Form 10-Q
period 2000-02-29
DESTINY MEDIA TECHNOLOGIES INC
filed 2000-04-24
CIK 1099369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to______________________

Commission file number: 0-028259

                         DESTINY MEDIA TECHNOLOGIES INC.
             (Exact name of registrant as specified in its charter)

Colorado                                                              84-1516745
--------                                                              ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

 555 West Hastings Street, Suite 950, Vancouver, British Columbia Canada V6B 4N4
 -------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (604) 609-7736

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since May 16, 1992 and (2) has been subject to the above filing requirements for the past 90 days.

Yes  x   No __
    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 29, 2000. Common Stock, no par value 22,501,000 Shares.

                  Interim Consolidated Financial Statements of

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

                           (Expressed in U.S. Dollars)

                                February 29, 2000

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

                       Interim Consolidated Balance Sheet
                           (Expressed in U.S. Dollars)

                                               February 29,        August 31,
                                                   2000               1999
                                             ---------------    ---------------
                                                (unaudited)

                                     Assets

Current asset:
  Cash                                       $       890,266    $            -
  Accounts receivable                                  2,930                 -
  Shareholder loans                                  147,656                 -
  Prepaids                                            20,490                 -
                                             ---------------    ---------------

  Total current assets                             1,061,342                 -

Property and equipment, net                           98,139                 -

Intellectual property                                156,396            594,236
Products under development                           142,997                 -
Goodwill                                             107,645                 -
                                             ---------------    ---------------

                                             $     1,566,519    $       594,236
                                             ===============    ===============


                         Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued liabilities   $         4,735    $            -
  Loans payable                                           -             594,236
                                             ---------------    ---------------

                                                       4,735            594,236

Long-term debt                                       197,996                 -

Stockholders' equity:
     Common stock, authorized 100,000,000
       shares, with a par value of
       $0.001 per share; with 22,501,000
       sharesissued and outstanding at
       February 29, 2000                              22,501              5,950
     Additional paid-in capital                    1,806,524             53,550
     Deficit accumulated during the development
      stage                                         (461,687)           (59,500)
     Cumulative translation adjustment                (3,550)                -
                                             ---------------    ---------------

     Total stockholders' equity                    1,363,788                 -
                                             ---------------    ---------------

                                             $     1,566,519    $       594,236
                                             ===============    ===============


See accompanying notes to interim consolidated financial statements.

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

                  Interim Consolidated Statements of Operations
                          (Expressed in U.S. Dollars)
                                                                                                              Period from
                                                                                                             August 24, 1998
                                                 Six months ended                Three months ended           (inception)
                                           February 29,   February 28,       February 29,   February 28,     to February 29,
                                               2000           1999                2000           1999             2000
                                          ----------------------------      ----------------------------      ------------
                                                     (unaudited)                       (unaudited)             (unaudited)
Sales                                     $    3,680      $         -       $     3,680     $        -        $    3,680

Operating expenses
  Advertising and promotion                   23,764                -            23,260              -            23,764
  Amortization                                34,905                -            32,288              -            34,905
  Bank charges and interest                    1,976                -             1,038              -             1,976
  Consulting                                   5,132                -             4,451              -             5,132
  Filings and listings                            75              450                75              -               525
  Financing                                   16,832                -             3,634              -            16,832
  Management fees                             54,951           15,292            41,792          7,500            93,909
  Marketing                                   47,175                -            33,279              -            47,175
  Meals and entertainment                      1,371                -             1,096              -             1,371
  Office and miscellaneous                     6,684            4,005             5,588          2,130            16,058
  Professional fees                           21,506            1,394            17,893          1,000            23,474
  Rent                                        17,430            2,600            12,871          1,600            25,430
  Repairs and maintenance                        482                -               278              -               482
  Shareholder relations & transfer agent       5,052              450             4,858            150             5,802
  Subcontracts                                16,680                -            16,680              -            16,680
  Trademark                                    5,810                -             4,354              -             5,810
  Telephone and telecommunications            11,725                -             8,473              -            11,725
  Travel                                       5,224                -             5,091              -             5,224
  Wages and benefits                          97,238                -            67,939              -            97,238
  Write-off of in-process research and
    development                               33,846                -                 -              -            33,846
                                         -----------      -----------       -----------    -----------       -----------

                                             407,858           24,191           284,938         12,380           467,358

Interest income                                1,991                -               913              -             1,991
                                         -----------      -----------       -----------    -----------       -----------

Loss for the period                      $  (402,187)     $   (24,191)      $  (280,345)   $   (12,380)         (461,687)
                                         ===========      ===========       ===========    ===========       ===========

Net loss per common share, basic
   and diluted                           $    (0.020)     $    (0.001)      $    (0.013)   $    (0.001)      $    (0.025)
                                         ===========      ===========       ===========    ===========       ===========

Weighted average common shares
   outstanding, basic and diluted         20,316,549       17,850,000        21,544,956     17,850,000        18,639,391
                                         ===========      ===========       ===========    ===========       ===========

See accompanying notes to interim consolidated financial statements.


                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

             Interim Consolidated Statement of Stockholders' Equity
                           (Expressed in U.S. Dollars)

                   For the six months ended February 29, 2000
          Period from August 24, 1998 (inception) to February 29, 2000


                                                                              Deficit
                                                                          Accumulated
                                       Common Stock             Other          During   Cumulative            Total
                                   --------------------       Paid-In     Development  Translation    Stockholders'
                                      Shares     Amount       Capital           Stage   Adjustment           Equity
                                   ---------    -------   -----------    ------------   ----------     -------------
Balance, August 24, 1998                  -     $    -    $        -     $        -     $       -      $         -

     Common stock issued for
       cash                       17,850,000     17,850        41,650             -             -            59,500

     Net loss                             -          -             -         (59,500)           -           (59,500)
                                   ---------    -------   -----------    ------------   ----------     -------------

Balance, August 31, 1999          17,850,000     17,850        41,650        (59,500)           -                -

     Common stock issued for
       cash                        1,360,276      1,360     1,148,302             -             -         1,149,662
     Common stock issued on
       acquisition                 1,800,000      1,800        (1,200)            -             -               600
     Common stock issued for
       retirement of debt          1,490,724      1,491       617,772             -             -           619,263

     Cumulative translation
       adjustment                         -          -             -              -         (3,550)          (3,550)

     Net loss                             -          -             -        (402,187)           -          (402,187)
                                   ---------    -------   -----------    ------------   ----------     -------------

Unaudited balance,
   February 29, 2000               22,501,000   $22,501   $ 1,806,524    $  (461,687)   $   (3,550)    $  1,363,788
                                   ==========   =======   ===========    ============   ===========    ============


See accompanying notes to interim consolidated financial statements.

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

                  Interim Consolidated Statement of Cash Flows
                           (Expressed in U.S. dollars)
                                                                                                                    Period from
                                                                                                                  August 24, 1998
                                                       Six months ended                Three months ended           (inception)
                                                 February 29,   February 28,       February 29,   February 28,     to February 29,
                                                     2000           1999                2000           1999             2000
                                                ----------------------------      ----------------------------      ------------
                                                         (unaudited)                       (unaudited)             (unaudited)
Cash flows from operating activities:

Operations:
 Loss for the period                            $ (402,187)     $   (24,191)      $    80,345)    $  (12,380)         (461,687)
 Items not involving cash:
  Depreciation                                      34,905                -            32,288              -            34,905
  Write-off of in-process research
    and development                                 33,846                -                 -              -            33,846
 Changes in operating asset and
     liabilities:
   Accounts receivable                               5,792                -            (1,733)             -             5,792
   Prepaid expenses                                (20,490)               -           (12,308)             -           (20,490)
   Accounts payable                                (10,104)               -            (7,254)             -           (10,104)
                                               -----------      -----------       -----------    -----------       -----------

   Net cash used in operating activities          (358,238)         (24,191)         (269,352)       (12,380)         (417,738)
                                               -----------      -----------       -----------    -----------       -----------

Cash flows from investing activities:
   Cash acquired on acquisition                    250,719                -                 -              -           250,719
   Purchase of property and equipment              (23,405)               -           (14,916)             -           (23,405)
                                               -----------      -----------       -----------    -----------       -----------

   Net cash provided by investing activities       227,314                -           (14,916)             -           227,314
                                               -----------      -----------       -----------    -----------       -----------

Cash flows from financing activities:
   Long-term debt                                   22,734                -             3,452              -            22,734
   Shareholder loan                               (147,656)               -           (99,773)             -          (147,656)
   Net proceeds from issuances of
     common stock and subscriptions              1,149,662                -         1,000,000              -         1,209,162
                                               -----------      -----------       -----------    -----------       -----------

   Net cash provided by financing activities     1,024,740                -           903,679              -         1,084,240
                                               -----------      -----------       -----------    -----------       -----------

Net increase (decrease) in cash and
   cash equivalents during the period              893,816          (24,191)          619,411        (12,380)          893,816

Effect of foreign exchange rate changes on cash     (3,550)               -           (10,029)             -            (3,550)

Cash and cash equivalents at beginning of period         -           59,500           280,884         47,689                 -
                                               -----------      -----------       -----------    -----------       -----------

Cash and cash equivalents at end of period     $   890,266      $    35,309       $   890,266    $    35,309       $   890,266
                                               ============     ===========       ===========    ===========       ===========

Supplementary disclosure:
     Non-cash transactions:
         Stock issued to acquire Destiny
           Software Productions Inc.           $       600      $         -       $         -    $        -        $        600
         Stock issued for retirement of debt       619,263                -                 -             -             619,263


See accompanying notes to interim consolidated financial statements.

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                                   (Unaudited)
                   For the six months ended February 29, 2000

--------------------------------------------------------------------------------


1.   Organization

     Destiny Media Technologies Inc. (the "Company") was incorporated in August 24, 1998 as Euro Industries Ltd. under the laws of the State of Colorado. On October 19, 1999, the Company's name was changed to Destiny Media Technologies Inc.

     During the period from incorporation on August 24, 1998 to August 31, 1998, the Company earned no revenue and incurred no expenses.


2.   Future operations

     From inception of the business, the Company has incurred cumulative losses of $461,687 and used cash for operating activities of $417,738.

     These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions. The Company's future operations are dependent upon continued support by creditors and shareholders, the achievement of profitable operations and the successful completion of management's plan to obtain additional equity financing. There can be no assurances that the Company will be successful. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.


3.   Acquisition

     On October 20, 1999, 1,800,000 common shares were issued for the purchase of Destiny Software Productions Ltd. ("Destiny Software"). Destiny Software is a high-tech development company that develops video and audio compression software and to a lesser extent design and development of computer games. The transaction will be recorded under the purchase method of accounting. The Company's interest in the net assets acquired, at assigned values are estimated to be as follows:

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                                   (Unaudited)
                   For the six months ended February 29, 2000

--------------------------------------------------------------------------------


3.   Acquisition, continued

                                                      Canadian               U.S.
                                                    --------------     --------------
     Cash                                           $      370,387     $     250,719
     Other current assets                                   12,885             8,722
     Capital assets                                        135,878            91,977
     Intellectual property                                 250,000           169,227
     Products under development                            206,804           139,988
     Goodwill                                              170,606           115,485
     Acquired in process research and development           50,000            33,846
     Current liabilities                                   (21,922)          (14,839)
     Long-term liabilities                              (1,173,752)         (794,525)
                                                    --------------     --------------

                                                    $          886     $         600
                                                    ==============     ==============

     Consideration
         1,800,000 common shares                                       $         600
                                                                       ==============

     These above indicated values for net assets are considered preliminary estimates only and are subject to change.

     Acquired in process research and development is valued based on accumulated expenditures incurred to date on specifically identified products that are in the early stages of development. Goodwill has been valued as equal to the excess of the fair value of the consideration given over the fair value of the net identifiable assets and liabilities acquired.

     The fair market value of the consideration paid for the acquisition was based on the trading price of the Company's shares at the time the transaction was initially discussed. At that time, there had been only one significant block of shares traded. The per share value of this trade was considered representative of fair market value.

     A 20% shareholder of the Company owns 100% of the outstanding shares of Destiny Software.

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                                   (Unaudited)
                   For the six months ended February 29, 2000

--------------------------------------------------------------------------------


4.   Significant accounting policies

     (a) Basis of presentation

         These consolidated financial statements have been prepared using generally accepted accounting principles in the United States. The financial statements include the accounts of the Company's wholly owned subsidiaries, Destiny Software Productions Inc. and Wonderfall Productions Inc., and all adjustments, consisting solely of normal recurring adjustments, which in management's opinion are necessary for a fair presentation of the financial results for the interim periods. The financial statements have been prepared consistent with the accounting policies described in the Company's financial statements for the period ended August 31, 1999 and should be read in conjunction therewith. For United States accounting and reporting purposes, the Company is considered to be in the development stage as it is devoting all of its efforts to developing its business operations.

         Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

     (b) Research and development costs

         Research costs are expensed as incurred. Internal development costs are expensed as incurred unless they meet certain criteria under generally accepted accounting principles for deferral and amortization. Software and related development costs, after the establishment of technological feasibility and commercial viability, are capitalized as products under development until the product is ready for general release to customers. Amortization is provided on a product by product basis over the estimated economic life of the product, not to exceed three years. Amortization commences when the product is available for general release to customers.

     (c) Revenue recognition

         The Company recognizes revenue when title has passed to the customer, the collectibility of the consideration is reasonably assured and the Company has no significant remaining performance obligations. An allowance for estimated future returns are recorded at the time revenue is recognized.

     (d) Capital assets

         Capital assets are carried at cost less accumulated amortization. Amortization is calculated annually as follows:

              Furniture and fixtures       Declining balance              20%
              Computer equipment           Declining balance              30%
              Computer software            Straight-line                  50%
              Leasehold improvements       Straight-line           Lease-term

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                                   (Unaudited)
                   For the six months ended February 29, 2000

--------------------------------------------------------------------------------


4.   Significant accounting policies, continued

     (e) Products under development

         Products under development represent products that have been developed to the stage of a working model and are carried at cost less accumulated amortization. Amortization is provided on a straight-line basis over two years.

     (f) Goodwill

         Goodwill represents the excess of the cost to acquire businesses over the fair market value of the net assets acquired. These amounts are amortized on a straight-line basis over three years. The Company periodically evaluates the recoverability of goodwill and recognizes an impairment loss if the projected undiscounted future cash flows are less than the carrying amount. The amount of the impairment charge if any is measured based on the discounted future operating cash flows reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows differ from those estimates.

     (g) Stock split

         These financial statements and related notes have been adjusted to give retroactive effect to a three-for-one common share stock split which occurred December 31, 1999.

     (h) Use of estimates

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual amounts may differ from these estimates.

     (i) Income taxes

         The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized based on the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that the realizability of deferred tax assets is not considered by management to be more likely than not, a valuation allowance is provided.

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                                   (Unaudited)
                   For the six months ended February 29, 2000

--------------------------------------------------------------------------------


4.   Significant accounting policies, continued

     (j) Net loss per common share

         Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed including in the weighted average number of common shares outstanding, potentially dilutive common shares outstanding during the period. As the Company had a net loss in the period presented, basic and diluted net loss per share is the same.

     (k) Foreign currency

         Transactions  denominated in foreign  currencies  are  translated  into
         Canadian   dollars  at  the  rate   prevailing   at  the  time  of  the
         transactions.

         At the balance sheet date, monetary assets and liabilities denominated in a foreign currency are translated at the current rate of exchange. Exchange gains and losses arising on translation or settlement of foreign currency denominated monetary items are included in the determination of net income for the current period.


5.   Related party transactions

     The Company issued shares to settle a long-term note receivable outstanding to a significant shareholder. The Company also advanced $147,656 to a shareholder. The advance related to ongoing financing of the Company.