Form 10-Q/A
period 2000-02-29
DESTINY MEDIA TECHNOLOGIES INC
filed 2000-06-21
CIK 1099369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                    FORM 10-Q/A
(Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  X   No
    ---     ---


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

Item 1.  Financial Statements

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following information contains certain forward-looking statements that anticipate future trends or events. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including but not limited to the risks of increased competition in the Company's industry and other risks detailed in the Company's Securities and Exchange Commission filings. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

During the second quarter of Fiscal 2000, the Company reported a net loss of $280,345 which was an increase of $267,965 as compared to the second quarter of Fiscal 1999 when the Company reported a net loss of $12,380. The increase was due to a significant expansion of operations which began in the first quarter of Fiscal 2000 and continued into the second quarter. During this time the Company hired additional personnel; expanded its facilities in the corporate headquarters; began additional research and development; and, enlarged its marketing operations. The overall result was a net loss of $280,345 for the second quarter of Fiscal 2000 and a net loss for the first six months of Fiscal 2000 of $402,187.

RESULTS OF OPERATIONS:

Reference is made to Item 2, "Management's Discussion and Analysis or Plan of Operation" included in the Company's registration statement on Form 10-SB for the year ended August 31, 1999, as amended, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month and six-month periods ended February 29, 2000, compared to the results of operations for the three-month and six-month periods ended February 28, 1999, and to changes in the Company's financial condition from August 31, 1999 to February 29, 2000.

THREE MONTHS ENDED FEBRUARY 29, 2000 and 1999:

For the second quarter of the current fiscal year, ending February 29, 2000, sales were $3,680 as compared to nil for the same quarter of the previous year. The modest sales were a result of the fact that the Company is currently engaged primarily in research and development of its software products relating to internet audio applications and has not yet begun a significant marketing campaign for these products.

Operating expenses for the Company were $284,938 for the second quarter up from $12,380 for the second quarter of last year. Because of the Company's expansion in operations, increases occurred in every category of operating expenses. The most significant expenses occurred in the categories of wages and benefits ($67,939); subcontracts ($16,680); office rent ($12,871) professional fees ($17,893); marketing ($33,279); management fees ($41792); amortization ($32,288); and, advertising and promotion ($23,260).

The net loss for the quarter was $280,345 which represents a substantial increase over the second quarter of last year when the net loss was $$12,380. The increase in the net loss was due to significant increases in all categories of operating expenses over the prior period which resulted from the expansion of operations described in the preceding paragraph.

The loss per share (fully diluted) was $0.013 for the second quarter of Fiscal 2000 compared to $0.001 for the second quarter of fiscal 1999.

SIX MONTHS ENDED FEBRUARY 29, 2000:

Sales in the first six months of Fiscal 2000 all occurred within the second fiscal quarter and, as stated above, were $3,680.

General and administrative expenses for the Company were $407,858 for the six month period up from $24,191 for the same period of last year. The primary reasons for the increase of $383,667 are increases in each of the categories comprising operating expenses. The most significant expenses were wages and benefits ($97,238); professional fees ($21,506); marketing ($47,175); management fees ($54,951); amortization ($34,905); and, advertising and promotion ($23,764).

The net loss for the first six months of Fiscal 2000 was $402,187. This represents a significant increase over the net loss for the first six months of Fiscal 1999 of $24,191. The increase in the net loss was due to significant increases in all categories of operating expenses over the prior period which resulted from the expansion of operations described above.

The loss per share (fully diluted) was $0.020 for the first six months of Fiscal 2000 compared to $0.001 for the same period of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its cash flow requirements through cash flows generated from financing activities. Cash provided by financing activities which occurred during the six months ended February 29, 2000, was $1,024,740. This resulted in an increase in cash and cash equivalents during the six month period of $893,816. The effect of foreign exchange rate changes on cash of ($3,550) during the six month period resulted in a cash and cash equivalent position of $890,266 at the end of the period.

As of February 29, 2000 the Company had working capital of $1,056,607 which represented an increase of $1,655,578 compared to the negative working capital position of ($594,236) as of February 28,1999. The increase in working capital was due to an increase in cash and cash equivalents of $1,061,342 which resulted from the financing activities of the Company which have occurred since July 1999 and to a decrease in loans payable and current liabilities of $594,236.

The Company has no external sources of liquidity in the form of credit lines from banks.

Management believes that its available cash will be sufficient to fund the Company's working capital requirements through August 31, 2000. The Company's management further believes; however, that the Company does not have sufficient liquidity to implement its expansion and acquisition strategies. As yet, no investment banking agreements have been reached and there is no guarantee that the Company will be able to raise the capital necessary to implement its expansion plans.

IMPACT OF THE YEAR 2000 ISSUE:

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the company including those related to customers, suppliers, or other third parties, have been fully resolved.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISKS:

The Company does not have any derivative financial instruments as of February 29, 2000. However, the Company is exposed to interest rate risk.

The Company's interest income and expense are most sensitive to changes in the general level of U.S. and Canadian interest rates. In this regard, changes in U.S. and Canadian interest rates affect the interest earned on the Company's cash equivalents as well as interest paid on debt.

FOREIGN CURRENCY RISK

The Company operates primarily in Canada. The Company's business and financial condition is, therefore, sensitive to currency exchange rates or any other restrictions imposed on its currency.

Part II - OTHER INFORMATION

Item 1.           Legal Proceedings - None
Item 2.           Changes in Securities - None
Item 3.           Default Upon Senior Securities - None
Item 4.           Submission of Matters to a Vote of Securities Holders - None
Item 5.           Other Information - None
Item 6.(a)        Exhibit 27 - Financial Data Schedule
Item 6.(b)        Reports on Form 8-K - None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DESTINY MEDIA TECHNOLOGIES INC.


Dated: June 21, 2000                     /s/ Steve Vestergaard
       --------------------              ---------------------
                                         Steve Vestergaard, President/Director