Form 10-Q
period 2000-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2000-07-18
CIK 1099369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
              (X)QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000

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

Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2000. Common Stock, no par value 22,501,000 Shares.

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                  Attached hereto and incorporated herein by reference. Interim Consolidated Financial Statements of

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

                           (Expressed in U.S. Dollars)

                                  May 31, 2000

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

                       Interim Consolidated Balance Sheet
                           (Expressed in U.S. Dollars)

                                                                  May 31,           August 31,
                                                                   2000                1999
                                                               ------------        ------------
                                                               (unaudited)

                                        Assets

Current asset:
     Cash                                                      $    549,444        $          -
     Accounts receivable                                             11,420                   -
     Shareholder loans                                               54,652                   -
     Prepaids                                                        24,889                   -
                                                               ------------        ------------

     Total current assets                                           640,405                   -

Property and equipment, net                                         104,621                   -
Intellectual property, net                                          143,591             594,236
Products under development, net                                     140,034                   -
Goodwill, net                                                        89,880                   -
                                                               ------------        ------------

                                                               $  1,118,531        $    594,236
                                                               ============        ============


                         Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                  $     74,297        $          -
     Loans payable                                                       -              594,236
                                                               ------------        ------------

                                                                     74,297             594,236

Long-term debt                                                      191,684                   -

Stockholders' equity:
     Common stock, authorized 100,000,000 shares, with a
       par value of $0.001 per share; with 22,501,000 shares
       issued and outstanding at May 31, 2000                        22,501               5,950
     Additional paid-in capital                                   1,806,524              53,550
     Deficit accumulated during the development stage              (975,181)            (59,500)
     Cumulative translation adjustment                               (1,294)                  -
                                                               ------------        ------------

     Total stockholders' equity                                     852,550                   -
                                                               ------------        ------------

                                                               $  1,118,531        $    594,236
                                                               ============        ============

See accompanying notes to interim consolidated financial statements.

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

                  Interim Consolidated Statements of Operations
                           (Expressed in U.S. Dollars)
                                                                                                        Period from
                                                                                                      August 24, 1998
                                                 Nine months ended          Three months                 (inception)
                                                May 31,      May 31,       May 31,        May 31,         to May 31,
                                                 2000         1999          2000           1999             2000
                                              ----------   ---------     ----------    -----------    ---------------
                                                     (unaudited)                (unaudited)             (unaudited)
Sales                                         $  11,636    $ -           $   7,956     $   -          $    11,636

Operating expenses
     Advertising and promotion                  109,264      -              85,500         -               109,264
     Amortization                                66,809      -              31,904         -                66,809
     Bank charges and interest                    2,958      -                 982         -                 2,958
     Consulting                                  27,510      -              22,378         -                27,510
     Filings and listings                         8,308         450          8,233         -                 8,758
     Financing                                   16,832      -              -              -                16,832
     Management fees                            104,534      27,125         49,583         11,833          143,492
     Marketing                                  121,119      -              73,944         -               121,119
     Meals and entertainment                      2,756      -               1,385         -                 2,756
     Office and miscellaneous                    13,508       6,689          6,824          2,684           22,882
     Professional fees                           74,228       1,681         52,722            287           76,196
     Rent                                        31,554       5,300         14,124          2,700           39,554
     Repairs and maintenance                      2,565      -               2,083         -                 2,565
     Shareholder relations & transfer agent      17,784         600         12,732            150           18,534
     Subcontracts                                33,818      -              17,138         -                33,818
     Trademark                                    5,810      -              -              -                 5,810
     Telephone and telecommunications            24,020      -              12,295         -                24,020
     Travel                                      19,909      -              14,685         -                19,909
     Wages and benefits                         199,908      -             102,670         -               199,908
     Write-off of goodwill                        8,777      -               8,777         -                 8,777
     Write-off of products under development      4,398      -               4,398         -                 4,398
     Write-off of in-process research and
       development                               33,846      -              -              -                33,846
                                              ----------   ---------     ----------    -----------    -------------

                                                930,215      41,845        522,357         17,654          989,715
Interest income                                   2,898      -                 907         -                 2,898
                                              ----------   ---------     ----------    -----------    -------------

Loss for the period                           $(915,681)   $(41,845)     $(513,494)    $   (17,654)   $   (975,181)
                                              ==========   =========     ==========    ============   =============

Net loss per common share, basic and diluted  $  (0.043)   $ (0.004)     $  (0.023)    $    (0.001)   $     (0.062)
                                              ==========   =========     ==========    ============   =============



Weighted average common shares
   outstanding, basic and diluted            21,180,128    9,734,615    22,501,000      16,822,826      15,615,309
                                             ===========   =========    ==========     ============   =============

See accompanying notes to interim consolidated financial statements.


                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

             Interim Consolidated Statement of Stockholders' Equity
                           (Expressed in U.S. Dollars)

                     For the nine months ended May 31, 2000
             Period from August 24, 1998 (inception) to May 31, 2000


                                                                             Deficit
                                                                         Accumulated
                                      Common Stock             Other          During   Cumulative            Total
                                  ---------------------      Paid-In     Development  Translation    Stockholders'
                                    Shares      Amount       Capital           Stage   Adjustment           Equity
                                  ----------    -------    ----------    -----------  -----------    -------------
Balance, August 24, 1998                  -     $    -     $       -     $        -     $       -      $         -

     Common stock issued for
       cash                       17,850,000     17,850        41,650             -             -            59,500

     Net loss                             -          -             -         (59,500)           -           (59,500)
                                  ----------    -------    ----------    ------------   ----------     -------------

Balance, August 31, 1999          17,850,000     17,850        41,650        (59,500)           -                -

     Common stock issued for
       cash                        1,360,276      1,360     1,148,302             -             -         1,149,662
     Common stock issued on
       acquisition                 1,800,000      1,800        (1,200)            -             -               600
     Common stock issued for
       retirement of debt          1,490,724      1,491       617,772             -             -           619,263

     Cumulative translation
       adjustment                         -          -             -              -         (1,294)          (1,294)

     Net loss                             -          -             -        (915,681)           -          (915,681)
                                  ----------    -------    ----------    ------------   ----------     -------------

Unaudited balance,
   May 31, 2000                   22,501,000    $22,501    $1,806,524    $  (975,181)   $   (1,294)    $    852,550
                                  ==========    =======    ==========    ============   ===========    =============



See accompanying notes to interim consolidated financial statements.


                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

                  Interim Consolidated Statement of Cash Flows
                           (Expressed in U.S. dollars)
                                                                                                                         Period from
                                                                                                                  August 24, 1998
                                                           Nine months ended             Three months ended         (inception)
                                                         May 31,        May 31,         May 31,        May 31,        to May 31,
                                                          2000           1999            2000           1999           2000
                                                      -----------    -----------     -----------    -----------     -----------
                                                             (unaudited)                      (uaudited)            (unaudited)
Cash flows from operating activities:

Operations:
   Loss for the period                                $ (915,681)    $  (41,845)     $ (513,494)    $  (17,654)    $  (975,181)
   Items not involving cash:
    Depreciation                                          66,809             -           31,904             -           66,809
    Write-off of goodwill                                  8,777             -            8,777             -            8,777
    Write-off of products under development                4,398             -            4,398             -            4,398
    Write-off of in-process research and development      33,846             -                              -           33,846
   Changes in operating asset and liabilities:
     Accounts receivable                                  (2,917)            -           (8,709)            -           (2,917)
     Prepaid expenses                                    (25,549)            -           (5,059)            -          (25,549)
     Intellectual property                                  (680)            -             (680)            -             (680)
     Products under development                           (6,394)            -           (6,394)            -           (6,394)
     Accounts payable                                     59,911             -           70,015             -           59,911
                                                      -----------    -----------     -----------    -----------     -----------

   Net cash used in operating activities                (777,480)       (41,845)       (419,242)       (17,654)       (836,980)
                                                      -----------    -----------     -----------    -----------     -----------

Cash flows from investing activities:
   Cash acquired on acquisition                          250,719             -               -              -          250,719
   Purchase of property and equipment                    (42,526)            -          (19,121)            -          (42,526)
                                                      -----------    -----------     -----------    -----------     -----------

   Net cash provided by investing activities             208,193             -          (19,121)            -          208,193
                                                      -----------    -----------     -----------    -----------     -----------

Cash flows from financing activities:
   Long-term debt                                         22,734             -               -              -           22,734
   Shareholder loan                                      (54,651)            -           93,005             -          (54,651)
   Net proceeds from issuances of
     common stock and subscriptions                    1,149,662             -               -              -        1,209,162
                                                      -----------    -----------     -----------    -----------     -----------

   Net cash provided by financing activities           1,117,745             -           93,005             -        1,177,245
                                                      -----------    -----------     -----------    -----------     -----------

Net increase (decrease) in cash and
   cash equivalents during the period                    548,458        (41,845)       (345,358)       (17,654)        548,458
Effect of foreign exchange rate changes on cash              986            -             4,536             -              986

Cash and cash equivalents at beginning of period               -         59,500         890,266         35,309              -
                                                      -----------    -----------     -----------    -----------     -----------

Cash and cash equivalents at end of period            $  549,444     $   17,655      $  549,444     $   17,655      $  549,444
                                                      ===========    ===========     ===========    ===========     ===========



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

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                                   (Unaudited)
                     For the nine months ended May 31, 2000

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


2.   Future operations

     From inception of the business, the Company has incurred cumulative losses of $975,181 and used cash for operating activities of $836,980.

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


3.   Acquisition

     On October 20, 1999, 1,800,000 common shares were issued for the purchase of Destiny Software Productions Ltd. ("Destiny Software"). Destiny Software is a high-tech development company that develops video and audio compression software and to a lesser extent design and development of computer games. The transaction has been recorded under the purchase method of accounting. The Company's interest in the net assets acquired, at assigned values are estimated to be as follows:

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                                   (Unaudited)
                     For the nine months ended May 31, 2000

--------------------------------------------------------------------------------


3.   Acquisition, continued

                                                           Canadian             U.S.
                                                        --------------     -------------
     Cash                                               $      370,387     $     250,719
     Other current assets                                       12,885             8,722
     Capital assets                                            135,878            91,977
     Intellectual property                                     250,000           169,227
     Products under development                                206,804           139,988
     Goodwill                                                  170,606           115,485
     Acquired in process research and development               50,000            33,846
     Current liabilities                                       (21,922)          (14,839)
     Long-term liabilities                                  (1,173,752)         (794,525)
                                                        --------------     -------------

                                                        $          886     $         600
                                                        --------------     -------------

     Consideration
         1,800,000 common shares                                           $         600
                                                        --------------     -------------


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

     A 20% shareholder of the Company owned 100% of the outstanding shares of Destiny Software.

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                                   (Unaudited)
                     For the nine months ended May 31, 2000

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
             Leasehold improvements      Straight-line          Lease-term

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                                   (Unaudited)
                     For the nine months ended May 31, 2000

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

     (f) Goodwill

         Goodwill represents the excess of the cost to acquire businesses over the fair market value of the net assets acquired. These amounts are amortized on a straight-line basis over three years. The Company periodically evaluates the recoverability of goodwill and recognizes an impairment loss if the projected undiscounted future cash flows are less than the carrying amount. The amount of the impairment charge, if any, is measured based on the discounted future operating cash flows reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows differ from those estimates.

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

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                                   (Unaudited)
                     For the nine months ended May 31, 2000

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

     (k) Foreign currency

         Transactions denominated in foreign currencies are translated at the rate prevailing at the time of the transactions.

         At the balance sheet date, monetary assets and liabilities denominated in a foreign currency are translated at the current rate of exchange. Exchange gains and losses arising on translation or settlement of foreign currency denominated monetary items are included in the determination of net income for the current period.


5.   Related party transactions

     The Company issued shares to settle a long-term note receivable outstanding to a significant shareholder. The Company also advanced $54,652 to a shareholder. The advance related to ongoing financing of the Company.



6.   Operating leases

     The Company leases office facilities in British Columbia under an operating lease agreement that expires May 31, 2001. Additional premises will be leased beginning June 1, 2000. Minimum lease payments to May 31, 2001 under these operating leases are $109,710.

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

During the three months ended May 31, 2000, the Company experienced a net loss of $513,494 as compared to a net loss of $17,654 for the three months ended May 31, 1999. The increase was due to a significant expansion of operations which began in the first quarter of Fiscal 2000 and continued in the second and third quarters. During this time the Company hired additional personnel; expanded its facilities in the corporate headquarters; began additional research and development; and, enlarged its marketing operations. The overall result was a net loss of $513,494 for the third quarter of Fiscal 2000 and a net loss for the first nine months of Fiscal 2000 of $915,681.

RESULTS OF OPERATIONS:

Reference is made to Item 2, "Management's Discussion and Analysis or Plan of Operation" included in the Company's registration statement on Form 10-SB for the year ended August 31, 1999, as amended, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company results of operations for the three-month and nine-month periods ended May 31, 2000, compared to the results of operations for the three-month and nine-month periods ended May 31, 1999, and to changes in the Company's financial condition from August 31, 1999 to May 31, 2000.

THREE MONTHS ENDED May 31, 2000 and 1999:

For the third quarter of the current fiscal year, ending May 31, 2000, sales were $7,956 as compared to nil for the same quarter of the previous year. The modest sales were a result of the fact that the Company is currently engaged primarily in research and development of its software products relating to internet audio applications and did begin a significant marketing campaign for these products until the end of the nine months ended May 31, 2000.

Operating expenses for the Company were $522,357 for the third quarter up from $17,654 for the third quarter of last year. Because of the Company's expansion in operations, increases occurred in every category of operating expenses. The most significant expenses occurred in the categories of wages and benefits ($102,670); advertising and promotion ($85,500); amortization ($31,904); consulting ($22,378); management fees ($49,583); marketing ($73,944); and, professional fees ($52,722).

The net loss for the quarter was $513,494 which represents a substantial increase over the third quarter of last year when the net loss was $17,654. The increase in the net loss was due to significant increases in all categories of operating expenses over the prior period which resulted from the expansion of operations described in the preceding paragraph.

The loss per share (fully diluted) was ($0.02) for the three months ended May 31, 2000 compared to $0.00 for the three months ended May 31, 2000.

NINE MONTHS ENDED MAY 31, 2000:

Sales in the first nine months ended May 31, 2000 were $11,636 compared to nil for the nine months ended May 31, 1999. As was the case for the three months period ended May 31, 2000, the modest sales were a result of the fact that the Company is currently engaged primarily in research and development of its software products relating to internet audio applications and did not begin a significant marketing campaign for these products until the end of the nine month period ended May 31, 2000.

Operating expenses for the Company were $930,215 for the nine months ended May 31, 2000 up from $41,845 for the nine months ended May 31, 1999. The primary reasons for the increase of $888,370 are increases in virtually every category of operating expenses because of the increase in business activity of the Company during this time period.

The net loss for the nine months ended May 31, 2000 was ($915,681) which was an increase of $888,370 over the net loss of ($41,845) for the nine months ended May 31, 1999. The increase in net loss was due to increases in virtually every category of operating activity because of the significant increase in business activity by the Company.

The loss per share (fully diluted) was ($0.04) for the nine month period ended May 31, 2000 compared to $0.00 for the nine months ended May 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its cash flow requirements through cash flows generated from financing activities. Cash provided by financing activities which occurred during the nine months ended May 31, 2000 was $1,117,745.This resulted in an increase in cash and cash equivalents during the nine month period of $548,458. The effect of foreign exchange rate changes on cash of $986 during the nine month period resulted in a cash and cash equivalent position of $549,444 at the end of the period.

As of May 31, 2000 the Company had working capital of $566,108 which represented an increase of $1,160,344 as compared to the working capital deficit of ($594,236) as of May 31, 2000. The increase in working capital was due to an increase in cash of $549,444 and a decrease in loans payable of $594,236.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISKS:

The Company does not have any derivative financial instruments as of May 31, 2000. However, the Company is exposed to interest rate risk.

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

                                 DESTINY MEDIA TECHNOLOGIES INC.
                                          (Registrant)


Dated: July 18, 2000             /s/ Steve Vestergaard, President and Director
       -------------             ---------------------------------------------