Form 10KSB
period 2000-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2000-12-15
CIK 1099369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


           [xx] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 2000

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [not applicable]

                         Commission File Number: 0-28259

                         Destiny Media Technologies Inc.
                        --------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


           Colorado                                        84-1516745
-------------------------------                ---------------------------------
(State or other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

555 West Hastings Street, Suite 950, Vancouver, British Columbia CANADA V6B 4N4
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's Telephone Number, (604) 609-7736
                                               --------------


       Securities to be registered pursuant to Section 12(b) of the Act:
       -----------------------------------------------------------------
                                      None

        Securities to be registered pursuant to Section 12(g) of the Act:
       -----------------------------------------------------------------
                         Common Stock $0.001 par value
                         -----------------------------
                                (Title of Class)
                                ----------------

                                 Page 1 of xxxxx
                          Index to Exhibits on Page 33

                         Destiny Media Technologies Inc.

                                   Form 10-KSB
                                TABLE OF CONTENTS
                                     PART I
                                                             Page

Item 1.  Description of Business.............................   3

Item 2.  Management's Discussion and Analysis or Plan of
         Operation...........................................  16

Item 3.  Description of Property.............................  20

Item 4.  Security Ownership of Certain Beneficial Owners
          and Management.....................................  20

Item 5.  Directors, Executive Officers, Promoters
         and Control Persons.................................  22

Item 6.  Executive Compensation..............................  26

Item 7.  Certain Relationships and Related Transactions......  28

Item 8.  Description of Securities...........................  28

                                     PART II

Item 1.  Market Price Of And Dividends on the Registrant's
         Common Equity and Related Stockholder Matters.......  30

Item 2.  Legal Proceedings...................................  30

Item 3.  Changes in and Disagreements with  Accountants......  31

Item 4.  Recent Sales of  Unregistered Securities............  31

Item 5.  Indemnification of  Directors and Officers..........  31

                                    PART F/S

Item 1.  Consolidated Financial Statements...................  31
                                    PART III

Item 1.   Index to Exhibits                                    33

Item 2.   Description of Exhibits

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

Introduction
------------

Destiny Media Technologies Inc. (hereinafter is also referred to as the "Company" and/or the "Registrant") is a company in the development phase. The Company was incorporated in August 1998 in the state of Colorado under the name Euro Industries Ltd.

The Company was originally involved in the acquisition and exploration of mining properties; however in July of 1999 with the start of the process involving the Company's acquisition of Destiny Software Productions Inc. and the introduction of a new management team, the Company became active in the software industry and ceased all of its work in the mining industry.

On October 20, 1999 the Company completed the process of acquiring Destiny Software Productions Inc.("Destiny Software"). Destiny Software is a Western Canadian based software development company specializing in streaming media and MP3 products. Destiny Software has created its own proprietary compression format and technologies. It is currently developing the RadioDestiny Broadcast NetworkTM, where commercial and hobbyist radio stations can broadcast on the internet using the free RadioDestiny BroadcasterTM. The recently released Destiny Media PlayerTM is a combination MP3 player/internet radio receiver which contains a live and realtime directory of al the current broadcasters on the Destiny network.

The Company's principal office is located at 555 West Hastings Street, Vancouver, British Columbia V6B 4N4. The contact person is Mr. Steve Vestergaard, President and Director. The telephone number is (604) 609-7736; the facsimile number is (604) 609-0611. The Company currently maintains four websites which are radiodestiny.com; destiny-software.com; destinympe.com; and, streamingaudio.com.

The Company's authorized capital includes 100,000,000 shares of common stock with $0.001 par value. On December 30, 1999 the Registrant announced that the Board of Directors had approved a three for one stock split. The split was affected in the form of a 200% stock dividend to the shareholders of record on December 30, 1999. The additional shares were to be distributed by Computershare Investor Services (formerly American Securities Transfer and Trust Inc.), the Registrant's transfer agent. Shareholders were required to exchange their existing shares as instructed by Computershare. The impact of the split was to increase the outstanding shares of the Registrant from 7,167,000 as of December 30, 1999 to 21,501,000. All reference to share data in this document refers to post split data. As of the close of the Company's latest fiscal year, August 31, 2000, there were 22,501,000 shares of common stock outstanding.

The Company's common stock trades on the OTC Bulletin board under the symbol "DSNY".

The information in this annual report is current as of December 7, 2000 unless otherwise indicated.

Historical Corporate Development
--------------------------------

The Company was incorporated in the state of Colorado on August 24, 1998 under the name Euro Industries Ltd. On October 12, 1999 the name of the Company was changed to Destiny Media Technologies Inc.

By March 1999, the Company sold 5,950,000 pre-split (17,850,000 post-split) common shares for an aggregate purchase price of $59,500 . Each share was issued at $0.01 per share. The shares were purchased by thirty-one individuals all of who were unrelated parties.

The shares of common stock in the foregoing offering, were offered pursuant to an exemption to registration provided under Section 3(b), Regulation D, Rule 504 of the Securities Act of 1933, as amended and under the exemption to registration under Section 11-51-308(1)(p) of the Colorado Securities Act.

The shares of the Company began trading on the National Quotation Bureau's "Pink Sheets" on June 17, 1999.

On June 16, 1999, the Company entered into an agreement to purchase control of Destiny Software Productions Ltd., a company 100% owned by Steve Vestergaard who subsequently became the president of the Registrant. At the time of this transaction, Mr. Vestergaard owned 3.6 million shares of the Registrant. The 3.6 million shares represented 20% of the Registrant's outstanding shares. Mr. Vestergaard acquired all of these shares from -- unrelated parties for cash consideration of $1,200. The detail of these purchases is as follows:

Certificate #     Name                             Number of Shares

131               Lorraine Zaiser             900,000 shares (post split)
102               Elefterras Aligizakis     1,050,000 shares (post split)
129               Hilary Wipf                 750,000 shares (post split)
117               Patricia Parente            600,000 shares (post split)
113               George Paikos               300,000 shares (post split)

Since that time the business of the Company has centered on Destiny Software. The purchase price of Destiny Software was 600,000 pre-split (1,800,000 post-split) common shares of the Company. (These shares were restricted and each certificate includes the following legend: "The shares represented by this Certificate have not been registered under the Securities Act of 1933 ("the Act") and are "restricted securities" as that term is defined in Rule 144 under the Act. The shares may not be offered for sale, sold or otherwise transferred except pursuant to the effective registration statement under the Act, or pursuant to an exemption from registration under the Act, the availability of which is to be established to the satisfaction of the Company.") This transaction was finalized on October 20, 1999 when the shares were physically issued to the owners of Destiny Software. The contract of sale required that the Company had to raise Cdn$1.1 million of which Cdn$1 million would be used for development of the Destiny Software products. The contract of sale further stipulated that a minimum amount of Cdn. $250,000 had to be raised by September 16, 1999 and this was accomplished by a loan from Jade & Co., a shareholder of the Company.

On June 16, 1999 the Company entered into a private placement whereby it sold 1,851,000 shares of its common stock at prices between $0.40 and $0.48 per common share (post split). The net proceeds of this private placement were as follows:

I.       1,490,724 common shares issued on retirement of debt of $594,236
II.      112,791 common shares issued for services rendered valued at $54,690
III.     247,485 common shares issued for cash of $79,999

This offering officially closed on November 9, 1999.

The Company completed a private placement on April 25, 2000 whereby it is sold 1,000,000 units. Each unit consisted of one common share and one warrant exercisable for a period of six months from the closing of the private placement. Each unit sold for $1.00 and the warrants gave the holder the right to purchase one additional share of common stock for $3.00. This offering was made under Regulation S to offshore investors. The stock is restricted for a period of one year and is then subject To Rule 144.

In early 1999, Mr. Vestergaard and Mr. Kolic, an unrelated party and the owner of a company called Wonderfall Productions Inc.("Wonderfall"), were introduced to each other at an industry/investor forum. This meeting subsequently led to the acquisition by Destiny Software of Wonderfall in June 1999. Total compensation for this acquisition was $20,000, which was paid by a promissory note.

Mr. Ed Kolic was subsequently appointed as the Secretary and Chief Operating Officer of the Registrant. Wonderfall had a history in computer games production and marketing. WonderFall had two games, at the time of the sale, that had not been commercially released and the rationale for the acquisition by Destiny Software of Wonderfall was so that it could exploit the potential of these games and gain access to Mr. Kolic's marketing skills.

On May 26, 2000 the Company announced the launch of a prototype implementation of its java-based streaming video product, Video ClipstreamTM. This product allows web page designers to embed streaming video directly into a webpage of HTML compliant e-mail. The product works at a variety of bandwidths, from basic modem speeds to high-speed broadband, allowing the entire range of Internet users to receive a video experience.

On June 6, 2000 the Company announced a strategic relationship with a consulting firm called the McKenna Group. The McKenna Group indicated that it would broker relationships with other companies, on behalf of the Registrant, which require media distribution and streaming media tools. The McKenna Group also indicated that it would assist the Registrant in the development of a strategy for gaining industry adoption of the Registrant's MPE format.

On June 16, 2000 the Company announced that it had entered into a partnership with ChoiceRadio.com for the distribution of music using the Company's MPETM secure media format.

On July 26, 2000 the Company announced that it had signed a licensing agreement with a company called touchMarketing.com for its streaming audio product called ClipstreamTM. By utilizing ClipstreamTM, touchMarketing.com can offer audio-enabled e-mails as part of its suite of e-marketing products and services.

BUSINESS
--------

Media Internet Applications

Company Background including Destiny Software
---------------------------------------------

Steve Vestergaard who was subsequently appointed as the president of the Registrant formed Destiny Software as a private company. From 1992 until 1995, Destiny Software was involved solely in the development and sale of computer games. In 1992, Destiny Software developed a game called "Creepers" which was published by a subsidiary of Sony Corporation called Psygnosis. Also, in 1992 Destiny Software developed a game called "Solitaire's Journey" which was published by Quantum Quality Productions. In 1993, Destiny Software developed two games, called "Lucky's Casino Adventure" and "Origamo" which were also published by Quantum Quality Productions. Two other games developed in 1993 were "Time Out Sports Baseball" and "Time Out Sports Basketball" which were published by Microleague. In 1994, a game called "Blood Bowl" was developed by Destiny Software and published by Microleague. Three games were developed in 1995. "Dark Seed II" for Windows and "Dark Seed II" for Macintosh were both published by Cyberdreams, "MGM" and "Jam" was a Windows shareware product. In December of 1995, Destiny's first Internet radio prototype was started and this product was then released in April of 1996.

The Company owns a proprietary media compression format known as ".dny". ("dny" is an intellectual property which was developed in-house with no third party involvement. The property is in the form of a trade secret, and can be patented and trademarked. At the present time there have been no patents or trademarks taken out for the "dny" intellectual property.) This format is used to deliver real time streaming media, such as Internet radio, on an on-demand basis.

The ".dny" technology was developed by the Company because Internet radio requires massive compression levels and data packets are not reliably transmitted across the Internet. The Company's media compression technology recursively compresses an audio stream to any target compression ratio and, at the same time, interleaves and buffers data packets and estimates missing audio information.

Since developing this technology, Destiny Software has produced a media player and a java based streaming web clip compressor and player that allows users to add streaming audio clips to their web pages. The Company is also developing a low latency Internet telephone; a voice e-mail package and, a voice based chat engine.

                               Products

-- ---------------------------- ----------------------- --------------
   Product                      Status                  Revenue
-- ---------------------------- ----------------------- --------------
1  Broadcaster                  Commercially available  None, to date
-- ---------------------------- ----------------------- --------------
2  MP3 Player                   Commercially available  Free item
-- ---------------------------- ----------------------- --------------
3  Repeater (server based)      Commercially available  None, to date
-- ---------------------------- ----------------------- --------------
4  Clipstream: Java             Commercially available  None, to date
-- ---------------------------- ----------------------- --------------
5  Webcam                       Under development       None, to date
-- ---------------------------- ----------------------- --------------
6  Ripper                       Under development       None, to date
-- ---------------------------- ----------------------- --------------
7  Audio Chat                   Under development       None, to date
-- ---------------------------- ----------------------- --------------
8  Internet Phone               Under development       None, to date
-- ---------------------------- ----------------------- --------------
9  Mission to Mars Game (Demo)  Under development       None, to date
-- ---------------------------- ----------------------- --------------


Product Descriptions

Products, which are complete, are available for download from the RadioDestiny website at www.radiodestiny.com. The voice chat and e-mail applications are not yet in releasable form.

Destiny Media Player(TM)

The Destiny Media Player(TM) is a combination MP3/Music player and radio receiver. The Destiny Media Player(TM) will receive two separate formats: live or automated broadcasts from the Destiny Station broadcaster and Audio-on-Demand which will stream from a standard HTTP server. In Radio mode a user can listen to radio broadcasts from any of stations on the RadioDestiny Broadcast Network(TM). Incorporated into the player are features such as a live directory of stations with direct email and weblink to these broadcasters. In Mp3 mode a user can play MP3 files directly from the player's instant library. The player automatically scans the users hard drive for existing music files and creates an Mp3 library. Another feature is the list of MP3 websites allowing a user to easily click a link to access MP3 sources. The Player also supports playback of streaming Mp3's, .wav and midi files, as well as music CD's. The Destiny Media Player(TM) is a small, yet powerful, application and can be downloaded and installed within two minutes. It will be distributed free from the Destiny web site, partner sites and via OEM agreements with computer and sound card manufacturers.

RadioDestiny Broadcaster(TM)

In live mode, the user simply puts their audio signal into the input of their sound card, configures the options and clicks 'start broadcast'. Their station is automatically added to the directory of stations at the Destiny portal. It is extremely easy to use.

In script mode, the user prerecords a set of audio files, then specifies a schedule for play back. A broadcaster could spend a couple of hours setting up the schedule for the week, then the automated DJ could play back the content 24 hours per day, 7 days per week.

The DestinyBroadcaster will also allow the input of metadata which are digital files such as album cover graphics, lyrics and other artist information that is of interest to music fans. This metadata then streams out simultaneously with music files to the Destiny Media Player allowing the listener to view this information as they are listening to the songs. This technology is unique to Destiny with no current competition.

ScreamingAudio(TM)
RadioDestiny Web Clip Player and Compressor

The compressor will convert a .WAV file into a streaming .DNY format. Destiny has developed an online audio-based interactive radio play game based on this technology. It can be used to stream annual stockholders meetings, home shopping sites or other games.

Competition

The market for software and services for the Internet and intranets is relatively new, constantly changing and intensely competitive. As streaming media evolves into a central and necessary component of the Internet experience, more companies are entering the market for, and expending ever-greater resources to develop, streaming media software and services, and competition is thus intensifying. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger overall installed bases, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than the Company.

The Company's two principal competitors in the development and distribution of streaming media technology are RealNetworks and Microsoft Corporation. Both Microsoft's and RealNetworks' commitment to and presence in the streaming media industry has significantly increased and will continue to increase competitive pressure in the overall market for streaming media software. This could lead to increased pricing pressure, which may result in price reductions in the Company's products.

In  addition  to  Microsoft  and   RealNetworks   the  Company  faces  increased
competition from other companies that are developing and marketing streaming media product offerings. As more companies enter the market with products and services that compete with the Company's players and tools, the competitive landscape could change significantly to the detriment of the Company.

The Company competes for user traffic and Internet advertising revenues with a wide variety of Web sites, ISP's and especially audio, video and other media aggregators, such as Broadcast.com and Microsoft's Web Events. While Internet advertising revenues across the industry continue to grow, the number of Web sites competing for such revenue is also growing rapidly. The Company's advertising sales force and infrastructure are still in early stages of development relative to its competitors. There can be no assurance that advertisers will place advertising with the Company or that revenues derived from such advertising will be material. In addition, if the Company fails to attract new customers or is forced to reduce proposed advertising rates the Company's business, financial condition and results of operations may be materially adversely affected.

Competitive factors in the streaming media market include the quality and reliability of software; features for creating, editing and adapting content; ease of use and interactive user features; scalability and cost per user; pricing and licensing terms; the emergence of new and better formats; and, compatibility with the user's existing network components and software systems. To expand its user base and further enhance the user experience, the Company must continue to innovate and improve the performance of its products. The Company anticipates that consolidation will continue in the streaming media industry and related industries such as computer software, media and communications. Consequently, competitors may be acquired by, receive investments from or enter into other commercial relationships with, larger, well-established and well-financed companies. There can be no assurance that the Company can establish or sustain a leadership position in this market segment. The Company is committed to working toward market penetration of its brand, products and services, which, as a strategic response to changes in the competitive environment, may require pricing, licensing, service or marketing changes intended to extend its current brand and technology franchise. Price concessions or the emergence of other pricing or distribution strategies by competitors may have a material adverse effect on the Company's business, financial condition and results of operations.

Government Regulation and Legal Uncertainties

The Company is not currently subject to direct regulation by any governmental agency other than laws and regulations generally applicable to businesses. It is possible that a number of laws and regulations may be adopted in both the United States and Canada with particular applicability to the Internet. Governments have and may continue to enact legislation applicable to the Company in areas such as content distribution, performance and copying, other copyright issues, network security, encryption, the use of key escrow data, privacy protection, caching of content by server products, electronic authentication or "digital" signatures, illegal or obscene content, access charges and retransmission activities. The applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is also uncertain. Export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase the Company's cost of doing business or increase it legal exposure.

Risk Factors

Dependence On Key Personnel:

The Company's success is dependent, to a large degree, upon the efforts of its current executive officers. The loss or unavailability of any such person could have an adverse effect on the Company. At the present time the Company does not maintain key man life insurance policies for any of these individuals. Also, the continued success and viability of the Company is dependent upon its ability to attract and retain qualified personnel in all areas of its business, especially management positions. In the event the Company is unable to attract and retain qualified personnel, its business may be adversely affected. There are currently only two employment agreements in place. Management is; however, currently negotiating agreements with the remaining executive officers of the Company.

Limited Operating History:

The Company has a limited operating history upon which to base an evaluation of its business and prospects. Operating results for future periods are subject to numerous uncertainties, and there can be no assurance that the Company will achieve or sustain profitability on an annual or quarterly basis. The Company's prospects must be considered in light of the risks encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Future operating results will depend upon many factors, including the demand for the Company's software products, the level of product and price competition, the Company's success in attracting and retaining motivated and qualified personnel, and in particular, the growth of activity on the Internet World Wide Web as it relates to the internet broadcast industry.

History of Net Losses:

The Company has had net losses since its inception on August 24, 1998.

In the Period August 24, 1998 (date of inception) to August 31, 2000 the Company had a net loss of $1,640,229.

There can be no assurance that this trend will not continue.

The Auditors report on the consolidated financial statements for the year ended August 31, 2000 includes an additional explanatory paragraph which states that as the company has incurred recurring losses from operations, and has a working capital deficiency, substantial doubt exists about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments as a result of this uncertainty.

Possible Dilution to Present and Prospective Shareholders:

The Company's plan of operation, in part, contemplates the accomplishment of business negotiations by the issuance of cash, securities of the Company, or a combination of the two, and possibly, incurring debt. Any transaction involving the issuance of previously authorized but unissued shares of common stock, or securities convertible into common stock, would result in dilution, possibly substantial, to present and prospective holders of common stock.

Risks of Product Defects and Product Liability:

As a result of their complexity, software products may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in loss of or delay in market acceptance of the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's product also may be vulnerable to break-ins and similar disruptive problems caused by Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through the computer systems of the Company's customers, which may result in significant liability to the Company and deter potential customers. The sale and support of the Company's products may entail the risk of liability claims. A product liability claim brought against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

The Ability to Manage Growth:

Should the Company be successful in the sales and marketing efforts of its software products it will experience significant growth in operations. If this occurs, management anticipates that additional expansion will be required in order to continue its product development. Any expansion of the Company's business would place further demands on its management, operational capacity and financial resources. The Company anticipates that it will need to recruit qualified personnel in all areas of its operations, including management, sales, marketing, delivery and software development. There can be no assurance that the Company will be effective in attracting and retaining additional qualified personnel, expanding its operational capacity or otherwise managing growth. In addition, there can be no assurance that the Company's current systems, procedures or controls will be adequate to support any expansion of it's operations. The failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

Risk of System Failure and/or Security Risks:

Despite the implementation of security measures, the core of the Company's network infrastructure could be vulnerable to unforeseen computer problems. Although the Company believes it has taken steps to mitigate much of the risk, it may in the future experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Unknown security risks may result in liability to the Company and also may deter new customers from purchasing its software and services, and individuals from utilizing it. Although the Company intends to continue to implement and establish security measures, there can be no assurance that measures implemented by it will not be circumvented in the future, which could have a material adverse effect on the Company's business, financial condition or results of operations.

Lack of Established Market for Products and Services; Dependence on Internet and Intranets as Mediums of Commerce and Communications:

The market for the Company's streaming media products and services is new and evolving rapidly. It depends on increased use of the Internet and intranets. If the Internet and intranets are not adopted as methods for commerce and communications, or if the adoption rate slows, the market for the Company's products and services may not grow, or may develop more slowly than expected.

The Company believes that increased Internet use may depend on the availability of greater bandwidth or data transmission speeds or on other technological improvements, and the Company is largely dependent on third party companies to provide or facilitate these improvements. Changes in content delivery methods and emergence of new Internet access devices such as TV set-tops boxes could dramatically change the market for streaming media products and services if new delivery methods or devices do not use streaming media or if they provide a more efficient method for transferring data than streaming media.

The electronic commerce market is relatively new and evolving. Sales of the Company's products depend in large part on the development of the Internet as a viable commercial marketplace. There are now substantially more users and much more "traffic" over the Internet than ever before, use of the Internet is growing faster than anticipated, and the technological infrastructure of the Internet may be unable to support the demands placed on it by continued growth. Delays in development or adoption of new technological standards and protocols, or increased government regulation, could also affect Internet use. In addition, issues related to use of the Internet and intranets, such as security, reliability, cost, ease of use and quality of service, remain unresolved and may affect the amount of business that is conducted over the Internet and intranets.

Product Delays and Errors:

The Company has experienced development delays and cost overruns associated with its product development. It may encounter such problems in the future. Delays and cost overruns could affect the Company's ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. The Company's products also may contain undetected errors that could cause adverse publicity, reduced market acceptance of the products, or lawsuits by customers.

Online Commerce Security Risks:

Online commerce and communications depend on the ability to transmit confidential information securely over public networks. Any compromise of the Company's ability to transmit confidential information securely, and costs associated with the prevention or elimination of such problems, could have a material adverse effect on the Company's business.

International Operations:

The Company markets and sells its products in both the United States and Canada. As such, it is subject to the normal risks of doing business abroad. Risks include unexpected changes in regulatory requirements, export and import restrictions, tariffs and trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, potential adverse tax consequences, exchange rate fluctuations, increased risks of piracy, limits on the Company's ability to enforce its intellectual property rights, discontinuity of the Company's infrastructures, limitations on fund transfers and other legal and political risks. Such limitations and interruptions could have a material adverse effect on the Company's business. The Company does not currently hedge its foreign currency exposures.

Dividend Policy:

The Company does not presently intend to pay cash dividends in the foreseeable future, as any earnings are expected to be retained for use in developing and expanding its business. However, the actual amount of dividends received from the Company will remain subject to the discretion of the Company's Board of Directors and will depend on results of operations, cash requirements and future prospects of the Company and other factors.

The Lack of Assurance  That the Company Will Be Able to Meet Its Future  Capital
Requirements:

The Company currently has no source of operating cash flow to fund future projects or corporate overhead. The Company has limited financial resources, and there is no assurance that additional funding will be available. The Company's ability to continue to operate will be dependent upon its ability to raise significant additional funds in the future.

Risks Associated with Penny Stock Classification:

The Company's stock is subject to "penny stock" rules as defined in 1934 Securities and Exchange Act rule 3151-1. The Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. The Company's common shares are subject to these penny stock rules. Transaction costs associated with purchases and sales of penny stocks are likely to be higher than those for other securities. Penny stocks generally are equity securities with a price of less than U.S. $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the common shares in the United States and shareholders may find it more difficult to sell their shares.



Significant Customers and/or Suppliers
--------------------------------------

The Company is currently in the development stage and, as such, has no significant customers and/or suppliers.

Employees
---------

At 12/07/00 the Company operated with the services of its Directors, Executive Officers, 7 additional employees and four independent contractors. There is no collective bargaining agreement in place.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

SELECTED FINANCIAL DATA
-----------------------

The selected financial data in Table No. 1 for the period from incorporation on "August 24, 1998 to August 31, 2000 was derived from the consolidated financial statements of the Company.

The selected financial data was extracted from the more detailed consolidated financial statements and related notes included herein and should be read in conjunction with such consolidated financial statements and with the information appearing under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                  Table No. 1 (Destiny Media Technologies Inc.)
                          Selected Financial Data (USD 000's$)

---------------------------------- ------------------- ------------------- -------------------
                                   The Period 8/24/98   Fiscal Year Ended   Fiscal Year Ended
                                             (date of           8/31/2000           8/31/1999
                                    incorporation) to
                                         8/31/00
---------------------------------- ------------------- ------------------- -------------------
Revenue                                           $85                 $85                   0
---------------------------------- ------------------- ------------------- -------------------
Net Income(Loss)                             ($1,640)            ($1,581)               ($59)
---------------------------------- ------------------- ------------------- -------------------
Earnings (Loss) per Share                     ($0.10)             ($0.07)             ($0.01)
---------------------------------- ------------------- ------------------- -------------------
Dividends per Share                                 0                   0                   0
---------------------------------- ------------------- ------------------- -------------------
Weighted Average Number of Shares          16,472,526          21,512,150          11,479,625
Outstanding
---------------------------------- ------------------- ------------------- -------------------

Working Capital                                    N/A              ($51)                   0
---------------------------------- ------------------- ------------------- -------------------
Long Term Debt                                     N/A               $195                   0
---------------------------------- ------------------- ------------------- -------------------
Shareholders' Equity                               N/A               $273                 N/A
---------------------------------- ------------------- ------------------- -------------------
Total Assets                                       N/A               $731                $594
---------------------------------- ------------------- ------------------- -------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATION
--------------------

The following discussion of the Company's consolidated financial condition and results of operations should be read together with the consolidated financial statements and related notes that are included later in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" or in other parts of this annual report.

Cash Balances
-------------

The Company maintains its major cash balances at two financial institutions One is located in Vancouver, British Columbia, Canada. The balances in that institution are insured up to $40,200 (Cdn$60,000) per account by the Canada Deposit Insurance Corporation. The second is located in Boulder, Colorado.

Commitments and Contingencies
-----------------------------

The Company leases its office facility in Vancouver, British Columbia, Canada. The Company entered into a one year lease in June 2000. The total minimum lease payments to May 31,2001 under the operating leases are US $65,701.

Liquidity and Capital Resources
-------------------------------

Cash used during the fiscal year ended August 31, 2000 for operating activities totaled $1,227,225 (1999 - $59,500). Common stock was issued for services rendered of $54,690 (1999 - $nil); stock-based compensation to consultants in the form of stock options totaled $21,346 (1999 - $nil); and, in process research and development of $33,846 (1999 - $nil).

Cash flows from investing activities included $250,719 which was acquired on the acquisition of Destiny Software. Of this, $79,468 was used to purchase property and equipment; $1,392 was used to purchase miscellaneous assets; and, $7,070 was used to purchase short-term investments. Consequently, the net cash provided by investing activities totaled $162,789.

Cash flows from financing activities totaled $1,181,384 (1999 - $653,736). This was made up of $1,079,999 in net proceeds from the issuance of common stock and subscriptions and $101,385 in proceeds from shareholder loans.

The Company had a negative working capital position at August 31,2000 of $51,258 as compared to a nil working capital balance at the fiscal year ended August 31,1999.

Results of Operations
---------------------

Sales for the period were $85,544.

Operating expenses totaled $1,681,127 (1999 - $59,500). This represented a substantial increase over the prior fiscal year which was justified by this being the first full year of operations for the Company. Major expenses incurred during the period included $482,519 in wages and benefits; $123,805 in shareholder related expenses; $124,649 in professional fees; $183,749 in marketing; and, $155,510 in advertising and promotion.

For the Period August 24, 1998 (Date of Incorporation) to August 31, 2000 the Company reported a net loss of $1,640,229.

During Fiscal 2001, ending 8/31/01, management plans on concentrating its efforts in the following three areas in order to become profitable:

         1. Marketng the "Clipstream" java based audio streaming solution. Development has been completed and the Company is now embarking on a marketing and sales program to fully exploit and maximize revenue from this product. Secure online sales are now available online at www.clipstream.com. A sales group will be assembled for direct sales efforts. This will include both inside and outside sales. License agreements and partnership opportunities will be sought with larger content providers, aggregators and resellers.

Additional product development will take place to extend the product to a rich media ad banner product targeted to the advertising community and interactive ad agencies.

         2. Product development is planned to complete the: Listen Look and Buy" streaming metadata component of the RadioDestiny Broadcast solution. Once complete, this product will then be launched and marketed in the second quarter.
         3. Continued marketing of the Destiny Media Player to build the registered users base is also planned. This will include various online promotions and marketing initiative, trade show participation and partnership opportunities.

As stated above, the Registrant will have to raise additional funds to complete the aforementioned business plan. As yet, no investment banking agreements have been reached. There is no guarantee that the Registrant will be able to raise the capital necessary to complete the business plan for the period ending 8/31/01.


Known Trends
------------

Management has determined that because of the deficiency in working capital, significant operating losses and lack of liquidity, there is doubt about the ability of the Company to continue as a going concern unless additional working capital is obtained. Consequently such trends or conditions could have a material adverse effect on the Company's financial position, future results of operations, or liquidity. The Company currently has plans to raise sufficient working capital through equity financing or reorganization of the Company.

Income Taxes
------------

All tax returns due for the Company have been filed.

Inflation
---------

The Company's results of operations have not been affected by inflation and management does not expect inflation to have a material impact on its operations in the future.


ITEM 3. DESCRIPTION OF PROPERTY
-------------------------------

The Company leases approximately 2,400 square feet of space at 950 - 555 West Hastings Street, Vancouver, British Columbia, Canada V6B 4N4 for administrative and sales efforts. The Company pays approximately Cdn$10,115 per month, with a lease term of one year, for this facility. The Company considers the facility adequate for current purposes.

ITEM 4.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The Registrant is a publicly owned corporation, the shares of which are owned by United States and Canadian residents. The Registrant is not controlled directly or indirectly by another corporation or any foreign government.

Table No. 2 lists as of December 7, 2000 persons/companies the Registrant is aware of as being the beneficial owner of more than five percent (5%) of the common stock of the Registrant.

                                   Table No. 2

Title                              Amount and Nature Percent
  of                               of Beneficial     of
Class   Name of Beneficial Owner   Ownership         Class #
------  ------------------------   ----------------- -------

Common  Steve Vestergaard  (1)     5,291,500           23.5%

  TOTAL                            5,291,500           23.5%

# Based on 22,501,000 shares outstanding as of August 31, 2000 and options to purchase shares of common stock.

(1) Does not include a vested option to purchase 221,528 shares of common stock.


Table No. 3 lists as of August 31, 2000 all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group.

                                   Table No. 3
                Shareholdings of Directors and Executive Officers


Title                                             Amount and Nature    Percent
  of                                              of Beneficial        of
Class   Name of Beneficial Owner                  Ownership            Class #
------  ---------------------------------------   -----------------  ---------
Common  Steve Vestergaard, Pres. & Director (1)       5,291,500        23.5%
Common  Mark Lotz, Chief Financial Officer (2)              500         0.1%
Common  Ed Kolic, Chief Operating Officer &
          Secretary (3)                                 300,000         1.3%
Common  Greg Foisy, Director (4)                         25,000         0.1%
Common  Howard Louie, Director (5)                      190,500         0.8%
Common  Larry Langs, Director (6)                             0         0.0%

        Total                                        22,501,000        25.8%


#  Based on 22,501,000 shares outstanding as of August 31, 2000.
(1)Does not include vested options to purchase 221,528 shares of common stock.
(2)Does not include vested options to purchase 95,700 shares of common stock.
(3)Does not include vested options to purchase 221,528 shares of common stock.
(4)Does not include vested options to purchase 63,800 shares of common stock.
(5)Does not include vested options to purchase 95,700 shares of common stock.
(6)Does not include vested options to purchase 3,800 shares of common stock.

ITEM 5.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
--------------------------------------------------------------------

Table No. 4 lists as of August 31, 2000 the names of the Directors of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. All Directors are residents and citizens of Canada.

                                   Table No. 4
                                    Directors

                                      Date
First
                                                          Elected
Name                                    Age          or Appointed
-----------------------------------------------------------------
Steve Vestergaard (1)                    33             July 1999
Greg Foisy     (1)                       38             Oct. 1999
Howard Louie   (1)                       39             Oct. 1999
Ed Kolic                                 40             July 1999
Lawrence J. Langs                        40             Aug  2000

(1)  Member of Audit Committee.

Table No. 5 lists, as of August 31, 2000, the names of the Executive Officers of the Company. The Executive Officers serve at the pleasure of the Board of Directors. All Executive Officers are residents/citizens of Canada.

                                   Table No. 5
                               Executive Officers

Name            Position                                 Date of Board Approval
-------------------------------------------------------------------------------

Steve Vestergaard, President                                         Oct. 1999
Mark Lotz          Chief Financial Officer                           Oct. 1999
Ed Kolic           Chief Operating Officer and Secretary             Oct. 1999

Business Experience

Steve Vestergaard. Mr. Vestergaard is President and a Director of the Company. He has been employed by the Company since June 1999 when the Company began negotiations to purchase Destiny Software Productions Inc. His responsibilities include coordinating strategy, planning, and product development. Mr. Vestergaard devotes 100% of his time to the affairs of the Company. He has been involved in the software development industry since 1982 at which time he founded a private company called Tronic Software. Tronic Software was a developer of computer games which were sold by mail order. In 1990 he became employed by Distinctive Software Inc., a company which later changed its name to Electronic Arts Canada. At Electronic Arts Canada he was involved in developing game products. In 1991 he became the Chief Executive Officer of Destiny Software Productions, Inc. At Destiny Software Productions Inc. his responsibilities included not only general managerial functions, but also supervision of the development of computer games. Mr. Vestergaard hold an International Baccalaureate Degree and a Bachelor of Science Degree in Computer Science from the University of British Columbia.

Ed Kolic. Mr. Kolic is the Chief Operating Officer and Secretary. His responsibilities include overseeing the marketing efforts of the Company. He devotes 100% of his time to the affairs of the Company. From 1988 until 1995, he was employed as the President of Target Canada Production Ltd. His experience includes the production of documentary television, educational and information programming for the Canadian Educational Television Networks, large screen interactive presentation media for international conferences and a range of communication programs for corporate, government and institutional clients. From 1993 until 1997, he was a partner in a private company called Jacqueline Conoir Designs Ltd. which is a fashion design house. At Conoir Designs Ltd. he developed all of the marketing, communications and image strategies for the company. From 1997 until June of 1999, he was the president of WonderFall Productions Inc., a computer game development company, which he sold to the Company in June of 1999.

Mark Lotz. Mr. Lotz is the Chief Financial Officer of the Company. He devotes 100% of his time to the affairs of the Company. Prior to joining the Company in August 1999, Mr. Lotz was an Examiner with the Vancouver Stock Exchange where he was responsible for the regulation of Canadian stockbrokerage firms. Prior to joining the Vancouver Stock Exchange in 1995, Mr. Lotz was employed by Coopers & Lybrand as an auditor. Mr. Lotz holds the designation of Chartered Accountant. He graduated from Simon Fraser University in Vancouver, British Columbia where he received a Bachelors Degree in Business Administration.

Howard Louie. Mr. Louie is a member of the Company's Board of Directors. His private and public company activity during the past five years includes serving as the President and a Director of Unimet Capital Corp from 1992 until 1997. Unimet Capital Corp. is a private investment group which provides advisory services in corporate finance for both public and private corporations. From 1994 until 1997 he served as the President and a Director of GR Unimet Financial Corp. which is a joint venture between Unimet Capital Corp. and Grand Resources Group Joint, a financial institution based in Hong Kong. During 1998 and 1999, Mr. Louie was a Managing Director of D&G Investment Corp., a private Canadian company incorporated in the province of British Columbia involved in investing in private companies located in British Columbia. As a member of the Company's Board of Directors, Mr. - Louie devotes ten percent of his time to the affairs of the Company.

Greg Foisy. Mr. Foisy is a member of the Company's Board of Directors. From 1986 until 1991 Mr. Foisy worked in sales with Apollo Computer, which subsequently became the workstation division of Hewlett-Packard. In 1991 he became employed by a company called Interactive Development Environments, a software company specializing in development tools. He opened up the first offices in Canada for Interactive Development Environments and was successful in making the Canadian organization one of the top producing regions within that company. He left Interactive Development Environments in 1995 and founded a private company called Red Brick Systems. Red Brick Systems is a provider of database technology for the Data Warehousing and Decision Support market space and was involved in providing loyalty management and click-stream analysis for companies involved in e-commerce or internet access. In 1998, Red Brick Systems was purchased by a company called Informix. Mr. Foisy is now employed as the Director of Sales for Data Warehousing for Informix. As a member of the Board of Directors, Mr. Foisy devotes 5% of his time to the affairs of the Company.

Lawrence J. Langs Mr. Langs most recently worked as Vice President of Business Development at MP3.com (Nasdaq: MPPP). Prior to MP3.com, Larry had a variety of experience as a technology and entertainment lawyer, a senior management consultant as well as a technology advocate. Mr. Langs worked with his associates at Interactive Media Consulting as legal and business counsel exclusively to clients in the interactive media industry since 1991. From 1995-96 Mr. Langs was acting Business Development Manager for the New Media Division of Sybase, where he was involved with strategic interactive television initiatives. and with developing and executing strategic relationships with Internet companies. Prior experience also includes several years as an Investment Banker for Chemical Bank in New York, and Senior Strategic Consultant for Arthur D. Little in Boston. Mr. Langs holds a Juris Doctorate from Boston University School of Law, and a Master's Degree in Finance and Management of Technology from the Sloan School of Management at M.I.T. He is a member of the New York Bar.


There have been no events during the last five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person including:

a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

b) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

c) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities;

d) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Family Relationships
--------------------

There are no family relationships between any of the officers and/or directors.

Other Relationships/Arrangements
--------------------------------

There are no arrangements or understandings between any two or more Directors or Executive Officers, pursuant to which he/she was selected as a Director or Executive Officer. There are no material arrangements or understandings between any two or more Directors or Executive Officers.


ITEM 6.  EXECUTIVE COMPENSATION
-------------------------------

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director. During Fiscal 1999, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments.

The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's Directors or Executive Officers. The Company has no formal stock option plan which has been approved by regulatory authorities or other long-term compensation program.

The CEO/President's and COO's compensation are outlined in the following table which also includes the material terms of the two employment agreements:

------------------------------------- ----------------------------------- -----------------------------------
                                      Steve Vestergaard (CEO)             Ed Kolic (COO)
------------------------------------- ----------------------------------- -----------------------------------
Responsibilities                      All operations of the business      Responsible for all
                                      including financial,                administration, operational,
                                      administration, operational, and    marketing, and product development
                                      software development activities
                                      of the Company, its subsidiaries
                                      and associated companies.
------------------------------------- ----------------------------------- -----------------------------------
Reports to                            Board of Directors                  CEO and the Board of Directors
------------------------------------- ----------------------------------- -----------------------------------
Commencement date                     Aug 01,1999                         Aug 01,1999
------------------------------------- ----------------------------------- -----------------------------------
Term                                  24 months                           24 months
------------------------------------- ----------------------------------- -----------------------------------
Severance - For no cause              6 months                            6 months
------------------------------------- ----------------------------------- -----------------------------------
Severance                             - On change of Control 1 years  salary + 2
                                      years 1 years salary + 2 years performance
                                      bonus  +  waiver  of  performance  bonus +
                                      waiver of vesting on stock options vesting
                                      on stock options
------------------------------------- ----------------------------------- -----------------------------------
Salary                                $86,000  CDN                        $86,000  CDN
------------------------------------- ----------------------------------- -----------------------------------
Salary on completion of second        Salary has been forgone until       Salary has been forgone until
round of financing ($2.5 million      further financing has been          further financing has been
USD)                                  obtained                            obtained
------------------------------------- ----------------------------------- -----------------------------------

During Fiscal 2000, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

Except as indicated above, the Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2000 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per Executive Officer.

The Company has two written employment agreements.

Other than that disclosed above, no compensation was paid during Fiscal 1999 to any of the officers or directors of the Company to the extent that they were compensated in excess of $60,000.

ITEM 7.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

On October 20, 1999 the Company completed the purchase of Destiny Software , a private corporation wholly owned by Steve Vestergaard, the current president of the Company. The purchase price was 1,800,000 shares of restricted common stock.

In June 1999 Destiny Software purchased WonderFall from Mr. Ed Kolic, the Secretary and Chief Operating Officer of the Registrant.

On September , 1999, Jade Co., a company a private company owned by a shareholder of the Registrant, loaned the Registrant $250,000 to assist in covering operating expenses, this amount has since been repaid through the issuance of shares refer to "Historical Corporate Developments" above.

Other than described above, there have been no transactions since August 24, 1998 (Date of Inception), or proposed transactions, which have materially affected or will materially affect the Company in which any Director, Executive Officer, or beneficial holder of more that 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest.


ITEM 8.  DESCRIPTION OF SECURITIES
----------------------------------

The authorized capital of the Registrant is 100,000,000 shares of common stock with a par value of $0.001 per share. 22,501,000 shares of common stock were issued and outstanding at August 31, 2000, the end of the most recent fiscal year.

All common shares are equal to each other, and when issued, are fully paid and non-assessable, and the private property of shareholders who are not liable for corporate debts. Each holder of a common share of record has one vote for each share of stock outstanding in his name on the books of the Corporation and shall be entitled to vote said stock.

The common stock of the Company shall be issued for such consideration as shall be fixed from time to time by the Board of Directors. In the absence of fraud, the judgment of the directors as to the value of any property or services received in full or partial payment for shares shall be conclusive. When shares are issued upon payment of the consideration fixed by the

Board of Directors, such shares shall be taken to be fully paid stock and shall be non-assessable.

Except as may otherwise be provided by the Board of Directors, holders of shares of stock of the Corporation shall have no preemptive right to purchase, subscribe for or otherwise acquire shares of stock of the Company, rights, warrants or options to purchase stocks or securities of any kind convertible into stock of the Company.

Dividends in cash, property or shares of the Company may be paid, as and when declared by the Board of Directors, out of funds of the Company to the extent and in the manner permitted by law.

Upon any liquidation, dissolution or winding up of the Company, and after paying or adequately providing for the payment of all its obligations, the remainder of the assets of the Company shall be distributed, either in cash or in kind, pro-rata to the holders of the common stock, subject to preferences, if any, granted to holders of the preferred shares. The Board of Directors may, from time to time, distribute to the shareholders in partial liquidation from stated capital of the Company, in cash or property, without the vote of the shareholders, in the manner permitted and upon compliance with limitations imposed by law.

Each outstanding share of common stock is entitled to one vote and each fractional share of common stock is entitled to a corresponding fractional vote on each matter submitted to a vote of shareholders. Cumulative voting shall not be allowed in the election of Directors of the company and every shareholder entitled to vote at such election shall have the right to vote the number of shares owned by him for as many persons as there are Directors to be elected, and for whose election he has a right to vote.

When, with respect to any action to be taken by the Shareholders of the Company, the Colorado Corporation Code requires the vote or concurrence of the holders of two-thirds of the outstanding shares entitled to vote thereon, or of any class or series, any and every such action shall be taken, notwithstanding such requirements of the Colorado Corporation Code, by the vote or concurrence of the holders of a majority of the outstanding shares entitled to vote thereon, or of any class or series.

Debt Securities to be Registered. Not applicable.
--------------------------------
American Depository Receipts.  Not applicable.
----------------------------
Other Securities to be Registered.  Not applicable.
---------------------------------

                                     PART II

Item 1.  Market Price Of And Dividends on the Registrant's
----------------------------------------------------------
         Common Equity and Other Shareholder Matters
----------------------------------------------------

The Company's common stock trades in the OTC Bulletin Board in the United States, having the trading symbol "DSNY" and CUSIP# 25063G204. Trading volume and high/low/closing prices, on a monthly basis, for the period September 30, 1999 to August 31, 2000 is given in the following table.

                                   Table No. 7
                           DSNY Stock Trading Activity

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
         Month                    High                    Low                    Close                 Volume
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
September, 1999                   $1.03                  $0.83                   $1.02                 457,200
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
October                           $1.04                  $0.68                   $0.99                 880,500
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
November                          $1.02                  $$0.58                  $0.95                 591,600
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
December                          $0.92                  $0.67                   $0.88                1,254,900
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
January, 2000                     $2.70                  $0.55                   $1.40                1,972,608
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
February                          $4.00                  $1.41                   $3.40                1,885,000
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
March                             $3.95                  $2.00                   $2.60                2,271,600
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
April                             $2.60                  $1.20                   $1.65                    0
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
May                               $2.90                  $1.40                   41.70                    0
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
June                              $1.15                  $1.05                   $1.13                 24,300
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
July                              $1.07                  $0.75                   $0.81                 58,200
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
August                            $1.09                  $0.69                   $1.10                 57,000
------------------------- ---------------------- ----------------------- ---------------------- ----------------------


The Company's common stock is issued in registered form. American Securities Transfer and Trust (located in Denver, Colorado) is the registrar and transfer agent for the common stock.

On August 31, 2000 the shareholders' list for the Company's common shares showed ninety registered shareholders and 22,501,000 of common stock outstanding.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain future earnings for use in its operations and expansion of its business.

ITEM 2.  LEGAL PROCEEDINGS
--------------------------

The Company knows of no material, active or pending legal proceedings against them; nor is the Company involved as a plaintiff in any material proceeding or pending litigation.

The Company knows of no active or pending proceedings against anyone that might materially adversely affect an interest of the Company.


ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------
                                 Not Applicable


ITEM 4.  RECENT SALES OF UNREGISTERED SECURITIES
------------------------------------------------
On April 25, 2000 the Company completed a private placement whereby it is sold 1,000,000 units. Each unit consisted of one common share and one warrant exercisable for a period of six months from the closing of the private placement. Each unit sold for $1.00 and the warrants gave the holder the right to purchase one additional share of common stock for $3.00. This offering was made under Regulation S to offshore investors. The stock is restricted for a period of one year and is then subject To Rule 144.

Subsequent to year end, the company issued additional stock under Regulation S to offshore investors as follows:

         (a) On October 27, 2000, the Company issued 500,000 common shares to an unrelated individual at a price of $0.10 per share for total proceeds of $50,000.
         (b) On October 27, 2000, the Company issued 550,000 common shares to unrelated individuals at a price of $0.10 per share for total proceeds of $55,000.
         (c) On November 14, 2000, the Company issued 600,000 common shares to an unrelated company at a price of $0.10 per share for total proceeds of $60,000. (d) On November 27, 2000, the Company issued 500,000 common shares to an unrelated company at a price of $0.10 per share for total proceeds of $50,000.


ITEM 5.  INDEMNIFICATION OF DIRECTORS AND OFFICERS
--------------------------------------------------
The Company's By-Laws address indemnification under Article Seven (b).

The corporation shall indemnify, to the maximum extent permitted by Colorado law, any person who is or was a director, officer, agent, fiduciary or employee of the corporation against any claim, liability or expense arising against or incurred by such person made party to a proceeding because he is or was a director, officer, agent, fiduciary or employee of the corporation or because he is or was serving another entity or employee benefit plan as a director, officer, partner, trustee, employee, fiduciary or agent at the corporation's request. The corporation shall further have the authority to the maximum extent permitted by Colorado law to purchase and maintain insurance providing such indemnification.


                                    PART F/S

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
The financial statements and notes thereto as required under ITEM #13 are attached hereto and found immediately following the text of this Registration Statement. The audit report of KPMG LLP, independent Chartered Accountants, on the audited financial statements is included herein immediately preceding the audited financial statements.

(A-1) Audited Financial Statements: Fiscal 2000

Auditors' Report, dated October 6, 2000, except as to notes 16(a) and (b) which are as of October 27, 2000, note 16(c) which is as of November 14, 2000, note 9 which is as of November 18, 2000 and note 16(d) which is as of November 27, 2000.

Consolidated Balance Sheets at August 31, 2000 and 1999
Consolidated Statements of Operations for the years ended August 31, 2000 and 1999; and, for the period from August 24, 1998 (inception) to August 31, 2000.

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the period from inception to August 31, 2000.

Consolidated Statements of Cash Flows for the years ended August 31, 2000 and 1999; and, for the period from August 24, 1998 (inception) to August 31, 2000

Notes to Consolidated Financial Statements

                                   Consolidated Financial Statements of

                                      DESTINY MEDIA TECHNOLOGIES INC.
                                             AND SUBSIDIARIES
                                       (A Development Stage Company)

                                        (Expressed in U.S. Dollars)

                                         August 31, 2000 and 1999

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Destiny Media Technologies Inc.

We have audited the consolidated balance sheets of Destiny Media Technologies Inc. and subsidiaries (A Development Stage Company) as of August 31, 2000 and 1999 and the consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years then ended and for the period from August 24, 1998 (inception) to August 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destiny Media Technologies Inc. and subsidiaries as of August 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended and the period from August 24, 1998 (inception) to August 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has incurred recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.




"KPMG LLP"

KPMG LLP


Chartered Accountants

Vancouver, Canada

October 6, 2000, except as to notes 16(a) and (b) which are as of October 27, 2000, note 16(c) which is as of November 14, 2000, note 9 which is as of November 18, 2000 and note 16(d) which is as of November 27, 2000

                         DESTINY MEDIA TECHNOLOGIES INC.
                                and subsidiaries
                          (A Development Stage Company)

                           Consolidated Balance Sheets
                           (Expressed in U.S. Dollars)

                              August 31, August 31,
                                                                                     2000                 1999
                                                                           --------------      ---------------
                                        Assets

Current assets:
     Cash and cash equivalents                                             $       97,928       $           -
     Short-term investments                                                         7,070                   -
     Accounts receivable                                                           83,495                   -
     Loans receivable (note 5)                                                         -               594,236
     Prepaids                                                                      24,071                   -
                                                                           --------------       --------------

     Total current assets                                                         212,564              594,236

Other assets, net of accumulated amortization of $680                               1,392                   -

Notes receivable (note 6)                                                         111,133                   -

Property and equipment:
     Furniture and fixtures                                                        66,120                   -
     Computer hardware                                                            101,425                   -
     Computer software                                                             10,646                   -
     Leasehold improvements                                                         6,002                   -
                                                                           --------------      ---------------

                                                                                  184,193                   -
     Less accumulated depreciation and amortization                               (47,960)                  -
                                                                           --------------      ---------------

     Net property and equipment                                                   136,233                   -

Intellectual property, net of accumulated amortization of $58,835                  98,057                   -

Goodwill, net of accumulated amortization of $103,222                             172,036                   -
                                                                           --------------       --------------

Total assets                                                               $      731,415       $      594,236
                                                                           ==============       ==============

                         Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                              $      162,400       $           -
     Related party payable (note 7)                                               101,422              594,236
                                                                           --------------       --------------

     Total current liabilities                                                    263,822              594,236

Long-term debt (note 8)                                                           194,590                   -

Stockholders' equity:
     Common stock, par value $0.001
         Authorized:  100,000,000 shares
         Issued and outstanding:  22,501,000 shares 1999 - 17,850,000 shares       22,501               17,850
     Additional paid-in capital                                                 1,986,553               41,650
     Deferred stock compensation                                                  (87,550)                  -
     Deficit accumulated during the development stage                          (1,640,229)             (59,500)
     Cumulative translation adjustment                                             (8,272)                  -
                                                                           --------------       --------------

     Total stockholders' equity                                                   273,003                   -
                                                                           --------------       --------------

Total liabilities and stockholders' equity                                 $      731,415       $      594,236
                                                                           ==============       ==============

Commitments (note 13)
Subsequent events (notes 9 and 16)

See accompanying notes to consolidated financial statements.

                         DESTINY MEDIA TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                           (Expressed in U.S. Dollars)

                                                                                                   Period from
                                                                 Year                Year      August 24, 1998
                                                                ended               ended       (inception) to
                                                           August 31,          August 31,           August 31,
                                                                 2000                1999                 2000
                                                    -----------------     ---------------      ---------------
Sales                                                $         85,544     $            -       $        85,544

Operating expenses:
     Advertising and promotion                                155,510                  -               155,510
     Bad debt expense                                             714                  -                   714
     Bank charges and interest                                  4,811                  -                 4,811
     Consulting                                                42,014                  -                42,014
     Depreciation                                             197,368                  -               197,368
     Filings and listings                                      20,541                 450               20,991
     Financing                                                  3,597                  -                 3,597
     In-process research and development                       33,846                  -                33,846
     Management fees                                            6,071              38,958               45,029
     Marketing                                                183,749                  -               183,749
     Meals and entertainment                                    6,130                  -                 6,130
     Office and miscellaneous                                  25,651               9,374               35,025
     Professional fees                                        124,649               1,968              126,617
     Shareholder relations and transfer agent                 123,805                 750              124,555
     Rent                                                      61,139               8,000               69,139
     Research and development                                   8,984                  -                 8,984
     Repairs and maintenance                                    3,529                  -                 3,529
     Stock-based compensation                                  21,346                  -                21,346
     Subcontracts                                              70,326                  -                70,326
     Trademark                                                  5,751                  -                 5,751
     Telephone and telecommunications                          44,737                  -                44,737
     Travel                                                    54,340                  -                54,340
     Wages and benefits                                       482,519                  -               482,519
                                                    -----------------     ---------------      ---------------

                                                            1,681,127              59,500            1,740,627
                                                    -----------------     ---------------      ---------------

Net loss from operations                                   (1,595,583)            (59,500)          (1,655,083)

Interest income                                                14,854                  -                14,854
                                                    -----------------     ---------------      ---------------

Loss for the period                                  $     (1,580,729)    $       (59,500)     $    (1,640,229)
                                                     ================     ===============      ===============

Net loss per common share, basic and diluted         $         (0.07)     $        (0.01)      $        (0.10)
                                                     ================     ===============      ===============

Weighted average common shares outstanding,
   basic and diluted                                       21,512,150          11,479,625           16,472,526
                                                     ================     ===============      ===============

See accompanying notes to consolidated financial statements.

                         DESTINY MEDIA TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

     Consolidated Statements of Stockholders' Equity and Comprehensive Loss
                           (Expressed in U.S. Dollars)

                                                                                                   Deficit
                                                                                                 accumulated
                                       Common stock          Other       Deferred     During      cumulative          Total
                                   -------------------     paid-In        stock     development  translation     stockholders'
                                      Shares    Amount     capital    compensation     stage     adjustment         equity
                                   ---------   -------   -----------   ----------  -----------    -----------    -----------
Balance, August 24, 1998                  -    $    -    $        -     $       -   $         -     $       -    $          -

    Net loss                              -         -             -             -       (59,500)            -         (59,500)
                                                                                                                  -----------
    Comprehensive loss                                                                                                (59,500)

    Common stock issued for cash   17,850,000   17,850        41,650            -             -             -          59,500
                                   ----------  -------   -----------   ----------   -----------    -----------    -----------

Balance, August 31, 1999           17,850,000   17,850        41,650            -       (59,500)            -              -

    Net loss                                -        -             -            -    (1,580,729)            -      (1,580,729)
    Cumulative translation adjustment       -        -          -               -             -        (8,272)         (8,272)
                                                                                                                  -----------
    Comprehensive loss                                                                                            (1,589,001)

    Common stock issued for cash
      on private placement(note 10) 1,000,000    1,000       999,000            -             -             -       1,000,000
    Common stock issued for cash      247,485      247        79,752            -             -             -          79,999
    Common stock issued on
      acquisition                   1,800,000    1,800        (1,200)           -             -             -             600
    Common stock issued for
      retirement of debt            1,490,724    1,491       592,745            -             -             -         594,236
    Common stock issued for
      services rendered               112,791      113        54,577            -             -             -          54,690
    Deferred stock compensation             -        -        108,896    (108,896)            -             -               -
    Amortization of deferred stock
      compensation                          -        -             -       21,346             -             -          21,346
    Return of profit from shareholder
      from short-swing profit              -         -        111,133           -             -             -         111,133
                                  -----------  -------   -----------    ---------   -----------    -----------    -----------

Balance, August 31, 2000           22,501,000  $22,501   $ 1,986,553    $ (87,550)  $(1,640,229)   $   (8,272)      $ 273,003
                                  ===========  =======   ===========    =========   ===========    ==========       =========

See accompanying notes to consolidated financial statements.

                         DESTINY MEDIA TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                           (Expressed in U.S. dollars)
                                                                                                   Period from
                                                                                               August 24, 1998
                                                         Year ended            Year ended       (inception) to
                                                         August 31,            August 31,           August 31,
                                                               2000                  1999                 2000
                                                    ---------------       ---------------      ---------------
Cash flows from operating activities:
Operations:
     Loss for the period                             $   (1,580,729)       $      (59,500)      $   (1,640,229)
     Items not involving cash:
         Depreciation                                       197,368                    -               197,368
         Common stock issued for services
           rendered                                          54,690                    -                54,690
         Stock-based compensation                            21,346                    -                21,346
         In-process research and development                 33,846                    -                33,846
     Changes in operating asset and liabilities:
         Accounts receivable                                (82,937)                   -               (82,937)
         Prepaid expenses                                   (15,872)                   -               (15,872)
         Accounts payable                                   145,063                    -               145,063
                                                     --------------        --------------       ---------------
     Net cash used in operating activities               (1,227,225)              (59,500)          (1,286,725)
                                                     --------------        --------------       --------------

Cash flows from investing activities:
     Cash acquired on acquisition                           250,719                    -               250,719
     Purchase of property and equipment                     (79,468)                   -               (79,468)
     Purchase of other assets                                (1,392)                   -                (1,392)
     Investment in mineral properties                            -                (17,500)             (17,500)
     Investment in short-term investments                    (7,070)              (22,700)             (29,770)
     Proceeds on disposal of mineral properties
       and marketable securities to related party                -                 40,200               40,200
     Long-term loan receivable from related party                -               (594,236)            (494,236)
                                                     --------------        --------------       --------------
     Net cash provided by investing activities              162,789              (594,236)            (331,447)
                                                     --------------        --------------       --------------

Cash flows from financing activities:
     Net proceeds from debt                                 101,385               594,236              595,621
     Net proceeds from issuances of
       common stock and subscriptions                     1,079,999                59,500            1,139,499
                                                     --------------        --------------       --------------
     Net cash provided by financing activities            1,181,384               653,736            1,735,120
                                                     --------------        --------------       --------------
Net increase in cash and cash equivalents
   during the period                                        116,948                    -               116,948

Effect of foreign exchange rate changes on cash             (19,020)                   -               (19,020)

Cash and cash equivalents at beginning of period                 -                     -                    -
                                                     --------------        --------------       --------------

Cash and cash equivalents at end of period           $       97,928        $           -        $       97,928
                                                     ==============        ==============       ==============
Supplementary disclosure:
     Non-cash transactions:
         Stock issued to acquire Destiny Software
           Productions Inc., net of cash acquired    $     (250,119)       $           -        $     (250,119)
         Stock issued for retirement of debt                594,236                    -               619,263
         Stock issued for services rendered                  54,690                    -                54,690
         Deferred stock-based compensation                  108,896                    -               108,896
         Note receivable for return of profit from
           shareholder from short-swing profit              111,133                    -               111,133
                                                     ==============        ==============       ==============

See accompanying notes to consolidated financial statements.

                         DESTINY MEDIA TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                           Year ended August 31, 2000

--------------------------------------------------------------------------------


1.   Organization:

     Destiny Media Technologies Inc. (the "Company") was incorporated on August 24, 1998 as Euro Industries Ltd. under the laws of the State of Colorado. On October 12, 1999, the Company's name was changed to Destiny Media Technologies Inc. The Company develops accessible and consumer-friendly Internet audio applications on its proprietary streaming audio format.


2.   Future operations:

     From inception of the business, the Company has incurred cumulative losses of $1,640,229 and used cash for operating activities of $1,286,725. As a result, substantial doubt exists about its ability to continue as a going concern.

     These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions. Although subsequent to August 31, 2000, the Company has raised cash through the issuance of common shares (note 16), these proceeds are not sufficient to meet anticipated costs in fiscal 2001. As a result, the Company's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.


3.   Significant accounting policies:

     These consolidated financial statements have been prepared using generally accepted accounting principles in the United States.

     (a) Principles of consolidation:

         The financial statements include the accounts of the Company and its wholly owned subsidiaries, Destiny Software Productions Inc. ("Destiny Software") and Wonderfall Productions Inc. ("Wonderfall"). All intercompany balances and transactions have been eliminated on consolidation.

         For United States accounting and reporting purposes, the Company is considered to be in the development stage as it is devoting all of its efforts to developing its business operations and these consolidated financial statements are these of a development stage enterprise.

                         DESTINY MEDIA TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                                            (Expressed in U.S. dollars)

                           Year ended August 31, 2000

--------------------------------------------------------------------------------


3.   Significant accounting policies (continued):

     (b) Basis of presentation:

         Certain other comparative figures have been reclassified to conform to the presentation adopted in the current year.

         These financial statements and related notes have been adjusted to give retroactive effect to a three-for-one common share stock split which occurred December 30, 1999.

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant areas requiring the use of estimates include estimating the recoverability of accounts receivable and the valuation of deferred development costs, property and equipment, intellectual property, goodwill and other assets. Actual results could differ from those estimates.

     (c) Cash and cash equivalents:

         For the purposes of the statements of cash flows, the Company considers all highly liquid marketable securities with original terms to maturity of three months or less when acquired to be cash equivalents. The Company had cash equivalents of $68,100 at August 31, 2000 (August 31, 1999 - $nil).

     (d) Short-term investments:

         Short-term investments are carried at the lower of cost and fair market value.

     (e) Research and development costs:

         Research and, except as indicated below, development costs are expensed as incurred. Software and related development costs, after the establishment of technological feasibility and commercial viability, are capitalized as software development costs until the product is ready for general release to customers. Amortization is provided on a product by product basis over the estimated economic life of the product, not to exceed three years. Amortization commences when the product is available for general release to customers.

     (f) Revenue recognition:

         Revenues relate to the sale of Internet audio applications and software developed by the Company. The Company recognizes revenue when title has passed to the customer, the collectibility of the consideration is reasonably assured and the Company has no significant remaining performance obligations.

                         DESTINY MEDIA TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                                            (Expressed in U.S. dollars)

                           Year ended August 31, 2000

--------------------------------------------------------------------------------

3.   Significant accounting policies (continued):
     (g) Property and equipment:

         Property and equipment are stated at cost. Depreciation is calculated using the declining balance method at the following annual rates, commencing upon utilization of the assets:

                      -------------------------------------------
                      Asset                                  Rate
                      -------------------------------------------

                      Furniture and fixtures                  20%
                      Computer hardware                       30%
                      Computer software                       50%
                      -------------------------------------------


         Leasehold improvements are amortized on a straight-line basis over the term of the lease.

     (h) Intellectual property:

         Intellectual property represents the technologies which were acquired on the acquisition of Destiny Software (note 4) and are carried at cost less accumulated amortization. Amortization is provided on a straight-line basis over two years.

     (i) Goodwill:

         Goodwill represents the excess of the cost of acquisition of Destiny Software over the fair market value of the net identifiable assets acquired (note 4). These amounts are amortized on a straight-line basis over the estimated period of benefit being two years.

     (j) Impairment of long-lived assets:

         The Company assesses the recoverability of its long-lived assets by determining whether the carrying value of the long-lived assets can be recovered over their remaining life through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved. Through August 31, 2000, no impairment charges have been recognized.

     (l) Translation of foreign currencies:

         The Company's functional currency is the U.S. dollar. Financial statements of foreign operations for which the functional currency is the local currency are translated into U.S. dollars using the current rate at the balance sheet date. Under this method, assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date and revenue and expense items are translated at the average rates for the period. Unrealized gains and losses resulting from the translation of the financial statements are deferred and accumulated in a separate component of stockholders' equity, described as cumulative translation adjustments.

                         DESTINY MEDIA TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                           Year ended August 31, 2000

--------------------------------------------------------------------------------


3.   Significant accounting policies (continued):

     (m) Advertising:

         Advertising costs are expensed as incurred. Advertising costs amounted to $159,726 and $nil for the years ended August 31, 2000 and 1999, respectively.

     (n) Income taxes:

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is not considered more likely than not.

     (o) Stock option and share purchase plans:

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for awards to employees and directors under its stock option and share purchase plans. As such, compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above for employee grants, and has adopted the disclosure requirements of SFAS No. 123. Grants to others will be recognized based on the fair value of the equity instrument at the date of grant.

         Deferred compensation expense arises when the compensation expense relates to future services. Deferred compensation expense is amortized to income over the service period.

                         DESTINY MEDIA TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                           Year ended August 31, 2000

--------------------------------------------------------------------------------


4.   Acquisition:

     On October 20, 1999, 1,800,000 common shares were issued for the purchase of 100% of Destiny Software Production Inc. Destiny Software is a high-tech development company that develops video and audio compression software and to a lesser extent design and development of computer games. The transaction has been recorded under the purchase method of accounting with effect from the date of acquisition. The fair market value of the consideration paid for the acquisition was based on the trading price of the Company's shares at the time the terms of the transaction were agreed to between the parties. At that time, there had been only one significant block of shares traded. The per share value of this trade was considered representative of fair market value.

     The Company's interest in the net assets acquired, at assigned values are as follows:

                                                                      U.S.

                  Cash                                           $     250,719
                  Other current assets                                   8,722
                  Property and equipment                                91,977
                  Intellectual property                                156,892
                  Goodwill                                             275,258
                  Acquired in-process research and development          33,846
                  Current liabilities                                  (22,289)
                  Long-term liabilities                               (794,525)
                  -------------------------------------------------------------

                                                                 $         600
                  -------------------------------------------------------------

                  Consideration:
                      1,800,000 common shares                    $         600
                  -------------------------------------------------------------

     Acquired in process research and development is valued based on accumulated expenditures incurred by Destiny Software to the acquisition date on specifically identified products that are in the early stages of development and on which the core technology stage has not been reached. Goodwill has been valued as equal to the excess of the fair value of the consideration given over the fair value of the net identifiable assets and liabilities acquired.

     A 20% shareholder of the Company owned 100% of the outstanding shares of Destiny Software at the time of the acquisition.

                         DESTINY MEDIA TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                           Year ended August 31, 2000

--------------------------------------------------------------------------------


4.   Acquisition (continued):

     Pro forma information:

         The following table reflects, on an unaudited pro forma basis, the combined results of the Company as if the above acquisitions had taken place at the beginning of the respective year presented. Appropriate adjustments have been made to reflect the depreciation of the accounting bases used in recording these acquisitions. This pro forma information does not purport to be indicative of the results of operations that would have resulted had the acquisitions been in effect for the entire years presented, and is not intended to be a projection of future results or trends.

         ----------------------------------------------------------------
                                               2000                 1999
         ----------------------------------------------------------------

         Revenues                    $      102,653         $     10,405
         Net loss                        (1,524,804)            (498,724)
         Loss per share                       (0.07)               (0.04)
         ----------------------------------------------------------------


5.   Long-term debt receivable from related party:

     The long-term loan receivable at August 31, 1999 was owing from Destiny Software, a company which was wholly-owned by a 20% shareholder of the Company.

     The amount was effectively settled on the acquisition of Destiny Software by the Company on October 20, 1999.


6.   Notes receivable:

     During the year ended August 31, 2000, certain officers were required to remit proceeds from short-swing profits of $111,133 to the Company. Subsequent to year-end, the Company entered into notes receivable for the settlement of the proceeds.

                         DESTINY MEDIA TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                           Year ended August 31, 2000
--------------------------------------------------------------------------------
7.   Related party loans payable:

--------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
--------------------------------------------------------------------------------------------------------------
     Loan payable, due to a shareholder, unsecured, non-interest
       bearing, due on demand                                                $      1,422         $         -

     Loan payable, due to a shareholder, unsecured, non-interest bearing, due on demand, and convertible at the Company's
       option into 300,000 common shares                                               -                99,013

     Loan payable, due to a shareholder, unsecured, non-interest bearing, due on demand, and convertible at the Company's
       option into 1,190,724 common shares                                             -               495,223

     Loan payable, due to an individual related to a shareholder,
       unsecured, non-interest bearing, due on demand                             100,000                   -
---------------------------------------------------------------------------- -------------------  ------------
                                                                             $    101,422         $    594,236
---------------------------------------------------------------------------- -------------------  ------------

     The loans payable at August 31, 1999 were converted into common shares during the year in accordance with terms set out in the original debt agreements.

8.   Long-term debt:

--------------------------------------------------------------------------------------------------------------
                                                                                     2000                 1999
--------------------------------------------------------------------------------------------------------------
     Amount is non-interest bearing and repayable in twelve
       monthly instalments commencing on September 30, 2001                  $     85,317         $         -

     Full amount is repayable at the earlier of: (a) the first
       day of production work of a final version of Mission to
       Mars ("Production One") and (b) the sale, transfer,
       assignment, reassignment or other disposition of
       Production One. Interest is payable on any balance
       outstanding from the date that the amount becomes
       repayable at prime plus 2%. No amounts are expected to
       become payable in the next fiscal year as
       the Company has halted production on Production One.                        47,570                   -

     Full amount is repayable at the earlier of: (a) the first
       day of production work of a final version of Penitentiary
       ("Production Two") and (b) the sale, transfer, assignment, reassignment or other disposition of Production Two.
       Interest is payable on any balance outstanding from the
       date that the amount becomes repayable at prime plus 2%.
       No amounts are expected to become payable in the next
       fiscal year as the Company has halted production on Production Two.         38,227                   -

     Other                                                                         23,476                   -
---------------------------------------------------------------------------- -------------------- ------------
                                                                                  194,590                   -
     Less current portion                                                              -                    -
---------------------------------------------------------------------------- -------------------- ------------
                                                                             $    194,590         $         -
---------------------------------------------------------------------------- -------------------- ------------

                         DESTINY MEDIA TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                           Year ended August 31, 2000

--------------------------------------------------------------------------------


9.   Private placement equity financing:

     On April 25, 2000, the Company completed a private placement which consisted of the issuance of 1,000,000 Units at a price of $1.00 each for proceeds of $1,000,000. Each Unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional common share at a price of $3.00 for a period of six months expiring October 25, 2000. The warrant exercise price was in excess of the market price of the Company's common shares at the date of the placement.

     In connection with this offering, the Company has agreed to pay Agent's Finders fees of $40,000. This finders fees are directly related to the private placement and has been offset against paid-in capital at August 31, 2000.

     Subsequent to year-end, the Company extended the expiry date on the warrants to December 15, 2000 and adjusted the warrant exercise price to $0.15.


10.  Share capital:

     (a) Stock option plan:

         Pursuant to a stock option plan dated October 12, 1999, the Company has reserved 2,679,500 common shares for future issuance under its stock option plan.

         Stock option activity for 2000 is presented below:

         --------------------------------------------------------------------
                                                                    Weighted
                                                 Number of           average
                                                    shares    exercise price
         --------------------------------------------------------------------

         Outstanding, August 31, 1998 and 1999          -          $      -
              Granted                            2,439,500              0.11
              Exercised                                 -                 -
              Forfeited
              Expired                                   -                 -
         --------------------------------------------------------------------

         --------------------------------------------------------------------
         Outstanding, August 31, 2000            2,439,500         $    0.11
         --------------------------------------------------------------------

                         DESTINY MEDIA TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                           Year ended August 31, 2000

--------------------------------------------------------------------------------


10.  Share capital (continued):

     (a) Stock option plan (continued):

         The following table summarizes information concerning outstanding and exercisable options at August 31, 2000:

         -----------------------------------------------------------------------------------------------------
                                               Options outstanding                     Options exercisable
                               ----------------------------------------------     ----------------------------
                                    Weighted
                                                       average       Weighted                         Weighted
                                                     remaining        average                          average
                                                   contractual       exercise                         exercise
                                      Number              life          price           Number           price
         Exercise prices         outstanding        (in years)      per share      exercisable       per share
         -----------------------------------------------------------------------------------------------------
         $0.83                       240,000              4.12          0.022          160,000           0.022
         $0.85                       150,000              4.95          0.377           18,000           0.377
         $1.00                     1,932,000              4.15          0.075          994,120           0.075
         $1.80                        50,000              4.67          0.759            8,000           0.759
         $2.00                        40,000              4.36          0.208           12,000           0.208
         $2.50                        27,500              4.54          1.128            8,200           1.128
         -----------------------------------------------------------------------------------------------------

                                   2,439,500                                         1,200,320
         -----------------------------------------------------------------------------------------------------

         At August 31, 2000, 2,439,500 options had been granted and an additional 240,000 shares were available for grant under the Plan. The per share weighted-average fair value of stock options granted during 2000 was $0.21 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield - $nil, risk-free interest rate of 5.5%, volatility of 70%, and expected lives of 2.08 years. No options were granted prior to 2000.

         Of the total options granted during the period, 2,309,000 were granted to employees and 130,500 were granted to non-employees of the Company. The intrinsic value of the options granted to employees was $75,375, calculated in accordance with APB Opinion No. 25. The total value of the options granted to non-employees was $33,521, calculated in accordance with SFAS 123.

                         DESTINY MEDIA TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                           Year ended August 31, 2000

--------------------------------------------------------------------------------


10.  Share capital (continued):

         The Company applies APB Opinion No. 25 in accounting for its employee stock option plan and, accordingly, compensation cost has been recognized in the financial statements only to the extent of intrinsic value. Had the Company determined compensation cost based on the fair value on the measurement date for its employee stock option plan using the assumptions for the Black-Scholes valuation model described above, the Company's net loss and loss per share for 2000 would have increased to the pro forma amounts indicated below:

         Net loss:
              As reported                          $   (1,580,729)
              Pro forma                                (1,627,815)
         Loss per share:
              As reported                          $       (0.07)
              Pro forma                                    (0.08)
         ---------------------------------------------------------

     (b) Non-cash consideration:

         Shares issued for non-cash consideration have been valued at their market value at the date the services are provided.

11.  Income taxes:

     -------------------------------------------------------------------------
                                                    2000                 1999
     -------------------------------------------------------------------------

     Deferred tax assets:
         Net operating loss carryforwards   $    757,668         $     20,230
         Book over tax depreciation               20,910                   -
     -------------------------------------------------------------------------

                                                 778,578               20,230
     Less valuation allowance                   (724,898)             (20,230)
     -------------------------------------------------------------------------

     Net deferred tax assets                      53,680                   -

     Deferred tax liabilities:
         Intangible costs                        (53,680)                  -
     -------------------------------------------------------------------------

                                            $         -          $         -
     -------------------------------------------------------------------------

     Based on historical operations, management is not able to demonstrate that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets, before the valuation allowance, reflected on the Company's balance sheet.

                         DESTINY MEDIA TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                           (Expressed in U.S. dollars)

                           Year ended August 31, 2000

--------------------------------------------------------------------------------

11.  Income taxes (continued):

     The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

     --------------------------------------------------------------------------
                                                     2000                 1999
     --------------------------------------------------------------------------

     Tax at U.S. statutory rates                    34.0%                34.0%
     Rate difference in other jurisdictions          8.3%                   -
     Change in valuation allowance                (41.2%)              (34.0%)
     Other net                                     (1.1%)                   -
     --------------------------------------------------------------------------

     Tax (expense) recovery                            -                    -
     --------------------------------------------------------------------------

     The reconciliation of losses from operations by geographic region is as follows:

     --------------------------------------------------------------------------
                                                     2000                 1999
     --------------------------------------------------------------------------

     United States                         $     (360,443)        $    (59,500)
     Canada                                    (1,220,286)                  -
     --------------------------------------------------------------------------

                                           $   (1,580,729)        $    (59,500)
     --------------------------------------------------------------------------


12.  Related party transactions:

     In accordance with terms attached to convertible shareholder loan payable agreements, during fiscal 2000, the Company issued 1,490,724 shares to settle a long-term note receivable outstanding in the amount of $594,236 to shareholders.

     The Company issued 112,791 shares with a market value of $54,690 to a shareholder of the Company in return for services provided.


13.  Commitments:

     The Company leases office facilities in British Columbia under an operating lease agreement that expires May 31, 2001. Additional premises will be leased beginning June 1, 2000. Minimum lease payments to May 31, 2001 under these operating leases are $65,701.

                         DESTINY MEDIA TECHNOLOGIES INC.
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                                            (Expressed in U.S. dollars)

                           Year ended August 31, 2000

--------------------------------------------------------------------------------

14.  Financial instruments:

     (a) Fair value disclosures:

         The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, and loans payable approximate their fair values due to the relatively short periods to maturity of the instruments.

         Due to the related party nature of the amounts owing to shareholder, it is not practical to estimate its fair value.

     (b) Foreign currency risk:

         The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations.

         The Company has not entered into contracts for foreign exchange hedges.

15.  Recent accounting pronouncements:

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"), is effective for fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management does not expect FAS 133 to have a material impact on the Company's consolidated financial statements.

     Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended ("SAB 101"), is effective for fiscal years beginning after December 15, 1999 and must be adopted no later than the fourth quarter of such fiscal year. Management does not expect SAB101 to have an impact on the Company's consolidated financial statements.

16.  Subsequent events:

     (a) On October 27, 2000, the Company issued 500,000 common shares to an unrelated individual at a price of $0.10 per share for total proceeds of $50,000.

     (b) On October 27, 2000, the Company issued 550,000 common shares to unrelated individuals at a price of $0.10 per share for total proceeds of $55,000.

     (c) On November 14, 2000, the Company issued 600,000 common shares to an unrelated company at a price of $0.10 per share for total proceeds of $60,000.

     (d) On November 27, 2000, the Company issued 500,000 common shares to an unrelated company at a price of $0.10 per share for total proceeds of $50,000.

                                    PART III
Item 1.  INDEX TO EXHIBITS:

27       Financial Data Schedule (submitted by EDGAR).



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