Form 10QSB
period 2000-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2001-01-19
CIK 1099369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
              (X)QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to______________________

Commission file number: 0-028259

                         DESTINY MEDIA TECHNOLOGIES INC.
                         -------------------------------
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

Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2000. Common Stock, no par value 24,651,000
Shares.                                                           ----------

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                  Attached hereto and incorporated herein by reference.

                  Interim Consolidated Financial Statements of

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

                           (Expressed in U.S. Dollars)

                                November 30, 2000

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

                       Interim Consolidated Balance Sheet
                           (Expressed in U.S. Dollars)

                                                                            November 30,          August 31,
                                                                                2000                 2000
                                                                          ---------------     ----------------
                                                                             (unaudited)

                                        Assets

Current asset:
     Cash and cash equivalents                                            $       135,060      $        97,928
     Short-term investments                                                         6,775                7,070
     Accounts receivable                                                           21,009               83,495
     Prepaids                                                                      14,191               24,071
                                                                          ---------------      ---------------

     Total current assets                                                         177,035              212,564

Notes receivable                                                                  111,133              111,133
Property and equipment, net                                                       114,486              136,233
Intellectual property, net                                                         78,446               98,057
Goodwill, net                                                                     137,629              172,036
Other assets, net                                                                   7,045                1,392
                                                                          ---------------      ---------------

                                                                          $       625,774      $       731,415
                                                                          ===============      ===============


                         Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                             $       176,919      $       162,400
     Related party payable                                                        126,001              101,422
                                                                          ---------------      ---------------

                                                                                  302,920              263,822

Long-term debt                                                                    186,803              194,590

Stockholders' equity:
     Common stock, authorized 100,000,000 shares, with a par value of $0.001 per share; with 24,651,000 shares issued
       and outstanding (August 31, 2000 - 22,501,000 shares)                       24,651               22,501
     Additional paid-in capital                                                 2,240,369            1,986,553
     Deferred stock compensation                                                  (91,417)             (87,550)
     Deficit accumulated during the development stage                          (2,023,078)          (1,640,229)
     Cumulative translation adjustment                                            (14,474)              (8,272)
                                                                          ----------------     ----------------

     Total stockholders' equity                                                   136,051              273,003
                                                                          ---------------      ---------------

                                                                          $       625,774      $       731,415
                                                                          ===============      ===============


See accompanying notes to interim consolidated financial statements.

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

                  Interim Consolidated Statements of Operations
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                                                                                                            Period from
                                                                                                        August 24, 1998
                                            Three months ended          Three months ended                  (inception)
                                                  November 30,                November 30,              to November 30,
                                                          2000                        1999                         2000
                                            ------------------           -----------------               --------------
Sales                                              $    39,118                  $       -                   $   124,662

Operating expenses:
     Advertising and promotion                           2,275                         504                      157,785
     Depreciation and amortization                      63,022                       2,617                      260,390
     Bad debt expense                                    4,330                          -                         5,044
     Bank charges and interest                             641                         938                        5,452
     Consulting                                         11,353                         681                       53,367
     Filings and listings                                3,325                          -                        24,316
     Financing                                           4,495                      13,198                        8,092
     Foreign exchange gain                             (10,254)                         -                       (10,254)
     In-process research and development                    -                       33,846                       33,846
     Management fees                                       991                      13,159                       46,020
     Marketing                                           1,849                      13,896                      185,598
     Meals and entertainment                             1,859                         275                        7,989
     Office and miscellaneous                            3,358                       1,096                       38,383
     Professional fees                                  55,431                       3,613                      182,048
     Rent                                               29,391                       4,559                       98,530
     Repairs and maintenance                             1,644                         204                        5,173
     Research and development                               11                          -                         8,995
     Shareholder relations and transfer agent           14,233                         194                      138,788
     Stock-based compensation                           39,599                          -                        60,945
     Subcontracts                                       10,271                          -                        80,597
     Trademark                                              -                        1,456                        5,751
     Telephone and telecommunications                   17,864                       3,252                       62,601
     Travel                                             14,050                         133                       68,390
     Wages and benefits                                155,435                      29,299                      637,954
                                                   -----------                ------------                  -----------
                                                       425,173                     122,920                    2,165,800

Interest and other income                                3,206                       1,078                       18,060
                                                   -----------                ------------                  -----------

Loss for the period                                $  (382,849)               $   (121,842)                 $(2,023,078)
                                                   ===========                ============                  ============

Net loss per common share, basic and diluted       $     (0.02)               $      (0.01)                 $      (0.12)
                                                   ============               =============                 =============

Weighted average common shares
   outstanding, basic and diluted                   23,038,912                  19,128,264                   17,192,455
                                                   ===========                ============                  ===========


See accompanying notes to interim consolidated financial statements.

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

             Interim Consolidated Statement of Stockholders' Equity
                           (Expressed in U.S. Dollars)

                      Three months ended November 30, 2000
          Period from August 24, 1998 (inception) to November 30, 2000
                                   (Unaudited)
                                                                                           Deficit
                                                                                       accumulated
                                       Common stock             Other       Deferred        during   Cumulative            Total
                                   --------------------       paid-In          stock   development   translation    stockholders'
                                      Shares     Amount       capital   compensation         stage   adjustment           equity
                                   ---------     ------   -----------   ------------   -----------   ----------      -----------
Balance, August 24, 1998                  -     $    -    $        -     $        -    $        -    $       -    $            -

   Common stock issued for cash   17,850,000     17,850        41,650             -             -            -            59,500

   Net loss                               -          -             -              -        (59,500)          -           (59,500)
                                   ---------    -------   -----------    -----------   ------------  ----------      ------------

Balance, August 31, 1999          17,850,000     17,850        41,650             -        (59,500)          -                -

   Net loss                               -           -            -              -     (1,580,729)          -        (1,580,729)
   Cumulative translation adjustment      -           -            -              -              -      (8,272)           (8,272)
                                                                                                                     ------------
   Comprehensive loss                                                                                                 (1,589,001)

   Common stock issued for cash
      on private placement         1,000,000      1,000       999,000             -             -            -         1,000,000
   Common stock issued for cash      247,485        247        79,752             -             -            -            79,999
   Common stock issued on
     acquisition                   1,800,000      1,800        (1,200)            -             -            -               600
   Common stock issued for
      retirement of debt           1,490,724      1,491       592,745             -             -            -           594,236
   Common stock issued for
      services rendered              112,791        113        54,577             -             -            -            54,690
   Deferred stock compensation            -          -        108,896       (108,896)           -            -                -
   Amortization of deferred stock
      compensation                        -          -             -          21,346            -            -            21,346
   Return of profit from shareholder
      from short-swing profit             -          -        111,133             -             -            -           111,133
                                   ---------    -------   -----------    -----------   -----------   ----------      -----------

Balance, August 31, 2000          22,501,000     22,501     1,986,553        (87,550)   (1,640,229)      (8,272)         273,003

   Net loss                               -          -             -              -       (382,849)          -          (382,849)
   Cumulative translation
      adjustment                          -          -             -              -             -        (6,202)          (6,202)
                                                                                                                     -----------
   Comprehensive loss                                                                                                   (389,051)

   Common stock issuable for
      services rendered                   -          -          4,000             -             -            -             4,000
   Common stock issued for cash
      on private placement(note 4) 2,150,000      2,150       206,350             -             -            -           208,500
   Deferred stock compensation            -          -         73,500        (73,500)           -            -                -
   Adjustment to deferred stock
      compensation due to
      cancellation                        -          -        (30,034)        30,034            -            -                -
   Amortization of deferred stock
      compensation                        -          -             -          39,599            -            -            39,599
                                   ---------    -------   -----------    -----------   -----------   ----------      -----------
Balance, November 30, 2000
   (Unaudited)                    24,651,000    $24,651   $ 2,240,369    $   (91,417)  $(2,023,078)  $  (14,474)     $   136,051
                                 ===========    =======   ===========    ===========   ===========   ==========      ===========

See accompanying notes to interim consolidated financial statements.

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

                  Interim Consolidated Statement of Cash Flows
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                                                                                            Period from
                                                                                                        August 24, 1998
                                            Three months ended          Three months ended                  (inception)
                                                  November 30,                November 30,              to November 30,
                                                          2000                        1999                         2000
                                            ------------------           -----------------               --------------
Cash flows from operating activities:

Operations:
   Loss for the period                             $  (382,849)                 $ (121,842)                 $(2,023,078)
   Items not involving cash:
    Depreciation and amortization                       63,022                       2,617                      260,390
    Stock-based compensation                            39,599                          -                        60,945
    Stock issued for services rendered                   4,000                          -                        58,690
    Write-off of acquired research and development          -                       33,846                       33,846
   Changes in operating asset and liabilities:
     Accounts receivable                                59,118                       7,525                      (23,819)
     Prepaid expenses                                    8,954                      (8,182)                      (6,918)
     Accounts payable                                   18,914                      (2,850)                     163,977
                                                   -----------                  ----------                  -----------
   Net cash used in operating activities              (189,242)                    (88,886)                  (1,475,967)
                                                   -----------                  ----------                  -----------
Cash flows from investing activities:
   Short-term investments                                   -                           -                       (29,770)
   Cash acquired on acquisition                             -                      250,719                      250,719
   Investment in mineral properties                         -                           -                       (17,500)
   Proceeds on disposal of mineral properties and
     marketable securities to related party                 -                           -                        40,200
   Long-term receivable from related party                  -                           -                      (494,236)
   Purchase of other assets                             (5,726)                         -                        (7,118)
   Purchase of property and equipment                   (4,171)                     (8,489)                     (83,639)
   Sale of property and equipment                       11,267                      (8,489)                      11,267
                                                   -----------                  ----------                  -----------
   Net cash provided by investing activities             1,370                     242,230                     (330,077)
                                                   -----------                  ----------                  -----------
Cash flows from financing activities:
   Net proceeds from debt                                  336                      19,282                      595,957
   Related party payable                                24,638                     (47,883)                      24,638
   Net proceeds from issuances of
     common stock and subscriptions                    208,500                     149,662                    1,347,999
                                                   -----------                  ----------                  -----------
   Net cash provided by financing activities           233,474                     121,061                    1,968,594
                                                   -----------                  ----------                  -----------

Net increase in cash and cash equivalents during
   the period                                           45,602                     274,405                      162,550
Effect of foreign exchange rate changes on cash         (8,470)                     6,479                       (27,490)
Cash and cash equivalents at beginning of period        97,928                          -                            -
                                                   -----------                  ----------                  -----------
Cash and cash equivalents at end of period         $   135,060                  $  280,884                  $   135,060
                                                   ===========                  ==========                  ===========
Supplementary disclosure:
     Non-cash transactions:
         Stock issued to acquire Destiny
           Software Productions Inc., net of cash
           acquired                                $        -                   $ (250,119)                 $  (250,119)
         Stock issued for retirement of debt                -                      619,263                      619,263
         Stock issued for services rendered              4,000                          -                        58,690
         Deferred stock-based compensation              43,466                          -                       152,362
         Note receivable for return of profit from
           shareholder from short-swing profit              -                           -                       111,133
                                                   ===========                  ==========                  ===========

See accompanying notes to interim consolidated financial statements.

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                      Three months ended November 30, 2000

--------------------------------------------------------------------------------


1.   Organization:

     Destiny Media Technologies Inc. (the "Company") was incorporated on August 24, 1998 as Euro Industries Ltd. under the laws of the State of Colorado. On October 12, 1999, the Company's name was changed to Destiny Media Technologies Inc. The Company develops enabling technologies that allow for the distribution over the Internet of digital media files in either a streaming or digital download format. The technologies are proprietary.


2.   Continuing operations:

     From inception of the business, the Company has incurred cumulative losses of $2,023,078 and used cash for operating activities of $1,475,967. As a result, substantial doubt exists about its ability to continue as a going concern.

     These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions. Although, the Company has raised cash through the issuance of common shares during the first quarter (note 4), these proceeds are not sufficient to meet anticipated costs for the remainder of fiscal 2001. As a result, the Company's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.


3.   Unaudited interim financial information:

     The financial information at November 30, 2000 and for the three month periods ended November 30, 2000 and 1999 is unaudited.

     The accompanying unaudited consolidated financial statements are prepared in accordance with United States generally accepted accounting principles but do not include all information and footnotes required by United States generally accepted accounting principles for annual financial statements. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year or for any other period. These financial statements should be read in conjunction with the summary of accounting policies and the notes to the consolidated financial statements for the fiscal year ended August 31, 2000.

                         DESTINY MEDIA TECHNOLOGIES INC.
                          (A Development Stage Company)

               Notes to Interim Consolidated Financial Statements
                           (Expressed in U.S. Dollars)
                                   (Unaudited)

                      Three months ended November 30, 2000

--------------------------------------------------------------------------------


4.   Private placement equity financings:

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

     Total costs related to the private placements approximate $6,500.

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

During the three months ended November 30, 2000, the Company experienced a net loss of $382,849 as compared to a net loss of $121,842 for the three months ended November 30, 1999. The increase was due to a significant expansion of operations which began in the first quarter of Fiscal 2000 and continued through the end of Fiscal 2000 which ended on August 31, 2000. During the first quarter of Fiscal 2001, ended November 30, 2000, the Company reduced its staff and raised additional capital in the amount of $208,500 in an effort to both reduce expenses and provide additional working capital.

RESULTS OF OPERATIONS:

Reference is made to Item 2, "Management's Discussion and Analysis or Plan of Operation" included in the Company's annual report on Form 10-KSB for the year ended August 31, 2000, on file with the Securities and Exchange Commission. The following discussion and analysis pertains to the Company's results of operations for the three-month month period ended November 30, 2000, compared to the results of operations for the three-month period ended November 30, 1999.

THREE MONTHS ENDED November 30, 2000 and 1999:

For the quarter ending November 30, 2000 sales were $39,118 as compared to nil for the same quarter of the previous year. The modest sales were a result of the fact that the Company was engaged primarily in research and development of its software products relating to internet audio applications until the end of the latest fiscal year which ended on August 31, 2000. Since that time, the Company has shifted its emphasis to a marketing campaign for these products, although research and development work also continues.

Operating expenses for the Company were $425,173 for the first quarter up from $122,920 for the first quarter of last year. Because of the Company's expansion in operations, increases occurred in almost every category of operating expenses. The most significant expenses occurred in the categories of wages and benefits ($155,435); amortization ($63,022); consulting ($11,353); professional fees ($55,431); rent ($29,391); shareholder relations and transfer agent ($14,233); stock-based compensation ($39,599); subcontracting ($10,271); telephone and telecommunications ($17,864); and, travel ($14,050) .

The net loss for the quarter was $382,849 which represents a substantial increase over the first quarter of last year when the net loss was $121,842. The increase in the net loss was due to significant increases in all categories of operating expenses over the prior period which resulted from the expansion of operations described in the preceding paragraph.

The loss per common share (basic and diluted) was $0.02 for the three months ended November 30, 2000 compared to $0.01 for the three months ended November 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its cash flow requirements through cash flows generated from financing activities. Cash provided by financing activities which occurred during the three months ended November 30, 2000 was $233,474.This resulted in a net increase in cash and cash equivalents of $45,602 at the end of the three month period. The negative effect of foreign exchange rate changes on cash of $8,470 during the three month period resulted in a cash and cash equivalent position of $135,060 at the end of the period.

As of November 30, 2000 the Company had a negative working capital position of $125,885. At August 31, 2000 the Company had a negative working capital position of $51,258. The increase in the negative working capital position of the Company was due to a decrease of $35,529 in current assets (represented primarily by a decrease of $62,486 in accounts receivable and a decrease of $9,880 in prepaids) and an increase in current liabilities of $39,098.

The Company has no external sources of liquidity in the form of credit lines from banks.

Management believes that its available cash and receivables will be sufficient to fund the Company's working capital requirements through May 31, 2001 and that additional capital will have to be raised either through equity financings or the assumption of debt at that time. As yet, no investment banking agreements have been reached and there is no guarantee that the Company will be able to raise the capital necessary to continue its operations after May 31, 2001.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISKS:

The Company does not have any derivative financial instruments as of November 30, 2000. However, the Company is exposed to interest rate risk.

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

       Item 1.    Legal Proceedings - None
       Item 2.    Changes in Securities - None
       Item 3.    Default Upon Senior Securities - None
       Item 4.    Submission of Matters to a Vote of Securities Holders - None
       Item 5.    Other Information - None
       Item 6.(a) None
       Item 6.(b) Reports on Form 8-K - None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DESTINY MEDIA TECHNOLOGIES INC.
                                           (Registrant)


Dated: January 19, 2001          /s/ Steve Vestergaard, President and Director
       ----------------          ---------------------------------------------