Form 10QSB
period 2001-02-28
DESTINY MEDIA TECHNOLOGIES INC
filed 2001-04-16
CIK 1099369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10SB-Q
(Mark One)
(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2001

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

Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 2001. Common Stock, no par value 25,094,000 Shares.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                  Attached hereto and incorporated herein by reference.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition, Results of Operations and Plan of Operation


The following discussion should be read in conjunction with the accompanying Financial Statements and Notes thereto included within this report. In addition to historical information, this form 10-Q and the following discussion contain forward- looking statements that reflect our plans, estimates, intentions, expectations and beliefs. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including but not limited to the risks of increased competition in the Company's industry and other risks detailed in the Company's Securities and Exchange Commission filings. Accordingly, actual results may differ, possibly materially from the predictions contained herein.

Destiny Media Technologies Inc. was incorporated in August 1998 under the name of Euro Industries Ltd. and was initially involved in the mining industry. In July of 1999, a new management team acquired Euro Industries Ltd., changed its name to Destiny Media Technologies. In October of 1999, the company acquired Destiny Software Productions Inc., a software company specializing in streaming media and digital media distribution technologies.

Plan of Operations

The company is a development stage company. Throughout the last quarter, the company has experienced strong revenue growth and management believes that its streaming media products are ready for commercialization and marketing. To that end, the company has hired a new CEO on an interim basis to build the sales and marketing infrastructure needed to fully exploit Destiny's suite of streaming media and distribution products.

As part of the company's commercialization plans, the company has entered into two distribution agreements with vendors to provide distribution of its products to the UK, Europe, and Japan. In addition to these distribution channels, the company has established a five person direct sales group, as well as having it's products offered for sale via a secure credit card purchase and download from their Internet site. The company believes that with the opportunities and momentum currently being developed in their sales channels, continued growth will occur.


Operating Results:


Three Months Ended February 28, 2001


Net loss for the three months ended February 28, 2001 was $411,814 compared to a loss of $280,345 for the same period in 2000. Revenues for the three months increased by $168,311 over 2000. Expenses for the three months increased from $284,938 in 2000 to $588,932 in 2001. The general increase in expenses relates to the Company's current stage of moving from the development of the Company's core products to the commercialization of these products. Some of the major expense increases were in wages and benefits and consulting expenses. Wages and benefits increased by $44,069 as a result of three additional sales representatives hired in January of 2001. Consulting expenses increased by $163,243 for the quarter ended February 28, 2001 over 2000. This was primarily due to two separate contracts for business development and fundraising. Included in wages and benefits expense in 2001 was stock-based compensation of $32,912 as compared to nil in 2000. This expense relates to the costs associated with granting stock options to employees and directors at a price below the current market price at the date of grant. Included in consulting expense in 2001 was stock-based compensation of $51,059 as compared to nil in 2000. This expense relates to the fair market value of the options. This form of non-cash compensation is important to the company as it allows the company to retain employees at lower wages which helps reduce operating cash outflow. Business development expenses for the quarter were $29,300 compared to nil in the prior year. This expense relates to compensation paid under a business development contract and relates specifically to two business promotion initiatives undertaken by the company during the quarter. This business development relationship with the McKenna Group brought strategic deals with Solutions America, a commerce service provider and Lions Gate Films.

Six Months ended February 28, 2001

Net loss for the six months ended February 28, 2001 was $794,663 compared to a loss of $402,187 for the same period in 2000. Revenues for the six months were $211,109 in 2001 and $3,680 in 2000. The majority of the sales for 2001 occurred in the second quarter. Expenses for the period increased from $407,858 in 2000 to $1,013,114 in 2001. Amortization expense in 2001 increased by $90,924 over 2000 due to the additional amortization relating to the goodwill and intellectual property acquired by the company through its acquisition of Destiny Software Productions Inc. and Wonderfall Productions Inc. Professional fees increased by $83,935 over 2000 due to increased legal fees associated with trademarks, patents, and sales contracts and due to increased audit fees. Wages and salaries increased by $189,995, due in part to the payment of severance packages to seven employees laid off in October 2000 and in part to additional sales representatives hired in January. Consulting expenses increased by $180,565 for the six months ended February 28, 2001 over 2000, again due to the business development and fund raising contracts. Included in wages and salaries expense in 2001 was stock-based compensation of $65,861 as compared to nil in 2000. Included in consulting expense in 2001 was stock-based compensation of $57,709 as compared to nil in 2000.

Liquidity and Financial Condition

The Company has financed its operations to date primarily through the sale of equity securities and borrowings from shareholders. The Company has been unprofitable from its inception and has incurred losses in each year including a net loss of $411,814 for the quarter ended February 28, 2001. The Company will have to rely on funding from private placements, cash flows and other offerings for future operating and development costs. Revenues to date have provided insufficient funding of working capital.

From inception of the business, the Company has incurred cumulative losses of $2,434,892 and used cash for operating activities of $1,597,547. As a result, substantial doubt exists about its ability to continue as a going concern. The Company's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

When possible the Company has issued stock for the acquisition of assets or services. During the quarter ended February 28, 2001, the company issued 425,000 common stock in exchange for consulting services. At February 28, 2001, the company had accounts payable and a payable owing to related parties of $338,902 compared to $263,822 at August 31, 2000. Total cash flows from financing activities for the three months ended February 28, 2001 were $10,925 compared to $903,679 in 2000. In the second quarter of 2000 the company raised significant capital through a private placement for $1,000,000. Cash flows from operating activities for the quarter ended February 28, 2001 were $121,577 compared to $269,352 in 2000. The cash outflows from operations were reduced in 2001 even though net losses for the period had increased as a result of the Company using stock-based compensation for employees and contractors when possible. During the quarter, the Company issued stock valued at $120,000 for consulting services, recorded consulting expense of $51,059 relating to the granting of contractor stock options, and recorded compensation expense of $32,912relating to the granting of employee and director stock options. In addition, there is $29,300 in stock issuable for business development expenses and $6,000 in stock issuable for consulting services rendered during the period.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

The Company does not have any derivative financial instruments as of February 28, 2001. However, the Company is exposed to interest rate risk.

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

                                   DESTINY MEDIA TECHNOLOGIES INC.
                                               (Registrant)


Dated: April 11, 2001              /s/ Steve Vestergaard, President and Director
                                   ---------------------------------------------

                   Interim Consolidated Financial Statements
                   (Expressed in U.S. dollars)


                   DESTINY MEDIA TECHNOLOGIES INC.
                   (A Development Stage Company)


                   Six months ended February 28, 2001

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Interim Consolidated Balance Sheet
(Expressed in U.S. dollars)
                                                                             February 28,          August 31,
                                                                                 2001                 2000
                                                                             ------------         ------------
                                                                              (unaudited)
Assets

Current assets:
     Cash and cash equivalents                                               $     21,161         $     97,928
     Short-term investments                                                         6,968                7,070
     Accounts receivable                                                           17,326               83,495
     Prepaid expenses                                                              72,101               24,071
                                                                             ------------         ------------

     Total current assets                                                         117,556              212,564

Other assets, net of accumulated amortization of $1,180
   (August 31, 2000 - $680)                                                         9,958                1,392

Notes receivable                                                                  114,968              111,133

Property and equipment:
     Furniture and fixtures                                                        53,815               66,120
     Computer hardware                                                            101,607              101,425
     Computer software                                                             11,345               10,646
     Leasehold improvements                                                         5,832                6,002
                                                                             ------------         ------------
                                                                                  172,599              184,193
     Accumulated depreciation and amortization                                    (63,357)             (47,960)
                                                                             ------------         ------------

     Net property and equipment                                                   109,242              136,233

Intellectual property, net of accumulated amortization of $98,057
   (August 31, 2000 - $58,835)                                                     58,835               98,057

Goodwill, net of accumulated amortization of $172,036
   (August 31, 2000 - $103,222)                                                   103,222              172,036
                                                                             ------------         ------------

Total assets                                                                 $    513,781         $    731,415
                                                                             ------------         ------------

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
     Accounts payable and accrued liabilities                                $    204,671         $    162,400
     Related party payable                                                        134,231              101,422
     Deferred revenue                                                               6,667                   --
                                                                             ------------         ------------

     Total current liabilities                                                    345,569              263,822

Long-term debt                                                                    187,291              194,590

Deferred revenue                                                                   12,222                   --

Stockholders' equity (deficiency):
     Common stock, par value $0.001
       Authorized: 100,000,000 shares
       Issued and outstanding:  25,094,000 shares
           (August 31, 2000 - 22,501,000)                                          25,094               22,501
     Additional paid-in capital                                                 2,413,826            1,986,553
     Shares issuable                                                               39,300                    -
     Deferred stock compensation                                                  (62,646)             (87,550)
     Deficit accumulated during the development stage                          (2,434,892)          (1,640,229)
     Cumulative translation adjustment                                            (11,983)              (8,272)
                                                                             ------------         ------------

     Total stockholders' equity (deficiency)                                      (31,301)             273,003
                                                                             ------------         ------------

Total liabilities and stockholders' equity (deficiency)                      $    513,781         $    731,415
                                                                             ------------         ------------

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Interim Consolidated Statements of Operations
(Expressed in U.S. dollars)                                                                                          Period from
                                                          Six months ended                Three months ended       August 24, 1996
                                                    ------------------------------  ----------------------------     (inception)
                                                    February 28,   February 29,     February 28,     February 29,  to February 28,
                                                        2001           2000            2001             2000             2001
                                                             (unaudited)                   (unaudited)              (unaudited)
                                                      ----------     ----------      ----------    -----------      -----------
Sales                                                 $  211,109     $    3,680      $  171,991    $     3,680      $   296,653

Operating expenses:
     Advertising and promotion                             4,416         23,764           2,141         23,260          159,926
     Bad debt expense                                      7,527              -           3,197              -            8,241
     Bank charges and interest                             2,689          1,976           2,048          1,038            7,500
     Business development                                 29,300              -          29,300              -           29,300
     Consulting                                          185,697          5,132         167,694          4,451          237,808
     Depreciation and amortization                       125,829         34,905          62,807         32,288          323,197
     Filings and listings                                  8,192             75           4,867             75           29,183
     Financing                                             5,873          3,597           1,378          3,597            9,470
     Foreign exchange (gains) losses                      (7,321)             -           2,933              -           (7,321)
     Marketing                                             9,962         47,175           8,113         33,279          193,711
     Meals and entertainment                               5,043          1,371           3,184          1,096           11,173
     Office and miscellaneous                              5,269          6,684           1,900          5,588           40,283
     Professional fees                                   105,441         21,506          50,010         17,893          232,058
     Rent                                                 48,872         17,430          19,481         12,871          118,011
     Repairs and maintenance                               2,351            482             707            278            5,880
     Research and development                                  -              -               -              -            8,995
     Shareholder relations & transfer agent               29,864         18,287          15,631          4,895          154,419
     Subcontracts                                         26,098         16,680          15,827         16,680           96,424
     Trademark                                               114          5,810             114          4,354            5,865
     Telephone and telecommunications                     38,268         11,725          20,404          8,473           83,005
     Travel                                               37,446          5,224          23,396          5,091           91,786
     Wages and benefits                                  342,184        152,189         153,800        109,731          875,972
     Write-off of in-process research and development          -         33,846               -              -           33,846
                                                      ----------     ----------      ----------    -----------      -----------
                                                       1,013,114        407,858         588,932        284,938        2,748,732

Interest income                                            7,342          1,991           5,127            913           17,187
                                                      ----------     ----------      ----------    -----------      -----------

Loss for the period                                   $ (794,663)    $ (402,187)     $ (411,814)   $  (280,345)     $(2,434,892)
                                                      ==========     ==========      ==========    ===========      ===========

Loss per common share, basic and diluted              $    (0.03)    $   (0.02)      $    (0.02)   $    (0.01)      $     (0.14)
                                                      ==========     ==========      ==========    ===========      ===========

Weighted average common shares outstanding,
   basic and diluted                                  23,840,503     20,316,549      24,787,622     21,544,956        17,935,461
                                                      ==========     ==========      ==========    ===========      ===========

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Interim Consolidated Statement of Stockholders' Equity
(Expressed in U.S. dollars)

Six months ended February 28, 2001
Period from August 24, 1998 (inception) to February 28, 2001


                                                                                               Deficit
                                                                                              accumulated
                                Common stock         Additional               Deferred          during    Cumulative        Total
                             -------------------       paid-in     Shares      stock          development translation stockholders'
                                Shares    Amount       capital   issuable   compensation         stage    adjustment       equity
                            ----------  --------  -----------  ---------  ---------------  -----------  -------------  ---------
Balance, August 24, 1998             -  $      -  $         -  $      -   $          -    $          -  $         -    $       -

Common stock issued for cash17,850,000    17,850       41,650         -              -               -            -       59,500
Loss for the period                  -         -            -         -              -         (59,500)           -      (59,500)
                            ----------  --------  -----------  ---------  ---------------  -----------  -------------  ---------
Balance, August 31, 1999    17,850,000    17,850       41,650         -              -         (59,500)           -            -

Loss for the period                  -         -            -         -              -      (1,580,729)           -   (1,580,729)
Cumulative translation adjustment    -         -            -         -              -               -       (8,272)      (8,272)
                            ----------  --------  -----------  ---------  ---------------  -----------  -------------  ---------
Comprehensive loss                                                    -                                               (1,589,001)

Common stock issued for cash
   on private placement      1,000,000     1,000      999,000         -              -               -            -    1,000,000
Common stock issued for cash   247,485       247       79,752         -              -               -            -       79,999
Common stock issued on
   acquisition               1,800,000     1,800       (1,200)        -              -               -            -          600
Common stock issued for
   retirement of debt        1,490,724     1,491      592,745         -              -               -            -      594,236
Common stock issued for
   services rendered           112,791       113       54,577         -              -               -            -       54,690
Deferred stock compensation          -         -      108,896         -       (108,896)              -            -            -
Amortization of deferred stock
   compensation                      -         -            -         -         21,346               -            -       21,346
Return of profit from shareholder
   from short-swing profit           -         -      111,133         -              -               -            -      111,133
                            ----------  --------  -----------  ---------  ---------------  -----------  -------------  ---------
Balance, August 31, 2000    22,501,000    22,501    1,986,553         -        (87,550)     (1,640,229)      (8,272)     273,003

Loss for the period                  -         -            -         -              -        (382,849)           -     (382,849)
Cumulative translation adjustment    -         -            -         -              -               -       (6,202)      (6,202)
                            ----------  --------  -----------  ---------  ---------------  -----------  -------------  ---------
Comprehensive loss                                                    -                                                 (389,051)

Common stock issuable for
   services rendered                 -         -            -     4,000              -               -            -        4,000
Common stock issued for cash
   on private placement      2,150,000     2,150      206,350         -              -               -            -      208,500
Deferred stock compensation          -         -       73,500         -        (73,500)              -            -            -
Adjustment to deferred stock
   compensation due to cancellation  -         -      (30,034)        -         30,034               -            -            -
Amortization of deferred stock
   compensation                      -         -                      -         39,599               -            -       39,599
                            ----------  --------  -----------  ---------  ---------------  -----------  -------------  ---------
Balance, November 30, 2000
   (unaudited)              24,651,000    24,651    2,236,369     4,000        (91,417)     (2,023,078)     (14,474)     136,051

Loss for the period                  -         -            -         -              -        (411,814)           -     (411,814)
Cumulative translation adjustment    -         -            -         -              -               -        2,491        2,491
                            ----------  --------  -----------  ---------  ---------------  -----------  -------------  ---------
Comprehensive loss                                                                                                      (409,323)

Common stock issued for
   services rendered           425,000       425      119,575         -              -               -            -      120,000
Common stock issued for cash    18,000        18        2,682         -              -               -            -        2,700
Common stock issuable for
   services rendered                 -         -            -    35,300              -               -            -       35,300
Deferred stock compensation          -         -        4,141         -         (4,141)              -            -            -
Amortization of deferred
   compensation for employees        -         -            -         -         32,912               -            -       32,912
Stock compensation expense
   for contractors                   -         -       51,059         -              -               -            -       51,059
                            ----------  --------  -----------  ---------  ---------------  -----------  -------------  ---------
Balance, February 28, 2001
   (unaudited)              25,094,000  $ 25,094  $ 2,413,826  $ 39,300   $    (62,646)   $ (2,434,892) $   (11,983)   $ (31,301)
                            ==========  ========  ===========  ========   =============   ============  ===========    =========

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Interim Consolidated Statement of Cash Flows
(Expressed in U.S. dollars)

                                                                                                             Period from
                                                          Six months ended        Three months ended        August 24, 1998
                                                      ------------------------ -------------------------      (inception)
                                                      February 28, February 29,February 28,  February 29,   to February 28,
                                                         2001         2000         2001         2000             2001
                                                       ---------   ----------   ---------    ----------     -------------
                                                             (unaudited)             (unaudited)             (unaudited)

Cash flows from operating activities:

Operations:
   Loss for the period                                 $(794,663)  $ (402,187)  $(411,814)   $ (280,345)    $  (2,434,892)
   Items not involving cash:
     Depreciation and amortization                       125,829       34,905      62,807        32,288           323,197
     Write-off of in-process research and development          -       33,846           -             -            33,846
     Shares issued for services rendered                 120,000            -     120,000             -           174,690
     Shares issuable for services rendered                39,300            -      35,300             -            39,300
     Stock-based compensation                            123,570            -      83,971             -           144,916
     Interest accrued                                     (4,011)           -      (4,011)            -            (4,011)
   Changes in operating asset and liabilities:
     Accounts receivable                                  62,854        5,792       3,736        (1,733)          (20,083)
     Prepaid expenses                                    (48,919)     (20,490)    (57,873)      (12,308)          (64,791)
     Accounts payable and accrued liabilities             46,332      (10,104)     27,418        (7,254)          191,392
     Deferred revenue                                     18,889           --      18,889            --            18,889
                                                       ---------   ----------   ---------    ----------     -------------

   Net cash used in operating activities                (310,819)    (358,238)   (121,577)     (269,352)       (1,597,547)

Cash flows from investing activities:
   Proceeds on disposal of capital assets                 14,065            -       2,798             -            14,065
   Cash acquired on acquisition                                -      250,719                         -           250,719
   Investment in mineral properties                            -            -           -             -           (17,500)
   Proceeds on disposal of mineral properties and
     marketable securities to related parties                  -            -           -             -            40,200
   Long-term receivable from related party                     -            -           -             -          (494,236)
   Purchase of property and equipment                     (9,870)     (23,405)     (5,699)      (14,916)          (89,338)
   Purchase of short-term investments                          -            -                         -           (29,770)
   Purchase of other assets                               (8,784)           -      (3,058)            -           (10,176)
                                                       ---------   ----------   ---------    ----------     -------------

   Net cash provided by (used in) investing activities    (4,589)     227,314      (5,959)      (14,916)         (336,036)

Cash flows from financing activities:
   Net proceeds from debt                                      -       22,734           -         3,452           595,621
   Net proceeds from (repayments to) shareholder loans    32,863     (147,656)      8,225       (99,773)           32,863
   Net proceeds from issuances of
     common stock and subscriptions                      211,200    1,149,662       2,700     1,000,000         1,350,699
                                                       ---------   ----------   ---------    ----------     -------------

   Net cash provided by financing activities             244,063    1,024,740      10,925       903,679         1,979,183
                                                       ---------   ----------   ---------    ----------     -------------

Net increase (decrease) in cash and
   cash equivalents                                      (71,345)     893,816    (116,611)      619,411            45,600

Effect of foreign exchange rate changes on cash           (5,422)      (3,550)      2,712       (10,029)          (24,439)

Cash and cash equivalents, beginning of period            97,928            -     135,060       280,884                 -
                                                       ---------   ----------   ---------    ----------     -------------

Cash and cash equivalents, end of period               $  21,161   $  890,266   $  21,161    $  890,266      $     21,161
                                                       =========   ==========   =========    ==========     =============

Supplementary disclosure:
   Non-cash transactions:
     Stock issued to acquire Destiny Software
       Productions Inc., net of cash acquired          $       -   $  250,119   $       -    $  250,119    $  250,119
     Common stock issued for retirement of debt                -      619,263           -       619,263           619,263
     Common stock issued for services rendered           120,000            -     120,000             -           174,690
     Shares issuable for services rendered                39,300            -      35,300             -            39,300
     Deferred stock-based compensation                   123,570            -      83,971             -           236,333
     Note receivable for return of profit from
       shareholder from short-swing profit                 3,835            -       3,835             -           114,968

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Notes to Interim Consolidated Financial Statements
(Expressed in U.S. dollars)

Six months ended February 28, 2001 (unaudited)

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


2.   Continuing operations:

     From inception of the business, the Company has incurred cumulative losses of $2,434,892 and used cash for operating activities of $1,597,547. As a result, substantial doubt exists about its ability to continue as a going concern.

     These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions. Although, the Company has raised cash through the issuance of common shares during the first quarter, these proceeds are not sufficient to meet anticipated costs for the remainder of fiscal 2001. As a result, the Company's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.


3.   Unaudited interim financial information:

     The financial information at February 28, 2001 and for the three month periods and six month periods ended February 28, 2001 and February 29, 2000 are unaudited.

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

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Notes to Interim Consolidated Financial Statements
(Expressed in U.S. dollars)

Six months ended February 28, 2001 (unaudited)

--------------------------------------------------------------------------------


4.   Significant accounting policies:

     (a) Revenue recognition:

         The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining. The Company's revenue recognition policies are in conformity with the AICPA's Statement of Position No. 97-2, "Software Revenue Recognition", as amended ("SOP 97-2").

         SOP 97-2 generally requires revenue from software arrangements involving multiple elements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, post contract customer support, installation, or training and recognized as the element is delivered and the Company has no significant remaining performance obligations. The determination of fair value is based on objective evidence that is specific to the vendor. If evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time as evidence of fair value does exist or until all elements of the arrangement are delivered.

         License revenue is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, provided the arrangement does not require significant customization of the software, the fee is fixed and determinable, and collectibility is considered probable.

         Service revenue from maintenance contracts is recognized ratably over the term of the maintenance contract, on a straight-line basis. Other service revenue is recognized at the time the service is performed.

         The Company generally recognizes product revenue upon transfer of title, which generally occurs on shipment of product, as all other revenue recognition criteria are satisfied. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. Cash received in advance of meeting the revenue recognition criteria is recorded as deferred revenue.


     (b)  Accounting for derivative instruments and hedging activities:

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("FAS 133"), is effective for fiscal years beginning after June 15, 2000 and establishes standards for the recognition and disclosure of derivative instruments and hedging activities. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management does not expect FAS 133 to have a material impact on the Company's consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Notes to Interim Consolidated Financial Statements
(Expressed in U.S. dollars)

Six months ended February 28, 2001 (unaudited)

--------------------------------------------------------------------------------


5.   Subsequent events:

     On March 6, 2001, the Company issued 218,200 common shares to unrelated individuals at a price of $0.25 per share for total proceeds of $54,550.