Form 10QSB
period 2001-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2001-07-16
CIK 1099369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10SB-Q
(Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

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

Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 2001. Common Stock, no par value 25,992,358 Shares. Shares.

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

Plan of Operations

The Company is a development stage company. In this quarter, the Company continued to experience growth in revenues. Management believes that its streaming media products are ready for commercialization and marketing. The CEO is working closely with the sales team to establish the necessary infrastructure required to fully exploit Destiny's suite of streaming media and distribution products. The CEO has plans to expand the existing sales team and further develop the sales channels.

The Company believes that with the opportunities and momentum currently being developed in their sales channels, continued growth will occur.


Operating Results:


Three Months Ended May 31, 2001

Net loss for the three months ended May 31, 2001 was $443,799 compared to a loss of $513,494 for the same period in 2000. Revenues for the three months increased by

$36,766 over 2000. Expenses for the three months decreased by $30,919 from $522,357 in 2000 to $491,438 in 2001.

The decrease in expenses is the result of the Company's efforts to control costs. Savings of $141,367 were realized in the adverting and marketing categories as a result of the Company controlling travel and trade show expenses. The Company was also able to save $24,377 in professional fees for the quarter. This reduction is due to the Company incurring fewer legal costs to establish contracts, patents and trademarks.

Consulting expenses increased by $101,253 from $22,378 in 2000. This increase is due to the hiring of two independent contractors responsible for investor relations in Eastern Canada and in part to the hiring of the interim CEO on contract basis. Compensation was paid in common shares in lieu of cash. The Company issued common shares for value of $21,000 for the independent contractors and $22,500 for the CEO. The balance relates to fees paid to various consultants, which was paid in common shares in lieu of cash The Company also incurred a bad debt expense of $13,564 resulting in the Company writing off a particular receivable. The Company is currently pursuing the customer for default of contract (refer to item 1 in part II - Other Information for detail).

Increases in salaries and wages of $18,089 are the direct result of the Company paying out sales commissions to its sales representatives. Telephone and communications increases of $7,324 result from increased usage in bandwidth, and internet connections. The Company also incurred additional depreciation and amortization expense of $18,964.





Nine Months ended May 31, 2001

Net loss for the nine months ended May 31, 2001 was $1,238,462 compared to a loss of $915,681 for the same period in 2000. Revenues for the nine months were $255,831 in 2001 and $11,636 in 2000. The majority of the sales for 2001 occurred in the second quarter. Expenses for the period increased from $930,215 in 2000 to $1,504,552 in 2001.

Depreciation and amortization expense in 2001 increased by $109,888 over 2000. This is due in part to the additional amortization relating to the goodwill and intellectual property acquired by the Company through its acquisition of Destiny Software Productions Inc. and Wonderfall Productions Inc.

Bad debt expenses for the period were $21,091 compared to nil in 2000. This is due in part to the write off of a specific receivable. The Company is currently pursuing the customer for default on the contract.

Business development expenses for the period were $29,300 compared to nil 2000 . This expense relates to compensation paid under a business development contract and relates specifically to two business promotion initiatives undertaken by the Company during the quarter. This business development relationship with the McKenna Group brought strategic deals with Solutions America, a commerce service provider and Lions Gate Films.

Consulting fees also increased by $281,819.. This increase is due to the hiring of two independent contractors responsible for investor relations in Eastern Canada and in part to the hiring of the interim CEO on contract basis. Compensation was paid in common shares in lieu of cash. The Company issued common shares for value of $202,800 for the independent contractors and $22,500 for the CEO. The balance relates to fees paid to various consultants.

Professional fees increased by $59,558 over the prior period due to increased legal fees relating to trademarks, patents and sales contract work. Audit and Accounting fees also increased for the period. Wages and salaries increased by $208,083, due in part to the payment of severance packages to seven employees laid off in October 2000, to additional sales representatives hired in January and increased sales commissions.

Liquidity and Financial Condition

The Company has financed its operations to date primarily through the sale of equity securities and borrowings from shareholders. The Company has been unprofitable from its inception and has incurred losses in each year including a net loss of $443,799 for the quarter ended May 31, 2001. The Company will have to rely on funding from private placements, cash flows and other offerings for future operating and development costs. Revenues to date have provided insufficient funding of working capital.

From inception of the business, the Company has incurred cumulative losses of $2,878,691 and used cash for operating activities of $1,683,275. As a result, substantial doubt exists about its ability to continue as a going concern. The Company's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

When possible the Company has issued stock for the acquisition of assets or services. During the quarter ended May 31, 2001, the Company issued 680,158 common shares in exchange for consulting services, of which 146,548 common shares relate to services rendered in the period from September 1, 2000 to February 28, 2001 and 250,000 common shares relate to services to be rendered in the future periods. At May 31, 2001, the Company had accounts payable and a payable owing to related parties of $444,289 compared to $263,822 at August 31, 2000. In compliance with Statement of Position No. 97-2 "Software Revenue Recognition", the Company has deferred revenues of $82,750 at May 31, 2001 compared to nil at August 31, 2001. Total cash flows from financing activities for the three months ended May 31, 2001 were $96,105 compared to $93,005 in 2000. Cash flows used in operating activities for the quarter ended May 31, 2001 were $85,731 compared to $412,168 in 2000. The cash outflows from operations were reduced in 2001 as a result of the Company using stock-based compensation for employees and contractors when possible. During the quarter, the Company issued stock valued at $43,500 for consulting services

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISKS:

The Company does not have any derivative financial instruments as of May 31, 2001. However, the Company is exposed to interest rate risk.

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

                           Part II - OTHER INFORMATION

         Item 1. Legal Proceedings - Destiny Software Productions Inc, a wholly-owned subsidiary of Destiny Media Technologies, Inc. has commenced legal proceedings against Impatica.com Inc. in the Supreme Court of British Columbia, Canada for payment of approximately US$512,500 in unpaid technology licensing fees. During November, 2000 Destiny agreed to license its Clipstream(TM) and Videoclipstream(TM) technology to Impatica in return for a US$675,000 license fee. The agreement called for payment of that fee in three installments against delivery of the technology in three phases. The technology was delivered and Destiny received the first two payments totalling US$162,500, but Impatica has defaulted in paying the last US$62,500 in cash and delivering the 200,000 Impatica shares which were to make up the balance of the purchase price. It is Destiny's position that Impatica has repudiated the licensing agreement and that the unpaid license fees totalling US$512,500 are a debt owing by Impatica to Destiny. The outstanding balance has not been booked as revenue. The Writ of Summons was filed in the BC Supreme Court on June 6, 2001. The S.C.B.C. Registry No. is S013166.
         Item 2.    Changes in Securities - None
         Item 3.    Default Upon Senior Securities - None
         Item 4.    Submission of Matters to a Vote of Securities Holders - None
         Item 5.    Other Information - None
         Item 6.(a) Exhibit 27 - Financial Data Schedule
         Item 6.(b) Reports on Form 8-K - None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DESTINY MEDIA TECHNOLOGIES INC.
                                                   (Registrant)


Dated: July 9, 2001                 /s/ Alf Sanderson  Chief Financial Officer
                                    -------------------------------------------

                   Interim Consolidated Financial Statements
                   (Expressed in United States dollars)


                   DESTINY MEDIA TECHNOLOGIES INC.
                   (A Development Stage Company)


                   Period from August 24, 1998 (inception) to May 31, 2001

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Interim Consolidated Balance Sheet
(Expressed in United States dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                                  May 31,           August 31,
                                                                                     2001                 2000
---------------------------------------------------------------------------- -------------------- -----------------
                                                                              (unaudited)
Assets

Current assets:
     Cash and cash equivalents                                               $      5,307         $     97,928
     Short-term investments                                                         6,986                7,070
     Accounts receivable                                                           10,196               83,495
     Prepaid expenses                                                              11,961               24,071
---------------------------------------------------------------------------- -------------------- -----------------

     Total current assets                                                          34,450              212,564

Other assets, net of accumulated amortization of $ 3,593                           27,899                1,392
   (August 31, 2000 - $680)

Notes receivable                                                                  117,770              111,133

Property and equipment:
     Furniture and fixtures                                                        53,321               66,120
     Computer hardware                                                            104,280              101,425
     Computer software                                                             11,345               10,646
     Leasehold improvements                                                         5,779                6,002
---------------------------------------------------------------------------- -------------------- -----------------
                                                                                  174,725              184,193
     Accumulated depreciation and amortization                                    (70,232)             (47,960)
---------------------------------------------------------------------------- -------------------- -----------------

     Net property and equipment                                                   104,493              136,233

Intellectual property, net of accumulated amortization of $117,668
   (August 31, 2000 - $58,835)                                                     39,224               98,057

Goodwill, net of accumulated amortization of $206,443                              68,815              172,036
   (August 31, 2000 - $103,222)
---------------------------------------------------------------------------- -------------------- -----------------

Total assets                                                                 $    392,651         $    731,415
---------------------------------------------------------------------------- ==================== =================

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
     Accounts payable and accrued liabilities                                $    278,816         $    162,400
     Related party payable                                                        165,473              101,422
     Demand loan (note 6(b))                                                       10,000                    -
     Deferred revenue                                                              50,265                    -
---------------------------------------------------------------------------- -------------------- -----------------

     Total current liabilities                                                    504,554              263,822

Long-term debt                                                                    185,584              194,590

Deferred revenue                                                                   32,485                    -

Stockholders' equity (deficiency):
     Common stock, par value $0.001
       Authorized: 100,000,000 shares
       Issued and outstanding:  25,992,358 shares
           (August 31, 2000 - 22,501,000)                                          25,742               22,501
     Additional paid-in capital                                                 2,570,830            1,986,553
     Deferred stock compensation                                                  (42,903)             (87,550)
     Deficit accumulated during the development stage                          (2,878,691)          (1,640,229)
     Cumulative translation adjustment                                             (4,950)              (8,272)
---------------------------------------------------------------------------- -------------------- -----------------

     Total stockholders' equity (deficiency)                                     (329,972)             273,003
---------------------------------------------------------------------------- -------------------- -----------------

Total liabilities and stockholders' equity (deficiency)                      $    392,651         $    731,415
---------------------------------------------------------------------------- ==================== =================

Subsequent events (note 6)

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Interim Consolidated Statements of Operations
(Expressed in United States dollars)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Period from
                                                                                                               August 24, 1998
-------------------------------------------------------------------------------------------------------------
                                                     Nine months ended               Three months ended            (inception)
                                               -----------------------------   ------------------------------
                                                    May 31,          May 31,         May 31,          May 31,       to May 31,
                                                       2001             2000            2001             2000             2001
---------------------------------------------- ---------------- --------------- --------------- ------------- ----------------
                                                        (unaudited)                       (unaudited)              (unaudited)

Sales                                          $    255,831     $     11,636    $     44,722    $       7,956  $       341,375

Operating expenses:
     Advertising and promotion                       22,416          109,264          18,000           85,500          177,926
     Bad debt expense                                21,091                -          13,564                -           21,805
     Bank charges and interest                        3,109            2,958             420              982            7,920
     Business Development                            29,300                -               -                -           29,300
     Consulting                                     309,329           27,510         123,631           22,378          361,439
     Depreciation and amortization                  189,872           79,984          64,043           45,079          387,240
     Filings and listings                             9,649            8,308           1,457            8,233           30,640
     Financing                                        6,253            3,597             380                -            9,850
     Foreign exchange (gains) losses                 (6,804)               -             517                -           (6,804)
     Marketing                                       10,039          121,119              77           73,944          193,788
     Meals and entertainment                          6,661            2,756           1,618            1,385           12,791
     Office and miscellaneous                         7,999           13,508           2,730            6,824           43,013
     Professional fees                              133,786           74,228          28,345           52,722          260,403
     Rent                                            67,837           31,554          18,965           14,124          136,976
     Repairs and maintenance                          3,447            2,565           1,096            2,083            6,976
     Research and development                             -                -               -                -            8,995
     Shareholder relations and transfer agent        39,719           31,019           9,855           12,732          164,274
     Subcontracts                                    35,159           33,818           9,061           17,138          105,485
     Trademark                                          114            5,810               -                -            5,865
     Telephone and telecommunications                57,887           24,020          19,619           12,295          102,624
     Travel                                          45,164           19,909           7,718           14,685           99,504
     Wages and benefits                             512,525          304,442         170,342          152,253        1,045,323
     In-process research and development                  -           33,846               -           33,846           33,846
---------------------------------------------- ---------------- --------------- --------------- ------------- ----------------
                                                  1,504,552          930,215         491,438          522,357        3,239,179

Interest income                                      10,259            2,898           2,917              907           19,113
---------------------------------------------- ---------------- --------------- --------------- ------------- ----------------

Loss for the period                            $ (1,238,462)    $   (915,681)   $   (443,799)   $    (513,494) $    (2,878,691)
---------------------------------------------- ---------------- --------------- --------------- ------------- ----------------

Loss per common share, basic and diluted       $      (0.05)    $    (0.04)     $      (0.02)   $     (0.02)   $         (0.15)

---------------------------------------------- ---------------- --------------- --------------- ------------- ----------------

Weighted average common shares outstanding,
   basic and diluted                             24,099,905       21,180,128      25,384,567       22,501,000       18,612,652

---------------------------------------------- ---------------- --------------- --------------- ------------- ----------------

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Interim Consolidated Statement of Stockholders' Equity
(Expressed in United States dollars)

Period from August 24, 1998 (inception) to May 31, 2001

--------------------------------------------------------------------------------------------------------------------------
                                                                                      Deficit
                                                                                   accumulated
                                  Common stock  Additional              Deferred      during      Cumulative       Total
                             -----------------   paid-in     Shares      stock     development    translation  stockholders'
                                Shares  Amount   capital   issuable   compensation     stage      adjustment      equity
---------------------------- ---------- ------- ---------  ---------  ------------  ------------  ----------  -------------
Balance, August 24, 1998              - $     - $       -  $       -  $       -     $         -   $        -   $        -

Common stock issued for cash 17,850,000  17,850    41,650          -          -               -            -       59,500
Loss for the period                   -       -         -          -          -         (59,500)           -      (59,500)
---------------------------- ---------- ------- ---------  ---------  ------------  ------------  ----------  ------------

Balance, August 31, 1999     17,850,000  17,850    41,650          -          -         (59,500)           -            -

Loss for the period                   -       -         -          -          -      (1,580,729)           -   (1,580,729)
Cumulative translation adjustment     -       -         -          -          -               -       (8,272)      (8,272)
---------------------------- ---------- ------- ---------  ---------  ------------  ------------  ----------  ------------

Comprehensive loss                                                 -                                           (1,589,001)

Common stock issued for cash
   on private placement       1,000,000   1,000   999,000          -          -               -            -    1,000,000
Common stock issued for cash    247,485     247    79,752          -          -               -            -       79,999
Common stock issued on
   acquisition                1,800,000   1,800    (1,200)         -          -               -            -          600
Common stock issued for
   retirement of debt         1,490,724   1,491   592,745          -          -               -            -      594,236
Common stock issued for
   services rendered            112,791     113    54,577          -          -               -            -       54,690
Deferred stock compensation           -       -   108,896          -   (108,896)              -            -            -
Amortization of deferred stock
   compensation                       -       -         -          -     21,346               -            -       21,346
Return of profit from shareholder
   from short-swing profit            -       -   111,133          -          -               -            -      111,133
---------------------------- ---------- ------- ---------  ---------  ------------  ------------  ----------  ------------

Balance, August 31, 2000     22,501,000  22,501 1,986,553          -    (87,550)     (1,640,229)      (8,272)     273,003

Loss for the period                   -       -         -          -          -        (382,849)           -     (382,849)
Cumulative translation adjustment     -       -         -          -          -               -       (6,202)      (6,202)
---------------------------- ---------- ------- ---------  ---------  ------------  ------------  ----------  ------------

Comprehensive loss                                                 -                                             (389,051)

Common stock issuable for
   services rendered                  -       -         -      4,000          -               -            -        4,000
Common stock issued for cash
   on private placement       2,150,000   2,150   206,350          -          -               -            -      208,500
Deferred stock compensation           -       -    73,500          -    (73,500)              -            -            -
Adjustment to deferred stock
   compensation due to cancellation   -       -   (30,034)         -     30,034               -            -            -
Amortization of deferred stock
   compensation                       -       -         -          -     39,599               -            -       39,599
---------------------------- ---------- ------- ---------  ---------  ------------  ------------  ----------  ------------

Balance, November 30, 2000
   (unaudited)               24,651,000  24,651 2,236,369      4,000    (91,417)     (2,023,078)     (14,474)     136,051

Loss for the period                   -       -         -          -          -        (411,814)           -     (411,814)
Cumulative translation adjustment     -       -         -          -          -               -        2,491        2,491
---------------------------- ---------- ------- ---------  ---------  ------------  ------------  ----------  ------------

Comprehensive loss                                                                                               (409,323)

Common stock issued for
   services rendered            425,000     425   119,575          -          -               -            -      120,000
Common stock issued for cash     18,000      18     2,682          -          -               -            -        2,700
Common stock issuable for
   services rendered                  -       -         -     35,300          -               -            -       35,300
Deferred stock compensation           -       -     4,141          -     (4,141)              -            -            -
Amortization of deferred
   compensation for employees         -       -         -          -     32,912               -            -       32,912
Stock compensation expense
   for contractors                    -       -    51,059          -          -               -            -       51,059
---------------------------- ---------- ------- ---------  ---------  ------------  ------------  ----------  ------------

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Interim Consolidated Statement of Stockholders' Equity
(Expressed in United States dollars)

Period from August 24, 1998 (inception) to May 31, 2001

--------------------------------------------------------------------------------------------------------------------------
                                                                                          Deficit
                                                                                        accumulated
                                  Common stock    Additional              Deferred         during     Cumulative       Total
                             -----------------     paid-in      Shares      stock        development  translation  stockholders'
                                Shares  Amount     capital     issuable   compensation     stage      adjustment      equity
---------------------------- ---------- --------  -----------  ---------  ------------  ------------  -----------  -------------
Balance, February 28, 2001
   (unaudited)               25,094,000 $ 25,094  $ 2,413,826  $  39,300  $    (62,646) $ (2,434,892) $   (11,983)   $   (31,301)

Loss for the period                   -        -            -          -             -      (443,799)           -       (443,799)
Cumulative translation
   adjustment                         -        -            -          -             -             -        7,033          7,033
---------------------------- ---------- --------  -----------  ---------  ------------  ------------  -----------  -------------
Comprehensive loss                                                                                                      (468,067)

Common stock issued for cash    218,200      218       54,332          -             -             -            -         54,550
Common stock issued for
   services rendered (note 5(a))283,610      284       43,216          -             -             -            -         43,500
Issuance of shares previously
   reserved for issuance
   (note 5 (b))                 146,548      146       39,154    (39,300)            -             -            -              -
Common stock issued for
   services to be rendered
   (note 5(c))                  250,000        -            -          -             -             -            -              -
Deferred stock compensation           -        -        9,375          -        (9,375)            -            -              -
Amortization of deferred
   compensation for employees         -        -            -          -        29,118             -            -         29,118
Stock compensation expense
   for contractors                    -        -       10,927          -             -             -            -         10,927
---------------------------- ---------- --------  -----------  ---------  ------------  ------------  -----------  -------------

Balance, May 31, 2001
   (unaudited)               25,992,358   25,742    2,570,830          -       (42,903)   (2,878,691)      (4,950)      (329,972)
---------------------------- ---------- --------  -----------  ---------  ------------  ------------  -----------  -------------

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Interim Consolidated Statement of Cash Flows
(Expressed in United States dollars)

-------------------------------------------------------------------------------------------------------------------
                                                                                                                   Period from
                                                          Nine months ended           Three months ended       August 24, 1998
                                                   -----------------------------   -----------------------         (inception)
                                                         May 31,          May 31,     May 31,       May 31,         to May 31,
                                                            2001            2000         2001          2000               2001
-------------------------------------------------- -------------   -------------   ----------    ----------    ---------------
                                                           (unaudited)                    (unaudited)              (unaudited)
Cash flows from operating activities:

Operations:
   Loss for the period                             $  (1,238,462)  $    (915,681)  $ (443,799)   $ (513,494)   $   (2,878,691)
   Items not involving cash:
     Depreciation and amortization                       189,872          79,984       64,043        45,079           387,240
     Write-off of in-process research and development          -          33,846                          -            33,846
     Shares issued for services rendered                 202,800               -       43,500             -           257,490
     Shares issuable for services rendered                     -               -            -             -                 -
     Stock-based compensation                            163,615               -       40,045             -           184,961
     Interest accrued                                     (6,894)              -       (2,883)            -            (6,894)
   Changes in operating asset and liabilities:
     Accounts receivable                                  69,826          (2,917)       6,972        (8,709)          (13,111)
     Prepaid expenses                                     11,110         (25,549)      60,029        (5,059)           (4,762)
     Accounts payable and accrued liabilities            122,164          59,911       75,832        70,015           267,227
     Deferred revenue                                     89,419                       70,530             -            89,419
-------------------------------------------------- -------------   -------------   ----------    ----------    ---------------

   Net cash used in operating activities                (396,550)       (770,406)     (85,731)     (412,168)       (1,683,275)

Cash flows from investing activities:
   Proceeds on disposal of capital assets                 14,065               -            -             -            14,065
   Cash acquired on acquisition                                -         250,719            -             -           250,719
   Investment in mineral properties                            -               -            -             -            17,500
   Proceeds on disposal of mineral properties and marketable
     securities to related parties                             -               -            -             -            40,200
   Long-term receivable from related party                     -               -            -             -          (494,236)
   Purchase of property and equipment                    (13,563)        (42,526)      (3,693)      (19,121)          (93,031)
   Purchase of short-term investments                          -               -            -             -           (29,770)
   Purchase of other assets                              (29,438)              -      (20,654)            -           (30,830)
-------------------------------------------------- -------------   -------------   ----------    ----------    ---------------

   Net cash provided by (used in) investing activities   (28,936)        208,193      (24,347)      (19,121)         (360,383)

Cash flows from financing activities:
   Net proceeds from debt                                 10,336          22,734       10,000             -           605,957
   Net proceeds from (repayments to) shareholder loans    64,418         (54,651)      31,555        93,005            64,418
   Net proceeds from issuances of
     common stock and subscriptions                      265,750       1,149,662       54,550             -         1,405,249
-------------------------------------------------- -------------   -------------   ----------    ----------    ---------------

   Net cash provided by financing activities             340,504       1,117,745       96,105        93,005         2,075,624
-------------------------------------------------- -------------   -------------   ----------    ----------    ---------------

Net increase (decrease) in cash and cash equivalents     (84,982)        555,532      (13,973)     (338,284)           31,966

Effect of foreign exchange rate changes on cash           (7,639)         (6,088)      (1,881)       (2,538)          (26,659)

Cash and cash equivalents, beginning of period            97,928               -       21,161       890,266                 -
-------------------------------------------------- -------------   -------------   ----------    ----------    ---------------

Cash and cash equivalents, end of period           $       5,307   $     549,444   $    5,307    $  549,444    $         5,307
-------------------------------------------------- -------------   -------------   ----------    ----------    ---------------

Supplementary disclosure:
   Cash paid for:
     Interest                                      $           -   $           -   $        -    $        -
       $                                           -
     Income taxes                                              -               -            -             -                 -
   Non-cash transactions:
     Stock issued to acquire Destiny Software
       Productions Inc., net of cash acquired      $           -   $     250,119   $        -    $        -
       $                                           250,119
     Common stock issued for retirement of debt                -         619,263            -             -           619,263
     Common stock issued for services rendered           202,800               -       43,500             -           257,490
     Issuance of shares previously reserved for issuance       -               -      (39,300)            -                 -
     Deferred stock-based compensation                    56,982               -        9,375             -           165,878
     Note receivable for return of profit from
       shareholder from short-swing profit                 6,637               -        2,802             -           117,770

-------------------------------------------------- -------------   -------------   ----------    ----------    ---------------

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)

Period from August 24, 1998 (inception) to May 31, 2001 (unaudited)

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


2.   Continuing operations:

     From inception of the business, the Company has incurred cumulative losses of $ 2,878,691 and used cash for operating activities of $ 1,683,275. As a result, substantial doubt exists about its ability to continue as a going concern.

     These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions. Although, the Company has raised cash through the issuance of common shares, these proceeds are not sufficient to meet anticipated costs for the remainder of fiscal 2001. As a result, the Company's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.


3.   Unaudited interim financial information:

     The financial information at May 31, 2001 and for the three month periods and nine month periods ended May 31, 2001 and May 31, 2000 are unaudited.

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

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)

Period from August 24, 1998 (inception) to May 31, 2001 (unaudited)

--------------------------------------------------------------------------------

4.   Significant accounting policy:

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


5.   Share capital:

     (a) During the three months ended May 31, 2001, the Company issued 283,610 common shares for services rendered under business development and consulting agreements. The shares were valued at the fair value at the time the services were performed.

     (b) During the three months ended May 31, 2001, the Company issued 146,548 common shares for shares previously reserved for issuance for services rendered between September 1, 2000 and February 28, 2001 under business development and consulting agreements. The shares were valued at fair value at the time the services were performed.

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Notes to Interim Consolidated Financial Statements
(Expressed in United States dollars)

Period from August 24, 1998 (inception) to May 31, 2001 (unaudited)

--------------------------------------------------------------------------------

5.   Share capital (continued):

     (c) During the three months ended May 31, 2001, the Company issued 250,000 contingently returnable common shares, of which 150,000 are held in escrow, for services to be performed under a business development agreement. The shares are contingently returnable to the Company if certain performance conditions are not met. Since none of the performance requirements have been met at May 31, 2001, no value has been assigned to these shares. If the contingently returnable shares are not forfeited they will be recorded at their market value on the date the performance requirements are met.


6.   Subsequent events:

     (a) Between June 1, 2001 and June 30, 2001, 1,185,000 common shares were issued at $0.10 per share for total proceeds of $118,500.

     (b) Subsequent to May 31, 2001, the $10,000 demand loan was converted to 100,000 common shares.

     (c) On June 1, 2001, the Company entered into a one year operating lease that expires on May 31, 2002. Lease payments over the term of the lease total $69,412. The Company can terminate the lease upon one month's notice.