Form 10KSB
period 2001-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2001-11-29
CIK 1099369

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [xx] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 2001

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

        Securities to be registered pursuant to Section 12(g) of the Act:
        -----------------------------------------------------------------
                         Common Stock $0.001 par value.
                         ------------------------------
                                (Title of Class)


                                  Page 1 of 64
                          Index to Exhibits on Page 33

                         Destiny Media Technologies Inc.

                                   Form 10-KSB
                                TABLE OF CONTENTS
                                     PART I
                                                             Page

Item 1.  Description of Business.............................   3

Item 2.  Management's Discussion and Analysis or Plan of
         Operation...........................................  16

Item 3.  Description of Property.............................  20

Item 4.  Security Ownership of Certain Beneficial Owners
         And Management.................................... .  20

Item 5.  Directors, Executive Officers, Promoters
         And Control Persons.................................  22

Item 6.  Executive Compensation..............................  26

Item 7.  Certain Relationships and Related Transactions......  28

Item 8.  Description of Securities...........................  28

                                     PART II

Item 1.  Market Price Of/And Dividends on the Registrant's
         Common Equity and Related Stockholder Matters.......  30

Item 2.  Legal Proceedings...................................  30

Item 3.  Changes in and Disagreements with Accountants......   31

Item 4.  Recent Sales of Unregistered Securities........... .  31

Item 5.  Indemnification of Directors and Officers......... .  31

                                    PART F/S

Item 1.  Consolidated Financial Statements...................  31

                                    PART III

Item 1.   Index to Exhibits                                    33

Item 2.   Description of Exhibits

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

Introduction
------------

Destiny Media Technologies Inc. (hereinafter is also referred to as the "Company" and/or the "Registrant") is a software developer and a sales and marketing company. The Company was incorporated in August 1998 in the state of Colorado under the name Euro Industries Ltd.

The Company was originally involved in the acquisition and exploration of mining properties; however in July of 1999 with the start of the process involving the Company's acquisition of Destiny Software Productions Inc. and the introduction of a new management team, the Company became active in the software industry and ceased all of its work in the mining industry.

On October 20, 1999 the Company completed the process of acquiring Destiny Software Productions Inc.("Destiny Software"). Destiny Software is a Western Canadian based software development company specializing in streaming media and media distribution products. Destiny Software has created its own proprietary compression format and technologies.

Destiny's suite of streaming and downloadable products includes: MPE(TM) (http://www.destinympe.com), a complete, secure media distribution system that provides e-commerce and digital rights management directly from within an MP3-compatible multimedia file; Clipstream(TM) (http://www.clipstream.com), a java-based tool which enables web pages, e-mail and banners to stream audio without the use of a player; Video Clipstream(TM) (http://www.videoclipstream.com), a technology for embedding streaming video into a web page or e-mail; and the RadioDestiny Broadcaster(TM) (http://www.radiodestiny.com), which allows a user to webcast live or scripted internet radio from a computer to anyone on the Internet. All four products are currently being sold in the market place.

Destiny has entered into a provisional agreement to sell the Clipstream(TM)business and assets to a private company, Clipstream Technologies, Inc. ("CTI).

The Clipstream business and assets are being transferred from Destiny to CTI pursuant to an agreement (the "Technology Transfer Agreement" or "TTA") made as of September 13, 2001. CTI has agreed to acquire all of the Clipstream assets from Destiny for C$5,700,000, payable by issuance of 22,800,000 CTI Shares to Destiny at the deemed price of CDN$0.25 each. Destiny's obligation to complete the sale of the Clipstream assets is subject to CTI obtaining financing of at least C$750,000 to fund the expanded marketing program referred to above. CTI intends to complete a business combination with a Capital Pool Corporation ("CPC") listed in the Canadian Venture Exchange ("CDNX") The financing condition is expected to be fulfilled by a C$750,000 - C$1,500,000 financing intended to be carried out by the CPC, described below, since the proceeds from that financing will be available to CTI upon completion of the transaction.

The owners of CTI at the time of closing will be Destiny Software Productions Inc. a wholly owned subsidiary of Destiny and Alfred Sanderson, both of Vancouver, British Columbia. All Clipstream assets and operations are located in Vancouver.

Under the TTA, Destiny will transfer the Clipstream technology to CTI and assign its rights to all contracts respecting the Clipstream technology, to CTI upon completion of the minimum financing referred to above. As a result, CTI will be entitled to receive all future license fees and other payments under those contracts, as well as all payments under any new contracts. CTI will also have non-exclusive marketing rights for new and existing products of Destiny and will be actively seeking other technology products to market through its sales channels.

Under an Office Services Agreement with Destiny, CTI will for one year after closing receive the use of Destiny office space, facilities and equipment for a flat fee of C$4,500 per month, including taxes and utilities, and will receive marketing and sales services for the Clipstream product line, as well as office services, including administrative, secretarial, bookkeeping, billing, collection and systems administration and management services, for an additional C$45,000 per month. Under a Product Development Agreement with Destiny, CTI will for one year after closing receive product maintenance and development services, including ongoing development of the Clipstream technology to add new functions and features, and website maintenance and technical support, for an additional C$62,500 per month. These costs are expected by CTI to be easily covered by revenues from Clipstream licensing arrangements, and the revenues being generated at this time would cover such costs. It is expected that upon completion of the transaction, the Company will be listed as a Tier 2 Technology Issuer on CDNX.

Destiny is developing enhancements to the MPE media distribution technology to support digital file formats other than music. The company believes there is significant opportunity in distributing video and software content.

The latest version of the RadioDestiny (TM) network supports playerless access to the live radio streams. This product is currently in Beta release.

The Company's principal office is located at 555 West Hastings Street, Vancouver, British Columbia V6B 4N4. The contact person is Mr. Steve Vestergaard, President and Director. The telephone number is (604) 609-7736; the facsimile number is (604) 609-0611. The Company currently maintains four websites, which are radiodestiny.com; dsny.com; destinympe.com; and, clipstream.com.

The Company's authorized capital includes 100,000,000 shares of common stock with $0.001 par value. On December 30, 1999 the Registrant announced that the Board of Directors had approved a three for one stock split. The split was affected in the form of a 200% stock dividend to the shareholders of record on December 30, 1999. The additional shares were to be distributed by Computershare Investor Services (formerly American Securities Transfer and Trust Inc.), the Registrant's transfer agent. Shareholders were required to exchange their existing shares as instructed by Computershare. The impact of the split was to increase the outstanding shares of the Registrant from 7,167,000 as of December 30, 1999 to 21,501,000. All reference to share data in this document refers to post split data. As of the close of the Company's latest fiscal year, August 31, 2001, there were 27,177,358 shares of common stock outstanding.

The Company's common stock trades on the OTC Bulletin board under the symbol "DSNY".

The information in this Registration Statement is current as of November 23, 2001 unless otherwise indicated.

Historical Corporate Development
--------------------------------

The Company was incorporated in the state of Colorado on August 24, 1998 under the name Euro Industries Ltd. On October 12, 1999 the name of the Company was changed to Destiny Media Technologies Inc.

By March 1999, the Company sold 5,950,000 pre-split (17,850,000 post-split) common shares for an aggregate purchase price of $59,500. Each share was issued at $0.01 per share. The shares were purchased by thirty-one individuals all of who were unrelated parties.

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

The shares of the Company began trading on the National Quotation Bureau's "Pink Sheets" on June 17, 1999.

On June 16, 1999, the Company entered into an agreement to purchase control of Destiny Software Productions Ltd., a company 100% owned by Steve Vestergaard who subsequently became the president of the Registrant. At the time of this transaction, Mr. Vestergaard owned 3.6 million shares of the Registrant. The 3.6 million shares represented 20% of the Registrant's outstanding shares. Mr. Vestergaard acquired all of these shares from unrelated parties for cash consideration of $1,200. The detail of these purchases is as follows:

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

On June 16, 1999 the Company entered into a private placement whereby it sold 1,851,000 shares of its common stock at prices between $0.40 and $0.48 per common share (post split). The net proceeds of this private placement were as follows:

  I.   1,490,724 common shares issued on retirement of debt of $594,236
 II.     112,791 common shares issued for services rendered valued at $54,690
III.     247,485 common shares issued for net cash proceeds of $79,999

This offering officially closed on November 9, 1999.

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


The Company completed a private placement on April 25, 2000 whereby it sold 1,000,000 units. Each unit consisted of one common share and one warrant exercisable for a period of six months from the closing of the private placement. Each unit sold for $1.00 and the warrants gave the holder the right to purchase one additional share of common stock for $3.00. This offering was made under Regulation S to offshore investors. The stock is restricted for a period of one year and is then subject to Rule 144.


The Company completed a private placement on November 14, 2000 whereby it sold 2,150,000 common shares for $0.10 per common share. This offering was made under Regulation S to offshore investors. The stock is restricted for a period of one year and is then subject to Rule 144.

The Company's strategy this year has been to build reseller sales channels. Destiny announced an agreement for a Japanese agent on January 4, 2001 and exclusive distribution in the UK on January 9, 2001. The Japanese agent, Mr. Kumagai, was added as a director on July 16th, 2001. Mr. Kumagai, previously CEO at Vivitar Corporation has successfully established resellers in Sendai and Tokyo Japan.

On January 11th, 2001 Destiny announced the addition of David Lawrence as CEO. Mr. Lawrence's previous experience was as co-founder of Reading's Fun, Ltd., which he built into a $200 million in annual revenues company.

On May 22nd, 2001, the Company announced the opening of an office in Silicon Valley.

As part of the move to become a sales and marketing company, Destiny has sold licenses to a number of key accounts, including the Weather Channel, Mt. Sinai School of Education and Lions Gate Films.

BUSINESS
--------

Media Internet Applications

Company Background including Destiny Software
---------------------------------------------

Steve Vestergaard who was subsequently appointed as the president of the Registrant formed Destiny Software as a private partnership in January 1991. The private company was sold to Destiny Software Productions, Inc. in 1992. From 1992 until 1995, Destiny Software was involved solely in the development and sale of computer games. In 1992, Destiny Software developed a game called "Creepers" which was published by a subsidiary of Sony Corporation called Psygnosis. Also, in 1992 Destiny Software developed a game called "Solitaire's Journey" which was published by Quantum Quality Productions. In 1993, Destiny Software developed two games, called "Lucky's Casino Adventure" and "Origamo" which were also published by Quantum Quality Productions. Two other games developed in 1993 were "Time Out Sports Baseball" and "Time Out Sports Basketball" which were published by Microleague. In 1994, a game called "Blood Bowl" was developed by Destiny Software and published by Microleague. Three games were developed in 1995. "Dark Seed II" for Windows and "Dark Seed II" for Macintosh were both published by Cyberdreams, "MGM" and "Jam" was a Windows shareware product. In December of 1995, Destiny's first Internet radio prototype was started and this product was then released in April of 1996.


The Company owns a proprietary media compression format known as ".dny" ("dny" is an intellectual property which was developed in-house with no third party involvement). The property is in the form of a trade secret, and can be patented and trademarked. At the present time there have been no patents or trademarks taken out for the "dny" intellectual property. This format is used to deliver real time streaming media, such as Internet radio, on an on-demand basis.

The ".dny" technology was developed by the Company because Internet radio requires massive compression levels and data packets are not reliably transmitted across the Internet. The Company's media compression technology recursively compresses an audio stream to any target compression ratio and, at the same time, interleaves and buffers data packets and estimates missing audio information.


All three Destiny Products (MPE (TM), RadioDestiny (TM) and Clipstream (TM)) are commercially available. In addition, Destiny released Clipstream (TM) Audiomail, which enables users to create playerless streaming emails from a telephone. The company has also developed a prototype playerless live video streaming product.


Product Descriptions
--------------------

Products, which are complete, are available for download from the Destiny websites at www.dsny.com.

Clipstream(TM)

The Clipstream (TM) product family consists of Audio Clipstream (TM), Video Clipstream (TM) and Clipstream Audiomail (TM). These Java based technologies allow access to streaming audio and streaming video without requiring the user to download a player. Whereas player based solutions have a market penetration of less than 40%, Clipstream can reach over 94% of browsers.

Because it caches, Clipstream offers a 90% cost savings over player based streaming solutions. It is standards based, so it passes through firewalls. Because there is no player, the cost of ownership is much lower for corporations. Unlike player- based solutions, Clipstream (TM) can be embedded in an email. This creates great opportunities for rich media marketing and movie previews.


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

In script mode, the user prerecords a set of audio files, and then specifies a schedule for play back. A broadcaster could spend a couple of hours setting up the schedule for the week, then the automated DJ could play back the content 24 hours per day, 7 days per week.

The DestinyBroadcaster will also allow the input of metadata, which are digital files such as album cover graphics, lyrics and other artist information that is of interest to music fans. This metadata then streams out simultaneously with music files to the Destiny Media Player allowing the listener to view this information as they are listening to the songs. This technology is unique to Destiny with no current competition.


MPE (TM)

MPE (TM) is a digital rights management system. It allows viral super distribution of digital files via peer-to-peer systems such as Napster while ensuring that the originating artist gets paid.

Currently, MPE will self-extract music files.

Destiny is modifying this core technology so that it can be used to distribute playing cards, software, videos and research reports.


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

The Company's two principal competitors in the development and distribution of streaming media technology are RealNetworks and Microsoft Corporation. Both Microsoft's and RealNetworks' commitment to and presence in the streaming media industry has significantly increased and will continue to increase competitive pressure in the overall market for streaming media software. This could lead to increase pricing pressure, which may result in price reductions in the Company's products.

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

Government Regulation and Legal Uncertainties

The Company is not currently subject to direct regulation by any governmental agency other than laws and regulations generally applicable to businesses. It is possible that a number of laws and regulations may be adopted in both the United States and Canada with particular applicability to the Internet. Governments have and may continue to enact legislation applicable to the Company in areas such as content distribution, performance and copying, other copyright issues, network security, encryption, the use of key escrow data, privacy protection, caching of content by server products, electronic authentication or "digital" signatures, illegal or obscene content, access charges and retransmission activities. The applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is also uncertain. Export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase the Company's cost of doing business or increase its legal exposure.

Risk Factors

Dependence On Key Personnel:

The Company's success is dependent, to a large degree, upon the efforts of its current executive officers. The loss or unavailability of any such person could have an adverse effect on the Company. At the present time the Company does not maintain key man life insurance policies for any of these individuals. Also, the continued success and viability of the Company is dependent upon its ability to attract and retain qualified personnel in all areas of its business, especially management positions. In the event the Company is unable to attract and retain qualified personnel, its business may be adversely affected. There are currently only employment agreements in place. Management is, however, currently negotiating agreements with the remaining executive officers of the Company.

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

In the Period August 24, 1998 (date of inception) to August 31, 2001 the Company had a net loss of $3,197,098.

There can be no assurance that this trend will not continue.

The Auditors Report on the consolidated financial statements for the year ended August 31, 2001 includes an additional explanatory paragraph which states that as the Company has incurred recurring losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Ability to Manage Growth:

Should the Company be successful in the sales and marketing efforts of its software products it will experience significant growth in operations. If this occurs, management anticipates that additional expansion will be required in order to continue its product development. Any expansion of the Company's business would place further demands on its management, operational capacity and financial resources. The Company anticipates that it will need to recruit qualified personnel in all areas of its operations, including management, sales, marketing, delivery, and software development. There can be no assurance that the Company will be effective in attracting and retaining additional qualified personnel, expanding its operational capacity or otherwise managing growth. In addition, there can be no assurance that the Company's current systems, procedures or controls will be adequate to support any expansion of it's operations. The failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

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

International Operations:

The Company markets and sells its products in the United States, Canada, Europe and Asia. As such, it is subject to the normal risks of doing business abroad. Risks include unexpected changes in regulatory requirements, export and import restrictions, tariffs and trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, potential adverse tax consequences, exchange rate fluctuations, increased risks of piracy, limits on the Company's ability to enforce its intellectual property rights, discontinuity of the Company's infrastructures, limitations on fund transfers and other legal and political risks. Such limitations and interruptions could have a material adverse effect on the Company's business. The Company does not currently hedge its foreign currency exposures.

Dividend Policy:

The Company does not presently intend to pay cash dividends in the foreseeable future, as any earnings, are expected to be retained for use in developing and expanding its business. However, the actual amount of dividends received from the Company will remain subject to the discretion of the Company's Board of Directors and will depend on results of operations, cash requirements and future prospects of the Company and other factors.

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



Significant Customers and/or Suppliers
--------------------------------------

The Company has moved into the selling and marketing of its products and has a broad scope of customers and suppliers, it continues to develop and expand its product base.

Employees
---------

At 11/01/01, the Company operated with the services of its Directors, Executive Officers, and 9 additional employees. There is no collective bargaining agreement in place.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------
OR PLAN OF OPERATION
--------------------

SELECTED FINANCIAL DATA
-----------------------

The selected financial data in Table No. 1 for the period from incorporation on "August 24, 1998 to August 31, 2001 was derived from the consolidated financial statements of the Company.

The selected financial data was extracted from the more detailed consolidated financial statements and related notes included therein and should be read in conjunction with such consolidated financial statements and with the information appearing under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                  Table No. 1 (Destiny Media Technologies Inc.)
                       Selected Financial Data (USD 000's)

--------------------------------- ------------------- ------------ ------------
                                  The Period 8/24/98   Fiscal Year  Fiscal Year
                                       8/24/98 (date         Ended        Ended
                                   of incorporation)     8/31/2001    8/31/2000
                                          to 8/31/01
--------------------------------- ------------------- ------------ ------------
--------------------------------- ------------------- ------------ ------------
Revenue
                                                $431         $346          $85
--------------------------------- ------------------- ------------ ------------
Net Income (Loss)
                                            ($3,197)      (1,557)     ($1,581)
--------------------------------- ------------------- ------------ ------------
Earnings (Loss) per Share
                                             ($0.17)      ($0.06)      ($0.07)
--------------------------------- ------------------- ------------ ------------
Dividends per Share
                                                   0            0            0
--------------------------------- ------------------- ------------ ------------
Weighted Average Number of Shares
Outstanding                               19,314,335   25,068,025   21,512,150
--------------------------------- ------------------- ------------ ------------
--------------------------------- ------------------- ------------ ------------
Working Capital                                  N/A       ($697)        ($51)

--------------------------------- ------------------- ------------ ------------
Long Term Debt                                   N/A          $22          195

--------------------------------- ------------------- ------------ ------------
Shareholders' Equity
(Deficiency)                                     N/A       ($527)         $273

--------------------------------- ------------------- ------------ ------------
Total Assets                                     N/A         $391         $731

--------------------------------- ------------------- ------------ ------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATION
--------------------

The following discussion of financial condition of the Company and its subsidiaries and the results of operations should be read together with the consolidated financial statements and related notes that are included later in this registration statement. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" or in other parts of this registration statement.

Cash Balances
-------------

The Company maintains its major cash balances at two financial institutions. One is located in Vancouver, British Columbia, Canada. The balances in that institution are insured up to $40,200 (Cdn$60,000) per account by the Canada Deposit Insurance Corporation. The second is located in Bolder, Colorado.

Commitments and Contingencies
-----------------------------

The Company leases its office facility in Vancouver, British Columbia, Canada. The Company entered into a one-year lease in June 2001. The total minimum lease payments to May 31,2002 under the operating leases are US $51,416.

Liquidity and Capital Resources
-------------------------------

Cash used during the fiscal year ended August 31, 2001 for operating activities totaled $419,897 (2000-$1,227,225). Common stock was issued for debt and services rendered of $45,300 (2000-$54,690) stock-based compensation in the form of stock options totaled $108,961 (2000-$21,346); shares issuable for services rendered totaled $44,372 (2000-nil) and interest accrued on note receivable totaled $11,187 (2000-nil).

Cash flows from investing activities related to the purchases of other assets of $34,498 (2000-$79,468. The net cash outflow by investing activities totaled $33,494 (2000-inflow of $162,789).

Cash flows from financing activities totaled $394,250 (2000-$1,181,384). This was made up of $384,250 (2000-$1,079,999) in net proceeds from the issuance of common stock and subscriptions and $10,000 in common stock issuable.

The Company had a negative working capital position at August 31,2001 of $696,917 as compared to a negative working capital balance of $51,258 at the fiscal year ended August 31,2000.

Results of Operations
---------------------

The Company has moved into the selling and marketing of its products and has a broad scope of customers and suppliers, it continues to develop and expand its product base. For the year ended August 31, 2001, 85% of the sales were derived from customers located in the United States and the balance from international locations. Sales for the period were $345,653 (2000-$85,544).

Operating expenses totaled $1,888,943 (2000-$1,681,127). Major expenses incurred during the period-included $692,349 (2000-$494,857) in wages and benefits. This increase is due to the hiring of 4 additional sales staff and the payment of sales commissions of $79,425 (2000-nil), the increase is also due to the inclusion of stock based compensation expense of $108,961 (2000-21,346). This stock compensation expense relates to the costs associated with granting stock options to employees and directors at a price below the current market price at the date of grant. This expense relates to the fair market value of the options. This form of non-cash compensation is important to the company as it allows the company to retain employees at lower wages, which helps reduce operating cash outflow.

Consulting expenses also increased by $279,063 due to the hiring of the CEO and CFO and two other outside consultants for two separate contracts of business development in Eastern Canada and fundraising.

Bad debt increased by $33,583. A large part of this change is due to the write-off of a particular receivable in the amount of $13,564. The Company is currently pursuing the customer for default of contract (refer to item 2- Legal Proceedings). The increase in bad debt is also due to the Company forgiving a $12,144 portion of note receivable with one of its officers. The balance of bad debt relates to various unrelated transactions.

Business development expenses for the year were $29,300 compared to nil in the prior year. This expense relates to compensation paid under a business development contract and relates specifically to two business promotion initiatives undertaken by the company during the year. This business development relationship with the McKenna Group brought strategic deals with Solutions America, an ecommerce service provider and Lions Gate Films.

Professional fees increased by $31,835 due to the additional costs incurred in legal fees relating to patent and trademarks and to various sales and reseller agreements.

Rent also increased in fiscal 2001 by $24,468. This relates to the Company operating out of 2 offices for additional rental costs of CDN$18,488. The Company merged the 2 offices and moved into the larger and hence more expensive suite at CDN$9,452 per month (2000-CDN6,300). The Company incurred moving expenses of CDN$1,650 and additional insurance costs of CDN1,867.




Telephone and communications increase of $29,429 resulted from increased usage in bandwidth, Internet connections, 4 additional phone/fax/modem lines, and cellular phones.

During fiscal 2001, the Company concentrated on sales and cost control. Savings of $114,718 were realized in the advertising and promotion categories. The Company had incurred a one time advertising deal with MP3.com of $50,000 in fiscal 2000, which did not repeat in fiscal 2001. The Company also was able to cut CDN$74,287 in costs relating to website design, promotional brochure design and printing. Savings of $173,330 in marketing expense are due to the cutting of costs of relating to establishment of the Company's image, branding and cutting all trade show expenses and travel which were incurred in fiscal 2000. The Company was also able to save $78,068 in shareholder and transfer agent cost due to the expiration of an agreement between the company and investor relations firm. The Company had also incurred a one-time shareholder expense in fiscal 2000.



For the Period August 24, 1998 (Date of Incorporation) to August 31, 2001 the Company reported a net loss of $3,197,098 (2000-$1,580,729).

During the Fiscal year ending 8/31/02, management plans on concentrating its efforts in the following three areas in order to become profitable:

         1. Marketing the "Clipstream" java based audio streaming solution. Development has been completed and the Company is now embarking on a marketing and sales program to fully exploit and maximize revenue from this product. Secure online sales are now available online at www.clipstream.com. A sales group will be assembled for direct sales efforts. This will include both inside and outside sales. License agreements and partnership opportunities will be sought with larger content providers, aggregators and resellers.

Additional product development will take place to extend the product to a rich media ad banner product targeted to the advertising community and interactive ad agencies.

         2. Product development is planned to complete the Listen Look and Buy" streaming metadata component of the RadioDestiny Broadcast solution. Once complete, this product will then be launched and marketed in the second quarter.
         3. Continued marketing of the Destiny Media Player to build the registered users base is also planned. This will include various online promotions and marketing initiative, trade show participation and partnership opportunities.

As stated above, the Registrant will have to raise additional funds to complete the aforementioned business plan. As yet, no investment banking agreements have been reached. There is no guarantee that the Registrant will be able to raise the capital necessary to complete the business plan for the period ending 8/31/02.


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


ITEM 3. DESCRIPTION OF PROPERTY
-------------------------------

The Company leases approximately 3,525 square feet of space at 950 - 555 West Hastings Street, Vancouver, British Columbia, Canada V6B 4N4 for administrative and sales efforts. The Company pays approximately Cdn$8,860 per month going forward, with a lease term of one year, for this facility. The Company considers the facility adequate for current purposes.

ITEM 4.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
------------------------------------------------------------
         MANAGEMENT
         ----------

The Registrant is a publicly owned corporation, the shares of which are owned by United States and Canadian residents. Another corporation or any foreign government does not control the Registrant directly or indirectly.

Table No. 2 lists as of October 31, 2001persons/companies the Registrant is aware of as being the beneficial owner of more than five percent (5%) of the common stock of the Registrant.

                                   Table No. 2

Title                                Amount and Nature Percent
  of                                 of Beneficial     of
Class     Name of Beneficial Owner   Ownership         Class #
------   -------------------------   ----------------- -------
Common   Steve Vestergaard (1)        5,645,430          19.80%
Common   David Lawrence (2)           1,575,000           5.52%
Common   Jade Capital                 1,551,000           5.44%

  TOTAL                               8,771,430          30.76%

# Based on 28,515,903 shares outstanding as of October 31, 2001 and options to purchase shares of common stock.


(1) Does not include a vested option to purchase 255,416 shares of common stock.
(2)Does not include a vested option to purchase 38,125 shares of common stock.

Table No. 3 lists as of August 31, 2001 all Directors and Executive Officers who beneficially own the Registrant's voting securities and the amount of the Registrant's voting securities owned by the Directors and Executive Officers as a group.

                                   Table No. 3
                Shareholdings of Directors and Executive Officers

Title                                                  Amount and Nature Percent
  of                                                   of Beneficial     of
Class     Name of Beneficial Owner                     Ownership         Class #
------   -------------------------                     ----------------- -------

Common   Steve Vestergaard, Pres. & Director           (1)5,645,430      19.79%
Common   Ed Kolic, Chief Operating Officer & Secretary (2)  471,010       1.65%
Common   Greg Foisy, Director                          (3)   25,000       0.09%
Common   Larry Langs, Director                         (4)        0       0.0%
Common   Yoshitaro Kumagai, Director                   (5)        0       0.0%

        Total                                             6,141,440      21.53%

# Based on 28,515,903 shares outstanding as of October 31, 2001.

(1)  Does not include vested options to purchase 280,834 shares of common stock.
(2)  Does not include vested options to purchase 280,834 shares of common stock.
(3)  Does not include vested options to purchase 144,563shares of common stock.

(4)  Does not include vested options to purchase 83,032 shares of common stock.
(5)  Does not include vested options to purchase 37,364 shares of common stock.


ITEM 5.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
-----------------------------------------------------
         CONTROL PERSONS
         ---------------

Table No. 4 lists as of August 31, 2001 the names of the Directors of the Company. The Directors have served in their respective capacities since their election and/or appointment and will serve until the next Annual Shareholders' Meeting or until a successor is duly elected, unless the office is vacated in accordance with the Articles/By-Laws of the Company. Three of the 5 Directors are residents of and citizens of Canada and the other 2 are residents and citizens of the United States of America.

                                   Table No. 4
                                    Directors

                                      Date
First
                                                          Elected
Name                                    Age          or Appointed
---------------------   -------------------   -------------------
Steve Vestergaard (1)                    35           July 1999
Greg Foisy        (1)                    39           Oct. 1999
Ed Kolic                                 40           July 1999
Lawrence J. Langs                        40           Aug 2000
Yoshitaro Kumagai                        55           July 2001

(1)  Members of Audit Committee.

Table No. 5 lists, as of August 31, 2001, the names of the Executive Officers of the Company. The Executive Officers serve at the pleasure of the Board of Directors. Three of the four Executive Officers are residents/citizens of Canada. One Officer is resident and citizen of the USA.

                                   Table No. 5
                               Executive Officers

Name               Position                               Date of Board Approval
-----------------  -------------------------------------  ----------------------

Steve Vestergaard  President                                      Oct. 1999
Ed Kolic           Chief Operating Officer and Secretary          Oct. 1999
David Lawrence     Chief executive Officer                        Jan. 2001
Alf Sanderson      Chief Financial Officer                        Mar. 2001
--------------------------------------------------------------------------------

Business Experience

Steve Vestergaard. Mr. Vestergaard is President and a Director of the Company. The Company has employed him since June 1999 when the Company began negotiations to purchase Destiny Software Productions Inc. His responsibilities include coordinating strategy, planning, and product development. Mr. Vestergaard devotes 100% of his time to the affairs of the Company. He has been involved in the software development industry since 1982 at which time he founded a private company called Tronic Software. Tronic Software was a developer of computer games, which were sold by mail order. In 1990 he became employed by Distinctive Software Inc., a company that later changed its name to Electronic Arts Canada. At Electronic Arts Canada he was involved in developing game products. In 1991 he became the Chief Executive Officer of Destiny Software Productions, Inc. At Destiny Software Productions Inc. his responsibilities included not only general managerial functions, but also supervision of the development of computer games. Mr. Vestergaard holds an International Baccalaureate Degree and a Bachelor of Science

Degree in Computer Science from the University of British Columbia.

Ed Kolic. Mr. Kolic is the Chief Operating Officer and Secretary. His responsibilities include overseeing the marketing efforts of the Company. He devotes 100% of his time to the affairs of the Company. From 1988 until 1995, he was employed as the President of Target Canada Production Ltd. His experience includes the production of documentary television, educational and information programming for the Canadian Educational Television Networks, large screen interactive presentation media for international conferences and a range of communication programs for corporate, government and institutional clients. From 1993 until 1997, he was a partner in a private company called Jacqueline Conoir Designs Ltd., which is a fashion design house. At Conoir Designs Ltd. he developed all of the marketing, communications and image strategies for the company. From 1997 until June of 1999, he was the president of WonderFall Productions Inc., a computer game development company, which he sold to the Company in June of 1999.

David Lawrence

Mr. Lawrence was responsible for building the sales organization, bottom line revenue generation, strategic deployment of resources and recruiting and product development of Reading's Fun Ltd. Launched in November of 1990; the company's revenues grew at the rate of 225% annually for five years. In 1999, with annual sales well above $200 million, the company was renamed "Books are Fun" and sold to Reader's Digest for $380 million US

Alf Sanderson

Alf Sanderson has served in executive roles with Go Vacations America Inc, Carriage Lane Furniture and for the past eight years has operated as a private consultant to firms operating in the public market. He has a background in company valuations and preparation of business plans. His credentials include a Partners and Directors certification from the Canadian Securities Institute. He has studied business administration at the University of Calgary and is a Member and registered student in the Canadian Institute of Chartered Business Valuators.





Greg Foisy. Mr. Foisy is a member of the Company's Board of Directors. From 1986 until 1991 Mr. Foisy worked in sales with Apollo Computer, which subsequently became the workstation division of Hewlett-Packard. In 1991 a company called Interactive Development Environments, a software company specializing in development tools, employed him. He opened up the first offices in Canada for Interactive Development Environments and was successful in making the Canadian organization one of the top producing regions within that company. He left Interactive Development Environments in 1995 and founded a private company called Red Brick Systems. Red Brick Systems is a provider of database technology for the Data Warehousing and Decision Support market space and was involved in providing loyalty management and click-stream analysis for companies involved in e-commerce or Internet access. In 1998, a company called Informix purchased Red Brick Systems. Mr. Foisy is now employed as the Director of Sales for Data Warehousing for Informix. As a member of the Board of Directors, Mr. Foisy devotes 5% of his time to the affairs of the Company.

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


ITEM 6.  EXECUTIVE COMPENSATION
-------------------------------

The Company has no formal plan for compensating its Directors for their service in their capacity as Directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors may award special remuneration to any Director undertaking any special services on behalf of the Company other than services ordinarily required of a Director. During Fiscal 2001, no Director received and/or accrued any compensation for his services as a Director, including committee participation and/or special assignments.

The Company has no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's Directors or Executive Officers. The Company has no formal stock option plan, which has been approved by regulatory authorities or other long-term compensation program.

The President's and COO's compensation are outlined in the following table which also includes the material terms of the two employment agreements:

--------------------- ----------------------------------- -----------------------------------
                      Steve Vestergaard President         Ed Kolic (COO)
--------------------- ----------------------------------- -----------------------------------
Responsibilities      Responsible for software            Responsible for All operations of
                      development activities of the       the business including financial,
                      Company, new product development    administration, operational and
                      and public company issues.          sales and marketing
--------------------- ----------------------------------- -----------------------------------
Reports to            Board of Directors                  Board of Directors
--------------------- ----------------------------------- -----------------------------------
Commencement date     Aug 01,1999                         March 1, 2001
--------------------- ----------------------------------- -----------------------------------
Term                  N/a                                 12 months
--------------------- ----------------------------------- -----------------------------------
--------------------- ----------------------------------- -----------------------------------
Severance- On         1 years salary + 2                  1 years salary + 2
change of Control     years performance                   years performance
                      bonus + waiver of                   bonus + waiver of
                      vesting on stock                    vesting on stock
                      options                             options
--------------------- ----------------------------------- -----------------------------------
Salary                $86,000 CDN                         $86,000 CDN
--------------------- ----------------------------------- -----------------------------------

During Fiscal 2001, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

Except as indicated above, the Company has no plans or arrangements in respect of remuneration received or that may be received by Executive Officers of the Company in Fiscal 2001 to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per Executive Officer.

The Company has two written employment agreements.

Other than that disclosed above, no compensation was paid during Fiscal 2001 to any of the officers or directors of the Company to the extent that they were compensated in excess of $60,000.

ITEM 7.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

On October 20, 1999 the Company completed the purchase of Destiny Software, a private corporation wholly owned by Steve Vestergaard, the current president of the Company. The purchase price was 1,800,000 shares of restricted common stock.

In June 1999 Destiny Software purchased Wonderfall from Mr. Ed Kolic, the Secretary and Chief Operating Officer of the Registrant.

In September of 1999, Jade Co., a private company owned by a shareholder of the Registrant, loaned the Registrant $250,000 to assist in covering operating expenses, this amount has since been repaid through the issuance of shares referred to in "Historical Corporate Developments" above.

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


ITEM 8.  DESCRIPTION OF SECURITIES
----------------------------------

The authorized capital of the Registrant is 100,000,000 shares of common stock with a par value of $0.001 per share. 27,177,358 shares of common stock were issued and outstanding at August 31, 2001, the end of the most recent fiscal year.

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

Debt Securities to be Registered. Not applicable.
--------------------------------
American Depository Receipts.  Not applicable.
----------------------------
Other Securities to be Registered.  Not applicable.
---------------------------------

                                     PART II

Item 1.  Market Price Of And Dividends on the Registrant's
----------------------------------------------------------
         Common Equity and Other Shareholder Matters
         -------------------------------------------

The Company's common stock trades in the OTC Bulletin Board in the United States, having the trading symbol "DSNY" and CUSIP# 25063G204. Trading volume and high/low/closing prices, on a monthly basis, for the period September 30, 1999 to August 31, 2001 is given in the following table.

                                   Table No. 7
                           DSNY Stock Trading Activity


---------------------------- ------------ -------------- ------------------
     Month         High         Low           Close           Volume
--------------- ------------ ------------ -------------- ------------------
September,1999     $1.03        $0.83         $1.02                457,200
--------------- ------------ ------------ -------------- ------------------
October            $1.04        $0.68         $0.99                880,500
--------------- ------------ ------------ -------------- ------------------
November           $1.02       $$0.58         $0.95                591,600
--------------- ------------ ------------ -------------- ------------------
December           $0.92        $0.67         $0.88              1,254,900
--------------- ------------ ------------ -------------- ------------------
January,2000       $2.70        $0.55         $1.40              1,998,000
--------------- ------------ ------------ -------------- ------------------
February           $4.00        $1.41         $3.40              2,078,000
--------------- ------------ ------------ -------------- ------------------
March              $3.95        $2.00         $2.60              2,271,600
--------------- ------------ ------------ -------------- ------------------
April              $2.60        $1.20         $1.65                797,700
--------------- ------------ ------------ -------------- ------------------
May                $2.90        $1.40         $1.70                745,300
--------------- ------------ ------------ -------------- ------------------
June               $1.15        $1.05         $1.13                714,100
--------------- ------------ ------------ -------------- ------------------
July               $1.07        $0.75         $0.81              1,167,400
--------------- ------------ ------------ -------------- ------------------
August             $1.09        $0.69         $1.10              1,313,000
--------------- ------------ ------------ -------------- ------------------
September,2000     $1.18       $0.625        $0.625                763,000
--------------- ------------ ------------ -------------- ------------------
October            $0.52        $0.17        $0.219              1,316,800
--------------- ------------ ------------ -------------- ------------------
November           $0.29        $0.20         $0.24              1,060,400
--------------- ------------ ------------ -------------- ------------------
December           $0.24        $0.15         $0.19              1,159,300
--------------- ------------ ------------ -------------- ------------------
January,2001       $0.57        $0.21        $0.438              3,192,200
--------------- ------------ ------------ -------------- ------------------
February           $0.50        $0.26         $0.26              1,344,500
--------------- ------------ ------------ -------------- ------------------
March              $0.33       $0.145         $0.20              1,500,300
--------------- ------------ ------------ -------------- ------------------
April              $0.23        $0.14         $0.14              1,418,200
--------------- ------------ ------------ -------------- ------------------
May                $0.27       $0.105         $0.27              1,445,900
--------------- ------------ ------------ -------------- ------------------
June               $0.27        $0.11        $0.145              3,012,400
--------------- ------------ ------------ -------------- ------------------
July               $0.16        $0.12        $0.123              1,831,200
--------------- ------------ ------------ -------------- ------------------
August             $0.13        $0.08        $0.115              1,298,600
--------------- ------------ ------------ -------------- ------------------


The Company's common stock is issued in registered form. Computershare Investor Services (located in Denver, Colorado) is the registrar and transfer agent for the common stock.

On September 30, 2001 the shareholders' list for the Company's common shares showed one hundred and twelve registered shareholders and 28,165,903 of common stock outstanding.

The Company has not declared any dividends since incorporation and does not anticipate that it will do so in the foreseeable future. The present policy of the Company is to retain future earnings for use in its operations and expansion of its business.

ITEM 2.  LEGAL PROCEEDINGS
--------------------------


Destiny Software Productions Inc, a wholly owned subsidiary of Destiny Media Technologies, Inc. has commenced legal proceedings against Impatica.com Inc. in the Supreme Court of British Columbia, Canada for payment of approximately US$512,500 in unpaid technology licensing fees. During November 2000, Destiny agreed to license its Clipstream(TM) and Videoclipstream(TM) technology to Impatica in return for a US$675,000 license fee. The agreement called for payment of that fee in three installments against delivery of the technology in three phases. The technology was delivered and Destiny received the first two payments totalling US$162,500, but Impatica has defaulted in paying the last US$62,500 in cash and delivering the 200,000 Impatica shares which were to make up the balance of the purchase price. It is Destiny's position that Impatica has repudiated the licensing agreement and that the unpaid license fees totalling US$512,500 are a debt owing by Impatica to Destiny. The outstanding balance has not been booked as revenue. The Writ of Summons was filed in the BC Supreme Court on June 6, 2001. The S.C.B.C. Registry No. is S013166.



ITEM 3.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------

                                 Not Applicable


ITEM 4.  RECENT SALES OF UNREGISTERED SECURITIES
------------------------------------------------
On September 12, 2001, the Company issued 250,000 common shares to an officer of the company for services rendered in lieu of cash at a price of $0.10 per share for total proceeds of $26,250.

On September 12, 2001, the Company issued 113,605 common shares to an officer of the company for services rendered in lieu of cash at a price of $0.11 per share for total proceeds of $11,361.

On September 21, 2001, the Company issued 353,930 common shares to an officer of the company for debt settlement in lieu of cash at a price of $0.10 per share for total proceeds of $35,393.

On September 21, 2001, the Company issued 271,010 common shares to an officer of the company for debt settlement in lieu of cash at a price of $0.10 per share for total proceeds of $27,101.

On October 5, 2001, the Company issued 250,000 common shares to an unrelated party for services rendered in lieu of cash at a price of $0.10 per share for total proceeds of $25,000.

On October 11, 2001, the Company issued 100,000 common shares to an unrelated party for cash proceeds of $10,000 at a price of $0.10 per share.








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

(A-1) Audited Financial Statements: Fiscal 2001

Auditors' Report, dated September 28, 2001
Consolidated Balance Sheets at August 31, 2001 and 2000

Consolidated Statements of Operations for the years ended August 31, 2001 and 2000; and, for the period from August 24, 1998 (inception) to August 31, 2001.

Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Loss for the period from inception to August 31, 2001.

Consolidated Statements of Cash Flows for the years ended August 31, 2001 and 2000; and, for the period from August 24, 1998 (inception) to August 31, 2001.

Notes to Consolidated Financial Statements

                                    PART III
Item 1.  INDEX TO EXHIBITS:

         None

                      Consolidated Financial Statements
                      (Expressed in United States dollars)



                      DESTINY MEDIA TECHNOLOGIES INC.
                      (A Development Stage Company)



                      Years ended August 31, 2001 and 2000
           Period from August 24, 1998 (inception) to August 31, 2001

INDEPENDENT AUDITORS' REPORT
The Board of Directors and Stockholders
Destiny Media Technologies Inc.


We have audited the consolidated balance sheets of Destiny Media Technologies Inc. and subsidiaries (A Development Stage Company) as of August 31, 2001 and 2000 and the consolidated statements of operations, stockholders' equity (deficiency) and comprehensive loss, and cash flows for the years then ended and for the period from August 24, 1998 (inception) to August 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destiny Media Technologies Inc. and subsidiaries as of August 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended and for the period from August 24, 1998 (inception) to August 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has incurred recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




"KPMG LLP"

KPMG LLP


Chartered Accountants
Vancouver, Canada
September 28, 2001

Destiny Media Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in United States dollars)

August 31, 2001 and 2000

-------------------------------------------------------------------------------- ------------- --------------
                                                                                         2001         2000
-------------------------------------------------------------------------------- ------------- --------------
Assets

Current assets:
      Cash and cash equivalents                                                  $     30,443  $    97,928
      Short-term investments                                                            7,022        7,070
      Accounts receivable, net of allowance for doubtful accounts of $683              62,981       83,495
      (2000 - $719)
      Prepaid expenses                                                                 11,946       24,071
      -------------------------------------------------------------------------- ------------- ------------
      Total current assets                                                            112,392      212,564

Other assets, net of accumulated amortization of $ 5,959 (2000 - $680)                 29,862        1,392

Notes receivable (note 5)                                                              99,946      111,133

Equipment:
       Furniture and fixtures                                                          53,256       66,120
       Computer hardware                                                              102,397      101,425
       Computer software                                                               12,696       10,646
       Leasehold improvements                                                           5,771        6,002
       ------------------------------------------------------------------------- ------------- ------------
                                                                                      174,120      184,193
       Accumulated depreciation and amortization                                     (79,626)     (47,960)
       ------------------------------------------------------------------------- ------------- ------------
       Net property and equipment                                                      94,494      136,233

Intellectual property, net of accumulated amortization of $137,293 (2000 -             19,599       98,057
   $58,835)

Goodwill, net of accumulated amortization of $240,850 (2000 - $103,222)                34,408      172,036
-------------------------------------------------------------------------------- ------------- ------------

Total assets                                                                     $    390,701  $   731,415
-------------------------------------------------------------------------------- --- --------- --- --------

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
      Accounts payable and accrued liabilities                                   $    388,277  $   162,400
      Related party payable (note 6)                                                    1,352      101,422
      Demand loan (note 6)                                                            100,000            -
      Deferred revenue                                                                156,657            -
      Current portion of long-term debt (note 7)                                      163,023            -
      -------------------------------------------------------------------------- ------------- ------------
      Total current liabilities                                                       809,309      263,822

Long-term debt (note 7)                                                                22,320      194,590

Deferred revenue                                                                       85,589            -

Shareholders' equity (deficiency):
     Common stock, par value $0.001
        Authorized:  100,000,000 shares
        Issued and outstanding:  27,177,358 shares (2000 - 22,501,000)                 26,928       22,501
     Common stock issuable                                                             54,372            -
     Additional paid-in capital                                                     2,648,018    1,986,553
     Deferred stock compensation                                                     (44,931)     (87,550)
     Deficit accumulated during the development stage                             (3,197,098)  (1,640,229)
     Accumulated other comprehensive loss                                            (13,806)       (8,272)
     --------------------------------------------------------------------------- ------------- ------------
     Total stockholders' equity (deficiency)                                        (526,517)      273,003
-------------------------------------------------------------------------------- ------------- ------------

Total liabilities and stockholders' equity (deficiency)                          $    390,701  $   731,415
-------------------------------------------------------------------------------- --- --------- --- --------

Commitments and contingencies (notes 2 and 11)
Subsequent events (note 15)

See accompanying notes to consolidated financial statements.

Destiny Media Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in United States dollars)

------------------------------------------------------ ------------------ ------------------ -----------------
                                                                                                  Period from
                                                                                                   August 24,
                                                              Year ended         Year ended  1998 (inception)
                                                              August 31,         August 31,     to August 31,
                                                                    2001               2000              2001
------------------------------------------------------ ------------------ ------------------ -----------------
Sales                                                   $        345,653  $          85,544   $       431,197

Operating expenses:
        Advertising and promotion                                 40,792            155,510           196,302
        Bad debt expense                                          34,297                714            35,011
        Bank charges and interest                                  3,033              4,811             7,844
        Business Development                                      29,300                  -            29,300
        Consulting                                               330,085             51,022           381,107
        Depreciation and amortization                            256,573            197,368           453,941
        Filings and listings                                      10,134             20,541            31,125
        Financing                                                  6,585              3,597            10,182
        Foreign exchange                                         (5,395)                  -           (5,395)
        In-process research and development                            -             33,846            33,846
        Management fees                                                -              6,071             6,071
        Marketing                                                 10,419            183,749           194,168
        Meals and entertainment                                    7,865              6,130            13,995
        Office and miscellaneous                                  11,988             25,640            47,002
        Professional fees                                        156,484            124,649           283,101
        Shareholder relations and transfer agent                  45,737            123,805           170,292
        Rent                                                      85,607             61,139           154,746
        Research and development                                       -              8,995             8,995
        Repairs and maintenance                                    3,688              3,529             7,217
        Subcontracts                                              38,334             70,326           108,660
        Trademark                                                    113              5,751             5,864
        Telephone and telecommunications                          74,166             44,737           118,903
        Travel                                                    56,789             54,340           111,129
        Wages and benefits                                       692,349            494,857         1,226,164
        ---------------------------------------------- ------------------ ------------------ -----------------
                                                               1,888,943          1,681,127         3,629,570
------------------------------------------------------ ------------------ ------------------ -----------------

Loss from operations                                          (1,543,290)        (1,595,583)       (3,198,373)

Interest income and other income                                  15,170             14,854            30,024
------------------------------------------------------ ------------------ ------------------ -----------------

Loss for the period, before extraordinary item               (1,528,120)        (1,580,729)       (3,168,349)

Loss on debt settlement (note 9(c))                             (28,749)                  -          (28,749)
------------------------------------------------------ ------------------ ------------------ -----------------

Loss for the period                                     $    (1,556,869)  $     (1,580,729)   $   (3,197,098)
------------------------------------------------------ ------------------ ------------------ -----------------

Loss per common share, basic and diluted
     before extraordinary item                                    (0.06)             (0.07)            (0.16)
------------------------------------------------------ ------------------ ------------------ -----------------

Loss per common share, basic and diluted                $         (0.06)  $          (0.07)   $        (0.17)
------------------------------------------------------ ------------------ ------------------ -----------------

Weighed average common shares
     outstanding, basic and diluted                           25,068,025         21,512,150        19,314,335

------------------------------------------------------ ------------------ ------------------ -----------------

See accompanying notes to consolidated financial statements.

Destiny Media Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Loss
(Expressed in United States dollars)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                               Deficit
                                                                                           accumulated                        Total
                                        Common stock    Additional               Deferred       during    Cumulative  stockholders'
                                     ------------------    paid-in   Shares         stock    velopment   translation         equity
                                       Shares    Amount    capital issuable  compensation        stage    adjustment   (deficiency)
------------------------------------ ---------- -------  --------- -------- ------------- ------------ ------------ ---------------
Balance, August 24, 1998                      - $     -  $     -   $      - $       -     $         -  $          -  $           -

  Loss for the period                         -       -          -        -         -         (59,500)            -        (59,500)
                                                                                                                      -------------
  Comprehensive loss                                                      -                                                (59,500)
  Common stock issued for cash       17,850,000  17,850     41,650        -         -               -             -         59,500
------------------------------------ ---------- -------  --------- -------- ------------- ------------ ------------ ---------------
Balance, August 31, 1999             17,850,000  17,850     41,650        -         -         (59,500)            -              -

  Loss for the period                         -       -          -        -         -      (1,580,729)            -     (1,580,729)
  Cumulative translation adjustment           -       -          -        -         -               -        (8,272)        (8,272)
                                                                                                                      -------------
  Comprehensive loss                                                                                                    (1,589,001)

  Common stock issued for cash
     on private placement             1,000,000   1,000    999,000        -         -               -             -      1,000,000
  Common stock issued for cash          247,485     247     79,752        -         -               -             -         79,999
  Common stock issued on acquisition  1,800,000   1,800    (1,200)        -         -               -             -            600
  Common stock issued
     for retirement of debt           1,490,724   1,491    592,745        -         -               -             -        594,236
  Common stock issued
     for services rendered              112,791     113     54,577        -         -               -             -         54,690
  Deferred stock compensation                 -       -    108,896        -  (108,896)              -             -              -
  Amortization of deferred stock              -       -          -        -    21,346               -             -         21,346
  compensation
  Return of profit from shareholder
     from short-swing profit                  -       -    111,133        -          -              -             -        111,133
------------------------------------ ---------- -------  --------- -------- ------------- ------------ ------------ ---------------
Balance, August 31, 2000             22,501,000  22,501  1,986,553        -   (87,550)     (1,640,229)       (8,272)       273,003

  Loss for the period                         -       -          -        -         -      (1,556,869)             -    (1,556,869)
  Cumulative translation adjustment                                       -                                  (5,534)        (5,534)
                                                                                                                      -------------
  Comprehensive loss                                                      -                                             (1,289,400)

  Common stock issued for cash on
     private placements (note 8)      3,571,200   3,571    370,679   10,000         -               -              -       384,250
  Common stock issued for services
     rendered                           180,158     181     45,119        -         -               -              -        45,300
  Common stock issued for debt
     settlement (note 9(c))             675,000     675    179,325        -         -               -              -       180,000
  Common stock issued for
     services to be rendered            250,000       -          -        -         -               -              -             -
  Common stock issuable                       -       -          -   44,372         -               -              -        44,372
  Deferred stock compensation                 -       -     29,631        -   (29,631)              -              -             -
  Amortization of deferred stock              -       -          -        -    72,250               -              -        72,250
     compensation
  Options issued to non-employees for         -       -     36,711        -          -              -              -        36,711
     services
------------------------------------ ---------- -------  --------- -------- ------------- ------------ ------------ ---------------
Balance, August 31, 2001                 77,358 $26,928 $2,648,018  $54,372 $ (44,931)  $  (3,197,098) $   (13,806)  $    (526,517)
------------------------------------ ---------- -------  --------- -------- ------------- ------------ ------------ ---------------

See accompanying notes to consolidated financial statements.

Destiny Media Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

-------------------------------------------------- --------------- -------------- -------------------
                                                                                         Period from
                                                                                     August 24, 1998
                                                       Year ended     Year ended      (inception) to
                                                       August 31,     August 31,          August 31,
                                                             2001           2000                2001
-------------------------------------------------- --------------- -------------- --------------
Cash flows from operating activities:
     Loss for the period                            $ (1,556,869)  $ (1,580,729)  $ (3,197,098)
     Items not involving cash:
        Depreciation and amortization                     256,573        197,368        453,941
        Write-off of in-process research and
           development                                          -         33,846         33,846
        Shares issuable for services                       44,372                        44,372
        Shares issued for services rendered                45,300         54,690         99,990
        Shares issued for debt settlement                 180,000              -        180,000
        Stock-based compensation - employees               72,250         11,248         83,498
        Stock-based compensation - non-employees           36,711         10,098         46,809
        Interest accrued on term deposit                    (304)              -          (304)
        Interest accrued on note receivable                11,187              -         11,187
     Changes in non-cash working capital:
        Accounts receivable                                16,541       (82,937)       (66,396)
        Prepaid expenses                                   11,034       (15,872)        (4,838)
        Accounts payable and accrued liabilities          221,061        145,063        366,124
        Deferred revenue                                  242,247              -        242,247
     --------------------------------------------- --------------- -------------- --------------
     Net cash used in operating activities              (419,897)    (1,227,225)    (1,706,622)

Cash flows from investing activities:
     Cash acquired on acquisition                               -        250,719        250,719
     Purchase of equipment                               (10,276)       (79,468)       (89,744)
     Refund on return of equipment                         11,280              -         11,280
     Purchase of other assets                            (34,498)        (1,392)       (53,390)
     Investment in short-term investments                       -        (7,070)       (29,770)
     Proceeds on disposal of mineral properties
        and marketable securities to related party              -              -         40,200
     Long-term loan receivable from related party               -              -      (594,236)
     --------------------------------------------- --------------- -------------- --------------
     Net cash provided (used in) by investments          (33,494)        162,789      (464,941)

Cash flows from financing activities:
     Net proceeds from issuance of debt                         -        101,385        695,621
     Common stock issuable                                 10,000              -         10,000
     Net proceeds from issuances of common
        stock and subscriptions                           384,250      1,079,999      1,523,749
     --------------------------------------------- --------------- -------------- --------------
     Net cash provided by financing activities            394,250      1,181,384      2,229,370
---- --------------------------------------------- --------------- -------------- --------------

Net increase (decrease) in cash and cash
     equivalents during the period                       (59,141)        116,948         57,807

Effect of foreign exchange rate changes on cash           (8,344)       (19,020)       (27,364)

Cash and cash equivalents at beginning of period           97,928              -              -
-------------------------------------------------- --------------- -------------- --------------

Cash and cash equivalents at end of period          $      30,443  $      97,928  $      30,443
-------------------------------------------------- --------------- -------------- --------------

Supplementary disclosure:
     Cash paid for:
        Interest                                    $           -  $           -  $           -
        Income tax                                              -              -              -
     Non-cash transactions:
        Stock issued to acquire Destiny Software
           Productions Inc., net of cash acquired               -      (250,119)      (250,119)
        Stock issued for settlement of debt               180,000        594,236        774,236
        Stock issued for services rendered                 45,300         54,690         99,990
        Stock issuable for services rendered               44,372              -         44,372
        Deferred stock-based compensation                  66,342        108,896        175,238
        Note receivable for return of profit from
           shareholder from short-swing profit                  -        111,133         99,946
        Advertising obtained through barter                36,000              -         36,000
        transaction
-------------------------------------------------- --------------- -------------- --------------

See accompanying notes to consolidated financial statements.

Destiny Media Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2001 and 2000
Period from August 24, 1998 (inception) to August 31, 2001

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


2.     Continuing operations:

       From inception of the business, the Company has incurred cumulative losses of $3,197,098 and at August 31, 2001 had a working capital deficiency of $696,917. As a result, substantial doubt exists about its ability to continue as a going concern.

       These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities and commitments in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. Subsequent to year end, the Company has entered into an agreement to sell the Clipstream Technology in order to generate additional cash for future operations (see note 15). There can be no assurances that the Company will be successful in generating additional cash for operations. If it is not, the Company will be required to reduce operations or liquidate assets. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.


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

             For United States accounting and reporting purposes, the Company is considered to be in the development stage as it has not generated significant revenue from its operating model and is devoting substantially all of its efforts to developing its business operations and these consolidated financial statements are those of a development stage enterprise.

Destiny Media Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2001 and 2000
Period from August 24, 1998 (inception) to August 31, 2001

--------------------------------------------------------------------------------


3.     Significant accounting policies (continued):

       (b)   Basis of presentation:

             Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

             The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant areas requiring the use of estimates include estimating the recoverability of accounts receivable and notes receivable and the valuation of property and equipment, intellectual property, goodwill and other assets. Actual results could differ from those estimates.

       (c)   Cash and cash equivalents:

             For the purposes of the statements of cash flows, the Company considers all highly liquid marketable securities with original terms to maturity of three months or less when acquired to be cash equivalents.

       (d)   Short-term investments:

             Short-term investments are carried at market value, which does not materially differ from cost.

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

Destiny Media Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2001 and 2000
Period from August 24, 1998 (inception) to August 31, 2001

--------------------------------------------------------------------------------

3.     Significant accounting policies (continued):

       (f)   Revenue recognition (continued):
             SOP 97-2 generally requires revenue from software arrangements involving multiple elements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, post-contract customer support, installation, or training and recognized as the element is delivered and the Company has no significant remaining performance obligations. The determination of fair value is based on objective evidence that is specific to the vendor. If evidence of fair value for each element of the arrangement does not exist, and the only outstanding deliverable is post-customer support, all revenue from the arrangement is recognized ratably over the term of the arrangements.

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

             The Company generally recognizes product revenue upon transfer of title, which generally occurs on shipment of product, as all other revenue recognition criteria are satisfied. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. Cash received in advance of meeting the revenue recognition criteria is recorded as deferred revenue. Royalty revenue from third party sales is recognized when there is persuasive evidence that the arrangement is complete, and only when all deliverables have been performed. Revenues generated in exchange for advertising services are valued at the fair value of the services exchanged, based on the Company's own historical practice of receiving cash, or other consideration that is readily convertible to known amounts of cash for similar advertising from buyers unrelated in the barter transaction. During the year ended August 31, 2001, the Company recognized $36,000 (2000 - nil) of revenue from barter transactions.

Destiny Media Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2001 and 2000
Period from August 24, 1998 (inception) to August 31, 2001

--------------------------------------------------------------------------------


3.     Significant accounting policies (continued):


       (g)   Equipment:

             Equipment is stated at cost. Depreciation is calculated using the declining balance method at the following annual rates, commencing upon utilization of the assets:

             -----------------------------------------
             Asset                               Rate
             -----------------------------------------

             Furniture and fixtures               20%
             Computer hardware                    30%
             Computer software                    50%

             ------------------------------------------

             Leasehold improvements are amortized on a straight-line basis over the term of the lease.

       (h)   Intellectual property:

             Intellectual property represents the technologies, which were acquired on the acquisition of Destiny Software (note 4) and are carried at cost less accumulated amortization. Amortization is provided on a straight-line basis over the estimated period of benefit being two years.

       (i)   Goodwill:

             Goodwill represents the excess of the cost of acquisition of Destiny Software over the fair market value of the net identifiable assets acquired (note 4). These amounts are amortized on a straight-line basis over the estimated period of benefit being two years.

       (j)   Other assets:

             Other assets consist of domain names, trademarks and patents and are being amortized straight-line over three years.

       (k)   Impairment of long-lived assets:

             The Company assesses the recoverability of its long-lived assets by determining whether the carrying value of the long-lived assets can be recovered over their remaining life through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved. Through August 31, 2001, no impairment charges have been recognized.

(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2001 and 2000
Period from August 24, 1998 (inception) to August 31, 2001

--------------------------------------------------------------------------------


3.     Significant accounting policies (continued):

       (l)   Translation of foreign currencies:

             The Company's functional currency is the U.S. dollar. Financial statements of foreign operations for which the functional currency is the local currency are translated into U.S. dollars with assets and liabilities translated into U.S. dollars at the rate of exchange in effect at the balance sheet date and revenue and expense items are translated at the average rates for the period. Unrealized gains and losses resulting from the translation of the financial statements are deferred and accumulated in a separate component of stockholders' equity as a cumulative translation adjustment in accumulated other comprehensive loss.

       (m)   Advertising:

             Advertising costs are expensed as incurred. Advertising costs are separately disclosed on the consolidated statements of operations.

       (n)   Income taxes:

             Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("FAS 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is not considered to be more likely than not.

       (o)   Stock option and share purchase plans:

             The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for awards to employees and directors under its stock option and share purchase plans. As such, compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above for employee grants, and has adopted the disclosure requirements of SFAS No. 123. Grants to non-employees are recognized based on the fair value of the equity instrument at the date services are performed.

Destiny Media Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2001 and 2000
Period from August 24, 1998 (inception) to August 31, 2001

--------------------------------------------------------------------------------


3.     Significant accounting policies (continued):

       (o)   Stock option and share purchase plans (continued):

             Deferred compensation expense arises when the employee compensation expense relates to future services. Deferred compensation expense is amortized to income over the service period which generally reflects the vesting period.


4.     Acquisition:

        On October 20, 1999, the Company issued 1,800,000 common shares for the purchase of 100% of Destiny Software Production Inc. Destiny Software is a high-tech development company that develops video and audio compression software and to a lesser extent design and development of computer games. The transaction has been recorded under the purchase method of accounting with effect from the date of acquisition. The market value of the consideration paid for the acquisition was based on the trading price of the Company's shares at the time the terms of the transaction were agreed to between the parties and announced. At that time, there had been only one significant block of shares traded. The per share value of this trade was considered representative of market value.

        The Company's interest in the net assets acquired, at assigned values are as follows:

       ------------------------------------------------------------

        Cash                                          $    250,719
        Other current assets                                 8,722
        Property and equipment                              91,977
        Intellectual property                              156,892
        Goodwill                                           275,258
        Acquired in-process research and development        33,846
        Current liabilities                               (22,289)
        Long-term liabilities                            (794,525)
       ------------------------------------------------------------

                                                      $        600
       ------------------------------------------------------------

        Consideration:
              1,800,000 common shares                 $        600

       ------------------------------------------------------------


        Acquired in process research and development was valued based on accumulated expenditures incurred by Destiny Software to the acquisition date on specifically identified products that are in the early stages of development and on which the core technology stage had not been reached. Goodwill has been valued as equal to the excess of the fair value of the consideration given over the fair value of the net identifiable assets and liabilities acquired.

        A 20% shareholder of the Company owned 100% of the outstanding shares of Destiny Software at the time of the acquisition.

Destiny Media Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2001 and 2000
Period from August 24, 1998 (inception) to August 31, 2001

--------------------------------------------------------------------------------


5.      Related party transactions:

         During the year ended August 31, 2000, certain officers were required to remit proceeds from short-swing profits of $111,133 to the Company. During fiscal 2001, the Company entered into notes receivable for the settlement of the proceeds. These notes bear interest at a rate of prime plus 1% and are repayable on September 8, 2001. On February 12, 2001, the Company entered into an agreement with one of the officers to forgive his portion of the receivable, totaling $12,144, which includes principal and interest. The amount forgiven has been included in bad debt expense in the consolidated statements of operations. The remaining balance of the note receivable is $99,946 at August 31, 2001. This amount was not repaid on September 8, 2001. The Company has commenced proceedings regarding the collection of the note receivable. However, as the timing of resolution is not certain, the note receivable has been classified as a non-current asset in the consolidated balance sheet.


6.      Related party loans payable:

        ---------------------------------------------------------------- ---------- ----------
                                                                              2001       2000
        ---------------------------------------------------------------- ---------- ----------
        Loan payable, due to a shareholder, unsecured, non-interest
           bearing, due on demand                                        $   1,352  $   1,422

        Loan payable, due to an individual related to a shareholder,
           unsecured, non-interest bearing, due on demand                        -    100,000
        ---------------------------------------------------------------- ---------- ----------

                                                                         $   1,352  $ 101,422
        ---------------------------------------------------------------- ---------- ----------

         The loan payable due to an individual for $100,000 was reclassified to a demand loan during the year as the individual is no longer a related party.

Destiny Media Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2001 and 2000
Period from August 24, 1998 (inception) to August 31, 2001

--------------------------------------------------------------------------------


7.      Long-term debt:

        ---------------------------------------------------------------- ------------- ------------
                                                                                 2001         2000
        ---------------------------------------------------------------- ------------- ------------
        Amount is non-interest bearing and repayable in twelve monthly
           instalments commencing on September 30, 2001                  $     81,450  $    85,317

        Full amount is repayable at the earlier of: (a) the first day of production work of a final version of Mission to Mars
           ("Production One") and (b) the sale, transfer, assignment, reassignment or other disposition of Production One.
           Interest is payable on any balance outstanding from the
           date that the amount becomes repayable at prime plus 2%.            45,228       47,570

        Full amount is repayable at the earlier of: (a) the first day of production work of a final version of Penitentiary
           ("Production Two") and (b) the sale, transfer, assignment, reassignment or other disposition of Production Two.
           Interest is payable on any balance outstanding from the
           date that the amount becomes repayable at prime plus 2%.            36,345       38,227

        Other                                                                  22,320       23,476
        ---------------------------------------------------------------- ------------- ------------
                                                                              185,343      194,590

        Current portion                                                      (163,023)           -
        ---------------------------------------------------------------- ------------- ------------

                                                                         $     22,320  $   194,590
        ---------------------------------------------------------------- ------------- ------------

8.      Private placement equity financing:

         (a) On November 14, 2000, the Company completed a private placement, which consisted of the issuance of 2,150,000 common shares at a price of $0.10 per share.

               In connection with this offering, the Company agreed to pay Agent's finders fees of $6,500. These fees are directly related to the private placement and have been offset against paid-in capital at August 31, 2001.

         (b) On December 15, 2000, the Company issued 18,000 common shares at $0.15 per share on exercise of warrants, which entitled the holder of the warrant to purchase one additional common share at a price of $0.15 per share.

         (c) On March 6, 2001, the Company completed a private placement, which consisted of the issuance of 218,200 common shares at a price of $0.25 per share.

         (d) On June 14, 2001, the Company completed a private placement, which consisted of the issuance of 1,185,000 common shares at a price of $0.10 per share.

Destiny Media Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2001 and 2000
Period from August 24, 1998 (inception) to August 31, 2001

--------------------------------------------------------------------------------


9.      Share capital:

        (a)  Stock option plan:

              Pursuant to a stock option plan dated October 12, 1999, the Company has reserved 3,750,000 common shares for future issuance under its stock option plan.

              Stock option activity is presented below:

        --------------------------------- -------------- ----------------
                                                                Weighted
                                              Number of          average
                                                 Shares   exercise price
        --------------------------------- -------------- ----------------

        Outstanding, August 31, 1999                  -  $             -
             Granted                          2,439,500             0.11
             Exercised                                -                -
             Forfeited                                -                -
             Expired                                  -                -
        --------------------------------- -------------- ----------------

        Outstanding, August 31, 2000          2,439,500             0.11
             Granted                          1,691,000             0.14
             Exercised                                -                -
             Forfeited                       (1,317,000)           (0.59)
             Expired                           (450,000)           (0.39)
        --------------------------------- -------------- ----------------

        Outstanding, August 31, 2001          2,363,500  $          0.40
        --------------------------------- -------------- ----------------

Destiny Media Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2001 and 2000
Period from August 24, 1998 (inception) to August 31, 2001

--------------------------------------------------------------------------------


9.      Share capital (continued):

        (a)   Stock option plan (continued):

              The following table summarizes information concerning outstanding and exercisable options at August 31, 2001:

             -----------------------------------------------------------------------------------------------------
                                                            Options outstanding               Options exercisable
                                                      Weighted
                                                       average         Weighted                          Weighted
                                                     remaining          average                           average
                                       Number      contractual   exercise price           Number   exercise price
              Exercise prices     outstanding         life (in        per share      exercisable        per share
                                                        years)
             ------------------ -------------- ---------------- ---------------- ---------------- ----------------
                    $     0.25      1,371,000             4.20             0.11          757,164             0.11
                          0.83        240,000             3.12             0.78          240,000             0.78
                          1.00        675,000             3.58             0.71          593,540             0.71
                          1.80         50,000             3.67             1.20           32,400             1.20
                          2.50         27,500             3.35             2.07           19,530             2.07
             ------------------ -------------- ---------------- ---------------- ---------------- ----------------

                                    2,363,500                                          1,642,634
             ------------------ -------------- ---------------- ---------------- ---------------- ----------------


              At August 31, 2001, 2,363,500 (2000 - 2,439,500) options had been granted and were outstanding and an additional 1,386,500 shares were available for grant under the Plan.

              Of the total options outstanding at year end, 2,048,000 (2000 - 2,309,000) were granted to employees and 315,500 (2000 - 130,500)
              were granted to non-employees of the Company. The compensation expense, representing the intrinsic value of the options granted to employees was $72,250 (2000 - $11,248), calculated in accordance with APB Opinion No. 25. The compensation expense related to options granted to non-employees was $36,711 (2000 - $10,098), calculated in accordance with SFAS 123.

              During December 2000, the Company cancelled 825,000 options held by Directors and granted replacement options with a lower exercise price. For accounting purposes, these replacement options are accounted for as variable plan options whereby the date the awards are exercised, forfeited or expired to the extent that the market price at the reporting date exceeds the new exercise price. No incremental compensation has been recognized for variable options in fiscal year 2001.

Destiny Media Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2001 and 2000
Period from August 24, 1998 (inception) to August 31, 2001

--------------------------------------------------------------------------------


9.      Share capital (continued):

        (a)   Stock option plan (continued):

              The Company applies APB Opinion No. 25 in accounting for its employee stock option plan and, accordingly, employee stock compensation cost has been recognized in the financial statements only to the extent of intrinsic value. Had the Company determined compensation cost based on the fair value on the measurement date for its employee stock option plan using the assumptions for the Black-Scholes valuation model described below, the Company's net loss and loss per share for 2001 and 2000 would have decreased to the pro forma amounts indicated below:

             ----------------------------------- -------------- -------------
                                                         2001            2000
             ----------------------------------- -------------- -------------

             Loss for the period:
                 As reported                     $ (1,556,869)  $  (1,580,729)
                 Pro forma                         (1,640,655)     (1,627,815)
             Loss per share, basic and diluted:
                 As reported                            (0.06)          (0.07)
                 Pro forma                              (0.07)          (0.08)

             ----------------------------------- -------------- -------------


             The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

             ----------------------------------- -------------- -------------
                                                         2001            2000
             ----------------------------------- -------------- -------------

             Per share weighted - average fair value of stock
               options granted                   $       0.29   $         0.21
             Expected dividend yield                         -               -
             Risk-free interest rate                      5.5%             5.5%
             Volatility                                   189%            70.0%
             Expected lives                         2.01 years       2.08 years

             ----------------------------------- ------------- -------------

Destiny Media Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2001 and 2000
Period from August 24, 1998 (inception) to August 31, 2001

--------------------------------------------------------------------------------


9.      Share capital (continued):

        (b)  Non-cash consideration:

             Shares issued for non-cash consideration have been valued at their market value at the date the services are provided.

             During the year ended August 31, 2001, 250,000 common shares were issued to a consultant for future licensing and financing services. Management has not recorded any compensation under this contract as no services have been performed to August 31, 2001. Management believes that the common shares are forfeitable and has requested that the common shares be returned for non-performance under the contract. The contractor is currently disputing the obligations to return the shares.

        (c)  Shares issued for debt settlement:

             Throughout the year ended August 31, 2001, the Company issued 675,000 common shares having a market value of $180,000 to various individuals to settle outstanding accounts payable and accrued liabilities. The Company has recorded an extraordinary loss on debt settlement of $28,749, representing the excess of the market value of the common shares at the date of settlement over the carrying value of the debt.


10.     Income taxes:

        --------------------------------------- ------------- --------------
                                                        2001           2000
        --------------------------------------- ------------- --------------

        Deferred tax assets:
             Net operating loss carryforwards   $  1,334,482  $     757,668
             Book over tax depreciation               36,510         20,910
             ---------------------------------- ------------- --------------
                                                   1,370,992        778,578
        Valuation allowance                       (1,362,051)     (724,898)
        --------------------------------------- ------------- --------------

        Net deferred tax assets                        8,941         53,680
        Deferred tax liabilities:
             Intangible costs                         (8,941)      (53,680)
        --------------------------------------- ------------- --------------

                                                $          -  $           -
        --------------------------------------- ------------- --------------


         Based on historical operations, management is not able to demonstrate that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets, before the valuation allowance, reflected on the Company's balance sheet.

Destiny Media Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2001 and 2000
Period from August 24, 1998 (inception) to August 31, 2001

--------------------------------------------------------------------------------

10.     Income taxes (continued):

        The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

        ----------------------------------------- ------------- -------------
                                                          2001          2000
        ----------------------------------------- ------------- -------------

        Tax at U.S. statutory rates                     34.0%         34.0%
        Rate difference in other jurisdictions           8.3%          8.3%
        Change in valuation allowance                  (42.3%)       (41.2%)
        Other net                                           -         (1.1%)
        ----------------------------------------- ------------- -------------

        Tax recovery (expense)                              -             -
        ----------------------------------------- ------------- -------------

        The reconciliation of losses from operations by geographic region is as follows:

        ----------------------------------------- ------------- -------------
                                                          2001          2000
        ----------------------------------------- ------------- -------------

        United States                             $  (649,762)  $  (360,443)
        Canada                                       (907,107)   (1,220,286)
        ----------------------------------------- ------------- -------------

                                                  $(1,556,869)  $(1,580,729)
        ----------------------------------------- ------------- -------------

11.     Commitments and contingencies:

        (a) The Company leases office facilities in British Columbia under an operating lease agreement that expires May 31, 2002. The Company is committed to minimum lease payments to May 31, 2002 under this lease agreement totalling $51,416.

        (b) Destiny Software Productions Inc., a wholly owned subsidiary of the Company, has commenced legal proceedings against Impatica.com Inc. ("Impatica") for payment of approximately $512,500 in unpaid technology license fees. It is the Company's position that Impatica has repudiated the licensing agreement and that the unpaid license fees totaling $512,500 are a debt owing by Impatica to the Company. The outstanding balance has not been booked as revenue at year end.

Destiny Media Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2001 and 2000
Period from August 24, 1998 (inception) to August 31, 2001

--------------------------------------------------------------------------------

12.     Financial instruments:

        (a)   Fair value disclosures:

             The carrying value of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, demand loan and long-term debt approximate their fair values due to the relatively short periods to maturity of the instruments.

             Due to the related party nature of the notes receivable and amounts owing to a related party, it is not practicable to estimate its fair value.

        (b)  Foreign currency risk:

             The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations.

             The Company has not entered into contracts for foreign exchange hedges.

13.     Segmented information:

        In the opinion of management, the Company operates solely in the digital media software segment, and all sales of its products and services are made in this segment. Management of the Company makes decisions about allocating resources based on this one operating segment. Substantially, all assets and operations are in Canada. A summary of sales by region (based on location of customers) is as follows:

        ------------------------------ ----------------- -----------------
        Years ended August 31,                     2001              2000
        ------------------------------ ----------------- -----------------

        United States                  $        293,805  $         72,712
        Other                                    51,848            12,832
        ------------------------------ ----------------- -----------------

        Total sales                    $        345,653  $         85,544
        ------------------------------ ----------------- -----------------

Destiny Media Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2001 and 2000
Period from August 24, 1998 (inception) to August 31, 2001

--------------------------------------------------------------------------------

14.     Recent accounting pronouncements:
        In July 2001, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 141, "Business Combinations" (collectively, "Business Combinations") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (collectively, "Goodwill"). The Business Combinations standard requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The standards related to Goodwill change, among other things, the accounting for goodwill from an amortization method to an impairment-only approach, and are required to be applied prospectively with effect, for the Company, from September 1, 2002, although adoption in the first quarter of fiscal 2002 is available to the Company. Management has not yet concluded on the timing of adoption of the Goodwill standard.
        Under the Goodwill standard, the Company is required to perform an initial benchmark test of impairment within six months of adoption, and subsequent annual tests of impairment at the reporting unit level. If the carrying value of goodwill of a reporting unit exceeds the fair value of the reporting unit's goodwill, the carrying value must be written down to fair value. Management has not currently done a comprehensive analysis of the potential impact of this standard.

15.     Subsequent events:
        (a) On September 13, 2001, the Company entered into an agreement with Clipstream Technologies Inc. ("CTI"), a related company, whereby CTI will acquire the Clipstream(TM) technologies, trademarks, patents, permits and licenses from the Company in exchange for 22,800,000 shares of CTI giving the Company majority interest shareholdings of CTI. Under the terms of the agreement, CTI will have the right to pledge as security the Clipstream(TM) technology.
              This agreement is contingent upon CTI obtaining at least Cdn. $750,000 in financing. Under the terms of the agreement, CTI will have the right to use, sell, license and carry on all business related to Clipstream(TM). The Company has also contracted to supply office support and services and product development support to CTI and royalties will be received from CTI based on specified future revenue targets if the transactions complete.
        (b) On September 12, 2001, the Company issued 363,665 common shares to officers of the Company for services rendered prior to August 31, 2001. Compensation expense of $44,372 related to these services was fully accrued as at August 31, 2001.
              On September 21, 2001, the Company issued 624,940 common shares to officers of the Company in settlement of outstanding liabilities of the Company. No material gain or loss on settlement of debt resulted from these transactions.