Form 10QSB
period 2001-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2002-01-14
CIK 1099369

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

Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 2001. Common Stock, with a par value of $.001, 28,515,903 Shares.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

         Attached hereto and incorporated herein by reference.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition, Results of operations and Plan of Operation

The following discussion should be read in conjunction with the accompanying Financial Statements and Notes thereto included within this report. In addition to historical information, this Form 10-QSB and the following discussion contain forward- looking statements that reflect our plans, estimates, intentions, expectations and beliefs. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including but not limited to the risks of increased competition in the Company's industry and other risks detailed in the Company's Securities and Exchange Commission filings. Accordingly, actual results may differ, possibly materially from the predictions contained herein.

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

         2. Product development is planned to complete the "Listen Look and Buy" streaming metadata component of the RadioDestiny Broadcast solution. Once complete, this product will then be launched and marketed in the second quarter.

         3. Continued marketing of the Destiny Media Player to build the registered users base is also planned. This will include various online promotions and marketing initiatives, trade show participation and partnership opportunities.

We will have to raise additional funds to complete the aforementioned business plan. As yet, no investment banking agreements have been reached. There is no guarantee we will be able to raise the capital necessary to complete the business plan for the period ending 8/31/02.



Operating Results:


Three Months Ended November 30, 2001

The Company has moved into the selling and marketing of its products and has a broad scope of customers and suppliers as it continues to develop and expand its product base. Sales for the period were $153,093 compared to $39,118 for 2000.

Net loss for the three months ended November 30, 2001 was $219,147 compared to a loss of $382,849 for the same period in 2000. Revenues for the three months increased by $113,975 over the same quarter in 2000. Expenses for the three months decreased by $51,321 from $425,173 in 2000 to $373,852 in 2001.

Overall expenses decreased but increases were incurred in some areas. Advertising expenses increased by $16,059 over 2000 as the company initiated an advertising campaign on the Weather Channel website. Consulting expenses increased by $16,532 over 2000 due to the hiring of a CEO and CFO and two other outside consultants working on business development and fund raising. Consulting expenses also include $1,269 of stock option compensation paid to consultants (nil - 2000). Salaries and wages for the quarter remained stable at $183,376 compared to $181,610 for the same period last year. Included in salaries and wages are sales' commissions, management salaries and stock based compensation. The stock based compensation expense recognized over the service period relates to the compensation costs resulting from the granting of stock options to employees and directors at a price below the common share market price at the date of grant. This form of non-cash compensation is important to the company as it allows the Company to retain employees at lower cash wages, which helps reduce operating cash outflow.

 In addition, telephone and communication expenses increased from $17,864 in 2000 to $24,064 in 2001. The increased expense is a result of the company requiring additional bandwidth and Internet connections to service their customers.

The Company has been actively reducing expenses during the past year. Professional fees expensed for the quarter are lower than the expense incurred during the same period last year mainly because the costs of establishing patents and trademarks in domestic and oversees markets is now capitalized, whereas in the prior year, these fees were expensed. This change in policy reflects the fact that management believes the patents and trademarks obtained have future benefit to the Company because they secure the exclusive right to the Company's products.

Rent was reduced by $11,864 by the Company reducing office space. Subcontractor expenses were reduced by $9,297 over November 2000 by the Company using in house staff to provide these services or by postponing work until additional funding is available. Travel was reduced by $8,444 by reducing the number of tradeshows and road shows attended by officers and employees of the Company.


Liquidity and Financial Condition

The Company has financed its operations to date primarily through the sale of equity securities and borrowings from shareholders. The Company has been unprofitable from its inception and has incurred losses in each year including a net loss of $219,147 for the quarter ended November 30, 2001. The Company will have to rely on funding from private placements, cash flows and other offerings for future operating and development costs. Revenues to date have provided insufficient funding of working capital.

From inception of the business, the Company has incurred cumulative losses of $3,416,245 and used cash for operating activities of $1,725,153. As a result, substantial doubt exists about its ability to continue as a going concern. The Company's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

When possible, the Company has issued common stock for the acquisition of assets or services and debt settlement. During the quarter ended November 30, 2001, the Company issued 1,338,545 common shares. Of these shares issued, 624,940 common shares were issued to officers of the Company in settlement of $68,743 of outstanding accounts payable and accrued liabilities of the Company. In addition, 363,605 common shares were issued to officers of the Company for services rendered prior to August 31, 2001. Compensation expense of $44,372 related to these services was fully accrued as at August 31, 2001. A further 100,000 common shares were issued relating to the proceeds on a private placement received by the Company prior to August 31, 2001.

Of the shares issued during the current quarter, 250,000 common shares were issued to a consultant and are held in escrow for future financing services. Management has not recorded any compensation under this contract as no services have been performed to November 30, 2001.

The Company is obligated to issue a further 125,000 common shares valued at $15,000 to an officer of the Company for services rendered in the quarter ended November 30, 2001.

At November 30, 2001, the Company had accounts payable to related parties of $1,331 compared to $ 1,352 at August 31, 2001. In compliance with Statement of Position No. 97-2 "Software Revenue Recognition", the Company has total deferred revenues of $356,508 at November 30, 2001 compared to $242,246 at August 31, 2001. Total cash flows from financing activities for the three months ended November 30, 2001 were nil compared to $233,474 in 2000. The net cash used in operating activities for the quarter ended November 30, 2001 was $2,908 compared to $189,242 of cash used in operations in 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS:

The Company does not have any derivative financial instruments as of November 30, 2001. However, the Company is exposed to interest rate risk.

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

                           Part II - OTHER INFORMATION

         Item 1. Legal Proceedings - Destiny Software Productions Inc, a wholly-owned subsidiary of Destiny Media Technologies, Inc. has commenced legal proceedings against Impatica.com Inc. in the Supreme Court of British Columbia, Canada for payment of approximately US$512,500 in unpaid technology licensing fees. During November, 2000 Destiny agreed to license its Clipstream(TM) and Videoclipstream(TM) technology to Impatica in return for a US$675,000 license fee. The agreement called for payment of that fee in three installments against delivery of the technology in three phases. The technology was delivered and Destiny received the first two payments totalling US$162,500, but Impatica has defaulted in paying the last US$62,500 in cash and delivering the 200,000 Impatica shares which were to make up the balance of the purchase price. It is Destiny's position that Impatica has repudiated the licensing agreement and that the unpaid license fees totalling US$512,500 are a debt owing by Impatica to Destiny. The outstanding balance has not been booked as revenue. The Writ of Summons was filed in the BC Supreme Court on June 6, 2001. The S.C.B.C. Registry No. is S013166. In addition, Impatica has filed a counter claim against Destiny Software alleging breach of contract and seeking return of $162,500 previously paid under this contract. No amounts have been recorded in the financial statements at November 30, 2001 as is too early to assess a probable outcome.

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

                                   DESTINY MEDIA TECHNOLOGIES INC.
                                               (Registrant)


Dated: January 14, 2002            /s/ Alf Sanderson  Chief Financial Officer
                                   -------------------------------------------

                      Interim Consolidated Financial Statements
                      (Expressed in United States dollars)



                      DESTINY MEDIA TECHNOLOGIES INC.
                      (A Development Stage Company)



                      Three months ended November 30, 2001 and 2000 Period from
                       August 24, 1998 (inception) to November 30, 2001

                      (Unaudited)

Destiny Media Technologies Inc.
(A Development Stage Company)
Interim Consolidated Balance Sheets
(Expressed in United States dollars)

--------------------------------------------------------------------------- --------------------- ------------------
                                                                                    November 30,         August 31,
                                                                                            2001               2001
--------------------------------------------------------------------------- --------------------- ------------------
                                                                                     (unaudited)
Assets

Current assets:
       Cash and cash equivalents                                               $          24,759   $         30,443
       Short-term investments                                                              6,970              7,022
       Accounts and other receivables, net of allowance for doubtful
          accounts of $673 (August 31, 2001 - $683)                                       80,265             62,981
       Prepaid expenses                                                                   12,391             11,946
       -------------------------------------------------------------------- --------------------- ------------------
       Total current assets                                                              124,385            112,392

Other assets, net of accumulated amortization of $9,224
     (August 31, 2001 - $5,959)                                                           31,114             29,862

Notes receivable                                                                          99,946             99,946

Equipment:
       Furniture and fixtures                                                             52,406             53,256
       Computer hardware                                                                 102,915            102,397
       Computer software                                                                  12,821             12,696
       Leasehold improvements                                                              5,679              5,771
       -------------------------------------------------------------------- --------------------- ------------------
                                                                                         173,821            174,120
       Accumulated depreciation and amortization                                        (84,833)          (79,626)
       -------------------------------------------------------------------- --------------------- ------------------
       Net property and equipment                                                         88,988             94,494

Intellectual property, net of accumulated amortization of
     $156,892 (August 31, 2001 - $137,293)                                                     -             19,599

Goodwill, net of accumulated amortization of $275,258
     (August 31, 2001 - $240,850)                                                              -             34,408
--------------------------------------------------------------------------- --------------------- ------------------

Total assets                                                                 $           344,433   $        390,701
=========================================================================== ===================== ==================

Liabilities and Stockholders' Deficiency

Current liabilities:
       Accounts payable and accrued liabilities                              $           346,112   $        388,277
       Related party payable                                                               1,331              1,352
       Demand loan                                                                       100,000            100,000
       Deferred revenue                                                                  256,915            156,657
       Current portion of long-term debt                                                 160,421            163,023
       -------------------------------------------------------------------- --------------------- ------------------
       Total current liabilities                                                         864,779            809,309

Long-term debt                                                                            21,964             22,320

Deferred revenue                                                                          99,593             85,589

Stockholders' deficiency:
       Common stock, par value $0.001
           Authorized:  100,000,000 shares
           Issued and outstanding:  28,015,903 shares
               (August 31, 2001 - 27,177,358 shares)                                      28,016             26,928
           Issued and held in escrow:  250,000 shares (note 4(a)(i))
           Issued and contingently returnable:  100,000 shares (note 4(c))
           Issued and held by the Company:  150,000 shares (note 4(c))
       Common stock issuable                                                              15,000             54,372
       Additional paid-in capital                                                      2,779,045          2,648,018
       Deferred stock compensation                                                      (34,911)           (44,931)
       Deficit accumulated during the development stage                              (3,416,245)        (3,197,098)
       Accumulated other comprehensive loss                                             (12,808)           (13,806)
       -------------------------------------------------------------------- --------------------- ------------------
       Total stockholders' deficiency                                                  (641,903)          (526,517)
--------------------------------------------------------------------------- --------------------- ------------------

Total liabilities and stockholders' deficiency                               $           344,433   $        390,701
=========================================================================== ===================== ==================

Contingency (note 5)
Subsequent events (note 6)

See accompanying notes to interim consolidated financial statements.

Destiny Media Technologies Inc.
(A Development Stage Company)
Interim Consolidated Statements of Operations
(Unaudited)
(Expressed in United States dollars)
------------------------------------------------------ ------------------ ------------------ -----------------
                                                                                                  Period from
                                                            Three months       Three months        August 24,
                                                                   ended              ended  1998 (inception)
                                                            November 30,       November 30,   to November 30,
                                                                    2001               2000              2001
------------------------------------------------------ ------------------ ------------------ -----------------
Sales                                                   $        153,093  $          39,118   $       584,290

Operating expenses:
        Advertising and promotion                                 18,334              2,275           214,636
        Bad debt expense                                           2,497              4,330            37,508
        Bank charges and interest                                    631                641             8,475
        Business development                                           -                  -            29,300
        Consulting                                                41,309             24,777           422,416
        Depreciation and amortization                             63,222             63,022           517,163
        Filings and listings                                       1,039              3,325            32,164
        Financing                                                      -              4,495            10,182
        Foreign exchange                                         (1,026)           (10,254)           (6,421)
        In-process research and development                            -                  -            33,846
        Management fees                                                -                991             6,071
        Marketing                                                      -              1,849           194,168
        Meals and entertainment                                      560              1,859            14,555
        Office and miscellaneous                                   1,612              3,358            48,614
        Professional fees                                         10,134             55,431           293,235
        Shareholder relations and transfer agent                   3,952             14,233           174,244
        Rent                                                      17,527             29,391           172,273
        Research and development                                       -                 11             8,995
        Repairs and maintenance                                       41              1,644             7,258
        Subcontracts                                                 974             10,271           109,634
        Trademark                                                      -                  -             5,864
        Telephone and telecommunications                          24,064             17,864           142,967
        Travel                                                     5,606             14,050           116,735
        Wages and benefits                                       183,376            181,610         1,409,540
        ---------------------------------------------- ------------------ ------------------ -----------------
                                                                 373,852            425,173         4,003,422
------------------------------------------------------ ------------------ ------------------ -----------------

Loss from operations                                           (220,759)          (386,055)       (3,419,132)

Interest income and other income                                   1,612              3,206            31,636
------------------------------------------------------ ------------------ ------------------ -----------------

Loss for the period, before extraordinary item                 (219,147)          (382,849)       (3,387,496)

Loss on debt settlement                                                -                  -          (28,749)
------------------------------------------------------ ------------------ ------------------ -----------------

Loss for the period                                     $      (219,147)  $       (382,849)  $    (3,416,245)
====================================================== ================== ================== =================

Loss per common share, basic and diluted
     before extraordinary item                                    (0.01)             (0.02)            (0.17)
====================================================== ================== ================== =================

Loss per common share, basic and diluted                $         (0.01)  $          (0.02)   $        (0.17)
====================================================== ================== ================== =================

Weighed average common shares
     outstanding, basic and diluted                           27,790,645         23,038,912        19,728,849
====================================================== ================== ================== =================

See accompanying notes to interim consolidated financial statements.

Destiny Media Technologies Inc.
(A Development Stage Company)
Interim Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Loss
(Expressed in United States dollars)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Deficit
                                                                                            accumulated                  Total
                                          Common stock    Additional            Deferred       during    Cumulative   stockholders'
                                      -------------------   paid-in   Shares     stock      development  translation      equity
                                         Shares    Amount   capital  issuable compensation     stage      adjustment   (deficiency)
------------------------------------- ----------- ------- ---------- -------- ------------  ------------ -----------  -------------
Balance, August 24, 1998                        - $     - $        -  $     -   $        -  $         -    $       -  $          -

  Loss for the period                           -       -          -        -            -      (59,500)           -       (59,500)
  Comprehensive loss                                                        -                                              (59,500)
  Common stock issued for cash         17,850,000  17,850     41,650        -            -            -            -        59,500
------------------------------------- ------------------- ------------------- ------------  ------------ -----------  -------------
Balance, August 31, 1999               17,850,000  17,850     41,650        -            -      (59,500)           -             -

  Loss for the period                           -       -          -        -            -   (1,580,729)           -    (1,580,729)
  Cumulative translation adjustment             -       -          -        -            -            -       (8,272)       (8,272)
                                                                                                                       ------------
  Comprehensive loss                                                                                                    (1,589,001)

  Common stock issued for cash
     on private placement               1,000,000   1,000    999,000        -            -            -            -     1,000,000
  Common stock issued for cash            247,485     247     79,752        -            -            -            -        79,999
  Common stock issued on acquisition    1,800,000   1,800    (1,200)        -            -            -            -           600
  Common stock issued
     for retirement of debt             1,490,724   1,491    592,745        -            -            -            -       594,236
  Common stock issued
     for services rendered                112,791     113     54,577        -            -            -            -        54,690
  Deferred stock compensation                   -       -    108,896        -     (108,896)           -            -             -
  Amortization of deferred stock                -       -          -        -       21,346            -            -        21,346
     compensation
  Return of profit from shareholder
     from short-swing profit                    -       -    111,133        -            -            -            -       111,133
------------------------------------- ------------------- ------------------- ------------ ------------- ----------- --------------
Balance, August 31, 2000               22,501,000  22,501  1,986,553        -      (87,550)  (1,640,229)      (8,272)      273,003

  Loss for the period                           -       -          -        -            -   (1,556,869)           -    (1,556,869)
  Cumulative translation adjustment                                         -                                 (5,534)       (5,534)
                                                                                                                       ------------
  Comprehensive loss                                                        -                                           (1,289,400)

  Common stock issued for cash on
     private placements                 3,571,200   3,571    370,679   10,000            -            -            -       384,250
  Common stock issued for services
     rendered                             180,158     181     45,119        -            -            -            -        45,300
  Common stock issued for debt
     settlement                           675,000     675    179,325        -            -            -            -       180,000
  Common stock issued for
     services to be rendered              250,000       -          -        -            -            -            -             -
  Common stock issuable                         -       -          -   44,372            -            -            -        44,372
  Deferred stock compensation                   -       -     29,631        -      (29,631)           -            -             -
  Amortization of deferred stock                -       -          -        -       72,250            -            -        72,250
     compensation
  Options issued to non-employees for           -       -     36,711        -            -            -            -        36,711
     services
------------------------------------- ----------- ------- ---------- -------- ------------ ------------- ----------- --------------
Balance, August 31, 2001,
     carried forward                   27,177,358 $26,928 $2,648,018  $54,372 $    (44,931)  (3,197,098) $   (13,806) $   (526,517)

Destiny Media Technologies Inc.
(A Development Stage Company)
Interim Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Loss (Continued)
(Expressed in United States dollars)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Deficit
                                                                                            accumulated                  Total
                                          Common stock    Additional            Deferred       during    Cumulative   stockholders'
                                      -------------------   paid-in   Shares     stock      development  translation      equity
                                         Shares    Amount   capital  issuable compensation     stage      adjustment   (deficiency)
------------------------------------- ----------- ------- ---------- -------- ------------  ------------ -----------  -------------
Balance, August 31, 2001,
     brought forward                   27,177,358 $26,928 $2,648,018  $54,372  $   (44,931)$ (3,197,098) $   (13,806) $   (526,517)

  Loss for the period                           -       -          -        -            -     (219,147)           -      (219,147)
  Cumulative translation adjustment             -       -          -        -            -            -          998           998
                                                                                                                       ------------
  Comprehensive loss                            -       -          -        -            -            -            -     (744,666)

  Common stock issued and issuable
     for services rendered in current
     and prior quarter                    363,605     363     44,009 (29,372)            -            -            -        15,000
  Common stock issued for debt            624,940     625     68,118        -            -            -            -        68,743
  Common stock issued for services
     to be rendered                       250,000       -          -        -            -            -            -             -
  Common stock issued for cash on
     private placement (note 4)           100,000     100     19,900 (10,000)            -            -            -        10,000
  Cancellation of stock options                 -       -    (2,269)        -        2,269            -            -             -
  Amortization of deferred stock
     compensation                               -       -          -        -        7,751            -            -         7,751
  Options issued to non-employees
     for services                               -       -      1,269        -            -            -            -         1,269
  Contingently returnable shares         (100,000)      -          -        -            -            -            -             -
     (note 4(c))
  Common stock held by the Company
     (note 4(c))                         (150,000)      -          -        -            -            -            -             -
  Common stock held in escrow (note      (250,000)      -          -        -            -            -            -             -
     4(a)(i))
------------------------------------- ----------- ------- ---------- -------- ------------  ------------ -----------  -------------
Balance, November 30, 2001 (unaudited) 28,015,903 $28,016 $2,779,045  $15,000 $    (34,911)$ (3,416,245) $   (12,808)  $  (641,903)
===================================== =========== ======= ========== ======== ============  ============ ===========  =============

See accompanying notes to interim consolidated financial statements.

Destiny Media Technologies Inc.
(A Development Stage Company)
Interim Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)
--------------------------------------------------------------------------------------------------------------------
                                                                                                        Period from
                                                               Three months        Three months     August 24, 1998
                                                                      ended               ended      (inception) to
                                                               November 30,        November 30,        November 30,
                                                                       2001                2000                2001
------------------------------------------------------   ------------------- ------------------- -------------------
Cash flows from operating activities:
     Loss for the period                                  $        (219,147)  $        (382,849)  $      (3,416,245)
     Items not involving cash:
        Depreciation and amortization                                63,222              63,022             517,163
        Write-off of in-process research and                              -                   -              33,846
           development
        Shares issuable for services                                 15,000                   -              15,000
        Shares issued for services rendered                               -               4,000              99,990
        Shares issued for debt settlement                                 -                   -             180,000
        Loss on debt settlement                                           -                   -              28,749
        Stock-based compensation - employees                          7,751              26,175              91,249
        Stock-based compensation - non-employees                      1,269              13,424              48,078
        Interest accrued on term deposit                                  -                   -                (304)
        Interest accrued on note receivable                           1,531                   -              12,718
     Changes in non-cash working capital:
        Accounts receivable                                         (16,605)             59,118             (83,001)
        Prepaid expenses                                               (636)              8,954              (5,474)
        Accounts payable and accrued liabilities                     26,578              18,914             392,702
        Deferred revenue                                            118,129                   -             360,376
     -------------------------------------------------   ------------------- ------------------- -------------------
     Net cash used in operating activities                           (2,908)           (189,242)         (1,725,153)

Cash flows from investing activities:
     Cash acquired on acquisition                                         -                   -             250,719
     Purchase of equipment                                           (2,480)             (4,171)            (92,224)
     Refund on return of equipment                                        -              11,267              11,267
     Purchase of other assets                                        (4,669)             (5,726)            (58,059)
     Investment in short-term investments                                 -                   -             (29,770)
     Proceeds on disposal of mineral properties                           -                   -                   -
        and marketable securities to related party                        -                   -              40,200
     Long-term loan receivable from related party                         -                   -            (594,236)
     -------------------------------------------------   ------------------- ------------------- -------------------
     Net cash provided by (used in) investing activities             (7,149)              1,370            (472,103)


Cash flows from financing activities:
     Net proceeds from issuance of debt                                  -                  336             695,621
     Related party payable                                               -               24,638                   -
     Net proceeds from issuances of common
        stock and subscriptions                                          -              208,500           1,523,749
     -------------------------------------------------   ------------------- ------------------- -------------------
     Net cash provided by financing activities                           -              233,474           2,219,370
------------------------------------------------------   ------------------- ------------------- -------------------

Net increase (decrease) in cash and cash
     equivalents during the period                                 (10,057)              45,602              22,114

Effect of foreign exchange rate changes on cash                      4,373               (8,470)              2,645

Cash and cash equivalents at beginning of period                    30,443               97,928                   -
------------------------------------------------------   ------------------- ------------------- -------------------

Cash and cash equivalents at end of period               $         24,759    $        135,060   $          24,759
======================================================   =================== =================== ===================

Supplementary disclosure:
     Cash paid for:
        Interest                                         $              -    $              -   $               -
        Income tax                                                      -                   -                   -
     Non-cash transactions:
        Stock issued to acquire Destiny Software
           Productions Inc., net of cash acquired                       -                   -           (250,119)
        Stock issued for settlement of debt                        68,743                   -             842,979
        Stock issued for services rendered in current
           period                                                       -               4,000              99,990
        Stock issued for services rendered in prior                29,372                   -              29,732
        period
        Stock issuable for services rendered                       15,000                   -              15,000
        Deferred stock-based compensation                         (2,269)              43,466             172,969
        Note receivable for return of profit from
           shareholder from short-swing profit                          -                   -              99,946
        Advertising obtained through barter                        18,000                   -              54,000
        transaction
        Stock issued for cash received in prior
        period on
           private placement                                       10,000                   -              10,000
======================================================   =================== =================== ===================

See accompanying notes to interim consolidated financial statements.

Destiny Media Technologies Inc.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended November 30, 2001 and 2000 Period from August 24, 1998 (inception) to November 30, 2001

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


2.     Continuing operations:

       From inception of the business, the Company has incurred cumulative losses of $3,416,245 and at November 30, 2001 had a working capital deficiency of $740,394. As a result, substantial doubt exists about its ability to continue as a going concern.

       These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities and commitments in the ordinary course of business. Operations to date have been primarily financed by long-term debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. Subsequent to year-end, the Company has entered into an agreement to sell the Clipstream Technology in order to generate additional cash for future operations (see note 6(b)). There can be no assurances that the Company will be successful in generating additional cash for operations. If it is not successful in generating cash for operations, the Company will be required to reduce operations or liquidate assets. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.


3.     Unaudited interim financial information:

       The financial information at November 30, 2001 and for the three month periods ended November 30, 2001 and 2000 is unaudited.

       The accompanying unaudited consolidated financial statements are prepared in accordance with United States generally accepted accounting principles but do not include all information and footnotes required by United States generally accepted accounting principles for annual financial statements. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year or for any other period. These financial statements should be read in conjunction with the summary of accounting policies and the notes to the consolidated financial statements for the fiscal year ended August 31, 2001 included in the Company annual report on Form 10KSB.

Destiny Media Technologies Inc.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended November 30, 2001 and 2000 Period from August 24, 1998 (inception) to November 30, 2001

--------------------------------------------------------------------------------


4.     Share capital:

       During the quarter ended November 30, 2001, the Company issued 1,338,545 common shares.

       (a)    Non-cash consideration:
              Shares issued for non-cash consideration have been valued at their market value at the date the services are provided. (i) During the quarter ended November 30, 2001, 250,000 common shares were issued to a consultant and are held in escrow for future financing services. Management has not recorded any compensation under this contract as no services have been performed to November 30, 2001. The shares are contingently returnable to the Company in the event services are not performed under the contract.
              (ii) During the quarter, the Company issued 624,940 common shares to officers of the Company in settlement of $68,743 of outstanding accounts payable and accrued liabilities of the Company. No gain or loss on settlement of debt resulted from these transactions.
              (iii) During the quarter, the Company issued 363,605 common shares to officers of the Company for services rendered prior to August 31, 2001. Compensation expense of $44,372 related to these services was fully accrued as at August 31, 2001. The Company is obligated to issue a further 125,000 common shares valued at $15,000 to an officer of the Company for services rendered in the quarter ended November 30, 2001 (note 6(a)).
       (b)    Common shares issued for cash:
              During the quarter, 100,000 common shares were issued relating to the proceeds on a private placement received by the Company prior to August 31, 2001.
       (c)    Common shares issued for services:
              During the year ended August 31, 2001, 250,000 common shares were issued from treasury for payment on a consulting contract for future licensing and financing services. Management has not recorded any compensation under this contract as no services have been performed to November 30, 2001. Management believes that 100,000 common shares, which are being held by the contractor, are forfeitable and has requested that the common shares be returned to the Company for non-performance under the contract. The contractor is currently disputing the obligation to return the shares. The remaining 150,000 common shares issued from treasury under this contract are being held by the Company. Management intends to return these shares to treasury in the next quarter.

Destiny Media Technologies Inc.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended November 30, 2001 and 2000 Period from August 24, 1998 (inception) to November 30, 2001

--------------------------------------------------------------------------------


5.     Contingency:

       Destiny Software Productions Inc., a wholly-owned subsidiary of the Company, has commenced legal proceedings against Impatica.com Inc. ("Impatica") for payment of approximately $512,500 in unpaid technology license fees. It is the Company's position that Impatica has repudiated the licensing agreement and that the unpaid license fees totaling $512,500 are a debt owing by Impatica to the Company. The outstanding balance has not been booked as revenue at quarter end. In addition, Impatica has filed a counter claim against Destiny Software alleging breach of contract and seeking return of $162,500 previously paid under this contract. No amounts have been recorded in the financial statements at November 30, 2001 as it is too early to assess a probable outcome.


6.     Subsequent events:

       (a)    Common shares issued:

              On December 3, 2001, 125,000 shares were issued to an officer of the Company for services rendered prior to November 30, 2001. Compensation expense of $15,000 relating to these services was fully accrued as at November 30, 2001.

       (b)    Proposed transaction:

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

              This agreement is contingent upon CTI obtaining at least Cdn. $750,000 in financing. To January 7, 2002, CTI has not raised the required financing.

              Under the terms of the agreement, CTI will have the right to use, sell, license and carry on all business related to Clipstream(TM). The Company has also contracted to supply office support and services and product development support to CTI and royalties will be received from CTI based on specified future revenue targets if the transactions complete.