Form 10QSB
period 2002-02-28
DESTINY MEDIA TECHNOLOGIES INC
filed 2002-04-22
CIK 1099369

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002
                               -----------------

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------

Commission file number: 0-028259

                         DESTINY MEDIA TECHNOLOGIES INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Colorado                                 84-1516745
     --------------------------------               ----------------------
       (State or other jurisdiction                     (IRS Employer
     of incorporation or organization)              Identification Number)


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

Yes     No
    ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 2002. Common Stock, with a par value of $.001, 28,490,903 Shares. In addition, there are 150,000 common shares being held in treasury by the Company.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Please see attached Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

PLAN OF OPERATIONS

During the Fiscal year ending 8/31/02, management plans on concentrating its efforts in the following areas in order to become profitable:

          1. Marketing the "Clipstream" java based audio streaming solution. Development has been completed and the Company has embarked on a marketing and sales program to fully exploit and maximize revenue from this product. A sales group has been assembled for direct sales efforts. This includes both inside and outside sales. License agreements and partnership opportunities will be sought with larger content providers, aggregators and resellers.

          2.   Cutting expenses without affecting revenue growth.

As stated above, We will have to raise additional funds to complete the aforementioned business plan. As yet, no investment banking agreements have been reached. There is no guarantee we will be able to raise the capital necessary to complete the business plan for the period ending 8/31/02.

OPERATING RESULTS:

THREE MONTHS ENDED FEBRUARY 28, 2002

Net loss for the three months ended February 28, 2002 was $162,723 compared to a loss of $411,814 for the same period in 2001. Revenues for the three months decreased by $14,223 over 2001. This reflects a seasonal reduction in business associated with Christmas. In the same quarter in 2001, the company had a single large OEM sale which compensated for this reduction. Expenses for the three months decreased from $588,932 in 2001 to $323,003 in 2002.

Overall expenses decreased for the three months ended February 28, 2002 due to managements cost reduction efforts but increases were incurred in certain expense categories. Advertising and promotion increased $17,792 from $2,141 in 2001 to $19,933 in 2002 as the Company initiated an advertising campaign on the Weather Channel website. Telephone and communication expenses increased from $20,404 in 2001 to $24,161 in 2002. The increase in expense is a result of the Company requiring additional bandwidth and Internet connections to service their customers and the introduction of the Clipstream Audiomail product.

In addition, wages and benefits increased $17,014 from $153,800 in 2001 to $170,814 in 2002 as a result of the Company incurring additional salary costs for employees. Included in wages and benefits are sales' commissions, management salaries and stock based compensation. The stock based compensation expense recognized over the service period relates to the compensation costs resulting from the granting of stock options to employees and directors at a price below the common share market price at the date of grant. This form of non-cash compensation is important to the Company to retain valuable employees effectively reducing operating cash outflow.

SIX MONTHS ENDED FEBRUARY 28, 2002

Net loss for the six months ended February 28, 2002 was $381,870 compared to a loss of $794,663 for the same period in 2001. Revenues for the six months increased by $99,752 over 2001. Expenses for the six months decreased from $1,013,114 in 2001 to $696,855 in 2002.

Overall expenses decreased for the six months ended February 28, 2002 due to managements cost reduction efforts but increases were incurred in certain expense categories. Advertising and promotion increased $33,851 from $4,416 in 2001 to $38,267 in 2002. Telephone and communication expenses increased from $38,268 in 2001 to $48,225 in 2002 as a result of the additional requirements of bandwidth and Internet connections to service their customers.

In addition, wages and benefits increased $12,006 from $342,184 in 2001 to $354,190 in 2002 as a result of the Company incurring additional salary costs for employees.

The Company has been actively reducing expenses during the past year. Professional fees expensed during the period are lower than the expense incurred during the same period last year mainly because the costs of establishing patents and trademarks in domestic and overseas markets incurred in the period have been capitalized as management believes the patents and trademarks obtained have future benefit to the Company because they secure the exclusive right to the Company's products.

Consulting was reduced by $101,762 through efforts to internalize all projects and product development. Rent was reduced $14,177 by the Company reducing office space. Subcontractor expenses were reduced by $22,839 by the Company using in house staff to provide these services or by postponing work until additional funding is available. Travel was reduced by $26,488 by limiting the number of tradeshows and road shows attended by officers and employees of the Company. Depreciation and amortization decreased $52,358 from 2001 to $73,471 in 2002 as all intellectual property and good will have now been fully amortized and the only expense being recorded relates to other assets and equipment.

LIQUIDITY AND FINANCIAL CONDITION

The Company has financed its operations to date primarily through the sale of equity securities and borrowings from shareholders. The Company has been unprofitable from its inception and has incurred losses in each year including a net loss of $162,723 for the quarter ended February 28, 2002. The Company will have to rely on funding from private placements, cash flows and other offerings for future operating and development costs. Revenues to date have provided insufficient funding for the Company's working capital requirements.

From inception, the Company has incurred cumulative losses of $3,578,968 and used cash for operating activities of $1,844,061. As a result, substantial doubt exists about its ability to continue as a going concern. The Company's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

When possible, the Company has issued common stock for the acquisition of assets or services and debt settlement. During the quarter ended February 28, 2002, the Company issued 125,000 common shares for an aggregate total of 1,313,545 for the six-month period ended February 28, 2002. These shares issued were to a former officer of the Company for services rendered during the previous quarter.

The Company is obligated to issue a further 125,000 common shares valued at $15,625 to a former officer of the Company for services rendered in the quarter ended February 28, 2002.

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

Of the shares issued during the previous quarter, 250,000 common shares were issued to a consultant and are held in escrow for future financing services. Management has not recorded any compensation under this contract as no services have been performed to February 28, 2002.

At February 28, 2002, the Company had accounts payable to related parties of $1,312 compared to $ 1,352 at August 31, 2001. In compliance with Statement of Position No. 97-2 "Software Revenue Recognition", the Company has total deferred revenues of $354,600 at February 28, 2002 compared to $242,246 at August 31, 2001. Total cash flows from financing activities for the six months ended February 28, 2002 were $50,000 compared to $244,063 in 2001. Cash flows used in operating activities for the six months ended February 28, 2002 were $37,439 compared to $310,819 in 2001.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Destiny Software Productions Inc, a wholly-owned subsidiary of Destiny Media Technologies, Inc. has commenced legal proceedings against Impatica.com Inc. in the Supreme Court of British Columbia, Canada for payment of approximately US$512,500 in unpaid technology licensing fees. During November, 2000 Destiny agreed to license its Clipstream(TM) and Videoclipstream(TM) technology to Impatica in return for a US$675,000 license fee. The agreement called for payment of that fee in three installments against delivery of the technology in three phases. The technology was delivered and Destiny received the first two payments totalling US$162,500, but Impatica has defaulted in paying the last US$62,500 in cash and delivering the 200,000 Impatica shares which were to make up the balance of the purchase price. It is Destiny's position that Impatica has repudiated the licensing agreement and that the unpaid license fees totaling US$512,500 are a debt owing by Impatica to Destiny. The outstanding balance has not been booked as revenue. The Writ of Summons was filed in the BC Supreme Court on June 6, 2001. The S.C.B.C. Registry No. is S013166.

On April 4, 2002, subsequent to quarter end, a company, owned and operated by a former employee, filed a claim against Destiny Media Technologies Inc., for breach of an employment contract. The Company's policy is to provide for costs related to contingencies when a loss is probable and the amount reasonably determinable. It is the opinion of management, based in part on advice of legal counsel, that the ultimate resolution of this contingency will not have a material adverse affect on the financial condition of the Company and will be settled within the year. The Writ of Summons was filed in the BC Supreme Court on April 4, 2002. The S.C.B.C Registry No. is S021906.

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          On December 3, 2001, the Company issued 125,000 common shares to David Lawrence for services rendered in the amount of $15,000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable

ITEM 5.   OTHER INFORMATION

          Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Not Applicable


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DESTINY MEDIA TECHNOLOGIES INC.
                                       -------------------------------
                                       (Registrant)


Dated: April 19, 2002                  /s/ Steve Vestergaard
       --------------                  ---------------------
                                       Steve Vestergaard
                                       Chief Executive Officer

          Interim Consolidated Financial Statements
          (Expressed in United States dollars)



          DESTINY MEDIA TECHNOLOGIES INC.
          (A Development Stage Company)



          Six months ended February 28, 2002 and 2001
          Period from August 24, 1998 (inception) to February 28, 2002

          (Unaudited)

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Interim Consolidated Balance Sheets
(Expressed in United States dollars)

                                                                February 28,     August 31,
                                                                       2002           2001
                                                                -----------    -----------
                                                                (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                     $    22,838    $    30,443
  Short-term investments                                              6,924          7,022
  Accounts and other receivables, net of allowance
    for doubtful accounts of $673 (August 31, 2001 - $683)           64,854         62,981
  Prepaid expenses                                                   12,022         11,946
                                                                -----------    -----------
  Total current assets                                              106,638        112,392

Other assets, net of accumulated amortization
    of $11,315 (August 31, 2001 - $5,959)                            32,279         29,862

Notes receivable                                                     99,946         99,946

Equipment:
  Furniture and fixtures                                             51,651         53,256
  Computer hardware                                                 102,320        102,397
  Computer software                                                  13,232         12,696
  Leasehold improvements                                              5,597          5,771
                                                                -----------    -----------
                                                                    172,800        174,120
  Accumulated depreciation and amortization                         (90,013)       (79,626)
                                                                -----------    -----------
  Net property and equipment                                         82,787         94,494

Intellectual property, net of accumulated
   amortization of $156,892 (August 31, 2001 - $137,293)                 --         19,599

Goodwill, net of accumulated amortization
    of $275,258 (August 31, 2001 - $240,850)                             --         34,408
                                                                -----------    -----------
Total assets                                                    $   321,650    $   390,701
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued liabilities                      $   404,382    $   388,277
  Related party payable                                               1,312          1,352
  Demand loan                                                       150,000        100,000
  Deferred revenue                                                  269,120        156,657
  Current portion of long-term debt                                 158,109        163,023
                                                                -----------    -----------
  Total current liabilities                                         982,923        809,309

Long-term debt                                                       21,647         22,320

Deferred revenue                                                     85,480         85,589

Stockholders' deficiency:
  Common stock, par value $0.001
     Authorized:  100,000,000 shares
     Issued and outstanding:  28,490,903 shares
        (August 31, 2001 - 27,177,358 shares), net of 150,000
        (August 31, 2001 - nil) treasury shares                      28,141         26,928
  Common stock issuable                                              15,625         54,372
  Additional paid-in capital                                      2,798,126      2,648,018
  Deferred stock compensation                                       (27,765)       (44,931)
  Deficit accumulated during the development stage               (3,578,968)    (3,197,098)
  Accumulated other comprehensive loss                               (3,559)       (13,806)
                                                                -----------    -----------
  Total stockholders' deficiency                                   (768,400)      (526,517)
                                                                -----------    -----------
Total liabilities and stockholders' deficiency                  $   321,650    $   390,701
                                                                ===========    ===========

Commitment (note 5)
Contingencies (note 6)
Subsequent event (note 7)

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Interim Consolidated Statements of Operations
(Unaudited)
(Expressed in United States dollars)


                                                                                                            Period from
                                                                                  Three           Three      August 24,
                                             Six months      Six months          months          months            1998
                                                  ended           ended           ended           ended  (inception) to
                                           February 28,    February 28,    February 28,    February 28,    February 28,
                                                   2002            2001            2002            2001            2002
                                           ------------    ------------    ------------    ------------    ------------
Sales                                      $    310,861    $    211,109    $    157,768    $    171,991    $    742,058

Operating expenses:
        Advertising and promotion                38,267           4,416          19,933           2,141         234,569
        Bad debt expense                          2,486           7,527             (11)          3,197          37,497
        Bank charges and interest                 1,757           2,689           1,126           2,048           9,601
        Business development                         --          29,300              --          29,300          29,300
        Consulting                               83,935         185,697          42,626         167,694         465,042
        Depreciation and amortization            73,471         125,829          10,249          62,807         527,412
        Filings and listings                        458           8,192            (581)          4,867          31,583
        Financing                                    --           5,873              --           1,378          10,182
        Foreign exchange                          3,641          (7,321)          4,667           2,933          (1,754)
        In-process research and
           development                               --              --              --              --          33,846
        Management fees                              --              --              --              --           6,071
        Marketing                                    --           9,962              --           8,113         194,168
        Meals and entertainment                   1,031           5,043             471           3,184          15,026
        Office and miscellaneous                  9,141           5,269           7,529           1,900          56,143
        Professional fees                        26,121         105,441          15,987          50,010         309,222
        Shareholder relations and
           transfer agent                         5,011          29,864           1,059          15,631         175,303
        Rent                                     34,695          48,872          17,168          19,481         189,441
        Research and development                     --              --              --              --           8,995
        Repairs and maintenance                     209           2,351             168             707           7,426
        Subcontracts                              3,259          26,098           2,285          15,827         111,919
        Trademark                                    --             114              --             114           5,864
        Telephone and telecommunications         48,225          38,268          24,161          20,404         167,128
        Travel                                   10,958          37,446           5,352          23,396         122,087
        Wages and benefits                      354,190         342,184         170,814         153,800       1,580,354
                                           ------------    ------------    ------------    ------------    ------------
                                                696,855       1,013,114         323,003         588,932       4,326,425
                                           ------------    ------------    ------------    ------------    ------------
Loss from operations                           (385,994)       (802,005)       (165,235)       (416,941)     (3,584,367)

Interest income and other income                  4,124           7,342           2,512           5,127          34,148
                                           ------------    ------------    ------------    ------------    ------------
Loss for the period, before
  extraordinary item                           (381,870)       (794,663)       (162,723)       (411,814)     (3,550,219)

Loss on debt settlement                              --              --              --              --         (28,749)
                                           ------------    ------------    ------------    ------------    ------------
Loss for the period                        $   (381,870)   $   (794,663)   $   (162,723)   $   (411,814)   $ (3,578,968)
                                           ============    ============    ============    ============    ============

Loss per common share, basic and
  diluted, before extraordinary item       $      (0.01)   $      (0.03)   $      (0.01)   $      (0.02)   $      (0.17)
                                           ============    ============    ============    ============    ============

Loss per common share, basic and
     diluted                               $      (0.01)   $      (0.03)   $      (0.01)   $      (0.02)   $      (0.17)
                                           ============    ============    ============    ============    ============

Weighted average common shares
     outstanding, basic and diluted          27,963,425      23,840,503      28,136,782      24,787,622      20,516,542
                                           ============    ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

Destiny Media Technologies Inc.
(A Development Stage Company)

Interim Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Loss
(Expressed in United States dollars)

                                                          Common stock           Additional     Shares       Deferred
                                                   -------------------------        paid-in   issuable          stock
                                                       Shares         Amount        capital     amount   compensation
                                                   ----------    -----------    -----------   --------   ------------
Balance, August 24, 1998                                   --    $        --    $        --    $    --      $      --

      Loss for the period                                  --             --             --         --             --

        Comprehensive loss
      Common stock issued for cash                 17,850,000         17,850         41,650         --             --
                                                   ----------    -----------    -----------    -------      ---------
Balance, August 31, 1999                           17,850,000         17,850         41,650         --             --

      Loss for the period                                  --             --             --         --             --
      Cumulative translation adjustment                    --             --             --         --             --

        Comprehensive loss

      Common stock issued for cash
        on private placement                        1,000,000          1,000        999,000         --             --
      Common stock issued for cash                    247,485            247         79,752         --             --
      Common stock issued on acquisition            1,800,000          1,800         (1,200)        --             --
      Common stock issued
        for retirement of debt                      1,490,724          1,491        592,745         --             --
      Common stock issued
        for services rendered                         112,791            113         54,577         --             --
      Deferred stock compensation                          --             --        108,896         --       (108,896)
      Amortization of deferred stock                       --             --             --         --         21,346
        compensation
      Return of profit from shareholder
        from short-swing profit                            --             --        111,133         --             --
                                                   ----------    -----------    -----------    -------      ---------
Balance, August 31, 2000                           22,501,000         22,501      1,986,553         --        (87,550)

      Loss for the period                                  --             --             --         --             --
      Cumulative translation adjustment                                                             --
        Comprehensive loss                                                                          --

      Common stock issued for cash on
        private placements                          3,571,200          3,571        370,679     10,000             --
      Common stock issued for services rendered       180,158            181         45,119         --             --
      Common stock issued for debt
        settlement                                    675,000            675        179,325         --             --
      Common stock issued for
        services to be rendered                       250,000             --             --         --             --
      Common stock issuable                                --             --             --     44,372             --
      Deferred stock compensation                          --             --         29,631         --        (29,631)
      Amortization of deferred stock
        compensation                                       --             --             --         --         72,250
      Options issued to non-employees for
        services                                           --             --         36,711         --             --
                                                   ----------    -----------    -----------    -------      ---------
Balance, August 31, 2001, carried forward          27,177,358    $    26,928    $ 2,648,018    $54,372      $ (44,931)


                                                      Deficit
                                                  accumulated                        Total
                                                       during    Cumulative  stockholders'
                                                  development   translation         equity
                                                        stage    adjustment   (deficiency)
                                                  -----------   -----------  -------------
Balance, August 24, 1998                                   --      $     --    $        --

      Loss for the period                             (59,500)           --        (59,500)
                                                                               -----------
        Comprehensive loss                                                         (59,500)
      Common stock issued for cash                         --            --         59,500
                                                   ----------      --------    -----------
Balance, August 31, 1999                              (59,500)           --             --

      Loss for the period                          (1,580,729)           --     (1,580,729)
      Cumulative translation adjustment                    --        (8,272)        (8,272)
                                                                                ----------
        Comprehensive loss                                                      (1,589,001)

      Common stock issued for cash
        on private placement                               --            --      1,000,000
      Common stock issued for cash                         --            --         79,999
      Common stock issued on acquisition                   --            --            600
      Common stock issued
        for retirement of debt                             --            --        594,236
      Common stock issued
        for services rendered                              --            --         54,690
      Deferred stock compensation                          --            --             --
      Amortization of deferred stock
        compensation                                       --            --         21,346
      Return of profit from shareholder
        from short-swing profit                            --            --        111,133
                                                   ----------      --------    -----------
Balance, August 31, 2000                           (1,640,229)       (8,272)       273,003

      Loss for the period                          (1,556,869)           --     (1,556,869)
      Cumulative translation adjustment                              (5,534)        (5,534)
                                                                               -----------
        Comprehensive loss                                                      (1,562,403)

      Common stock issued for cash on
        private placements                                 --            --        384,250
      Common stock issued for services rendered            --            --         45,300
      Common stock issued for debt
        settlement                                         --            --        180,000
      Common stock issued for
        services to be rendered                            --            --             --
      Common stock issuable                                --            --         44,372
      Deferred stock compensation                          --            --             --
      Amortization of deferred stock
        compensation                                       --            --         72,250
      Options issued to non-employees for
        services                                           --            --         36,711
                                                   ----------      --------    -----------
Balance, August 31, 2001, carried forward          (3,197,098)     $(13,806)   $  (526,517)

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Interim Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Loss (Continued)
(Expressed in United States dollars)

                                                        Common stock        Additional      Shares       Deferred
                                                   ---------------------       paid-in    issuable          stock
                                                       Shares     Amount       capital      amount   compensation
                                                   ----------    -------   -----------    --------   ------------
Balance, August 31, 2001, brought forward          27,177,358    $26,928   $ 2,648,018    $ 54,372       $(44,931)

      Loss for the period                                  --         --            --          --             --
      Cumulative translation adjustment                    --         --            --          --             --

        Comprehensive loss                                 --         --            --          --             --

      Common stock issued and issuable for
         services rendered in current and prior
         quarter (note 4)                             488,605        488        58,884     (28,747)            --
      Common stock issued for debt                    624,940        625        68,118          --             --
      Common stock issued for services
         to be rendered                               250,000         --            --          --             --
      Common stock issued for cash on
         private placement (note 4)                   100,000        100        19,900     (10,000)            --
      Cancellation of stock options                        --         --        (2,269)         --          2,269
      Amortization of deferred stock
         compensation                                      --         --            --          --         14,897
      Options issued to non-employees for
         services                                          --         --         5,475          --             --
      Common stock held by the Company
         (note 4(c))                                 (150,000)        --            --          --             --
                                                   ----------    -------   -----------    --------       --------
Balance, February 28, 2002 (unaudited)             28,490,903    $28,141   $ 2,798,126    $ 15,625       $(27,765)
                                                   ==========    =======   ===========    ========       ========



                                                      Deficit
                                                  accumulated                             Total
                                                       during      Cumulative     stockholders'
                                                  development     translation            equity
                                                        stage      adjustment      (deficiency)
                                                  -----------     -----------     -------------
Balance, August 31, 2001, brought forward         $(3,197,098)       $(13,806)        $(526,517)

      Loss for the period                            (381,870)             --          (381,870)
      Cumulative translation adjustment                    --          10,247            10,247
                                                                                      ---------
        Comprehensive loss                                 --              --          (371,623)

      Common stock issued and issuable for
         services rendered in current and prior
         quarter (note 4)                                  --              --            30,625
      Common stock issued for debt                         --              --            68,743
      Common stock issued for services
         to be rendered                                    --              --                --
      Common stock issued for cash on
         private placement (note 4)                        --              --            10,000
      Cancellation of stock options                        --              --                --
      Amortization of deferred stock
         compensation                                      --              --            14,897
      Options issued to non-employees for
         services                                          --              --             5,475
      Common stock held by the Company
         (note 4(c))                                       --              --                --
                                                  -----------        --------         ---------
Balance, February 28, 2002 (unaudited)            $(3,578,968)       $ (3,559)        $(768,400)
                                                  ===========        ========         =========


See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Interim Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

                                                                                                                        Period from
                                                                                              Three          Three       August 24,
                                                           Six months     Six months         months         months             1998
                                                                ended          ended          ended          ended   (inception) to
                                                         February 28,   February 28,   February 28,   February 28,     February 28,
                                                                 2002           2001           2002           2001             2002
                                                         ------------   ------------   ------------   ------------   --------------
Cash flows from operating activities:
      Loss for the period                                   $(381,870)     $(794,663)     $(162,723)     $(411,814)     $(3,578,968)
      Items not involving cash:
         Depreciation and amortization                         73,471        125,829         10,249         62,807          527,412
         Write-off of in-process research
             and development                                       --             --             --             --           33,846
         Shares issued or issuable for
            services rendered                                  30,625        159,300         15,625        155,300          174,987
         Loss on debt settlement                                   --             --             --             --           28,749
         Stock-based compensation -
             employees                                         14,897        123,570          7,146         83,971           98,395
         Stock-based compensation -
             non-employees                                      5,475             --          4,206             --           52,284
         Interest accrued on term deposit                          --           (176)            --           (176)            (304)
         Interest accrued on note receivable                    2,466         (3,835)           935         (3,835)          13,653
      Changes in non-cash working capital:
         Accounts receivable                                   (6,095)        62,854         10,510          3,736          (72,491)
         Prepaid expenses                                        (436)       (48,919)           200        (57,873)          (5,274)
         Accounts payable and accrued
             liabilities                                      104,374         46,332         77,796         27,418          521,749
         Deferred revenue                                     119,654         18,889          1,525         18,889          361,901
                                                            ---------      ---------      ---------      ---------      -----------
      Net cash used in operating activities                   (37,439)      (310,819)       (34,531)      (121,577)      (1,844,061)

Cash flows from investing activities:
      Cash acquired on acquisition                                 --             --             --             --          250,719
      Purchase of equipment                                    (4,022)        (9,870)        (1,542)        (5,699)         (93,766)
      Refund on return of equipment                                --         14,065             --          2,798           11,280
      Purchase of other assets                                (10,026)        (8,784)        (5,357)        (3,058)         (63,416)
      Investment in short-term investments                         --             --             --             --          (29,770)
      Proceeds on disposal of mineral
         properties and marketable
         securities to related party                               --             --             --             --           40,200
      Long-term loan receivable from
         related party                                             --             --             --             --         (594,236)
                                                            ---------      ---------      ---------      ---------      -----------
      Net cash used in investing activities                   (14,048)        (4,589)        (6,899)        (5,959)        (478,989)

Cash flows from financing activities:
      Net proceeds from issuance of debt                           --             --             --             --          695,621
      Related party payable                                        --         32,863             --          8,225               --
      Net proceeds from issuances of common
         stock and subscriptions                                   --        211,200             --          2,700        1,533,749
      Net proceeds from demand loan                            50,000             --         50,000             --          150,000
                                                            ---------      ---------      ---------      ---------      -----------
      Net cash provided by financing activities                50,000        244,063         50,000         10,925        2,379,370
                                                            ---------      ---------      ---------      ---------      -----------

Net increase (decrease) in cash and cash
     equivalents during the period                             (1,487)       (71,345)         8,570       (116,611)          56,320

Effect of foreign exchange rate changes on
     cash                                                      (6,118)        (5,422)       (10,491)         2,712          (33,482)

Cash and cash equivalents, beginning of
     period                                                    30,443         97,928         24,759        135,060               --
                                                            ---------      ---------      ---------      ---------      -----------
Cash and cash equivalents, end of period                    $  22,838      $  21,161      $  22,838      $  21,161      $    22,838
                                                            =========      =========      =========      =========      ===========

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Interim Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(Expressed in United States dollars)

                                                                                                           Period from
                                                                                 Three          Three       August 24,
                                              Six months     Six months         months         months             1998
                                                   ended          ended          ended          ended   (inception) to
                                            February 28,   February 28,   February 28,   February 28,     February 28,
                                                    2002           2001           2002           2001             2002
                                            ------------   ------------   ------------   ------------   --------------
Supplementary disclosure:
  Cash paid for:
     Interest                                  $     --       $     --        $    --       $     --        $      --
     Income tax                                      --             --             --             --               --
  Non-cash transactions:
     Stock issued to acquire Destiny
         Software Productions Inc., net
         of cash acquired                            --             --             --             --         (250,119)
     Stock issued for settlement of debt         68,743             --             --             --          842,979
     Stock issued or issuable for
         services rendered                       30,625        159,300         30,625        155,300          174,987
     Deferred stock-based compensation           (2,269)       123,570             --         83,971          172,969
     Note receivable for return of
         profit from shareholder from
         short-swing profit                          --          3,835             --          3,835           99,946
     Advertising obtained through
         barter transaction                      36,000             --         18,000             --           72,000
     Stock issued for cash received in
         prior period on private placement       10,000             --             --             --           10,000
                                                =======       ========        =======       ========         ========

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six months ended February 28, 2002 and 2001
Period from August 24, 1998 (inception) to February 28, 2002
--------------------------------------------------------------------------------

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

2.   CONTINUING OPERATIONS:

     From inception of the business, the Company has incurred cumulative losses of $3,578,968 and at February 28, 2002 had a working capital deficiency of $876,285. As a result, substantial doubt exists about its ability to continue as a going concern.

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

3.   UNAUDITED INTERIM FINANCIAL INFORMATION:

     The financial information at February 28, 2002 and for the three and six month periods ended February 28, 2002 and 2001 is unaudited.

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

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six months ended February 28, 2002 and 2001
Period from August 24, 1998 (inception) to February 28, 2002
--------------------------------------------------------------------------------

4.   SHARE CAPITAL:

     During the period ended February 28, 2002, the Company issued 1,463,545 common shares, of which 150,000 common shares are being held in treasury by the Company.

     (a)  Non-cash consideration:

          Shares issued for non-cash consideration have been valued at their market value at the date the services are provided.

          (i) During the six-month period ended February 28, 2002, 250,000 common shares were issued to a consultant and are held in escrow for future financing services. Management has not recorded any compensation under this contract as no services have been performed to February 28, 2002. The shares are contingently returnable to the Company in the event the services are not performed under the contract.

          (ii) During the six-month period, the Company issued 624,940 common shares to officers of the Company in settlement of $68,743 of outstanding accounts payable and accrued liabilities of the Company. No gain or loss on settlement of debt resulted from these debt settlement transactions.

          (iii) During the six-month period, the Company issued 363,605 common shares to officers of the Company for services rendered prior to August 31, 2001. Compensation expense of $44,372 related to these services was fully accrued as at August 31, 2001. The Company further issued 125,000 common shares valued at $15,000 for services rendered during the period for aggregate total of 488,605 common shares issued as at February 28, 2002. The Company is obligated to issue a further 125,000 common shares valued at $15,625 to a former officer of the Company for services rendered in the period ended February 28, 2002 and are shown as shares issuable at February 28, 2002.

     (b)  Common shares issued for cash:

          During the six-month period, 100,000 common shares were issued relating to the proceeds on a private placement received by the Company prior to August 31, 2001.

     (c)  Common shares issued for services:

          During the year ended August 31, 2001, 250,000 common shares were issued from treasury for payment on a consulting contract for future licensing and financing services. Management has not recorded any compensation under this contract as no services have been performed to February 28, 2002. Management believes that 100,000 common shares, which are being held by the contractor, are forfeitable and has requested that the common shares be returned to the Company for nonperformance under the contract. The contractor is disputing the obligation to return the shares. The remaining 150,000 common shares issued from treasury under this contract are being held by the Company. Management intends to return these shares to treasury in the next quarter.

DESTINY MEDIA TECHNOLOGIES INC.
(A Development Stage Company)

Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six months ended February 28, 2002 and 2001
Period from August 24, 1998 (inception) to February 28, 2002
--------------------------------------------------------------------------------

5.   COMMITMENT:

     On September 13, 2001, the Company entered into an agreement with Clipstream Technologies Inc. ("CTI"), a related company, whereby CTI would acquire Clipstream(TM) technologies, trademarks, patents, permits and licenses from the Company in exchange for 22,800,000 shares of CTI giving the Company majority interest shareholdings of CTI. Under the terms of the agreement, CTI would have had the right to pledge as security the Clipstream(TM) technology. The agreement was contingent upon CTI obtaining at least Cdn. $750,000 in financing.

     On January 28, 2002, the Company cancelled the agreement with CTI as the required financing thresholds were not achieved.


6.   CONTINGENCIES:

     (a) Destiny Software Productions Inc., a wholly-owned subsidiary of the Company, has commenced legal proceedings against Impatica.com Inc. ("Impatica") for payment of approximately $512,500 in unpaid technology license fees. It is the Company's position that Impatica has repudiated the licensing agreement and that the unpaid license fees totaling $512,500 are a debt owing by Impatica to the Company. The outstanding balance has not been booked as revenue at quarter end. In addition, Impatica has filed a counter claim against Destiny Software alleging breach of contract and seeking return of $162,500 previously paid under this contract. No amounts have been recorded in the financial statements at February 28, 2002 as it is too early to assess a probable outcome.

     (b) On April 4, 2002, a company owned and operated by a former employee, filed a claim against Destiny Media Technologies Inc., for breach of an employment contract. No amounts have been recorded in the financial statements at February 28, 2002 as it is too early to assess a probable outcome. Any adjustments to the amounts recognized will be recorded when determinable.


7.   SUBSEQUENT EVENT:

     On April 12, 2002, the Company was advanced $50,000 in the form of an unsecured and non-interest bearing demand note from an unrelated party.