Form 10QSB
period 2002-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2002-07-15
CIK 1099369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark  One)
            (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  May  31,  2002

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  ________  to  _______

Commission  file  number:  0-028259

                         DESTINY MEDIA TECHNOLOGIES INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

COLORADO                                             84-1516745
--------------------------------                     ----------
(State  or other jurisdiction of                    (IRS Employer Identification
incorporation or organization)                      No.)


                 555 West Hastings Street, Suite 950, Vancouver,
                         British Columbia Canada V6B 4N4
                         -------------------------------
                    (Address of Principal Executive Offices)

      Registrant's telephone number, including area code:   (604) 609-7736

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to the above filing requirements for the past 90 days.

Yes  X  No  __
    --

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,490,903 Shares of $0.001 par value common stock outstanding as of May 31, 2002

Transitional  small  business  disclosure  format  (check  one):

Yes  __  No  X
             -

PART  I  -  FINANCIAL  INFORMATION

Item  1.     FINANCIAL  STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended May 31, 2002 are not necessarily indicative of the results that can be expected for the year ending August 31, 2002.


Item  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion should be read in conjunction with the accompanying Financial Statements and Notes thereto included within this report. In addition to historical information, this Form 10-QSB and the following discussion contain forward-looking statements that reflect our plans, estimates, intentions, expectations and beliefs. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including but not limited to the risks of increased competition in the Company's industry and other risks detailed in the Company's Securities and Exchange Commission filings. Accordingly, actual results may differ, possibly materially from the forward-looking statements contained herein.

OVERVIEW

Destiny Media Technologies Inc. was incorporated in August 1998 under the name of Euro Industries Ltd. and was initially involved in the mining industry. In July of 1999, a new management team acquired Euro Industries Ltd. In October of 1999, the Company changed its name to Destiny Media Technologies and acquired Destiny Software Productions Inc., a software company specializing in streaming media and digital media distribution technologies.

Destiny Media Technologies Inc. is a developer of easy-to-use software tools for distributing digital media through the Internet. The Company's suite of streaming and downloadable products includes: Clipstream, a java-based tool which enables web pages, e-mail and banners to stream audio or video without the use of a player; MPE, a complete, secure media distribution system that provides e-commerce and digital rights management directly from within an MP3-compatible multimedia file; and the RadioDestiny Broadcaster and Destiny Media Player, which allows a user to webcast live or scripted internet radio from a computer to anyone on the internet.

PLAN  OF  OPERATIONS

During the fiscal year ending August 31, 2002, management plans on concentrating its efforts in the following areas in order to become profitable:

1. Marketing the "Clipstream" java-based audio streaming solution. Development has been completed and the Company has embarked on a marketing and sales program to fully exploit and maximize revenue from this product. A sales group has been assembled for direct sales efforts. This includes both inside and outside sales. License agreements and partnership opportunities will be sought with larger content providers, aggregators and resellers.

2.     Cutting  expenses  without  affecting  revenue  growth.

The Company will have to raise additional funds to complete the aforementioned business plan due to the Company's significant working capital deficit. The Company's goal is to obtain these funds through an optimal mix of internal and external financing opportunities including cash flows from operations, strategic partnerships and beneficial investment banking arrangements. To date, no investment banking agreements or other financing agreements have been entered into. There is no guarantee that the Company will be able to raise the capital necessary to complete its business plan.


OPERATING  RESULTS

Three  Months  Ended  May  31,  2002

Revenues for the three months ended May 31, 2002 increased $160,745 or 359% over the same three-month period in 2001. The increase in revenues is due to the assembly of a new sales group and a company wide shift in efforts to market and sell the currently available products. These increased sales and marketing efforts have resulted in increased sales of our Clipstream java-based audio and video streaming products.

Total expenses for the three months decreased from $491,438 in 2001 to $309,213 in 2002. Consequently, net loss for the three months was reduced from $446,296 in 2001 to $103,746 in 2002 for an aggregate decrease of $342,550 or 77%.

General and administrative expenses for the quarter increased $8,968 from $101,514 in 2001 to $110,482 in 2002 primarily as a result of higher professional fees. Sales and marketing expenses were reduced from $162,794 in 2001 to $125,079 in 2002 as a result of lower travel and entertainment costs. Research and development costs for the quarter were reduced from $162,667 in 2001 to

$63,231 in 2002 representing a shift in the Company's efforts from developing to marketing and selling its Clipstream java-based audio and video streaming product. Research and development costs were significantly lower when compared to 2001 given the concentrated efforts and costs incurred during 2001 for developing and producing market accepted products. Depreciation and amortization for the quarter was $10,421 in 2002 compared to $64,043 in 2001 amounting to a decrease of $53,622. The decrease in depreciation and amortization is due to the lower average net book value of property and equipment outstanding in the quarter ended May 31, 2002, as a result of limited additions of property and equipment in the current period.

Interest and other income decreased $2,775 from $2,917 in 2001 to $142 in 2002. Interest expense for the quarter increased from $420 in 2001 to $1,060 in 2002.

Nine  Months  Ended  May  31,  2002

Revenues for the nine months ended May 31, 2002 increased $260,497 or 102% over the same nine-month period in 2001. The increase in revenues is due to the assembly of a new sales group and a company wide shift in efforts to market and sell the currently available products. These increased sales and marketing efforts have resulted in increased sales of our Clipstream java-based audio and video streaming products.

Total expenses for the nine months decreased from $1,501,443 in 2001 to $1,004,311 in 2002. Consequently, net loss for the nine months was reduced from $1,245,612 in 2001 to $487,983 in 2002 for an aggregate decrease of $757,629 or
61%  due  to  managements'  cost  reduction  efforts  and  increased  sales.

General and administrative expenses decreased $46,158 from $341,620 in 2001 to $295,462 in 2002 as a result of managements' efforts to cut costs. Sales and marketing expenses were reduced from $472,735 in 2001 to $423,818 in 2002. Research and development costs were reduced from $497,216 in 2001 to $201,139 in 2002 representing a shift in the Company's efforts from developing to marketing and selling its Clipstream java-based audio and video streaming product. Research and development costs were significantly lower when compared to 2001 given the concentrated efforts and costs incurred during 2001 for developing and producing market accepted products. Depreciation and amortization for the nine-month period was $83,892 compared to $189,872 in 2001 amounting to a decrease of $105,980. The decrease in depreciation and amortization is due to the lower average net book value of property and equipment as a result of limited additions of property and equipment in the current period.

Interest and other income decreased $5,993 from $10,259 in 2001 to $4,266 in 2002. Interest expense decreased from $3,109 in 2001 to $2,817 in 2002.

LIQUIDITY  AND  FINANCIAL  CONDITION

The Company has financed its operations to date primarily through the sale of equity securities and borrowings from shareholders. The Company has been unprofitable from its inception and has incurred losses in each year including a net loss of $104,664 for the quarter ended May 31, 2002. The Company will have to rely on funding from private placements, cash flows and other offerings for future operating costs. Revenues to date have provided insufficient funding for the Company's working capital requirements.

The Company has a Shareholders' deficiency of $917,709 as at May 31, 2002 compared to a Shareholders' deficiency of $526,517 as at August 31, 2001. As at May 31, 2002 the Company had a working capital deficiency of $1,020,138 versus a working capital deficiency of $696,917 for the year ended August 31, 2001. The increase in the working capital deficiency is directly attributable to increases in accounts payable and accrued liabilities, increases in outstanding demand loans and increases in the current portion of deferred revenues. The Company is currently considering all options available to extinguish $155,118 of the accounts payable and accrued liabilities that have arisen due to the cancellation of various agreements. As a result, substantial doubt exists about its ability to continue as a going concern. The Company's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful. If it is not, the Company will be required to reduce operations or liquidate assets. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

When possible, the Company has issued common stock for the acquisition of assets or services and debt settlement.

During the quarter ended May 31, 2002, there were no new issuances of common shares. However, the Company cancelled 150,000 common shares held in treasury, leaving a net aggregate increase of 1,313,545 common shares for the nine-month period ended May 31, 2002.

During the quarter ended February 28, 2002, the Company issued 125,000 common shares. These shares issued were to a former officer of the Company for services rendered during the previous quarter.

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

At May 31, 2002, the Company had accounts payable to related parties of $1,370 compared to $ 1,352 at August 31, 2001. In compliance with Statement of Position No. 97-2 "Software Revenue Recognition", the Company has total deferred revenues of $326,122 at May 31, 2002 compared to $242,246 at August 31, 2001. Deferred revenues reflect cash received in advance of meeting the revenue recognition criteria as described in the notes to the financial statements. Total cash flows from financing activities for the nine months ended May 31, 2002 were $160,000 compared to $340,504 in 2001. Cash flows used in operating activities for the nine months ended May 31, 2002 were $120,640 compared to $396,550 in 2001.

CRITICAL  ACCOUNTING  POLICIES

The company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States, and makes estimates and assumptions that affect its reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingent liabilities. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable in the circumstances. Actual results may differ from these estimates.

The following critical accounting policies affect the Company's more significant estimates and assumptions used in preparing its consolidated financial statements.

- The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. There can be no assurances that the Company will be successful in generating additional cash for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

- The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collection is reasonably assured, and there are no substantive performance obligations remaining. The Company's revenue recognition policies are in conformity with AICPA's Statement of Position No. 97-2, "Software Revenue Recognition", as amended ("SOP 97-2).

The Company generates revenue from software arrangements involving multiple element sales arrangements. Revenue is allocated to each element of the arrangement based on the relative fair value of the elements and is recognized as each element is delivered and the Company has no significant remaining performance obligations. If evidence of fair value for each element does not exist, all revenue from the arrangement is recognized over the term of the arrangement. To-date, evidence of fair value for each element has not been available on sales arrangements.

                           PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings

Destiny Software Productions Inc, a wholly-owned subsidiary of Destiny Media Technologies, Inc. has commenced legal proceedings against Impatica.com Inc. in the Supreme Court of British Columbia, Canada for payment of approximately US$512,500 in unpaid technology licensing fees. During November, 2000 Destiny agreed to license its Clipstream(TM) and Videoclipstream(TM) technology to Impatica in return for a US$675,000 license fee. The agreement called for payment of that fee in three installments against delivery of the technology in three phases. The technology was delivered and Destiny received the first two payments totaling US$162,500, but Impatica has defaulted in paying the last US$62,500 in cash and delivering the 200,000 Impatica shares which were to make up the balance of the purchase price. It is Destiny's position that Impatica has repudiated the licensing agreement and that the unpaid license fees totaling US$512,500 are a debt owing by Impatica to Destiny. The outstanding balance has not been booked as revenue. The Writ of Summons was filed in the BC Supreme
Court  on  June  6,  2001.  The  S.C.B.C.  Registry  No.  is  S013166.

On April 4, 2002, Sanderson Business Resources Ltd., a private company owned and operated by a former employee, filed a claim against Destiny Media Technologies Inc. in the British Columbia Supreme Court, for breach of a consulting contract. The plaintiff is seeking judgment for the sum of CDN $23,701.62 for outstanding invoices, the judgment for the sum of $300,000 being purported to be payable in connection with an equity placement, the issuance of 120,000 fully vested stock options exercisable at the price of USD $0.25. The Company has filed a statement of defense denying any liability to the plaintiff on the basis that the plaintiff was in breach of the contract and no private placement financing was completed that would entitle the plaintiff to a fee under the agreement.
The Company's policy is to provide for costs related to contingencies when a loss is probable and the amount reasonably determinable. It is the opinion of management, based in part on advice of legal counsel, that the ultimate resolution of this contingency will not have a material adverse affect on the financial condition of the Company.

On April 22, 2002, David Lawrence, a former officer of the Company, filed a claim against Destiny Media Technologies Inc. in the British Columbia Supreme Court, claiming breach of an employment contract as a result of alleged wrongful dismissal. The plaintiff is seeking damages for wrongful dismissal and alleged negligent misrepresentation, CDN $61,269.19 for unpaid salary and expenses and USD $16,299.83 for expenses. The Company has filed a statement of defense denying any liability to Mr. Lawrence on the basis that the employment agreement was terminated for cause. No amounts have been recorded in the financial statements at May 31, 2002 as it is too early to assess a probable outcome. Any Adjustments to the amounts recognized will be recorded when determinable. It is the opinion of management, based in part on advice of legal counsel, the ultimate resolution of this contingency will not have a material adverse affect on the financial condition of the Company.

Item  2.     Changes  in  Securities  and  Use  of  Proceeds

The Company did not complete the sale of any registered securities during the quarter ended May 31, 2002.

Item  3.     Default  Upon  Senior  Securities

None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Securities  Holders

No matters were submitted to a vote of securities holders during the quarter ended May 31, 2002.

Item  5.     Other  Information

None.

Item  6.      Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits.

None.

(b)     Reports  on  Form  8-K.

No current reports on Form 8-K were filed during the quarter ended May 31, 2002.

                   Interim  Consolidated  Financial  Statements
                   (Expressed  in  United  States  dollars)

                   DESTINY  MEDIA  TECHNOLOGIES  INC.

                   Nine  months  ended  May  31,  2002  and  2001
                   (Unaudited)


DESTINY  MEDIA  TECHNOLOGIES  INC.
Interim  Consolidated  Balance  Sheets
 (Expressed  in  United  States  dollars)


--------------------------------------------------------------------------------------------
                                                                      May 31,     August 31,
                                                                        2002          2001
--------------------------------------------------------------------------------------------
                                                                    (unaudited)
Assets

Current assets:
  Cash and cash equivalents                                       $    24,845   $    30,443
  Short-term investments                                                7,290         7,022
  Accounts and other receivables, net of allowance for doubtful
    accounts of $2,014 (August 31, 2001 - $683)                        92,487        62,981
  Prepaid expenses                                                     16,904        11,946
--------------------------------------------------------------------------------------------
  Total current assets                                                141,526       112,392

Other assets, net of accumulated amortization of $16,305
  (August 31, 2001 - $5,959)                                           37,726        29,862

Notes receivable                                                       99,946        99,946

Property and equipment:
  Furniture and fixtures                                               53,939        53,256
  Computer hardware                                                   109,058       102,397
  Computer software                                                    15,088        12,696
  Leasehold improvements                                                5,845         5,771
--------------------------------------------------------------------------------------------
                                                                      183,930       174,120
  Accumulated depreciation and amortization                          (100,077)      (79,626)
--------------------------------------------------------------------------------------------
  Net property and equipment                                           83,853        94,494

Intellectual property, net of accumulated amortization of
  $156,892 (August 31, 2001 - $137,293)                                     -        19,599

Goodwill, net of accumulated amortization of $275,258
  (August 31, 2001 - $240,850)                                              -        34,408
--------------------------------------------------------------------------------------------

Total assets                                                      $   363,051   $   390,701
============================================================================================

Liabilities and Stockholders' Deficiency

Current liabilities:
  Accounts payable and accrued liabilities (note 5)               $   505,536   $   388,277
  Related party payable                                                 1,370         1,352
  Demand loans (note 7)                                               260,000       100,000
  Deferred revenue                                                    229,634       156,657
  Current portion of long-term debt                                   165,124       163,023
--------------------------------------------------------------------------------------------
  Total current liabilities                                         1,161,664       809,309

Long-term debt                                                         22,608        22,320

Deferred revenue                                                       96,488        85,589

Stockholders' deficiency:
  Common stock, par value $0.001
    Authorized:  100,000,000 shares
    Issued and outstanding:  28,490,903 shares
      (August 31, 2001 - 27,177,358)                                   28,491        27,178
  Common stock issuable                                                     -        54,372
  Additional paid-in capital                                        2,798,358     2,647,768
  Deferred stock compensation                                         (21,461)      (44,931)
  Deficit                                                          (3,683,632)   (3,197,098)
  Accumulated other comprehensive loss                                (39,465)      (13,806)
--------------------------------------------------------------------------------------------
  Total stockholders' deficiency                                     (917,709)     (526,517)
--------------------------------------------------------------------------------------------

Total liabilities and stockholders' deficiency                    $   363,051   $   390,701
============================================================================================




Commitment  (note  8)
Contingencies  (note  9)

See  accompanying  notes  to  interim  consolidated  financial  statements.


DESTINY  MEDIA  TECHNOLOGIES  INC.
Interim  Consolidated  Statements  of  Operations
(Unaudited)
(Expressed  in  United  States  dollars)


------------------------------------------------------------------------------------------
                                                                      Three         Three
                                    Nine months   Nine months        months        months
                                          ended         ended         ended         ended
                                        May 31,       May 31,       May 31,       May 31,
                                           2002          2001          2002          2001
------------------------------------------------------------------------------------------
Sales                               $   516,328   $   255,831   $   205,467   $    44,722

Operating expenses:
  General and administrative            295,462       341,620       110,482       101,514
  Sales and marketing                   423,818       472,735       125,079       162,794
  Research and development              201,139       497,216        63,231       162,667
  Depreciation and amortization          83,892       189,872        10,421        64,043
------------------------------------------------------------------------------------------
                                      1,004,311     1,501,443       309,213       491,018
------------------------------------------------------------------------------------------

Loss from operations                   (487,983)   (1,245,612)     (103,746)     (446,296)

Other income (expenses):
  Interest expense                       (2,817)       (3,109)       (1,060)         (420)
  Interest income and other income        4,266        10,259           142         2,917
------------------------------------------------------------------------------------------
                                          1,449         7,150          (918)        2,497
------------------------------------------------------------------------------------------

Loss for the period                 $  (486,534)  $(1,238,462)  $  (104,664)  $  (443,799)
==========================================================================================

Loss per common share, basic and
  diluted                           $     (0.02)  $     (0.05)  $     (0.00)  $     (0.02)
==========================================================================================

Weighted average common shares
  outstanding, basic and diluted     28,023,235    24,099,905    28,140,903    25,384,567
==========================================================================================



See  accompanying  notes  to  consolidated  financial  statements.


DESTINY  MEDIA  TECHNOLOGIES  INC.
Interim  Consolidated  Statements  of  Stockholders'  Deficiency  and  Comprehensive  Loss
(Expressed  in  United  States  dollars)


-----------------------------------------------------------------------------------------------------------
                                   Common stock       Additional      Shares        Deferred
                               ---------------------     paid-in    issuable           stock
                                  Shares      Amount     capital      amount    compensation     Deficit
-----------------------------------------------------------------------------------------------------------

Balance, August 31, 2001        27,177,358   $27,178   $2,647,768   $ 54,372   $     (44,931)  $(3,197,098)

  Loss for the period                    -         -            -          -               -      (486,534)
  Cumulative translation
   adjustment                            -         -            -          -               -             -
    Comprehensive loss

  Common stock issued for
   services rendered in
   current and prior quarter
   (note 6)                        488,605       488       58,884    (44,372)              -             -
  Common stock issued for debt     624,940       625       68,118          -               -             -
  Common stock issued for
   services to be rendered         250,000       250         (250)         -               -             -
  Common stock issued for cash
   on private placement (note 6)   100,000       100       19,900    (10,000)              -             -
  Common stock cancelled          (150,000)     (150)         150          -               -             -
  Cancellation of stock options          -         -       (2,269)         -           2,269             -
  Amortization of deferred stock
   compensation                          -         -            -          -          21,201             -
  Options issued to non-employees
   for services                          -         -        6,057          -               -             -
-----------------------------------------------------------------------------------------------------------

Balance, May 31, 2002
 (unaudited)                    28,490,903   $28,491   $2,798,358   $      -   $     (21,461)  $(3,683,632)
-----------------------------------------------------------------------------------------------------------


                                                Cumulative          Total
                                               translation  stockholders'
                                                adjustment     deficiency
-------------------------------------------------------------------------

Balance, August 31, 2001                      $   (13,806)  $  (526,517)

  Loss for the period                                   -      (486,534)
  Cumulative translation adjustment               (25,659)      (25,659)
                                                            -------------
  Comprehensive loss                                           (512,193)


  Common stock issued for services rendered
    in current and prior quarter (note 6)               -        15,000
  Common stock issued for debt                          -        68,743
  Common stock issued for services
    to be rendered                                      -             -
  Common stock issued for cash on
    private placement (note 6)                          -        10,000
  Common stock cancelled                                -             -
  Cancellation of stock options                         -             -
  Amortization of deferred stock
    compensation                                        -        21,201
  Options issued to non-employees for
    services                                            -         6,057
-------------------------------------------------------------------------
Balance, May 31, 2002 (unaudited)             $   (39,465)  $  (917,709)
=========================================================================



See  accompanying  notes  to  interim  consolidated  financial  statements.


DESTINY  MEDIA  TECHNOLOGIES  INC.
Interim  Consolidated  Statements  of  Cash  Flows
(Unaudited)
(Expressed  in  United  States  dollars)


-----------------------------------------------------------------------------------------------------------
                                                                                  Nine months   Nine months
                                                                                        ended         ended
                                                                                      May 31,       May 31,
                                                                                         2002          2001
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Loss for the period                                                              $(486,534)  $(1,238,462)
  Items not involving cash:
    Depreciation and amortization                                                     83,892       189,872
    Shares issued or issuable for services rendered                                   15,000       202,800
    Stock-based compensation - employees                                              21,201       163,615
    Stock-based compensation - non-employees                                           6,057             -
    Interest accrued on note receivable                                                3,475        (6,894)
  Changes in non-cash working capital:
    Accounts and other receivables                                                   (32,551)       69,826
    Prepaid expenses                                                                  (4,804)       11,110
    Accounts payable and accrued liabilities                                         192,872       122,164
    Deferred revenue                                                                  80,752        89,419
-----------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                             (120,640)     (396,550)

Cash flows from investing activities:
  Purchase of property and equipment                                                  (6,973)      (13,563)
  Disposal of property and equipment                                                       -        14,065
  Purchase of other assets                                                           (19,136)      (29,438)
-----------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                              (26,109)      (28,936)

Cash flows from financing activities:
  Net proceeds from issuance of debt                                                       -        10,336
  Net proceeds from shareholder loans                                                      -        64,418
  Net proceeds from issuances of common stock and subscriptions                            -       265,750
  Net proceeds from demand loan                                                      160,000             -
-----------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                          160,000       340,504
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents during the period                13,251       (84,982)

Effect of foreign exchange rate changes on cash                                      (18,849)       (7,639)

Cash and cash equivalents, beginning of period                                        30,443        97,928
-----------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                           $  24,845   $     5,307
===========================================================================================================

Supplementary disclosure:
  Cash paid for:
    Interest                                                                       $       -   $         -
    Income tax                                                                             -             -
  Non-cash transactions:
    Stock issued for settlement of debt                                               68,743             -
    Stock issued for services rendered                                                15,000       202,800
    Deferred stock-based compensation                                                      -        56,982
    Note receivable for return of profit from shareholder from short-swing profit          -         6,637
    Advertising obtained through barter transaction                                   36,000             -
    Stock issued for cash received in prior period on private placement               10,000             -

===========================================================================================================



See  accompanying  notes  to  interim  consolidated  financial  statements.

DESTINY  MEDIA  TECHNOLOGIES  INC.
Notes  to  Interim  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  dollars)

Nine  months  ended  May  31,  2002  and  2001
--------------------------------------------------------------------------------

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

2.     Continuing  operations:

     These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities and commitments in the ordinary course of business. Operations to date have been primarily financed by cash flows from operations, long-term debt and equity transactions. At May 31, 2002, the Company has a working capital deficiency of $1,020,138 and a deficiency of assets to liabilities of $917,709. As a result, the Company's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that the Company will be successful in generating additional cash for operations. If it is not successful in generating cash for operations, the Company will be required to reduce operations or liquidate assets. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

3.     Unaudited  interim  financial  information:

     The financial information at May 31, 2002 and for the three month and nine month periods ended May 31, 2002 and 2001 is unaudited. During the quarter ended May 31, 2002, the Company has determined that it is no longer in the development stage, and accordingly, has not provided cumulative information since inception in these consolidated financial statements. The Company is earning revenues from its planned principal operations.

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

4.     Comparative  figures:

     Certain comparative figures have been reclassified to conform with the current period presentation.

DESTINY  MEDIA  TECHNOLOGIES  INC.
Notes  to  Interim  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  dollars)

Nine  months  ended  May  31,  2002  and  2001
--------------------------------------------------------------------------------


5.     Accounts  payable  and  accrued  liabilities:

     Included in the accounts payable and accrued liabilities balance as at May 31, 2002 is $155,118 of disputed amounts arising from the cancellation of various agreements. Management is considering all options available to extinguish these liabilities.

6.     Share  capital:

     During the period ended May 31, 2002, the Company issued 1,463,545 common shares, of which 150,000 common shares were cancelled for an aggregate total issued of 1,313,545.

     (a)  Non-cash  consideration:

          Shares issued for non-cash consideration have been valued at their market value at the date the services are provided.

          (i) During the nine month period ended May 31, 2002, 250,000 common shares were issued to a consultant and were held in escrow for future financing services. Management has not recorded any compensation under this contract as no services have been performed to May 31, 2002. The shares are contingently returnable to the Company in the event the services are not performed under the contract.

          (ii) During the nine month period ended May 31, 2002, the Company issued 624,940 common shares to officers of the Company in settlement of $68,743 of outstanding accounts payable and accrued liabilities of the Company. No gain or loss on settlement of debt resulted from these debt settlement transactions.

        (iii) During the nine month period ended May 31, 2002, the Company issued 363,605 common shares to officers of the Company for services rendered prior to August 31, 2001. Compensation expense of $44,372 related to these services was fully accrued as at August 31, 2001. The Company further issued 125,000 common shares valued at $15,000 for services rendered during the nine month period ended May 31, 2002, for an aggregate total of 488,605 common shares issued to May 31, 2002.

     (b)  Common  shares  issued  for  cash:

          During the nine month period ended May 31, 2002, 100,000 common shares were issued relating to the proceeds on a private placement received by the Company prior to August 31, 2001.

DESTINY  MEDIA  TECHNOLOGIES  INC.
Notes  to  Interim  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  dollars)

Nine  months  ended  May  31,  2002  and  2001
--------------------------------------------------------------------------------


6.     Share  capital  (continued):

     (c)  Common  shares  issued  for  services:

          During the year ended August 31, 2001, 250,000 common shares were issued from treasury for payment on a consulting contract for future licensing and financing services. Management has not recorded any compensation under this contract as no services have been performed to May 31, 2002. Management believes that 100,000 common shares, which are being held by the contractor, are forfeitable and has requested that the common shares be returned to the Company for non-performance under the contract. The contractor is disputing the obligation to return the shares. The remaining 150,000 common shares issued from treasury under this contract have been cancelled by the Company during the nine month period ended May 31, 2002.

7.     Demand  loans:

     Demand loans are unsecured, non-interest bearing and are due on demand. Of the total amount outstanding at May 31, 2002, $100,000 is due to a former director (August 31, 2001 - $100,000).

8.     Commitment:

     On September 13, 2001, the Company entered into an agreement with Clipstream Technologies Inc. ("CTI"), a related company, whereby CTI would acquire ClipstreamTM technologies, trademarks, patents, permits and licenses from the Company in exchange for 22,800,000 shares of CTI giving the Company majority interest shareholdings of CTI. Under the terms of the agreement, CTI would have had the right to pledge as security the ClipstreamTM technology. The agreement was contingent upon CTI obtaining at least Cdn. $750,000 in financing.

     On January 28, 2002, the Company cancelled the agreement with CTI as the required financing thresholds were not achieved.

9.     Contingencies:

     (a) Destiny Software Productions Inc., a wholly-owned subsidiary of the Company, has commenced legal proceedings against Impatica.com Inc. ("Impatica") for payment of approximately $512,500 in unpaid technology license fees. It is the Company's position that Impatica has repudiated the licensing agreement and that the unpaid license fees totaling $512,500 are a debt owing by Impatica to the Company. The outstanding balance has not been booked as revenue. In addition, Impatica has filed a counter claim against Destiny Software alleging breach of contract and seeking return of $162,500 previously paid under this contract. No amounts have been recorded in the financial statements at May 31, 2002 as the outcome of this claim is not determinable.

DESTINY  MEDIA  TECHNOLOGIES  INC.
Notes  to  Interim  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  dollars)

Nine  months  ended  May  31,  2002  and  2001
--------------------------------------------------------------------------------


9.     Contingencies  (continued):

     (b) On April 4, 2002, a company owned and operated by a former employee, filed a claim against Destiny Media Technologies Inc., for breach of an employment contract. No amounts have been recorded in the financial statements at May 31, 2002 as the outcome of this claim is not determinable. Any amounts to be recognized will be recorded when determinable.

     (c) On April 22, 2002, a former officer of the Company filed a claim against Destiny Media Technologies Inc. for breach of an employment contract. No amounts have been recorded in the financial statements at May 31, 2002 as the outcome of this claim is not determinable. Any amounts to be recognized will be recorded when determinable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DESTINY MEDIA TECHNOLOGIES INC.


Dated: July 13, 2002               /s/ Steve Vestergaard

                                   Steve Vestergaard, Chief Executive Officer