Form 10KSB
period 2002-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2002-11-29
CIK 1099369

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark  One)
[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

        For  the  fiscal  year  ended  August  31,  2002

[  ]    Transition  Report Under Section 13 Or 15(D) Of The Securities Exchange
        Act  Of  1934

        For  the  transition  period  from  _____  to  _____

COMMISSION  FILE  NUMBER  000-28259


                         DESTINY MEDIA TECHNOLOGIES INC.
                         -------------------------------
                 (Name of small business issuer in its charter)


COLORADO                                     84-1516745
----------------------------------           ------------------
(State  or other jurisdiction                (I.R.S. Employer
of incorporation or organization)            Identification No.)


1055  West  Hastings  Street,  Suite  1040
Vancouver,  British  Columbia,  Canada        V6E  2E9
--------------------------------------------  -----------
(Address  of  principal  executive  offices)  (Zip  Code)


604-609-7736
---------------------------
Issuer's  telephone  number


Securities registered under Section 12(b) of the Exchange Act:  NOT APPLIABLE
                                                                -------------
Securities registered under Section 12(g) of the Exchange Act:  COMMON STOCK,
                                                                -------------
                                                                PAR VALUE $0.001
                                                                ----------------
                                                                PER SHARE
                                                                ---------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $769,326
                                                                  --------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $2,274,286 as of November 22, 2002
                                 ---------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 30,555,903 Shares of Common Stock as
                                            ------------------------------------
                                            of October  31,  2002
                                            ---------------------

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes [ ] No [X]



                                  1 of 43

                         DESTINY MEDIA TECHNOLOGIES INC.
                                   FORM 10-KSB

                                      INDEX

                                                                            PAGE
PART  I

Item  1.     Description  Of  Business.                                      3

Item  2.     Description  Of  Property.                                     19

Item  3.     Legal  Proceedings.                                            19

Item  4.     Submission  Of  Matters  To  A  Vote  Of Security Holders.     20


PART  II

Item  5.     Market  For Common Equity And Related Stockholder Matters.     21

Item  6.     Management's Discussion And Analysis Or Plan Of Operation.     23

Item  7.     Financial  Statements.                                         28

Item  8.     Changes  In  And  Disagreements  With Accountants
             On Accounting And Financial  Disclosure.                       28


PART  III

Item  9.     Directors,  Executive  Officers,  Promoters  And
             Control  Persons; Compliance  With  Section  16(A)
             Of  The  Exchange  Act.                                        29

Item  10.     Executive  Compensation.                                      33

Item  11.     Security  Ownership  Of Certain Beneficial
              Owners And Management.                                        36

Item  12.     Certain  Relationships  And  Related  Transactions.           38

Item  13.     Exhibits  And  Reports  On  Form  8-K.                        40

Item  14.     Controls  And  Procedures.                                    41

Signatures                                                                  42

                                  2 of 43

                                     PART I

FORWARD  LOOKING  STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Destiny Media's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Destiny Media files with the SEC. These factors may cause Destiny Media's actual results to differ materially from any forward-looking statement. Destiny Media disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

CURRENCY

All dollar amounts in this annual report on Form 10KSB are presented in United States Dollars unless otherwise indicated.



ITEM  1.     DESCRIPTION  OF  BUSINESS.

OVERVIEW

Destiny Media Technologies Inc. (the "Company", "Destiny Media" or "we") develops and markets audio and video streaming and digital distribution software products for the Internet. Our software products are based on proprietary Java based enabling technologies and other consumer friendly tools and processes that enable end users to receive high-quality digital audio and video streaming media through the Internet.

We have developed four distinct software products that incorporate our proprietary streaming and digital technology:

Clipstream(TM)                Our  Clipstream(TM)  family  of  software products
                              enables our customers to deliver audio and video streaming media via the Internet without requiring the viewer to install software media players or requiring the customer to deploy server technology.

RadioDestiny Broadcaster(TM)  Our  RadioDestiny Broadcaster(TM) software enables our customers to broadcast a professional Internet radio station from the customer's personal computer.

Destiny  Media  Player(TM)    Our  Destiny  Media  Player(TM) software enables a
                              customer to listen to MP3 music files and to listen to RadioDestiny(TM) Internet broadcasts on their personal computer.


MPE(TM) Our MPE(TM) software is audio and video media distribution software that enables artists and other media rights owners to distribute their media through Internet and to receive payment from customers who elect to purchase after a free preview of the media.

We have finished development of all our software products. Our primary business focus is currently on marketing and achieving sales of our Clipstream(TM) product line. The Clipstream(TM) product line currently represents approximately 95% of revenues. We plan to expand our revenue base by bundling our


                                  3 of 43

Destiny Media Player(TM) and the RadioDestiny Broadcaster(TM) products for marketing under the "Pirate Radio" brand name. We plan to sell the Pirate Radio product suite in retail stores and from our website at http://www.pirateradio.com. We currently are not marketing our MPE(TM) software and we currently do not have any plans to re-launch our MPE(TM) software.

We are a publicly traded company. Our common stock trades on the OTC Bulletin board under the symbol "DSNY" and on the Berlin exchange in Germany under the symbol "DME".

Our  corporate  website  is  located  on  the  Internet  at http://www.dsny.com.


CORPORATE  BACKGROUND

We  were  incorporated  in  August 1998 under the laws of the State of Colorado.

We carry out our business operations through our wholly owned subsidiary, Destiny Software Productions, Inc. ("Destiny Software"). Destiny Software is a British Columbia company that was incorporated in 1992.

Our principal executive office is located at #1040-1055 West Hastings Street, Vancouver, British Columbia V6E-2E9. Our telephone number is (604) 609-7736 and our facsimile number is (604) 609-0611.


BUSINESS  DEVELOMENT

We commenced our software business in 1999 when we acquired Destiny Software from Mr. Steven Vestergaard, our president and chief executive officer.

Mr. Vestergaard started the Destiny Software business as a private partnership in January 1991. The business was sold to Destiny Software in 1992. From 1992 until 1995, Destiny Software was involved solely in the development and sale of computer games. Twelve games were developed during this period and were marketed under the brand names of outside publishers, including MGM, Sony / Psygnosis, QQP and Microleague.

In December 1995, Destiny Software's first Internet radio prototype was developed. This product was released in April 1996 under the brand name Radio Destiny(TM). Destiny Software found that many users had difficulty downloading and installing player and server software. As a consequence of this observation, Destiny Software developed an instant audio play technology branded as Clipstream(TM) that enables web site owners to upload audio and video media content to a standard web server using the Clipstream(TM) software and to have the media content play back on 93% of Internet browsers without requiring any action on the part of web visitors.

After  we  acquired  Destiny  Software  in  1999, Destiny Software developed our
MPE(TM) media distribution software and the Destiny Media Player(TM) as a mechanism for securely selling and playing back digital music and internet radio streams via the Internet. However, the advent of free file sharing networks made it difficult for content owners to sell music over the Internet. As a result, we were only able to generate minimal revenues from these software products using a business model based on receiving a portion of music sales.

In the fall of 2001, we determined to refocus our business efforts on selling and developing our Clipstream(TM) software products. As a result of this determination, we stopped supporting the MPE(TM) security system and the Destiny Media Player(TM) and reduced our staff. Since this time, our revenues have grown on a quarterly basis and we have established strong name brand recognition with customers



                                  4 of 43
in various market sectors. Many of our customers have renewed their annual licenses and increased their investment in Clipstream(TM).

In our fourth quarter of our 2002 fiscal year, we relocated to a new office to provide space for expanding sales and marketing personnel. We installed a fiber link to the internet backbone to this location, providing the ability to support customers with extremely high bandwidth hosting capabilities.


OUR  PRODUCTS

Clipstream(TM)  Suite

We have developed a suite of five distinct software products that incorporate our Clipstream(TM) technology and are marketed under our Clipstream(TM) brand name:

1.     Clipstream  Audio(TM)

2.     Clipstream  Video(TM)

3.     Clipstream  Live(TM)

4.     Clipstream  Audiomail(TM).

5.     Clipstream  IVR  Server

Each of our Clipstream(TM) products is fully developed and is commercially available through our web site at: http://www.clipstream.com. Our Clipstream(TM) products have been commercially available commencing in 1999.

Our Clipstream(TM) products enable users to experience audio and video programming via the Internet without the hassle or expense of installing software media players or requiring server technology. We use patent-pending compression, decompression and reproduction processes that are embodied in small software application programs that we have developed called applets. These applets are based on the Java platform and are coupled with standard, widely available and implemented Internet viewing hardware, software and protocols to enable our customers to deliver high quality streaming audio and video to users. In addition, we use a quick and intuitive creation process that simplifies the process of delivering streaming media.

Our Clipstream(TM) software enables audio and video streaming content to start playing as soon as it is clicked on by a user. This is different from the most common way to access audio and video streaming content which is typically by a software program called a player on the user's personal computer. A player-based solution can be cumbersome for the computer user as it must be downloaded and installed before the content can be accessed. Even if the software is preinstalled on the computer, the user may still be required to fill out various forms before the content can be accessed. This can create a substantial impediment to many users obtaining and viewing audio and video streaming media and means that a substantial number of computer users are not able to access player-based content that is delivered on a website or e-mail. Our Clipstream(TM) software uses technology called JAVA(TM) which was developed by Sun Microsystems(TM). For 93% of computer users, the content streams the first time without requiring any action on the part of the user.

Our Clipstream(TM) software can be incorporated into any web delivery method, including web pages, e-mails, banner advertisements and other Internet applications, in order to deliver streaming media to users. Because our technology is Java based, our software applications will work on most Java based

                                  5 of 43
computers, set top boxes and wireless devices which have enough CPU and memory to play back the content. In addition, our Clipstream(TM) software enables streaming media to be delivered to users regardless of the operating system of the user's computer.

Our Clipstream(TM) software products incorporate the following features that we believe give our products advantages over products offered by competitors:

1. Web pages, e-mails, banner advertisements and other Internet applications that incorporate our Clipstream(TM) software enable users to play the media instantly without the requirement of an additional media program.

2. Our customers are able to achieve up to a 90% reduction on bandwidth costs for streaming delivered using our products versus competing streaming solutions.

3. The Clipstream(TM) software enables streaming through firewalls and proxies that may block competing streaming solutions.

4. The Clipstream(TM) software is compatible with Flash(TM), databases as well as non-personal computer devices such as PDA's, wireless and set top boxes that support JAVA.

5. The look and feel can be tightly integrated into a web page and most aspects of the engine can be accessed via Javascript.

6. Our customers do not require a server to deliver pre-recorded media content. Customers can simply use our encoder software to convert their media content into our Clipstream(TM) format and upload it to their web site with the accompanying applet.

7. We have developed our Clipstream(TM) software to be as scaleable as possible. A video or audio clip encoded in Clipstream(TM) is treated like any other element in the web page. It can be served by a standard http server, cache or proxy and can pass seamlessly through a firewall.

8. Corporate environments using our Clipstream(TM) software have an advantage over player-based solutions as management information systems staff do not have to ensure that players are correctly installed on each machine in their corporate network in order for users to receive audio and video streaming media.

The features and functionality of our Clipstream(TM) software products are described below:

Clipstream  Video(TM)    Our  Clipstream Video(TM) product enables our customers
                         to  deliver  streaming of video media via the Internet.
                         This product enables web marketers, advertisers and webmasters to deliver compelling video media to their viewers without the need for special servers, software or programming knowledge. The Clipstream Video(TM) product also eliminates the requirement of a customer to develop multi-streaming formats to reach the customer's targeted audience.

Clipstream Audio(TM)     Our Clipstream Audio(TM) software enables our customers
                         to  deliver  streaming of audio media via the Internet.
                         This product enables web marketers, advertisers and webmasters to deliver compelling audio media to their viewers without the need for special servers, software or programming knowledge.

Clipstream  Live(TM)     The  Clipstream  Live(TM)  system  enables customers to
                         embed live video into any web delivery method, including web pages, e-mails, advertisements and specific web applications. Our Clipstream Live(TM) software enables a customer to


                                  6 of 43
                         provide quality streaming of live video using a digital video camera connected to a personal computer with a constant Internet connection. Incoming video is captured by our software operating on the server and is converted into a real-time video stream that enables live broadcasts.

Clipstream Audiomail(TM) The Clipstream AudioMail(TM) system allows customers to create a streaming audio message using their telephone and to broadcast this audio message. Once recorded, a customer is able to broadcast their audio message using e-mail or can incorporate the audio message directly into a web site. Once broadcast, the AudioMail message can be played by any Java-enabled e-mail client or web browser. The Clipstream AudioMail(TM) system is marketed as both a personal and an enterprise software solution.

Clipstream  IVR Server   The  Clipstream  IVR Server enables customers to record
                         an audio message via telephone and up-load the message to an e-mail or to broadcast the message to multiple users via e-mail. The Clipstream IVR Server is designed to: (i) record audio messages via a telephone capture card using pre-recorded audio prompts; (ii) encode the recorded audio in the Clipstream format; (iii) output the Clipstream audio files to a specified folder on a network accessible drive; and (iv) instigate an application when new audio files have been saved.

We plan to focus future development of the Clipstream(TM) products on better supporting alternative ways of accessing the Internet, other than personal computers. In particular, the Japanese market is quite mature and we believe there are opportunities to better support Clipstream(TM) on the iMode and jPhone platforms.

RadioDestiny  Broadcaster(TM)
http://www.radiodestiny.com

The RadioDestiny Broadcaster(TM) software enables customers to broadcast a professional Internet radio station from the customer's personal computer. The customer may broadcast live or from a playlist created by the customer. The only hardware required is a personal computer equipped with a sound card and a reliable Internet connection. When broadcasting in the live mode, the customer simply puts their audio signal into the input of their sound card, configures the options and clicks 'start broadcast' on the RadioDestiny Broadcaster(TM) software. When broadcasting in script mode, the customer pre-records a set of audio files, and then specifies a schedule for play back. The customer could spend a couple of hours setting up the broadcasting schedule for the week, then the RadioDestiny Broadcaster(TM) software will broadcast the content 24 hours per day, 7 days per week. When deployed, the customer's Internet radio station is automatically added to the directory of stations at our RadioDestiny(TM) web portal. Listeners can receive a RadioDestiny(TM) Internet radio broadcast using our Destiny Media Player(TM). The RadioDestiny Broadcaster(TM) software has been designed to be consumer friendly and is easy to use.

Our  Radio  Destiny(TM)  software  has  been  commercially available since 1996.

We sell licenses for our RadioDestiny Broadcaster(TM) software on a commercial basis and a personal use basis. The primary difference between the commercial and personal licenses for the RadioDestiny Broadcaster(TM) is the license limitations placed on consumer broadcasters restricting use to non-commercial application.

Destiny  Media  Player(TM)
http://www.radiodestiny.com

Our Destiny Media Player(TM) software product is a combination MP3/Music player and radio receiver that can be installed on a user's personal computer. This software features a radio mode and an MP3 mode.

                                  7 of 43

In the radio mode, a user is able to listen to radio broadcasts from any of stations on the RadioDestiny Broadcast Network(TM). The Destiny Media Player(TM) features a live directory of stations with direct e-mail and web links to these broadcasters. In the MP3 mode, a user can play MP3 files directly from the user's library of MP3 files. The Destiny Media Player(TM) automatically scans the user's hard drive for existing music files and creates an MP3 library for access by the Destiny Media Player(TM). The Destiny Media Player(TM) also features a list of MP3 web sites that allows a user to easily click a link to access MP3 sources. The Destiny Media Player(TM) also supports playback of streaming MP3's, .wav and midi files, as well as music CD's. The Destiny Media Player(TM) is a small, yet powerful, application and can be downloaded from the Internet and can be installed by a user within two minutes.

Pirate  Radio  (TM)
http://www.pirateradio.com



We are in the process of launching a combination of the Radio Destiny Broadcaster(TM) and the Destiny Media Player(TM) as a boxed product software suite under the brand name Pirate Radio(TM). We determined to launch this software suite due to the fact that during the last two years, many of our competitors in the Internet radio space have ceased operations or changed their business focus. As a result, we believe there is new demand for our Radio Destiny(TM) product and as a consequence we created the Pirate Radio(TM) suite. There are 75,000 registered users of the free beta version of the Radio Destiny broadcaster, which ceases functioning at the end of 2002, and 550,000 registered users of the Destiny Media Player(TM). We believe the actual installed base of these products to be approximately ten times the number of registered users.

We plan to create new software products to support this initiative, including custom branded players, superior listing in the real time directory at http://www.stationdirectory.com, our web site at http://www.pirateradionetwork.com and access to a broadcast repeater system to allow greater listener levels.

MPE(TM)
http://www.destinympe.com

Our MPE(TM) software was developed as a solution to enable artists, media distribution companies and other media rights holders to manage and sell audio and video media files on the Internet. We developed this software with the objective of providing a solution for media rights holders to counter the wide-spread distribution of media files on the Internet that occurs without any payment to the media rights holder. Our software enables a media rights holder's audio or video media to be encoded in our proprietary MPE(TM) format. The audio or video media can then be posted anywhere and partially previewed in full quality. Consumers are given the opportunity to preview the media and then complete an electronic purchase transaction. The encoded MPE(TM) media file can be unlocked by the customer once the purchase is complete. The objective of the MPE(TM) software is to ensure broad distribution of digital files via peer-to-peer systems such as Napster while ensuring that the originating artist gets paid. Currently, the MPE(TM) software is limited to self-extracting music files. We believe this software could be modified to support digital distribution of software, movies, electronic books and research reports and other digital file types.

We are exploring opportunities for generating revenues from MPE(TM), including building support for other digital formats, such as software, books, videos and research reports and for licensing the technology to content owners directly. There is no expectation of MPE(TM) revenues in the near term.


OUR  TARGETED  MARKETS

Clipstream(TM)

                                  8 of 43

Our targeted market for our Clipstream(TM) software products are companies that are engaged in the distribution of audio and video streaming media via the Internet through any web delivery method, including web pages, e-mails, advertisements and specific web applications. We have specifically targeted creators of audio and video media, Internet OEM's, web sites and web portals, Internet advertisers and distance learning companies.

We have targeted on-line service providers (OEM's) such as greeting card companies and conferencing companies, that want to build incorporate our Clipstream(TM) technology into their own applications as one of its features. In these arrangements, we require that the OEM customer provide a "Powered by Clipstream(TM)" logo and a link back to our home web site. In some cases, this requirement is waived and we are paid a "white label" fee allowing the acquirer to remove visible Clipstream(TM) branding and potentially incorporating their own branding.

The following are examples of some of the arrangements that we have entered into with on-line service providers that have allowed for the broadcast of audio and video streaming media by the on-line service provider using our Clipstream(TM) software:

1. We entered into an agreement with the Championship Auto Racing Teams ("CART") for the live broadcast of the 2002 CART awards banquet held in Miami, Fl. on Friday, November 22. This event was broadcast live on the CART.com web site using Clipstream Live(TM) technology. CART has also embedded Clipstream(TM) directly inside their CART.com newsletters, so subscribers can receive video updates on recent races.

2. We entered into a license agreement with Bell Globe Media Interactive, which owns Canada's leading suite of Internet properties and reaches more than 60% of on-line Canadians, in April 2002 for the license of our Clipstream(TM) software to deliver interactive marketing campaigns. Bell Globe Media Interactive used our Clipstream(TM) software to deliver rich media video advertisement banners to the users of the www.globeandmail.ca and www.robtv.com websites.

3. We entered into a two-year licensing agreement with Tribute Entertainment Media Group in August 2002. Under this license agreement, Tribute will incorporate our Clipstream(TM) technology to enable their users to view trailers of upcoming Hollywood motion pictures and independent motion picture releases.

4. We have entered into a license agreement with Greenfield Online, a leading provider of on-line data collection services. Greenfield Online will incorporate our Clipstream(TM) technology to launch a new media testing capability that enables clients to test video segments with precise target audiences quickly and economically.

Common applications for audio on web portal sites include site navigation, product descriptions, compliance with laws regarding the blind, music previewing and online commentary. Video is often used for product profiles, corporate communication, movie trailers and corporate presentations. Because our Clipstream(TM) software can be tightly integrated into a database driven or Flash based application, customers can use our software to create rich interactive multimedia presentations on their web sites.

Many larger companies are using our using Clipstream(TM) products for internal websites to communicate with employees on corporate intranets.

We have targeted Internet advertisers who are able to use Clipstream(TM) to embed thirty second advertisements from television directly into web pages and inside of e-mails. We believe that the advertising market will become an increasingly important target market as audio and video streaming becomes mainstream. Because Clipstream(TM) starts playing instantly without popping up an external window, we believe our Clipstream(TM) products are much more appropriate for playing advertisements than media player based solutions.

                                  9 of 43

We have had good success in the last year with movie studios that are using our Clipstream(TM) software technology to play movie trailers as advertisements on large portal sites. We have developed a "send to a friend" e-mail format that allows popular video advertisements and trailers to be distributed peer to peer.

We have targeted distance learning and corporate training as a growing market for our Clipstream(TM) products. We believe this market segment will become more significant in the coming year.

RadioDestiny  Broadcaster(TM)

The target market for the commercial version of RadioDestiny Broadcaster(TM) is existing commercial radio stations. For approximately $2,500, commercial radio stations can license Clipstream(TM) and use a simple home computer to broadcast their radio station on the Internet, thereby making their broadcast available to their listeners when they travel. We believe our product is a competitive alternative to conventional solutions that can cost up to $30,000 or more.

PirateRadio(TM)

Our PirateRadio(TM) software bundle will be marketed to the home Internet radio enthusiast that is seeking a means to broadcast their personal radio broadcasts to the world through the Internet.


OUR  REVENUE  MODEL

Clipstream(TM)  Products

We license our Clipstream(TM) products to our customers and recognize the revenue in accordance with SOP 97-2 as disclosed to the notes of our financial statements. In addition, we offer annual maintenance contracts whereby service revenues are recognized ratably over the term of the maintenance contract. Other service revenue is recognized at the time services are performed including all custom development work performed and integrated services performed. We also offer "white label" contracts at premium pricing allowing the acquirer to remove visible Clipstream(TM) branding and potentially incorporating their own branding.

We charge a flat monthly rate to customers who incorporate our Clipstream(TM) software technology into their e-mail campaigns. The price is a flat rate for an unlimited number of impressions or e-mails.

Web advertising requires a fixed set up fee and a license per thousand impressions served.

Our Clipstream Live(TM) video server system is priced at $2995 + $500 per camera.

We charge web site portals an annual license fee that is based on the number of clips that are used.

We typically charge corporate intranets that have licensed our Clipstream(TM) software products a fixed annual fee based on the number of employees who will have access to the technology. Usage on the intranet is unlimited.

Currently, approximately 95% of our total revenues is derived from sales of licenses of our Clipstream(TM) software technology. We consciously chose to focus on selling our Clipstream(TM) software products in January 2001 and the current sales team is primarily dedicated to generating sales of our Clipstream(TM) software products.

Radio  Destiny  Broadcaster


                                  10 of 43

We charge a license fee of $2,500 for a commercial license for the RadioDestiny Broadcast(TM) software product. Currently, approximately 5% of our total revenues come from the commercial licensing of our RadioDestiny Broadcast(TM) software. We have experienced increased demand for RadioDestiny(TM) during our last quarter. We believe this increased demand is due to some of our competitors having ceased operations and other competitors having refocused on other business opportunities. We expect that the commercial version of Radio Destiny(TM) will generate increased revenues in our 2003 fiscal year as a result of this increased demand.

Destiny  Media  Player(TM)

We currently do not earn revenues from licensing our Destiny Media Player(TM) software. We anticipate this will change as we commence marketing our PirateRadio software suite that includes the Destiny Media Player(TM) and the RadioDestiny Broadcaster(TM).

Pirate  Radio

We have targeted a retail price of $29.95 for our Pirate Radio(TM) software suite that includes both the Destiny Media Player(TM) and a personal RadioDestiny Broadcaster(TM) license. We are targeting the second quarter of our 2003 fiscal year for the sales of the Pirate Radio(TM) software suite. Pirate Radio(TM) will be available for online purchase in November 2002 and is expected to be in retail channels by February 2003.

MPE(TM)

MPE(TM) became commercially available in 1999. We sold MPE(TM) in 1999 and 2000 on a revenue share basis where we would receive a portion of music sales. Sales were negligible, so we determined to stop selling MPE(TM) in January 2001.
Accordingly,  we  are  currently  not  earning  any  revenues  from  MPE(TM).

We expect that with the demise of Napster and other file sharing networks that the market for online music may mature in the future. If the commercial market for on-line music emerges, then we may determine to attempt to market MPE(TM). We believe that there is also an opportunity to develop MPE(TM) further as a technology for distributing and selling videos, software and text.


OUR  MARKETING  PLAN

We generate the majority of our software sales through our employee sales network and our reseller network. We employ sales staff in our Vancouver, British Columbia office to market our software products to our current customers and to our targeted potential customers. In addition, we have established a network of approximately ninety resellers. We charge our reseller partners an annual partner fee which buys them varying levels of support and service from Destiny Media. In general, a higher level of support and a higher partner fee commitment achieves a higher margin for the partners. Reseller partners receive a direct commission, which varies and is in line with standard software commission rates.

We  also  market  our  software  products  directly from our dedicated websites.

1.     Clipstream(TM):  http://www.clipstream.com
2.     Radio  Destiny  Broadcaster(TM):  http://www.radiodestiny.com
3.     Destiny  Media  Player(TM):  http://www.radiodestiny.com
4.     MPE(TM):  http://www.destinympe.com

We  undertake  various advertising on the Internet, which include the following:

                                  11 of 43

1. We include short advertisements for Clipstream(TM) on media clips that incorporate our Clipstream(TM) software.

2. We locate icons on our applets that include links to our Clipstream(TM) web site when clicked on by a user.

3. We typically require our Clipstream(TM) customers to add a Clipstream(TM) link on their web site or e-mail campaign. This ever increasing number of incoming links to the Clipstream(TM) site increases the rating in the search engines, so that Clipstream(TM) is more likely to come up first in relevant searches.

4. We advertise through Internet search engines where advertisements can be tied to search works relevant to our products.

5. We actively creates viral "send to a friend" Clipstream(TM) clips that are hosted on our server. We secure content we expect to be passed along and encode it in our format in the form of an email.

We  generally do not undertake advertising campaigns, other than outlined above.

We do attend industry trade shows in specific cases where we perceive a marketing opportunity with an adequate return on investment. These trade shows are attended by our sales staff. We generally have determined not to spend significantly on trade booths in most cases as we believe the return on investment isn't sufficiently compelling for our products.

We intend to increase our marketing efforts through the current fiscal year by increasing the number of our direct sales people and by better supporting and training our reseller partners.



OUR  BUSINESS  OPERATIONS

Our head office and business operations are carried out in leased premises in Vancouver, British Columbia, Canada. We lease 5,734 square feet of office space and we have thirteen full time employees. Our employees include our president and chief executive officer, our vice-president of operations, our controller, five direct sales employees, two support personnel and two software developers. We also employ a book keeper, artists and audio and video talent on a part time basis as needed.

We have installed a fiber link to the internet backbone to our head office location. This fiber link provides us with the ability to support our customers with extremely high bandwidth hosting capabilities.


COMPETITION

Our  two  principal competitors in the development and distribution of streaming
media  technology   are   RealNetworks  and  Microsoft   Corporation.  Both
RealNetworks and Microsoft are  substantially larger  than we are  and   have
significantly greater financial resources available. Both Microsoft's and RealNetworks have increased their commitment to and presence in the streaming media industry. This increased commitment has increased and we anticipate will continue to increase the competitive pressure in the overall market for streaming media software. This increased competition could lead to increased pressure to decrease the price of streaming media software. This pressure on price could force us to reduce the price that we are able to charge our customers for our software products.

In addition to Microsoft and RealNetworks, we face increased competition from other companies that are developing and marketing streaming media product offerings. These competitors include Hello Networks(TM), Eye Wonder(TM) and Oplayo(TM). As more companies enter the market with products and


                                  12 of 43
services that compete with the Company's players and tools, the competitive landscape could change significantly to the detriment of the Company as consumers are faced with a broader array of products with similar functionality.

The factors that impact on our ability to compete in the streaming media technology market include:

     (i)  the  quality  and  reliability  of  our  software;
    (ii) the features of our software for creating, editing and adapting content;
   (iii)  ease  of  use  and  interactive  user  features  of  our  software;
    (iv)  scalability  and  cost  of  our  software  per  user;
     (v)  our  software  pricing  and  licensing  terms;
    (vi)  the  emergence  of  new and more advanced streaming media formats; and
   (vii) the compatibility of our software with our customer's existing network components and software systems.

We must continue to innovate and improve the performance of our streaming media software products to compete in the streaming media technology market, to maintain our customer base and to increase our customer base. We anticipate that consolidation will continue in the streaming media industry and related industries such as computer software, media and communications. Consequently, competitors may be acquired by, receive investments from or enter into other commercial relationships with, larger, well-established and well-financed companies. There can be no assurance that we will be able to establish or sustain a leadership position in this market segment. We are committed to working toward market penetration of our brand, products and services, which, as a strategic response to changes in the competitive environment, may require pricing, licensing, service or marketing changes intended to extend our current brand and technology. Price concessions or the emergence of other pricing or distribution strategies by competitors may reduce the prices that we may charge our customers for our software products. In addition, many of our current and potential competitors have greater name recognition, larger overall installed bases, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. These competitive factors may have a material adverse effect on our business, financial condition and results of operations.



TRADEMARKS  AND  INTELLECTUAL  PROPERTY

We have been granted a trademark for Clipstream(TM) in Canada in connection with our software products. We are pursuing trademark applications for Clipstream(TM)

in  jurisdictions in the US, Europe and Asia in the upcoming year.
In the UK, we believe that an unrelated company called Clipstream Online Video Management (http://clipstream.co.uk/) has been infringing on our trademark. In response to a letter sent to them by Destiny, they have filed invalidity proceedings in the UK because they argue that "clip stream" is a generic phrase. We believe this proceeding will be unsuccessful
and trademark protection in the UK will ultimately be granted to us.   We are
discussing a negotiated resolution to this dispute, although there is no assurance that a satisfactory settlement will be reached.

We have filed for patent protection in Europe, Asia, the US and Canada for the MPE(TM) distribution system and for the Clipstream(TM) audio and video codes. Patent protection is currently pending.

We own a database of 630,000 registered users of Radio Destiny(TM) and the Destiny Media Player(TM). The database includes contact information, basic demographics and an email address. Usage of the database is protected by Destiny's privacy policy and is used only for marketing other Destiny products, market research and notification of product updates and upgrades.

We own approximately 30 Internet URL's including streamingaudio.com, web-clips.com, audio-clips.com, and radio-play.com.


                                  13 of 43

We have developed a number of games since 1991 through Destiny Software which have been licensed to outside publishers. In many cases, ownership of this content has been returned to Destiny. There is no intention to monetize these products as many of them are for older platforms.


GOVERNMENT  REGULATION

We are not currently subject to direct regulation by any governmental agency other than laws and regulations generally applicable to businesses. It is possible that a number of laws and regulations may be adopted in both the United States and Canada with particular applicability to the Internet. Governments have and may continue to enact legislation applicable to us in areas such as content distribution, performance and copying, other copyright issues, network security, encryption, the use of key escrow data, privacy protection, caching of content by server products, electronic authentication or "digital" signatures, illegal or obscene content, access charges and retransmission activities. The applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is also uncertain. Export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase our costs of doing business or increase its legal exposure.


                                  14 of 43

RISK  FACTORS

We face risks in executing our business plan and achieving revenues. The following risks are material risks that we face. We also face the risks identified elsewhere in this Annual Report, including those risks identified under Item 1 - Description of Business, including Competition and Government Regulation, and Item 6 - Management Discussion and Analysis or Plan of Operations. If any of these risks occur, our business and our operating results and financial condition could be seriously harmed.

If We Are Unable To Achieve Additional Financing, Then Our Financial Condition And Our Ability To Continue Our Business Operations Will Be Adversely Affected.

We had a working capital deficit of $879,171 as of August 31, 2002. In addition, we had accounts payable and accrued liabilities in the amount of $516,710 as of August 31, 2002. We had a loss from operations of $558,137 for the year ended August 31, 2002. As a consequence of these factors, we require additional financing in order to maintain our existing business operations. We are pursuing additional financing, including equity private placements of our common stock. We currently do not have any arrangements for financing in place. There is no assurance that we will be able to achieve additional financing to fund the operating loss from our business operations and to pay our current liabilities. If we do not raise additional capital, then our financial condition and our ability to continue operations will be adversely affected. If we are successful in completing equity private placements of our common stock, then existing shareholders will experience dilution of their interests in Destiny Media.

If We Are Unable To Increase Our Revenues, Then Our Business And Our Financial Condition Will Suffer.

Our revenues have increased to $769,326 for the year ended August 31, 2002 from $345,653 for the year ended August 31, 2001. The increase in revenue has been the result of an increase in sales of our Clipstream(TM) software. However, our operating expenses still exceed our revenues. Accordingly, our ability to attain profitability and to decrease our dependence on external financing is contingent upon our ability to increase our revenues. We are working to continue the increase in revenues from sales of our Clipstream(TM) software. In addition, we are launching our Pirate Radio software bundle to the market in the second quarter of fiscal 2003. There is no assurance that we will be able to continue to increase revenues from our Clipstream(TM) software or that the Pirate Radio software bundle will generate revenues in excess of the expenses attributable to the marketing of this product. If we are not successful in increasing revenues, then our ability to achieve profitable operations will be adversely affected.

If  Revenues  From  Our  Clipstream(TM)  Software  Decline,  Then  Our Financial
Condition  And  Results  Of  Operations  Will  Be  Adversely  Affected.

Substantially all of our revenue is generated from sales of our Clipstream(TM) streaming media software. The market for streaming media software is extremely competitive and includes competitors such as Real Networks and Microsoft. Due to this competition, there is a risk that our competitors will gain an increased market share or may cause the price that we are able to charge for Clipstream(TM) software to decrease. Either of these factors could cause our revenue to decrease with the result that our financial condition and operating results would be adversely affected.

If We Are Not Able To Control Our Operating Expenses, Then Our Financial Condition May Be Adversely Affected.

We have been successful in reducing our operating expenses to $1,327,463 for the year ended August 31, 2002 from $1,885,910 for the year ended August 31, 2001. Our ability to achieve profitability is conditional upon our ability to maintain our operating expenses. While we have been successful in reducing our operating expenses, there is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to


                                  15 of 43
spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

If We Are Not Successful In Legal Proceedings Against Us, Then Our Business And Financial Condition Could Be Adversely Affected.

We are currently party to three material legal proceedings, as described in Item 3 of Part I under the heading "Legal Proceedings". No amounts have been recorded in our financial statements as at August 31, 2002 on the basis that neither of these claims is currently determinable. If we are not successful in these legal proceedings and are forced to make payments of damages to the plaintiffs, then our business and our financial condition would be adversely affected.

As We Have A History Of Net Losses, There Is No Assurance That We Will Attain Profitability.

We have had net losses since our inception in 1998. We have an accumulated deficit of $3,574,786. In addition, our loss for the year ended August 31, 2002 was $377,688. Our inability to increase our revenues while maintaining reduced operating expenses will cause our history of losses to continue.

Our Success Is Dependent, To A Large Degree, Upon The Efforts Of Mr. Steve Vestergaard, Our Current Executive Officer.

Mr. Vestergaard was the founder of Destiny Software and has been involved in our business operations since our inception. The loss or unavailability of Mr. Vestergaard could have an adverse effect on our business operations and financial condition. We do not maintain key man life insurance policies for Mr. Vestergaard or for any of our other employees. In addition, our continued success is dependent upon our ability to attract and retain qualified personnel in all areas of our business, especially management positions. In the event that we are unable to attract and retain qualified personnel, our business would be adversely affected.

As There Is Substantial Doubt About Our Ability To Continue As A Going Concern, An Investment In Our Common Stock Is Risky.

We have disclosed in the notes to our financial statements that we have incurred recurring losses from operations and that we have a working capital deficiency. Our operations to date have been primarily financed by long term debt and equity transactions. As a result, our future operations are dependent upon the identification and successful completion of additional long term or permanent equity financing, the continued support of creditors and shareholders and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful in raising or generating additional cash for operations. If we are not successful, then we will be required to reduce operations or liquidate assets. Our auditors have made reference to a substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements.

Our  Financial  Results  May  Be  Adversely  Impacted  By Currency Fluctuations.

Our revenues are primarily in United States dollars as most of our revenues are generated from sales in the United States. Our operating expenses are primarily in Canadian dollars due to the fact that our operations are located in Vancouver, British Columbia, Canada. An increase in the value of the Canadian dollar in relation to the United States dollar could have the effect of increasing our loss from operations.

                                  16 of 43

If Our Products Are Defective Or Contain Errors, We May Become Subject To Product Liability Claims.

As a result of their complexity, our software products may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing we undertake and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in loss of or delay in market acceptance of our products, which could have a material adverse effect on our business, financial condition and results of operations. Our products also may be vulnerable to break-ins and similar disruptive problems caused by Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through the computer systems of our customers, which may result in significant liability to us and deter potential customers. The sale and support of our products may entail the risk of liability claims. A product liability claim brought against us could have a material adverse effect on our business, financial condition and results of operations.

Our  Ability  to  Manage  Growth.

Should we be successful in the sales and marketing efforts of our software products, we will experience significant growth in operations. If this occurs, management anticipates that additional expansion will be required in order to continue our product development. Any expansion of our business would place further demands on our management, operational capacity and financial resources. We anticipate that we will need to recruit qualified personnel in all areas of its operations, including management, sales, marketing, delivery, and software development. There can be no assurance that we will be effective in attracting and retaining additional qualified personnel, expanding its operational capacity or otherwise managing growth. In addition, there can be no assurance that our current systems, procedures or controls will be adequate to support any expansion of our operations. The failure to manage growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Risk  of  System  Failure  and/or  Security  Risks.

Despite the implementation of security measures, our network infrastructure could be vulnerable to unforeseen computer problems. Although we believe we have taken steps to mitigate much of the risk, we may in the future experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Unknown security risks may result in liability to us and also may deter new customers from purchasing our software and services, and individuals from utilizing it. Although we intend to continue to implement and establish security measures, there can be no assurance that measures implemented by us will not be circumvented in the future, which could have a material adverse effect on our business, financial condition or results of operations.

Lack of Established Market for Products and Services; Dependence on Internet and Intranets as Mediums of Commerce and Communications.

The market for our streaming media products and services is new and evolving rapidly. It depends on increased use of the Internet and intranets. If the Internet and intranets are not adopted as methods for commerce and communications, or if the adoption rate slows, the market for our products and services may not grow, or may develop more slowly than expected.



The electronic commerce market is relatively new and evolving. Sales of our products depend in large part on the development of the Internet as a viable commercial marketplace. There are now substantially more users and much more "traffic" over the Internet than ever before, use of the Internet is growing faster than anticipated, and the technological infrastructure of the Internet may be unable to support the demands placed on it by continued growth. Delays in development or adoption of new technological


                                  17 of 43
standards and protocols, or increased government regulation, could also affect Internet use. In addition, issues related to use of the Internet and intranets, such as security, reliability, cost, ease of use and quality of service, remain unresolved and may affect the amount of business that is conducted over the Internet and intranets.

Product  Delays  and  Errors.

We have experienced development delays and cost overruns associated with its product development. We may encounter such problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our products also may contain undetected errors that could cause adverse publicity, reduced market acceptance of the products, or lawsuits by customers.

Online  Commerce  Security  Risks.

Online commerce and communications depend on the ability to transmit confidential information securely over public networks. Any compromise of our ability to transmit confidential information securely, and costs associated with the prevention or elimination of such problems, could have a material adverse effect on our business.

International  Operations.

We market and sell our products in the United States, Canada, Europe, Asia, South America, Africa and Australia. As such, we are subject to the normal risks of doing business abroad. Risks include unexpected changes in regulatory requirements, export and import restrictions, tariffs and trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, potential adverse tax consequences, exchange rate fluctuations, increased risks of piracy, limits on the our ability to enforce our intellectual property rights, discontinuity of our infrastructures, limitations on fund transfers and other legal and political risks. Such limitations and interruptions could have a material adverse effect on our business. We do not currently hedge our foreign currency exposures.

Dividend  Policy.

We do not presently intend to pay cash dividends in the foreseeable future, as any earnings, are expected to be retained for use in developing and expanding its business. Our ability to declare dividends will depend on results of operations, cash requirements and future prospects of us and other factors.

The Lack of Assurance That we Will Be Able to Meet Our Future Capital Requirements.

We currently have limited sources of operating cash flows to fund future projects or corporate overhead. We have limited financial resources, and there is no assurance that additional funding will be available. Our ability to continue to operate will be dependent upon our ability to raise significant additional funds in the future.

As Shares of Our Common Stock are Classified as Penny Stock, Investors May Have Difficulty Selling Their Shares.

Our common stock is subject to "penny stock" rules as defined in 1934 Securities and Exchange Act rule 3151-1. The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Our common shares are subject to these penny stock rules. Transaction costs associated with purchases and sales of penny stocks are likely to be higher than those for other securities. Penny stocks generally are equity securities with a price of less than $5.00 (other than

                                  18 of 43
securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

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



ITEM  2.     DESCRIPTION  OF  PROPERTY.

Our head office is located in leased premises at Suite 1040, 1055 West Hastings Street, Vancouver, British Columbia, Canada V6E 2E9. Our principal business operations are carried out from head office. Our leased premises consist of approximately 5,734 square feet. We pay rent of approximately $8,300 Canadian (equal to approximately $5,240 US) per month. The lease is for an eighteen month term expiring February 28, 2004. We consider our leased premises adequate for our current business purposes.


ITEM  3.     LEGAL  PROCEEDINGS.

Destiny Software Productions Inc, our wholly-owned subsidiary, has commenced legal proceedings against Impatica.com Inc. as defendant in the Supreme Court of British Columbia, Canada for payment of approximately $512,500 in unpaid technology licensing fees. During November, 2000 we agreed to license our Clipstream(TM) and Videoclipstream(TM) technology to Impatica in return for a $675,000 license fee. The agreement called for payment of that fee in three installments against delivery of the technology in three phases. The technology was delivered and we received the first two payments totaling $162,500, but Impatica has defaulted in paying the last $62,500 in cash and delivering the 200,000 Impatica shares which were to make up the balance of the purchase price. It is our position that Impatica has repudiated the licensing agreement and that the unpaid license fees totaling $512,500 are a debt owing by Impatica to Destiny. The outstanding balance has not been booked as revenue or elsewhere in our financial statements. The Writ of Summons was filed in the BC Supreme Court on June 6, 2001. The S.C.B.C. Registry No. is S013166. The defendant has denied liability to Destiny Software on the basis that the license agreement was not formalized and that funds were advanced on an alleged "good faith" agreement. The defendant has filed a counter-claim against Destiny Software seeking return of the $162,500 advanced to us on the alleged "good faith" agreement based on the defendant's allegation that the technology did not perform as represented.

On April 4, 2002, Sanderson Business Resources Ltd., a private company owned and operated by a Mr. Alf Sanderson, our former chief financial officer, filed a claim against us and Destiny Software Productions alleging breach of an engagement agreement. The plaintiff is seeking judgment for the sum


                                  19 of 43
of CDN $23,701.62 for outstanding invoices that are alleged to be owing pursuant to the engagement agreement. In addition, the plaintiff is claiming judgment for the sum of CDN $300,000 pursuant to a term of the engagement agreement that allegedly obligated us to pay a fee CDN $300,000 if the plaintiff secured an equity placement of CDN $1,500,000. The plaintiff is also seeking an order that we issue to the plaintiff 120,000 fully vested stock options exercisable at the price of USD $0.25, plus general and special damages. We have filed a statement of defence denying liability in this proceeding. We maintain that no equity private placement was ever secured by the plaintiff that would require us to pay any amount to the plaintiff. We have also filed a counterclaim against Sanderson Business Resources and Mr. Alf Sanderson, the principal of Sanderson Business Resources and our former chief financial officer. We claim that Mr. Sanderson and Sanderson Business Resources breached their contractual and fiduciary duties to us, which breaches included misappropriation of funds and corporate assets, and are liable to us for damages. Our policy is to provide for costs related to contingencies when a loss is probable and the amount reasonably determinable. It is the opinion of management, based in part on advice of legal counsel, that the ultimate resolution of this contingency will not have a material adverse affect on our financial condition. The writ of summons was filed in the British Columbia Supreme Court on April 4, 2002. The S.C.B.C Registry No. is S021906.

On April 22, 2002, David Lawrence, our former chief executive officer, filed a claim against us and Destiny Software Productions for breach of an employment contract and for negligent misrepresentations in connection with investments made by Mr. Lawrence in our common stock. Mr. Lawrence is claiming wrongful dismissal without just cause and without reasonable notice, contrary to the terms of the management agreement between us and Mr. Lawrence. Mr. Lawrence is also claiming damages arising from alleged negligent misrepresentations in connection investments in the total amount of $185,000 made by Mr. Lawrence completed by private placements in our common stock. In addition to damages for wrongful dismissal and damages for negligent misrepresentation, Mr. Lawrence is claiming CDN $61,269.19 Canadian for unpaid salary and expenses, $16,299.83 for expenses, interest pursuant to the Court Order Interest Act, R.S.B.C. 1996, c.76 and costs. We have filed a statement of defence in this legal proceeding. We claim that Mr. Lawrence breached his contractual duties and fiduciary duties to us as an officer and as a consequence he was dismissed for cause. We have also denied that any misrepresentations were made by us to Mr. Lawrence. We have also filed a counterclaim against Mr. Lawrence for damages arising by reason of Mr. Lawrence's breaches of his fiduciary and contractual duties to us. No amounts have been recorded in our financial statements at August 31, 2002 as it is too early to assess a probable outcome. Any adjustments to the amounts recognized will be recorded when determinable. It is the opinion of management, based in part on advice of legal counsel, the ultimate resolution of this contingency will not have a material adverse affect on our financial condition. The Writ of Summons was file in the BC Supreme Court on April 22, 2002. The S.C.B.C. Registry No. is S022205.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending August 31, 2002.


                                  20 of 43

                                     PART II


ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Market  Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol DSNY. The first day on which the Company's shares were traded under the stock symbol DSNY was June 26, 2000. The high and the low trades for our shares for each quarter of actual trading were:





                      QUARTER              HIGH ($)  LOW ($)
                      3rd Quarter 2000     $1.56     $0.59
                      ----------------     -----     -----
                      4th Quarter 2000     $0.62     $0.14
                      ----------------     -----     -----
                      1st Quarter 2001     $0.62     $0.14
                      ----------------     -----     -----
                      2nd Quarter 2001     $0.31     $0.10
                      ----------------     -----     -----
                      3rd Quarter 2001     $0.17     $0.07
                      ----------------     -----     -----
                      4th Quarter 2001     $0.19     $0.07
                      ----------------     -----     -----
                      1st Quarter 2002     $0.26     $0.11
                      ----------------     -----     -----
                      2nd Quarter 2002     $0.19     $0.12
                      ----------------     -----     -----
                      3rd Quarter 2002     $0.18     $0.08
                      ----------------     -----     -----
                      4th Quarter 2002
                      (to date)            $0.14     $0.07
                      ----------------     -----     -----

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders  of  Common  Stock

As of October 31, 2002, we had 30,555,903 shares of our common stock outstanding and there were 106 registered shareholders of our common stock.

Dividends

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

Recent  Sales  of  Unregistered  Securities

During our fiscal year ended August 31, 2002, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the "Securities Act"):

On September 12, 2001, we issued 250,000 shares of our common stock to Mr. David Lawrence, our former chief executive officer. These shares were issued to Mr. Lawrence based on an average deemed price of $0.1275 per share as payment to Mr. Lawrence of accrued but unpaid management fees in the amount of $31,875. The shares were issued pursuant to Section 4(2) of the Securities Act.


                                  21 of 43

On September 12, 2001, we issued 113,605 shares of our common stock to Sanderson Business Resources, a private company owned by Alf Sanderson, our former chief financial officer. These shares were issued based on a deemed price of $0.11 per share based on the market price for our common stock as payment to Sanderson Business Resources of accrued but unpaid consulting fees in the amount of $12,497. The shares were issued pursuant to Section 4(2) of the Securities Act.

On September 21, 2001, we issued 353,930 shares of our common stock to Mr. Steven Vestergaard, our president and chief executive officer. These shares were issued to Mr. Vestergaard based on a deemed price of $0.11 per share as payment to Mr. Vestergaard of accrued but unpaid salary in the amount of $38,932. This salary was accrued in our fiscal year ended August 31, 2001. The shares were issued pursuant to Section 4(2) of the Securities Act.

On September 21, 2001, we issued 271,010 shares of our common stock to Mr. Edward Kolic, a director and our former chief operating officer. These shares were issued to Mr. Kolic based on a deemed price of $0.11 per share as payment to Mr. Kolic of accrued but unpaid salary in the amount of $29,811. This salary was accrued in our fiscal year ended August 31, 2001. The shares were issued pursuant to Section 4(2) of the Securities Act.

On October 4, 2001, we issued 250,000 shares of our common stock to Mr. Ernest Anderson, a former consultant. These shares were issued to Mr. Anderson in consideration for services to be provided by Mr. Anderson. These services were not provided and we have taken the position with Mr. Anderson that no consideration for the shares has been received and the shares are forfeitable and are to be returned to us for cancellation. Mr. Anderson has disputed his obligation to return the shares. The shares were issued pursuant to Section 4(2) of the Securities Act.

On October 11, 2001, we issued 100,000 units to a private investor at a price of $0.10 per unit. Each unit consisted of one share of common stock and one share purchase warrant. Each warrant entitled the investor to purchase one additional share of our common stock at a price of $0.25 per share until May 31, 2002. The proceeds for the private placement were received on May 25, 2001. These securities were issued pursuant to Section 4(2) of the 1933 Act.

On November 30, 2001, we issued 125,000 shares of our common stock to Mr. David Lawrence, our former chief executive officer. These shares were issued to Mr. Lawrence based on a deemed price of $0.12 per share as payment to Mr. Lawrence of accrued but unpaid management fees for our first quarter in the amount of $15,000. The deemed price of $0.12 per share was based on the market price for our common stock. The shares were issued pursuant to Section 4(2) of the Securities Act.

On July 11, 2002, we completed an offering of 100,000 shares of our common stock at a price of $0.10 per share to one non-U.S. purchaser for total proceeds of $10,000. We completed the offering pursuant to Rule 903 of Regulation S of the Securities Act. A finder's fee of $1,000 was paid by us. The certificates representing the shares were endorsed with a legend confirming their restrictive status pursuant to the Securities Act.



On July 11, 2002, we issued 140,000 shares of our common stock to Mr. John Gammack, one of our consultants. These shares were issued to Mr. Gammack based on a deemed price of $0.12 per share as payment to Mr. Gammack to settle outstanding accounts payable for services provided during the year. We recorded a loss on debt settlement of $2,800 representing the excess of the market value of the common shares at the date of settlement over the carrying value of debt. The shares were issued pursuant to Section 4(2) of the Securities Act.

On July 17, 2002, we completed an offering of 500,000 shares of our common stock at a price of $0.10 per share to one non-U.S. purchaser for total proceeds of $50,000. We completed the offering pursuant to Rule 903 of Regulation S of the Securities Act. A finder's fee of $5,000 was paid by us. The certificates representing the shares were endorsed with a legend confirming their restrictive status


                                  22 of 43
pursuant to the Securities Act. The certificates representing these shares were issued subsequent to August 31, 2002 and accordingly the investment was recorded as common stock issuable on our balance sheet as of August 31, 2002.


ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

The following discussion of our financial condition and our subsidiaries and our results of operations should be read together with the consolidated financial statements and related notes that are included later in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors" or in other parts of this Annual Report on Form 10-KSB.


RESULTS  OF  OPERATIONS

Revenue

Our  revenues  increased  to  $769,326  for  the year ended August 31, 2002 from
$345,653 for the year ended August 31, 2001, representing an increase of $423,673 or 123%. Approximately 95% of our revenues are derived from sales of our Clipstream(TM) software, with the balance being comprised of sales of our RadioDestiny Broadcaster(TM) software. For sales of our Clipstream(TM) software, our revenues are primarily attributable to revenues from license fees. Revenues associated with maintenance agreements for our Clipstream(TM) software, which include updates, upgrades, support and training services, accounted for approximately 20% of our Clipstream(TM) revenues.

The increase in our revenues is primarily attributable to substantial increases in the sales of our Clipstream(TM) java-based audio and video streaming software products. This increase in revenues was broadly spread across revenues from advertising, white labels and OEM's, partner fees, corporate intranets, portals and other licensing opportunities. We believe the increase in sales of our Clipstream(TM) software products is the result of our assembly of a core sales group in fiscal 2002 combined with by the market acceptance of our Clipstream(TM) software products. We believe that market acceptance has been the result of consumer recognition of the Clipstream(TM) brand as an affordable solution and viable alternative to the products being offered by our competitors.

We were able to achieve this significant increase in revenues from fiscal 2001 even though our sales expense has fallen. The reason for this is that we were able to achieve higher sales levels from each of our sales representatives and higher average revenues from license sales. In fiscal 2001, we did a lot of discounting of software prices in order to establish "beach head" accounts in each market vertical in order that we could use establish references and market share. We believe this pricing strategy is no longer necessary due to our current presence in the market. Most of our new licensing arrangements are at higher sales prices than in fiscal 2001.


We also experienced increased revenues in fiscal 2002 from customers who renewed Clipstream(TM) licenses originally purchased in fiscal 2001 are renewing their agreements. We believe that we will continue to have a high level with opportunities for recurring service revenues which may include video encoding services, custom development, custom skinning, development of email campaigns and hosting.

We plan to focus our sales and marketing efforts on our Clipstream(TM) software products during 2003. Our plan is to continue to work closely with both current customers and potential customers with the objective of raising market awareness of our products and ensuring greater consumer adoption of our


                                  23 of 43
products with resulting higher revenues. We also anticipate that we will commence earning revenues from the PirateRadio(TM) software suite during the second quarter of fiscal 2003. However, this product suite is unproven in the market and there is no assurance significant sales will be achieved.

Operating  Expenses

General and Administrative. Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures. General and administrative costs decreased to $456,827 for the year ended August 31, 2002 from $526,256 for the year ended August 31, 2001, a decrease of $69,429 or 13%. The decrease is primarily due the concerted efforts of our management to reduce all unnecessary expenditures. We have encouraged all departments to scrutinize expenditures and pursue favorable arrangements with key suppliers where possible.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. Sales and marketing costs were $525,125 for the year ended August 31, 2002 from $584,041 for the year ended August 31, 2001, representing a decrease of $58,916 or 10%. The decrease is primarily due to the reduction of travel costs incurred and associated expenses including meals and entertainment. We elected to not attend various tradeshows and instead focus our efforts on direct contact with key personnel of potentially strategic customers. Sales and marketing expenses may increase for 2003 due to our continued focus on marketing the Clipstream(TM) software products and our launch of the PrivateRadio(TM) software suite.

Research  and  Development.  Research and development costs consist primarily of salaries and related personnel costs including overhead, and consulting fees with respect to product development and deployment. Research and development costs decreased to $244,074 for the year ended August 31, 2002 from $519,040 for the year ended August 31, 2001, representing a decrease of $274,966 or 53%. Fiscal 2002 marked a transitional year for us as we moved from being a developmental stage enterprise to that of an operational and mature company as we achieved significant increases in sales of our Clipstream(TM) software products. As a result of this transition, our expenditures on research and development decreased. While expenditures have decreased, we plan to continue to be focused on the research and development of streaming media products. However, we have made the determination to focus our efforts on the sales, marketing and distribution of our industry leading Clipstream(TM) technology in order to increase our revenues and decrease our reliance on continued financings. We have seen our products enjoy mainstream acceptance amongst early adopters of technology and have committed ourselves to increasing our market position through focused efforts in sales and marketing. We anticipate maintaining research and development expenses at current levels through fiscal 2003.

Depreciation and amortization. Depreciation and amortization expenses arose from fixed assets, other assets, intellectual property and goodwill. Depreciation and amortization decreased to $101,437 for the year ended August 31, 2002 from $256,573 for the year ended August 31, 2001, a decrease of $155,136 or 60%. The decrease in depreciation and amortization is due to the lower average net book value of fixed assets as a result of limited additions made during the fiscal year.

Other  Expenses  and  Income

Interest expense increased $1,119 from $3,033 for the year ended August 31, 2001 to $4,152 for the year ended August 31, 2002. Interest and other income decreased $10,724 from $15,170 for the year ended August 31, 2001 to $4,446 for the year ended August 31, 2002. Loss on debt settlement decreased $25,949 from $28,749 for the year ended August 31, 2001 to $2,800 for the year ended August 31, 2002. This loss represents the excess of the market value of the common shares, issued to settle various accounts, at the date of settlement over the carrying value of the debt.

                                  24 of 43

Other  Expenses  Incurred

We recorded a gain of $182,955 resulting from the disposition of Wonderfall Productions Inc., a former subsidiary, on August 27, 2002 to an unrelated party. The gain substantially represents the excess of liabilities assumed by the purchaser over the carrying value of assets properly recorded in our accounts.
 The cash consideration for the sale was $250. We determined to dispose of Wonderfall Productions in order to ensure we were focusing our management and financial resources on our core business competences including the sales and marketing of our Clipstream(TM) java-based audio and video technology.

Losses

Our loss from operations decreased to $558,137 for the year ended August 31, 2002 from $1,540,257 for the year ended August 31, 2001, representing a decrease of $982,120 or 64%. Our loss decreased to $377,688 for the year ended August 31, 2002 from $1,556,869 for the year ended August 31, 2001, representing a decrease of $1,179,181 or 76%. The decreases to our loss from operations and loss for the year are the result of our increased revenues and decreased operating costs and are reflective of our transition from a technology development company to a technology sales and development company.

For our fiscal year ending August 31, 2003, our management plans on concentrating its efforts in the following areas in order to achieve profitability:

1. Continuing to increase sales of the Clipstream(TM) technology by undertaking marketing the "Clipstream(TM)" java based streaming solution. Development has been completed and we are now embarking on a marketing and sales program to fully exploit and maximize revenue from this product. Our sales group includes both inside and outside sales and a network of ninety resellers in eleven countries. License agreements and partnership opportunities will be sought with larger content providers, aggregators and resellers.

2. Maintaining tight control over expenses as the company expands its operations.

We will have to raise additional funds to complete our business plan due to our significant working capital deficit. Our goal is to obtain these funds through an optimal mix of internal and external financing opportunities including cash flows from operations, strategic partnerships and equity financings. There is no assurance that we will achieve the required financing.


LIQUIDITY  AND  FINANCIAL  CONDITION

We had cash of $20,997 as at August 31, 2002 compared to cash of $30,443 as at August 31, 2002. We had a working capital deficiency of $879,171 as at August 31, 2002 compared to a working capital deficiency of $696,917 as at August 31, 2001. We had a shareholders' deficiency of $696,202 as at August 31, 2002 compared to a shareholders' deficiency of $526,517 as at August 31, 2001.

Working  Capital  Deficiency

The increase in our working capital deficiency is directly attributable to increases in accounts payable and accrued liabilities, demand loans and the current portion of deferred revenues. These increases have been offset by the extinguishment of the current portion of long-term debt.

Our accounts payable and accrued liabilities increased to $516,710 as at August 31, 2002 from $388,277 at August 31, 2001, representing an increase of $128,433 or 33%. The increase in our accounts payable and accrued liabilities reflects our current inability to finance our operations from current product revenues.

                                  25 of 43

Our loans payable increased to $292,291 as at August 31, 2002 from $100,000 as at August 31, 2001. These loans are from three of our shareholders and are unsecured, non-interest bearing and are due on demand. We anticipate conversion of $192,291 of the loans payable into equity at prices based on the market price of our common stock. However, no firm arrangements have been made for such a conversion.


Our current deferred revenues increased to $229,469 as at August 31, 2002 from $156,657 as at August 31, 2001, representing an increase of $72,812 or 46%. The increase in deferred revenue is consistent with the increase in our sales of software products. We recognize deferred revenue in compliance with Statement of Position No. 97-2 "Software Revenue Recognition", as referred to in the notes to our audited financial statements and as discussed below under the heading "Critical Accounting Policies". Deferred revenues reflect cash received in advance of meeting the revenue recognition criteria as described in the notes to the financial statements. Deferred revenues result if we complete sales of our software products when significant post-delivery obligations exist. In this case, revenue is deferred until we complete the post-delivery obligations. Cash that we receive in advance of meeting the revenue recognition criteria is recorded as a deferred revenue liability.

Cash  Flows

Net cash used in operating activities decreased to $218,272 for the year ended August 31, 2002 compared to $419,897, representing a decrease of $201,625 or 48%. The cash used in operating activities was off-set by net cash provided by financing activities in the amount of $245,241 for the year ended August 31, 2002 compared to $394,250 for the year ended August 31, 2001.

We have financed our operations to date primarily through the sale of equity securities and borrowings from shareholders. When possible, we have issued common stock for services and debt settlement. We continued these financing activities through the year ended August 31, 2002 as our revenues to date have provided insufficient funding for our working capital requirements. Accordingly, we anticipate that we will have to continue to rely on funding from private placements, cash flows and other offerings in order to finance our future operating costs.

We relied on issuances of our common stock in order to pay a portion of the salary and consulting fees payable to our officers, directors, employees and consultants during the year ended August 31, 2002. We have completed these share issuances due to the insufficiency of our cash flows from revenues and financing activities to pay for all of our operating costs. These share issuances included the following:

1. We issued 363,605 common shares to certain of our officers for services rendered prior to August 31, 2001. A compensation expense of $44,372 related to these services was fully accrued for as at August 31, 2001. We issued an additional 125,000 common shares at $15,000 for services during the year ended August 31, 2002 for an aggregate total of 488,605 shares.

2. We issued 624,940 common shares to certain of our officers in settlement of $68,743 of outstanding accounts payable and accrued liabilities.

3. We issued 140,000 common shares having a market value of $16,800 to settle outstanding accounts payable to one of our consultants. We recorded a loss on the debt settlement of $2,800, representing the excess of the market value of the common shares at the date of settlement over the carrying value of the debt.

In addition, we completed the following issuances of our common stock during the year ended August 31, 2002 in respect of our financing activities:

1. We issued 100,000 common shares for proceeds of $10,000 received prior to August 31, 2001.

                                  26 of 43

2. We issued 100,000 common shares on a private placement at $0.10 per share for proceeds of $10,000.

3. We received $50,000 in respect of a private placement at $0.10 per share for proceeds of $50,000. The shares for this private placement were issued subsequent to August 31, 2002.

Going  Concern

We have incurred recurring losses from operations and we have a working capital deficiency. As a result, substantial doubt exists about its ability to continue as a going concern. Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful. If it is not, we will be required to reduce operations or liquidate assets. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our financial statements included with this Annual Report on Form 10-KSB.


CRITICAL  ACCOUNTING  POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingent liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

The following critical accounting policies affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

- The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations.


-     We  recognize revenue when there is persuasive evidence of an arrangement,

delivery has occurred, the fee is fixed or determinable, collection is reasonably assured, and there are no substantive performance obligations remaining. Our revenue recognition policies are in conformity with AICPA's Statement of Position No. 97-2, "Software Revenue Recognition", as amended ("SOP 97-2). We generate revenue from software arrangements involving multiple element sales arrangements. Revenue is allocated to each element of the arrangement based on the relative fair value of the elements and is recognized as each element is delivered and we have no significant remaining performance obligations. If evidence of fair value for each element does not exist, all revenue from the arrangement is recognized over the term of the arrangement. To-date, evidence of fair value for each element has not been available on sales arrangements. Changes in our business priorities or model in the future could materially impact our reported revenue and cash flow. Although such changes are not currently contemplated, they could be required in response to industry or customer developments.




                                  27 of 43

ITEM  7.     FINANCIAL  STATEMENTS.

Index to Audited Consolidated Financial Statements for the Year Ended August 31, 2002:

1.   Auditors'  Report;

2.   Consolidated  Balance  Sheets  as  at  August  31,  2002  and  2001;

3. Consolidated Statement of Operations for the Years ended August 31, 2002 and 2001;

4. Consolidated Statement of Stockholders' Deficiency and Comprehensive Loss for the Years ended August 31, 2002 and 2001;

5. Consolidated Statement of Cash Flows for the Years ended August 31, 2002 and 2001;

6.   Notes  to  Consolidated  Financial  Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not  applicable.



                                  28 of 43

                        Consolidated Financial Statements
                        (Expressed in United States dollars)

                        DESTINY MEDIA TECHNOLOGIES INC.

                        Years ended August 31, 2002 and 2001
kpmg

          KPMG LLP                                     Telephone  (604) 691-3000
          Chartered Accountants                        Telefax  (604) 691-3031
          Box 10426, 777 Dunsmuir Street               www.kpmg.ca
          Vancouver BC  V7Y 1K3
          Canada



INDEPENDENT  AUDITORS'  REPORT

The  Board  of  Directors  and  Stockholders
Destiny  Media  Technologies  Inc.

We have audited the consolidated balance sheets of Destiny Media Technologies Inc. as of August 31, 2002 and 2001 and the consolidated statements of operations, stockholders' deficiency and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destiny Media Technologies Inc. as of August 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in note 3(o) to the financial statements, the Company changed its method of accounting for losses on the extinguishment of debt.

/s/ "KPMG LLP"

Chartered Accountants

Vancouver, Canada
October 11, 2002



[[[[ KPMG LLP, a Canadian owned limited liability partnership established under the laws of Ontario, is the Canadian member firm of KPMG International, a Swiss nonoperating association.

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

August 31, 2002 and 2001


--------------------------------------------------------------------------------
                                                            2002         2001
--------------------------------------------------------------------------------
Assets

Current assets:
  Cash                                                $    20,997   $    30,443
  Short-term investments                                    7,016         7,022
  Accounts receivable, net of allowance for
   doubtful accounts of 19,626 (2001 - $719)               74,824        62,981
  Prepaid expenses                                         56,497        11,946
--------------------------------------------------------------------------------
  Total current assets                                    159,334       112,392

Other assets, net of accumulated amortization
 of 19,717 (2001 - $5,959)                                 34,595        29,862

Note receivable (note 5)                                   99,946        99,946

Equipment (note 6)                                         72,986        94,494

Intellectual property, net of accumulated
 amortization of $156,892 (2001 - $137,293)                     -        19,599

Goodwill, net of accumulated amortization
 of $272,258 (2001 - $240,850)                                  -        34,408
--------------------------------------------------------------------------------

                                                      $   366,861   $   390,701
================================================================================

Liabilities and Stockholders' Deficiency

Current liabilities
  Accounts payable and accrued liabilities            $   516,710   $   388,277
  Related party payable (note 7)                               35         1,352
  Loans payable (note 8)                                  292,291       100,000
  Deferred revenue                                        229,469       156,657
  Current portion of long-term debt (note 9)                    -       163,023
--------------------------------------------------------------------------------
  Total current liabilities                             1,038,505       809,309

Long-term debt (note 9)                                         -        22,320

Deferred revenue                                           24,558        85,589

Stockholders' deficiency:
  Common stock, par value $0.001
    Authorized:  100,000,000 shares
    Issued and outstanding:  28,730,903 shares
     (2001 - 27,177,358)                                   28,382        26,928
    Issued and held in escrow:  250,000 shares
     (note 10(a)(i))
    Issued and contingently returnable:
     100,000 shares (note 10(a)(v))
  Common stock issuable                                    50,000        54,372
  Additional paid-in capital                            2,828,580     2,648,018
  Deferred stock compensation                             (18,093)      (44,931)
  Deficit                                              (3,574,786)   (3,197,098)
  Accumulated other comprehensive loss                    (10,285)      (13,806)
--------------------------------------------------------------------------------
  Total stockholders' deficiency                         (696,202)     (526,517)
--------------------------------------------------------------------------------

Total liabilities and stockholders' deficiency        $   366,861   $   390,701
================================================================================

Continuing operations (note 2)
Commitments and contingencies (notes 12 and 13)
Subsequent events (note 16)


See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Statements of Operations
(Expressed in United States dollars)

Years ended August 31, 2002 and 2001


------------------------------------------------------------------------
                                                  2002          2001
------------------------------------------------------------------------


Revenue                                       $   769,326   $   345,653

Operating expenses:
  General and administrative                      456,827       526,256
  Sales and marketing                             525,125       584,041
  Research and development                        244,074       519,040
  Depreciation and amortization                   101,437       256,573
------------------------------------------------------------------------
                                                1,327,463     1,885,910
------------------------------------------------------------------------

Loss from operations                             (558,137)   (1,540,257)

Interest expense                                   (4,152)       (3,033)
Interest and other income                           4,446        15,170
Loss on debt settlement (note 10(a)(iv))           (2,800)      (28,749)

Gain on sale of subsidiary (note 4)               182,955             -
------------------------------------------------------------------------

Loss for the year                             $  (377,688)  $(1,556,869)
========================================================================

Loss per common share, basic and diluted            (0.01)        (0.06)
========================================================================

Weighted average common shares outstanding,
 basic and diluted                             28,087,085    25,068,025
========================================================================




See accompanying notes to consolidated financial statements.




DESTINY  MEDIA  TECHNOLOGIES  INC.
Consolidated  Statements  of  Stockholders'  Deficiency  and  Comprehensive  Loss
(Expressed  in  United  States  dollars)



------------------------------------------------------------------------------------------------
                                       Common stock      Additional                 Deferred
                                  --------------------    paid-in     Shares         stock
                                    Shares     Amount     capital     issuable    compensation
------------------------------------------------------------------------------------------------

Balance, August 31, 2000          22,501,000   $22,501  $1,986,553   $       -   $     (87,550)

  Loss for the period                      -         -           -           -               -
  Cumulative translation
   adjustment                              -         -           -           -               -
  Comprehensive loss

  Common stock issued for cash
   on private placements           3,571,200     3,571     370,679      10,000               -
  Common stock issued for
   services rendered                 180,158       181      45,119           -               -
  Common stock issued for
   debt settlement                   675,000       675     179,325           -               -
  Common stock issued for
    services to be rendered
     (note 10(a)(v))                 250,000         -           -           -               -
  Common stock issuable                    -         -           -      44,372               -
  Deferred stock compensation              -         -      29,631           -         (29,631)
  Amortization of deferred
   stock compensation                      -         -           -           -          72,250
  Options issued to non-
  employees for services                   -         -      36,711           -               -
------------------------------------------------------------------------------------------------

Balance, August 31, 2001          27,177,358    26,928   2,648,018      54,372         (44,931)

  Loss for the year                        -         -           -           -               -
  Cumulative translation
   adjustment                              -         -           -           -               -
  Comprehensive loss

  Common stock issued for
   services rendered
   (note 10(a)(ii))                  488,605       489      58,883     (44,372)              -
  Common stock issued for
   debt arising in prior year
   (note 10(a)(iii))                 624,940       625      68,118           -               -
  Common stock issued for
   debt arising in current
   year (note 10(a)(iv))             140,000       140      16,660           -               -
  Common stock issued for
   services to be rendered
   (note 10(a)(i))                   250,000         -           -           -               -
  Cancellation of common stock
   issued for services to be
   rendered (note 10(a)(v))         (150,000)        -           -           -               -
  Common stock issued for
   cash on private placement
   (note 10(b)(i) and (ii))          200,000       200      18,800     (10,000)              -
  Common stock issuable for
   cash on private placement
   (note 10(c))                            -         -      (5,000)     50,000               -
  Deferred stock compensation              -         -      10,450           -         (10,450)
  Cancellation of stock options            -         -      (4,142)          -           4,142
  Amortization of deferred stock
   compensation                            -         -           -           -          33,146
  Options issued to non-
  employees for services                   -         -      16,793           -               -
------------------------------------------------------------------------------------------------

Balance, August 31, 2002          28,730,903   $28,382  $2,828,580   $  50,000   $     (18,093)
================================================================================================


------------------------------------------------------------------------------
                                                                    Total
                                                 Cumulative      stockholders'
                                                 translation       equity
                                    Deficit      adjustment      (deficiency)
------------------------------------------------------------------------------

Balance, August 31, 2000          $(1,640,229)   $    (8,272)    $    273,003

  Loss for the period              (1,556,869)             -       (1,556,869)
  Cumulative translation
   adjustment                               -         (5,534)          (5,534)
                                                                 -------------
  Comprehensive loss                                               (1,289,400)

  Common stock issued for cash
   on private placements                    -              -          384,250
  Common stock issued for
   services rendered                        -              -           45,300
  Common stock issued for
   debt settlement                          -              -          180,000
  Common stock issued for
    services to be rendered
     (note 10(a)(v))                        -              -                -
  Common stock issuable                     -              -           44,372
  Deferred stock compensation               -              -                -
  Amortization of deferred
   stock compensation                       -              -           72,250
  Options issued to non-
  employees for services                    -              -           36,711
------------------------------------------------------------------------------

Balance, August 31, 2001           (3,197,098)       (13,806)        (526,517)


  Loss for the year                  (377,688)             -         (377,688)
  Cumulative translation
   adjustment                               -          3,521            3,521
                                                                 -------------
  Comprehensive loss                                                 (900,684)

  Common stock issued for
   services rendered
   (note 10(a)(ii))                         -              -           15,000
  Common stock issued for
   debt arising in prior year
   (note 10(a)(iii))                        -              -           68,743
  Common stock issued for
   debt arising in current
   year (note 10(a)(iv))                    -              -           16,800
  Common stock issued for


   services to be rendered
   (note 10(a)(i))                          -              -                -
  Cancellation of common stock
   issued for services to be
   rendered (note 10(a)(v))                 -              -                -

  Common stock issued for
   cash on private placement
   (note 10(b)(i) and (ii))                 -              -            9,000
  Common stock issuable for
   cash on private placement
   (note 10(c))                             -              -           45,000
  Deferred stock compensation               -              -                -
  Cancellation of stock options             -              -                -
  Amortization of deferred stock
   compensation                             -              -           33,146
  Options issued to non-
  employees for services                    -              -           16,793
------------------------------------------------------------------------------

Balance, August 31, 2002          $(3,574,786)   $   (10,285)    $   (696,202)
==============================================================================




See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Years ended August 31, 2002 and 2001



--------------------------------------------------------------------------
                                                      2002         2001
--------------------------------------------------------------------------

Cash flows from operating activities:
  Loss for the year                               $(377,688)  $(1,556,869)
  Items not involving cash:
    Depreciation and amortization                   101,437       256,573
    Shares issuable for services                          -        44,372
    Shares issued for services rendered              15,000        45,300
    Shares issued for debt settlement                85,543       180,000
    Stock-based compensation - employees             33,146        72,250
    Stock-based compensation - non-employees         16,793        36,711
    Interest accrued on term deposit                    (84)         (304)
    Interest accrued on note receivable                   -        11,187
    Gain on sale of subsidiary                     (182,955)            -
  Changes in non-cash working capital:
    Accounts receivable                             (12,543)       16,541
    Prepaid expenses                                (44,705)       11,034
    Accounts payable and accrued liabilities        132,883       221,061
    Deferred revenue                                 14,901       242,247
--------------------------------------------------------------------------
  Net cash used in operating activities            (218,272)     (419,897)

Cash flows from investing activities:
  Purchase of equipment                             (20,478)      (10,276)
  Refund on return of equipment                           -        11,280
  Purchase of other assets                          (10,431)      (34,498)
--------------------------------------------------------------------------
  Net cash used in investments                      (30,909)      (33,494)

Cash flows from financing activities:
  Proceeds from loans payable                       192,291             -
  Proceeds on sale of subsidiary                        250             -
  Common stock issuable, net of agent fees           45,000        10,000
  Net proceeds from issuances of common
   stock and subscriptions                            9,000       384,250
  Amounts paid to related party                      (1,300)            -
--------------------------------------------------------------------------
  Net cash provided by financing activities         245,241       394,250
--------------------------------------------------------------------------

Net increase (decrease) in cash during
 the year                                            (3,940)      (59,141)

Effect of foreign exchange rate changes
 on cash                                             (5,506)       (8,344)

Cash, beginning of year                              30,443        97,928
--------------------------------------------------------------------------

Cash, end of year                                 $  20,997   $    30,443
==========================================================================

Supplementary disclosure:
  Cash paid for:
    Interest                                      $   4,152   $     3,033
    Income tax                                                          -
  Non-cash transactions:
    Stock issued to acquire Destiny
     Software Productions, Inc.,
     net of cash acquired                                 -             -
    Stock issued for settlement of debt              85,543       180,000
    Stock issued for services rendered               15,000        45,300
    Stock issuable for services rendered                  -        44,372
    Deferred stock-based compensation                49,937        66,342
    Advertising obtained through barter
     transaction                                     36,000        36,000

==========================================================================




See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2002 and 2001
--------------------------------------------------------------------------------



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

2.     Continuing  operations:

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities and commitments in the ordinary course of business. At August 31, 2002, the Company has a working capital deficiency of $879,171 and a deficiency of assets to liabilities of $696,202. Operations to date have been primarily financed by long-term debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. Subsequent to August 31, 2002, the Company obtained permission to begin trading on the Third Market Segment of the Berlin Stock Exchange and has commenced presentations in Germany and the UK to attract future potential investors. There can be no assurances that the Company will be successful in raising and/or generating additional cash for operations. If it is not, the Company will be required to reduce operations or liquidate assets. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

3.     Significant  accounting  policies:

These consolidated financial statements have been prepared using generally accepted accounting principles in the United States.

(a)  Principles  of  consolidation:

     The financial statements include the accounts of the Company and its wholly owned subsidiaries, Destiny Software Productions Inc. ("Destiny Software") and Wonderfall Productions Inc. ("Wonderfall"), up to the date of the sale of Wonderfall on August 27, 2002 (see note 4). All intercompany balances and transactions have been eliminated on consolidation.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2002 and 2001
--------------------------------------------------------------------------------



3.     Significant  accounting  policies:

(b)  Basis  of  presentation:

     Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Significant areas requiring the use of estimates include estimating the recoverability of accounts receivable and notes receivable and the valuation of equipment, and other assets. Actual results could differ from those estimates.

(c)  Short-term  investments:

     Short-term investments are carried at market value, which does not materially differ from cost.

(d)  Research  and  development  costs:

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

(e)  Revenue  recognition:

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

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2002 and 2001
--------------------------------------------------------------------------------



3.     Significant  accounting  policies  (continued):

(e)  Revenue  recognition  (continued):

     SOP 97-2 generally requires revenue from software arrangements involving multiple elements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, post-contract customer support, installation, or training and recognized as the element is delivered and the Company has no significant remaining performance obligations. The determination of fair value is based on objective evidence that is specific to the vendor. If evidence of fair value for each element of the arrangement does not exist, and the only outstanding deliverable is post-customer support, all revenue from the arrangement is recognized ratably over the term of the arrangement.

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

     Revenues generated in exchange for advertising services are valued at the fair value of the services exchanged, based on the Company's own historical practice of receiving cash, or other consideration that is readily convertible to known amounts of cash for similar advertising from buyers unrelated in the barter transaction. During the year ended August 31, 2002, the Company recognized $36,000 (2001 - $36,000) of revenue from barter transactions.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2002 and 2001
--------------------------------------------------------------------------------



3.     Significant  accounting  policies  (continued):

(f)  Equipment:

     Equipment is stated at cost. Depreciation is calculated using the declining balance method at the following annual rates, commencing upon utilization of the assets:

     ---------------------------------------------------------------
     Asset                                                     Rate
     ---------------------------------------------------------------
     Furniture and fixtures                                     20%
     Computer hardware                                          30%
     Computer software                                          50%

--------------------------------------------------------------------------------

     Leasehold improvements are amortized on a straight-line basis over the term of the lease.

(g)  Intellectual  property:

     Intellectual property represents the technologies, which were acquired on the acquisition of Destiny Software and are carried at cost less accumulated amortization. Amortization is provided on a straight-line basis over the estimated period of benefit being two years. As of August 31, 2002, all amounts have been fully amortized.

(h)  Goodwill:

     Goodwill  represents  the  excess  of  the  cost  of acquisition of Destiny
     Software over the fair market value of the net identifiable assets acquired. These amounts are amortized on a straight-line basis over the estimated period of benefit being two years. As of August 31, 2002, all amounts have been fully amortized.

(i)  Other  assets:

     Other assets consist of domain names, trademarks and patents and are being amortized straight-line over three years.

(j)  Impairment  of  long-lived  assets:

     The Company assesses the recoverability of its long-lived assets by determining whether the carrying value of the long-lived assets can be recovered over their remaining life through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved. Through August 31, 2002, no impairment charges have been recognized.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2002 and 2001
--------------------------------------------------------------------------------



3.     Significant  accounting  policies  (continued):

(k)  Translation  of  foreign  currencies:

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

(l)  Advertising:

     Advertising costs are expensed as incurred and totaled $38,977 and $40,792 during the years ended August 31, 2002 and 2001 respectively.

(m)  Income  taxes:

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

(n)  Stock  option  and  share  purchase  plans:

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

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2002 and 2001
--------------------------------------------------------------------------------



3.     Significant  accounting  policies  (continued):

(n)  Stock  option  and  share  purchase  plans  (continued):

     Deferred compensation expense arises when the employee compensation expense relates to future services. Deferred compensation expense is amortized to income over the service period which generally reflects the vesting period.

(o)  Accounting  change:

     For the year ended August 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 145, ("SFAS 145"), which resulted in a change in the classification of a loss arising on debt settlement as an extraordinary item to an item included within loss from continuing operations.

4.     Disposition:

On August 27, 2002, the Company entered into a binding agreement with an unrelated company, (the "Purchaser") to sell its subsidiary Wonderfall. Under the terms of the agreement, the Company agreed to sell and the Purchaser agreed to purchase all of the issued and outstanding common shares in Wonderfall.

There were no assets owned by Wonderfall. The composition of the liabilities sold are contained in the following table:

   =========================================================================
   Liabilities  assumed:

   Current portion of long-term debt                              $  160,762
   Long-term debt                                                     22,443
   -------------------------------------------------------------------------
   Total liabilities assumed                                         183,205

   Consideration received:
       Cash                                                              250
   -------------------------------------------------------------------------
   Gain on sale of Wonderfall                                     $  182,955
   =========================================================================



5.     Note  receivable:

The note receivable consists of proceeds from short-swing profits owing to the Company by a former director, in accordance with securities regulatory rules in the United States. The note bears interest at a rate of prime plus 1%. The Company has commenced proceedings regarding the collection of the note as the balance plus interest was due on September 8, 2001. As the timing of resolution is uncertain, the principal portion of the note has been classified as a non-current asset in the consolidated balance sheet.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2002 and 2001
--------------------------------------------------------------------------------



6.     Equipment

  ======================================================================
                                             Accumulated
                                           depreciation and     Net book
  2002                             Cost      amortization         value
  ----------------------------------------------------------------------
  Furniture and fixtures        $ 52,570      $ 25,548         $ 27,022
  Computer hardware              106,933        67,872           39,061
  Computer software               15,036        10,189            4,847
  Leasehold improvements           7,769         5,713            2,056
  ----------------------------------------------------------------------
                                $182,308      $109,322         $ 72,986
  ======================================================================



  ======================================================================
                                             Accumulated
                                           depreciation and     Net book
  2001                             Cost      amortization         value
  ----------------------------------------------------------------------
  Furniture and fixtures        $ 53,256      $ 19,692         $ 33,564
  Computer hardware              102,397        52,608           49,789
  Computer software               12,696         6,815            5,881
  Leasehold improvements           5,771           511            5,260
  ----------------------------------------------------------------------
                                $174,120      $ 79,626         $ 94,494
  ======================================================================


7.     Related party payable:


  =============================================================================
                                                            2002         2001
  -----------------------------------------------------------------------------
  Loan payable, due to a shareholder, unsecured,
    non-interest bearing, due on demand                 $       35  $    1,352
  =============================================================================


8.     Loans payable:


  =============================================================================
                                                            2002         2001
  -----------------------------------------------------------------------------
  Loan payable, due to a shareholder, unsecured,
    non-interest bearing, due on demand                 $  168,291  $        -

  Loan payable, due to a shareholder, unsecured,
    non-interest bearing, due on demand                     24,000           -

  Loan payable, due to a shareholder, unsecured,
    non-interest bearing, due on demand                    100,000     100,000
  -----------------------------------------------------------------------------
                                                        $  292,291  $  100,000
  =============================================================================

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2002 and 2001

--------------------------------------------------------------------------------

9.     Long-term debt:


  =============================================================================
                                                             2002        2001
  -----------------------------------------------------------------------------
  Amount is non-interest bearing and repayable
   in twelve monthly instalments commencing on
   September 30, 2001                                   $        -  $   81,450

  Full amount is repayable at the earlier of:
   (a) the first day of production work of a final
   version of Mission to Mars ("Production One")
   and (b) the sale, transfer, assignment,
   reassignment or other disposition of Production
   One.  Interest is payable on any balance
   outstanding from the date that the amount
   becomes repayable at prime plus 2%.                           -      45,228

  Full amount is repayable at the earlier of:
   (a) the first day of production work of a final
   version of Penitentiary ("Production Two") and
   (b) the sale, transfer, assignment, reassignment
   or other disposition of Production Two.  Interest
   is payable on any balance outstanding from the
   date that the amount becomes repayable at prime
   plus 2%.                                                      -      36,345

  Other                                                          -      22,320
  -----------------------------------------------------------------------------
                                                                 -     185,343
  Current portion                                                -    (163,023)
  -----------------------------------------------------------------------------
                                                        $        -  $   22,320
  =============================================================================


All long-term debt was disposed of as part of the disposition of Wonderfall Productions Inc. (note 4).

10.     Share  capital:

(a)  Non-cash  consideration:

     Shares issued for non-cash consideration have been valued at their market value at the date the services are provided.

     (i) During the year ended August 31, 2002, 250,000 common shares were issued to a consultant and were held in escrow for future financing services. Management has not recorded any compensation under this contract as no services have been provided as at year end. The shares are contingently returnable to the Company in the event the services are not performed under the contact.

    (ii) During the year ended August 31, 2002, the Company issued 363,605 common shares to officers of the Company for services rendered prior to August 31, 2001. Compensation expense related to these services was recorded in 2001. The Company further issued 125,000 common shares with a fair market value of $15,000 for services rendered during the year ended August 31, 2002 and recorded the compensation expense relating to these services in the same period.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2002 and 2001
--------------------------------------------------------------------------------

10.     Share  capital  (continued):

(a)  Non-cash  consideration  (continued):

   (iii) During the year ended August 31, 2002, the Company issued 624,940 common shares to officers of the Company in settlement of $68,743 of outstanding accounts payable and accrued liabilities of the Company. No gain or loss on settlement of debt resulted from these debt settlement transactions.

    (iv) During the year ended August 31, 2002, the Company issued 140,000 common shares with a market value of $16,800 to settle outstanding accounts payable to an agent of the Company for finance considerations received during the year. The Company recorded a loss on debt settlement of $2,800, representing the excess of the market value of the common shares at the date of settlement over the carrying value of the debt.

     (v) During the year ended August 31, 2001, 250,000 common shares were issued from treasury for payment on a consulting agreement for future licensing and financing services. Management has not recorded any compensation under this contract, as no services, have been performed to date. Management believes that 100,000 common shares, which are being held by the contractor, are forfeitable and has requested that the common shares be returned to the Company for non-performance under the contract. The contractor is disputing the obligation to return the shares. The remaining 150,000 common shares issued from treasury under this contract have been cancelled by the Company during the year ended August 31, 2002.

(b)  Common  shares  issued  for  cash:

     (i) During the year ended August 31, 2002, 100,000 common shares were issued from shares reserved for issuance relating to proceeds on a private placement received by the Company prior to August 31, 2001.

     (ii) On July 11, 2002, the Company completed a private placement, which consisted of the issuance of 100,000 common shares at a price of $0.10 per share.

          In connection with this offering, the Company agreed to pay agent's finders fees of $1,000. These fees are directly related to the private placement and have been offset against paid-in capital at August 31, 2002.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2002 and 2001
--------------------------------------------------------------------------------


10.     Share  capital  (continued):

(c)  Common  shares  issuable:

     On July 17, 2002, the Company completed a private placement, which consisted of the issuance of 500,000 common shares at a price of $0.10 per share. As these shares were not issued until subsequent to year end, the proceeds received from this offering were included in shares issuable as of August 31, 2002.

     In connection with this offering the Company paid an agent's finders fee of $5,000. These fees were directly related to the private placement and have been offset against the proceeds of the offering.

(d)  Stock  option  plan:

     Pursuant to a stock option plan dated October 12, 1999, the Company has reserved 3,750,000 common shares for future issuance under its stock option plan.

     Stock  option  activity  is  presented  below:


  -----------------------------------------------------------------
                                                       Weighted
                                       Number of        average
                                        shares       exercise price
  -----------------------------------------------------------------
  Outstanding, August 31, 2000         2,439,500       $  0.11
    Granted                            1,846,000          0.14
    Exercised                                  -             -
    Forfeited                         (1,317,000)        (0.59)
    Expired                             (450,000)        (0.39)
  -----------------------------------------------------------------
  Outstanding, August 31, 2001         2,518,500          0.40
    Granted                              220,000          0.07
    Exercised                                  -             -
    Forfeited                           (603,000)        (0.54)
    Expired                                    -             -
  -----------------------------------------------------------------
  Outstanding, August 31, 2002         2,135,500       $  0.49
  =================================================================

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2002 and 2001
--------------------------------------------------------------------------------


10.     Share  capital  (continued):

(d)  Stock  option  plan  (continued):

     The following table summarizes information concerning outstanding and exercisable options at August 31, 2002:

--------------------------------------------------------------------------------
                           Options outstanding             Options exercisable

                         Weighted
                         average       Weighted                       Weighted
                         remaining     average                        average
Exercise    Number       contractual   exercise price  Number     exercise price
prices    outstanding  life (in years) per share       exercisable    per share
--------------------------------------------------------------------------------
$ 0.25    1,157,500         3.45       $ 0.19            842,464      $ 0.19
  0.83      240,000         2.11         0.83            240,000        0.83
  1.00      663,000         2.25         0.97            650,880        0.97
  1.80       50,000         2.67         1.80             50,000        1.80
  2.50       25,000         3.08         2.33             23,000        2.33
--------------------------------------------------------------------------------
          2,135,500                                    1,806,344
================================================================================



     At  August  31, 2002, 2,135,500 (2001 - 2,518,500) options had been granted and were outstanding and an additional 1,614,500 shares were available for grant under the Plan.

     Of the total options outstanding at year end, 1,732,500 (2001 - 2,048,000) were granted to employees and 403,000 (2001 - 315,500) were granted to non-employees of the Company. The compensation expense, representing the intrinsic value of the options granted to employees was $33,146 (2001 -
     $72,250), calculated in accordance with APB Opinion No. 25. The compensation expense related to options granted to non-employees was $16,793 (2001 - $36,711), calculated in accordance with SFAS 123.

     During December 2000, the Company cancelled 825,000 options held by Directors and granted replacement options with a lower exercise price. For accounting purposes, these replacement options are accounted for as variable plan options up until the date the awards are exercised, forfeited or expired, whereby compensation expense is recorded to the extent that the market price at the reporting date exceeds the new exercise price. As at

     August 31, 2002, of the original 825,000 options cancelled and re-issued, 385,000 options have been forfeited. No incremental compensation has been recognized for variable options in fiscal year 2002.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2002 and 2001
--------------------------------------------------------------------------------


10.     Share  capital  (continued):

(d)  Stock  option  plan  (continued):

     The Company applies APB Opinion No. 25 in accounting for its employee stock option plan and, accordingly, employee stock compensation cost has been recognized in the financial statements only to the extent of intrinsic value. Had the Company determined compensation cost based on the fair value on the measurement date for its employee stock option plan using the assumptions for the Black-Scholes valuation model described below, the Company's net loss and loss per share for 2002 and 2001 would have increased to the pro forma amounts indicated below:


    ----------------------------------------------------------------------------
                                                          2002          2001
    ----------------------------------------------------------------------------
    Loss for the period:
      As reported                                     $  (377,688)  $(1,556,869)
      Pro forma                                          (439,984)   (1,640,655)
    Loss per share, basic and diluted:
      As reported                                           (0.01)        (0.06)
      Pro forma                                             (0.02)        (0.07)
    ============================================================================

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

    ----------------------------------------------------------------------------
                                                          2002          2001
    ----------------------------------------------------------------------------
    Per share weighted - average fair value of stock
    options granted                                   $      0.13   $      0.29
    Expected dividend yield                                     -             -
    Risk-free interest rate                                   5.5%          5.5%
    Volatility                                                192%          189%
    Expected lives                                     2.00 years    2.01 years
    ============================================================================


11.     Income  taxes:


    ----------------------------------------------------------------------------
                                                          2002          2001
    ----------------------------------------------------------------------------
    Deferred tax assets:
      Net operating loss carry forwards               $ 1,121,883   $ 1,334,482
      Book over tax depreciation                           91,337        36,510
    ----------------------------------------------------------------------------
                                                        1,213,220     1,370,992
    Valuation allowance                                (1,213,220)   (1,362,051)
    ----------------------------------------------------------------------------
    Net deferred tax assets                                     -         8,941
    Deferred tax liabilities:
      Intangible costs                                          -        (8,941)
    ----------------------------------------------------------------------------
                                                      $         -   $         -
    ============================================================================

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2002 and 2001
--------------------------------------------------------------------------------


11.     Income  taxes  (continued):

Based on historical operations, management is not able to demonstrate that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets, before the valuation allowance, reflected on the Company's balance sheet.

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:


  -----------------------------------------------------------------------
                                                      2002         2001
  -----------------------------------------------------------------------
  Tax at U.S. statutory rates                         34.0%         34.0%
  Rate difference in other jurisdictions               1.6%          8.3%
  Change in valuation allowance                      (35.6%)       (42.3%)
  -----------------------------------------------------------------------
  Tax recovery (expense)                                 -             -
  =======================================================================

  The reconciliation of losses from operations by geographic region is as follows:

  -----------------------------------------------------------------------
                                                      2002         2001
  -----------------------------------------------------------------------
  United States                                  $ (70,391)  $  (649,762)
  Canada                                          (307,297)     (907,107)
  -----------------------------------------------------------------------
                                                 $(377,688)  $(1,556,869)
  =======================================================================


12.     Commitment:

The Company leased its premises in Vancouver, Canada under an operating agreement on a month to month basis during the year ended August 31, 2002. In August 2002, the Company moved its facilities and entered into a new operating lease agreement effective as of September 1, 2002 which expires at the end of February 2004.

Under this new operating lease agreement the Company is committed to lease payments for the fiscal years of $63,510 and $31,755 ending 2003 and 2004, respectively.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2002 and 2001
--------------------------------------------------------------------------------


13.     Contingencies:

(a) Destiny Software has commenced legal proceedings against Impatica.com Inc. ("Impatica") for payment of approximately $512,500 in unpaid technology license fees. It is the Company's position that Impatica has repudiated the licensing agreement and that the unpaid license fees totaling $512,500 are a debt owing by Impatica to the Company. The amount that is subject to the legal proceedings has not been recognized in the Company's consolidated financial statements. Impatica has filed a counter claim against Destiny Software alleging breach of contract and seeking return of $162,500 previously paid under this contract. No amounts have been recorded in the financial statements at August 31, 2002 as the outcome of this claim is not determinable.

(b) On April 4, 2002, a company owned and operated by a former employee, filed a claim against the Company, for breach of an employment contract. No amounts have been recorded in the financial statements at August 31, 2002 as the outcome of this claim is not determinable. Any amounts to be recognized will be recorded when determinable.

(c) On April 22, 2002, a former officer of the Company filed a claim against the Company for breach of an employment contract. No amounts have been recorded in the financial statements at August 31, 2002 as the outcome of this claim is not determinable. Any amounts to be recognized will be recorded when determinable.


14.     Financial  instruments:

(a)  Fair  value  disclosures:

     The carrying value of cash, short-term investments, accounts receivable, accounts payable and accrued liabilities, and loans payable approximate their fair values due to the relatively short periods to maturity of the instruments.

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

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended August 31, 2002 and 2001
--------------------------------------------------------------------------------


15.     Segmented  information:

In the opinion of management, the Company operates solely in the digital media software segment, and all revenue from its products and services are made in this segment. Management of the Company makes decisions about allocating resources based on this one operating segment. Substantially, all assets and operations are in Canada. A summary of revenue by region (based on location of customers) is as follows:


     -------------------------------------------------------------
     Years ended August 31,                    2002        2001
     -------------------------------------------------------------
     United States                          $ 423,562   $ 293,805
     Canada                                   137,635      20,494
     Other                                    208,129      31,354
     -------------------------------------------------------------
     Total revenue                          $ 769,326   $ 345,653
     =============================================================


16.     Subsequent  events:

(a) On September 17, 2002, the Company was granted permission to being trading on the Third Market Segment of the Berlin Stock Exchange under the trading symbol "DME".

(b) On September 23, 2002, the Company completed a private placement for cash consideration, which consisted of the issuance of 50,000 common shares at a price of $0.10 per share.

(c) On September 27, 2002, 1,100,000 common shares were issued pursuant to consulting agreements for future licensing and finance services, of which 800,000 was to a shareholder of the Company. The shares will be recorded at their fair value as the services are provided and the shares earned.

(d) On September 27, 2002, 25,000 common shares having a market value of $3,000 to settle outstanding accounts payable and accrued liabilities were issued. The shares will be recorded at their fair value, with any difference between the value of the shares and the amount of the debt being recorded as a gain or loss in the year.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

Our  executive  officers  and directors and their respective ages as of November
26,  2002  are  as  follows:

DIRECTORS:

Name  of  Director     Age
------------------     ---
Steven  Vestergaard     36

Edward  Kolic           41

Lawrence  J.  Langs     41

Yoshitaro  Kumagai      56

Wayne  Koshman          40


EXECUTIVE  OFFICERS:

Name  of  Officer      Age     Office  Held
-----------------              ------------
Steven  Vestergaard     36     President, Chief  Executive  Officer
                               and  Chief Financial  Officer

Edward  Kolic           41     Secretary



Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Steven Vestergaard. Mr. Vestergaard is our president, chief executive officer and chief financial officer and is one of our directors. Mr. Vestergaard has been our chief executive officer from May 1999, when we began negotiations to purchase our operating subsidiary, Destiny Software, from Mr. Vestergaard, to January 2001 and then again from February 2002 to present. Mr. Vestergaard's responsibilities include overall management of our business and coordinating strategy, planning, and product development. Mr. Vestergaard started Destiny Software as a private company owned by Mr. Vestergaard in 1991 and developed its business through to 1999 when it was acquired by us. At Destiny Software, Mr. Vestergaard was responsible for overall business management and supervision of the development of computer games. During this period, Destiny Software was successful in the production of a dozen successful video games, including Blood Bowl, Creepers and Dark Seed II, for major publishers, including Microleague, Sony and MGM. In addition, Destiny Software completed work under contract for innovative computer software projects, including the development of the prototype for the first Internet casino and a high performance HTTP server/ client test software suite for use in the development of a proprietary web page caching machine. Mr. Vestergaard has been involved in the software development industry since 1982 when he founded a private company called Tronic Software. Tronic Software was a developer of computer games which were sold by mail order. In 1990 he became employed as a software engineer by Distinctive Software Inc., a company that later changed its name to Electronic Arts Canada, where he was involved in developing game products. Mr. Vestergaard holds an International


                                  29 of 43

Baccalaureate Degree and a Bachelor of Science Degree in Computer Science from the University of British Columbia.

Edward Kolic. Mr. Edward Kolic has been one of our directors since February 1999 and is our secretary. Mr. Kolic served as our chief operating officer from February 1999 to October 2001 during which time he was responsible for our overall product strategy and development of our core technologies. Mr. Kolic currently consults to senior management of companies developing Internet media technologies and distributing digital content. Mr. Kolic has served as our secretary since February 1999. From 1997 until June of 1999, Mr. Kolic was the president of WonderFall Productions Inc., a computer game development company built by Mr. Kolic and which we purchased in June 1999. From 1993 until 1997, Mr. Kolic was a partner in a private company called Jacqueline Conoir Designs Ltd. which is a fashion design house. At Jacqueline Conoir Designs Ltd., Mr. Kolic was general manager and vice-president of marketing and developed all of the marketing, communications and image strategies for the company. From 1988 until 1995, Mr. Kolic was employed as the president of Target Canada Production Ltd., a company engaged in the development and distribution of educational video resources to the North American schools market His experience includes the production of documentary television, educational and information programming for the Canadian Educational Television Networks, large screen interactive presentation media for international conferences and a range of communication programs for corporate, government and institutional clients.

Lawrence J. Langs. Mr. Langs has been one of our directors since November 2000. Mr. Langs most recently worked as vice-president of business development at MP3.com. Prior to MP3.com, Mr. Langs had a variety of experience as a technology and entertainment lawyer and a senior management consultant as well as a technology advocate. Mr. Langs worked with his associates at Interactive Media
Consulting as legal and business counsel exclusively to clients in the interactive media industry since 1991. Projects undertaken by Mr. Langs included joint ventures, mergers and acquisitions, corporate structuring, intellectual property, licensing and royalties, venture funding and finance. From 1995 to 1996, Mr. Langs was acting business development manager for the New Media Division of Sybase, where he was involved with strategic interactive television initiatives and with developing and executing strategic relationships with Internet companies. Prior experience also includes several years as an Investment Banker for Chemical Bank in New York, and as a Senior Strategic
Consultant for Arthur D. Little in Boston. Mr. Langs holds a Juris Doctorate from Boston University School of Law, and a Master's Degree in Finance and Management of Technology from the Sloan School of Management at M.I.T. Mr. Langs is a member of the New York Bar.

Yoshitaro Kumagai. Mr. Kumagai was appointed as one of our directors in August of 2001. Mr. Kumagai is a highly respected executive in the high-technology industry with over twenty years of experience in the electronics and consumer fields. Mr. Kumagai is currently the interim chief executive officer of Display Research Laboratories, a company involved in the development of organic flat panel display technologies. Mr. Kumagai was the interim chief executive officer and president of Onna.com, a company engaged in the development of a Japanese portal web site targeted at Japanese women, from 1999 to 2001 when the business was acquired in an acquisition. Mr. Kumagai was the chairman and chief executive officer of Vivitar Corporation from 1997 to 1999. Vivitar is a global consumer electronics corporation. Mr. Kumagai was responsible for the management of global operations throughout the United States, Europe and Asia. Mr. Kumagai was an advisor and a corporate director of Plaza Create Ltd., a Japanese company engaged in franchising an innovative photograph processing store chain, from 1995 to 1999. Mr. Kumagai has also held key management positions in the following companies: IDEC Corporation (from 1991 to 1993), the Mead Corporation (from 1984 to 1991) and the Singer Company (from 1981 to 1986). Mr. Kumagai holds a bachelor of science degree from Georgia State University and a BSME from Hosei University in Tokyo, Japan.

Wayne Koshman. Mr. Koshman was appointed as one of our directors on May 29, 2002. Mr. Koshman has been a director and the chief executive officer of Terrawest Management Inc., a company engaged in mining and exploration in China, from June 2002 to present. Mr. Koshman was the director of GIS


                                  30 of 43

Technologies, a company engaged in the development of smartcard technology, from November 2000 to March 2002. Mr. Koshman was a project consultant for Zaatec Technologies Inc., a Japanese hard disk technology firm, from March 1999 to April 2000. Mr. Koshman was the head of corporate development for international sales for Moduline Industries Ltd., a subsidiary of Champion Industries, a large home manufacturer, from March 1998 to June 1999. Mr. Koshman was the international sales manager for Asia for Nortec Design group from November 1996 to February 1998. Mr. Koshman is a founder of Skytech Bio Conversion Inc., a biotechnology company working with the National Research Council of Canada and the University of British Columbia on phase one trials of microbial technology for treating organic solids.


SIGNIFICANT  EMPLOYEES

We have the following employees who we expect to make a significant contribution to our business:

John Gammack. Mr. Gammack is our vice-president of operations. Mr. Gammack previously worked for us as a consultant and was appointed as vice-president of operations in August of 2002. Mr. Gammack was born and educated in the United Kingdom having graduated from West Nottinghamshire College H.N.C. in Mechanical Engineering. He served as an Officer in the British RAF for 3 years. Thereafter he moved to Canada and held positions with Financial Trusco, Morgan Leasing and Amdica Technology Inc. where he provided the BC Provincial government with computer technology solutions. From January 1996 to April 1998, he worked as Western Regional Sales Manager for Dynatek Automation Systems and in May 1998 he started D-com Solutions Ltd., a computer storage device provider. In May of 2000 he started GIS Technologies Inc., a smart card technology company. Mr. Gammack's core responsibilities include overseeing sales, operations and assisting with external financing activities.

Jeffrey Redmond. Mr. Redmond, who joined us in March 2002, is our controller and reports to Mr. Vestergaard, our chief financial officer. Mr. Jeff Redmond has eight years experience working with hi-tech companies at various stages of development. From September 1998 to March 2002, he worked with KPMG LLP as an auditor focusing on publicly listed companies (SEC/TSE) involved in unique transactional work. His core responsibilities include all accounting, treasury, strategic planning, financial controls and financial reporting functions of the Company. Mr. Redmond holds a professional designation with the Institute of Chartered Accountants of British Columbia (Canada) and a Bachelor of Arts from the University of Western Ontario.


ELECTION  OF  DIRECTORS  AND  OFFICERS

Our directors are elected by our shareholders at our annual general meetings. Each director holds office until our next annual general meeting or until the director resigns or is removed in accordance with our bylaws. We do not have a classified board of directors.

Our  officers  serve  at  the  discretion  of  our  board  of  directors.


AUDIT  COMMITTEE

Our audit committee consists of Mr. Steven Vestergaard, our chief executive officer, Mr. Edward Kolic, our secretary and Mr. Wayne Koshman, one of our directors. We anticipate modifying our audit committee during the current fiscal year in order to ensure that all members of our audit committee are independent members of our board of directors.

                                  31 of 43

COMPENSATION  OF  DIRECTORS

We do not compensate our directors for acting on our board of directors. Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at board of director and committee meetings. In addition, our directors are eligible for grants of options to purchase shares of our common stock at the discretion of our board of directors.


COMPLIANCE  WITH  SECTION  16(a)  OF  THE  SECURITIES  EXCHANGE  ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. Based on its review of the copies of such forms received by us, we believe that during the fiscal year ended August 31, 2002 all such filing requirements applicable to our officers and directors were complied with  exception  that  reports  were  filed  late  by  the  following  persons:

--------------------------------------------------------------------------------
                        Number     Transactions      Known  Failures
Name and                Of Late    Not Timely        To File
Principal Position      Reports    Reported          a Required Form
--------------------------------------------------------------------------------
Wayne Koshman,
Director                One        One               None
================================================================================


                                  32 of 43

ITEM  10.     EXECUTIVE  COMPENSATION.

COMPENSATION  OF  EXECUTIVE  OFFICERS

The following table sets forth certain compensation information as to Mr. Steven Vestergaard, our chief executive officer, and Mr. David Lawrence, our former chief executive officer, for our fiscal years ended August 31, 2002, 2001 and 2000. Mr. Vestergaard and Mr. Lawrence are our sole "named executive officer". None of our executive officers earned more than $100,000 during our last fiscal year ended August 31, 2002. No person other than Mr. Vestergaard and Mr. Lawrence acted as our chief executive officer during our last fiscal year ended August 31, 2002. No other compensation was paid to Mr. Vestergaard or Mr. Lawrence other than the compensation set forth below.

--------------------------------------------------------------------------------

                           SUMMARY  COMPENSATION  TABLE

--------------------------------------------------------------------------------
                         ANNUAL COMPENSATION       LONG TERM COMPENSATION
                    ----------------------------  ------------------------
                                          Other                             All
                                          Annual    AWARDS        PAYOUTS  Other
                                            Com-  --------------  -------   Com-
                                            pen-  Restricted                pen-
                                            sa-   Stock   Options/  LTIP    sa-
Name      Title      Year  Salary  Bonus    tion  Awarded SARs*(#)payouts($)tion
----      -----      ----  ------  -----  ------- ------- ------- --------- ----
Steven    Director   2002  $49,044     0        0       0       0         0    0
Vester-   President  2001  $54,300     0        0       0       0         0    0
gaard     CEO, CFO   2000  $54,300     0        0       0       0         0    0
(1), (3)
--------------------------------------------------------------------------------

David      Former    2002  $28,413     0        0       0       0         0    0
Lawrence   Chief     2001  $57,194     0        0       0       0         0    0
(2),(3)    Executive 2000       $0     0        0       0       0         0    0
           Officer
--------------------------------------------------------------------------------

Notes  to  Summary  Compensation  Table:

(1)  All  salaries  paid  to  Mr.  Vestergaard  are  paid  in  Canadian dollars.

(2) Mr. Lawrence was our chief executive officer from January 2001 to February 2002. Amounts paid to Mr. Lawrence were paid in Canadian dollars. We are currently involved with legal proceedings with Mr. Lawrence. See Item 3 of
     Part I of this Annual Report on Form 10-KSB under the heading "Legal Proceedings".

(3) Compensation is stated in United States dollars and is based on an exchange rate of $0.6314 US dollars for each $1.00 Canadian dollar as of November 21, 2002.



                               STOCK OPTION GRANTS

We did not grant any stock options to Mr. Vestergaard or Mr. Lawrence, our sole named executive officers, during our most recent fiscal year ended August 31, 2002.


                                  33 of 43

              EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

Neither Mr. Vestergaard nor Mr. David Lawrence, our sole named executive officers, exercised any stock options during our most recent fiscal year ended August 31, 2002. The following is a summary of the share purchase options exercised by our named executive officers during the financial year ended August 31, 2002 and the year end values of outstanding options held by our named executive officers:


               AGGREGATED  OPTION/SAR  EXERCISES  DURING  THE  LAST
           FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
           -----------------------------------------------------------
                                                                       Value of
                                                                     Unexercised
                                                Unexercised         In-The-Money
                                                Options at          Options/SARs
                                                Financial           at Financial
              Common Shares                     Year-End (#)        Year-End ($)
              Acquired on       Value           exercisable/        exercisable/
Name  (#)     Exercise ($)     Realized ($)     unexercisable      unexercisable
--------      -------------    --------------   --------------     -------------

Steven           NIL           Not Applicable      375,000              $NIL
Vestergaard
President
CEO and CFO
Director

David            NIL           Not Applicable          NIL              $NIL
Lawrence
Former Chief
Executive Officer



                            LONG-TERM INCENTIVE PLANS

We  do  not  have  any  long-term  incentive  plans.





                                  34 of 43

                            OUTSTANDING STOCK OPTIONS

The following table shows the issued and outstanding stock options held by our officers and directors. No person known by us to beneficially own more than 5% of our common stock as of November 26, 2002 holds any stock options.


                             OUTSTANDING STOCK OPTIONS


              Exercise    No. of
Name          Price       Options   Date of Grant  Vesting Date   Expiry Date
------------  --------    --------  -------------  ------------   -----------

Steven        $1.00       105,000   Oct. 12, 1999  Apr. 12, 2001  Oct. 12, 2004
Vestergaard   $0.83       120,000   Oct. 12, 1999  Apr. 12, 2001  Oct. 12, 2004
Chief         $0.25        73,903   Dec. 21, 2000  Dec. 21, 2000  Dec. 21, 2005
Executive     $0.25        76,097   Dec. 21, 2000  Apr. 12, 2000  Dec. 21, 2005
Officer
and Chief
Financial
Officer
Director
--------------------------------------------------------------------------------
Edward Kolic  $1.00       105,000   Oct. 12, 1999  Apr. 12, 2001  Oct. 12, 2004
Secretary     $0.83       120,000   Oct. 12, 1999  Apr. 12, 2001  Oct. 12, 2004
Director      $0.25        73,903   Dec. 21, 2000  Dec. 21, 2000  Dec. 21, 2005
              $0.25        76,097   Dec. 21, 2000  Apr. 12, 2000  Dec. 21, 2005
--------------------------------------------------------------------------------

Wayne         $0.25       150,000   May 29, 2002   Vesting        May 29, 2007
Koshman                                            Monthly over
Director                                           24-Month Period
--------------------------------------------------------------------------------

Yoshitaro     $0.25        25,000   Apr. 1, 2000   May 1, 2002    Apr. 1, 2005
Kumagai       $2.50        25,000   Oct. 1, 2000   Nov. 1, 2002   Oct. 1, 2005
Director      $0.25       100,000   Aug. 23, 2001  Vesting        Sept. 23, 2003
                                                   Monthly over
                                                   25-Month Period
--------------------------------------------------------------------------------

Lawrence      $0.25        27,123   Dec. 21, 2000  Dec. 21, 2000  Dec. 21, 2005
J. Langs      $0.25       122,877   Dec. 21, 2000  May 21, 2001   Dec. 21, 2005
Director
--------------------------------------------------------------------------------



                            COMPENSATION ARRANGEMENTS

We currently pay to Mr. Vestergaard a salary of $96,315 Canadian (equal to approximately $60,813 US) per year. We are not party to any written employment agreement with Mr. Vestergaard. We do not have any agreements with Mr. Vestergaard regarding the payments of bonus or other performance incentives. Mr. Vestergaard is eligible to receive stock options as and when approved by our board of directors.



                                  35 of 43

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 26, 2002 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.



                   Name and address          Number of Shares    Percentage of
Title of class     of beneficial owner       of Common Stock     Common Stock(1)
--------------------------------------------------------------------------------
DIRECTORS AND OFFICERS:
--------------------------------------------------------------------------------
Common Stock       Steven Vestergaard            7,567,030 (2)          24.1%
                   President
                   Chief Executive Officer
                   and Chief Financial Officer
--------------------------------------------------------------------------------
Common Stock       Edward Kolic                    846,010 (3)           2.7%
                   Secretary
                   Director
--------------------------------------------------------------------------------
Common Stock       Lawrence J. Langs               150,000 (4)           0.5%
                   Director
--------------------------------------------------------------------------------
Common Stock       Yoshitaro Kumagai               268,000 (5)           0.9%
                   Director
--------------------------------------------------------------------------------
Common Stock       Wayne Koshman                    43,750 (6)           0.1%
                   Director
--------------------------------------------------------------------------------
Common Stock       All Officers and                 8,874,790           28.1%
                   Directors as a
                   Group (5 persons)
--------------------------------------------------------------------------------
5% SHAREHOLDERS
--------------------------------------------------------------------------------
Common Stock       David Lawrence                   1,700,000            5.5%
                   3236 Grand Avenue, Suite H500
                   Laramie, Wyoming 82070
--------------------------------------------------------------------------------

(1) Under Rule 13d-3 of the Securities Exchange Act of 1934, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to


                                  36 of 43
     direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 26, 2002. As of October 31, 2002, there were 30,555,903 shares of our common stock issued and outstanding.

(2) Consists of 7,192,030 shares held by Mr. Vestergaard and 375,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Vestergaard within 60 days of November 26, 2002.

(3) Consists of 471,010 shares held by Mr. Kolic and 375,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Kolic within 60 days of November 26, 2002.

(4) Consists of 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Langs within 60 days of November 26, 2002.

(5) Consists of 150,000 shares held by Mr. Kumagai and 118,000 shares that are immediately acquirable upon the exercise of stock options held by Mr.
     Kumagai  within  60  days  of  November  26,  2002.

(6) Consists of 43,750 shares that are immediately acquirable upon the exercise of stock options held by Mr. Koshman within 60 days of November 26, 2002.


================================================================================



CHANGE  IN  CONTROL

We are not aware of any arrangement that might result in a change in control in the future.


                                  37 of 43

EQUITY  COMPENSATION  PLAN  INFORMATION

We have one equity compensation plan, namely our 1999 Stock Option Plan, under which up to 3,750,000 shares of our common stock have been authorized for issuance to our officers, directors, employees and consultants. Our 1999 Stock Option Plan has been approved by the Company's stockholders. The following summary information is presented for our 1999 Stock Option Plan on an aggregate basis as of August 31, 2002.
                                                          Number  of
                 Number  of                               Securities Remaining
                 Securities  to                           Available for Future
                 be Issued                                Issuance Under Equity
                 Upon Exercise     Weighted-Average       Compensation Plans
                 of Outstanding    Exercise Price of      (Excluding Securities
                 Options, Warrants Outstanding Options,   Reflected in
                 and Rights        Warrants  and  Rights  column  (a))
--------------------------------------------------------------------------------
Plan Category          (a)                 (b)                   (c)
--------------------------------------------------------------------------------
Equity Compensation
Plans Approved By    2,135,500 Shares    $0.49 per Share    1,614,500 Shares
Security Holders     of Common Stock                        of Common Stock
--------------------------------------------------------------------------------
Equity Compensation
Plans Not Approved
By Security Holders  Not Applicable     Not Applicable     Not Applicable
--------------------------------------------------------------------------------


ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which the Company proposes to be a party:

(A)  any  director  or  officer;

(B)  any  proposed  nominee  for  election  as  a  director;

(C) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.



                                  38 of 43

ACQUISITIONS  OF  BUSINESS  ASSETS

On October 20, 1999, we completed the purchase of Destiny Software, a private corporation wholly owned by Steven Vestergaard, the current president of the Company. The purchase price was 1,800,000 shares of restricted common stock.

In June 1999, we purchased all of the issued and outstanding shares of Wonderfall Productions Inc., a British Columbia company, from Mr. Ed Kolic, one of our directors, in consideration of the purchase price of $20,000. Wonderfall Productions had a history in computer games production and marketing and at the time of acquisition, had two games that had not been commercially released. The rationale for the acquisition of WonderFall Productions was so that we could exploit the potential of these games and gain access to Mr. Kolic's marketing skills.


SHARE  ISSUANCES

We have issued the following shares of our common stock to our officers and directors:

1. On September 21, 2001, we issued 353,930 shares of our common stock to Mr. Steven Vestergaard, our president and chief executive officer, as payment to Mr. Vestergaard of accrued but unpaid salary in the amount of $38,932. This salary was accrued in our fiscal year ended August 31, 2001. The deemed price of $0.11 per share was based on the market price for our common stock as of September 21, 2001.

2. On September 21, 2001, we issued 271,100 shares of our common stock to Mr. Edward Kolic, a director and our former chief operating officer, as payment to Mr. Kolic of accrued but unpaid salary in the amount of $29,811. This salary was accrued in our fiscal year ended August 31, 2001. The deemed price of $0.11 per share was based on the market price for our common stock as of September 21, 2001.

3. On September 12, 2001, we issued 250,000 shares of our common stock to Mr. David Lawrence, our former chief executive officer, as payment to Mr. Lawrence of accrued but unpaid management fees in the amount of $31,875.

4. On November 30, 2001, we issued 125,000 shares of our common stock to Mr. David Lawrence, our former chief executive officer, as payment to Mr. Lawrence of accrued but unpaid management fees for our first quarter in the amount of $15,000.

These shares issuances are discussed under Item 5 of Part II of this Annual Report on Form 10-KSB under the heading "Recent Sales of Unregistered Securities".


MANAGEMENT  AGREEMENTS

We entered into a management agreement with Mr. David Lawrence, our former chief executive officer, dated May 1, 2001. We are currently in legal proceedings relating to this management agreement and other matters. See Item 3 of Part I of this Annual Report on Form 10-KSB under the heading "Legal Proceedings".


                                  39 of 43

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits

EXHIBIT
NUMBER     DESCRIPTION
--------------------------------------------------------------------------------
 3.1       Amended  Articles  of Incorporation of Destiny Media (1)
 3.2       By-Laws  of  Destiny  Media  (1)
23.1       Consent  of  KPMG,  LLP
99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section  906 of the  Sarbanes-Oxley  Act  of  2002(2)
--------------------------------------------------------------------------------
     (1) Filed as an exhibit to the Company's Form 10-SB registration statement originally filed on November 23, 1999 and as subsequently amended.
     (2)  Filed  as  an  exhibit  to  this  Annual  Report  on  Form  10-KSB


(b)     Reports  on  Form  8-K.

No reports on Form 8-K were filed during the last quarter of our fiscal year ended August 31, 2002.

The  following  reports  on  Form  8-K  have  been  filed since August 31, 2002.

                     Date of Filing
Date of Form 8-K     with the SEC            Description of the Form 8-K
----------------     -------------------     ---------------------------
September 17, 2002   October 3, 2002         Disclosure  that  the  Company  has
                                             been  granted  permission  to begin
                                             trading on the Third Market Segment
                                             of  the  Berlin  Stock  Exchange
                                             starting  on  Friday, September 20,
                                             2002



                                  40 of 43

ITEM  14.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Steven Vestergaard. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.




                                  41 of 43

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DESTINY  MEDIA  TECHNOLOGIES,  INC.


By:  /s/ Steven  Vestergaard
     ___________________________________
     Steven  Vestergaard,  President
     Chief  Executive  Officer  and  Chief  Financial  Officer
     Director
     Date:     November  27,  2002


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By:  /s/ Steven  Vestergaard
     ___________________________________
     Steven  Vestergaard,  President
     Chief  Executive  Officer  and  Chief  Financial  Officer
     (Principal  Executive  Officer)
     (Principal  Financial  Officer  and  Principal  Accounting  Officer)
     Director
     Date:     November  27,  2002



By:  /s/ Edward  Kolic
     ___________________________________
     Edward  Kolic
     Director
     Date:     November  27,  2002



By:  /s/ Wayne  Koshman
     ___________________________________
     Wayne  Koshman
     Director
     Date:     November  27,  2002

                                 CERTIFICATIONS*

I, Steven Vestergaard, Chief Executive Officer and Chief Financial Officer of Destiny Media Technologies, Inc., certify that;

1. I have reviewed this annual report on Form 10-KSB of Destiny Media Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:     November 27, 2002   /s/ Steven  Vestergaard
                              ___________________________________________
                              (Signature)

                              Chief Executive Officer and
                              Chief Financial Officer
                              ___________________________________________
                              (Title)