Form 10QSB
period 2002-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2003-01-14
CIK 1099369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
            (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  ________  to  _______

Commission  file  number:  0-028259

                         DESTINY MEDIA TECHNOLOGIES INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

     COLORADO                              84-1516745
     --------                              ----------
(State or other jurisdiction of            (IRS Employer Identification
incorporation or organization)             No.)


                1055 West Hastings Street, Suite 1040, Vancouver,
                         British Columbia Canada V6E 2E9
                --------------------------------------------------
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

Yes  X  No  __
     --

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,717,203 Shares of $0.001 par value common stock outstanding as of November 30, 2002.

Transitional  small  business  disclosure  format  (check  one):

Yes  __  No  X
             --

PART  I  -  FINANCIAL  INFORMATION

Item 1.          FINANCIAL STATEMENTS.

Interim  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

DESTINY  MEDIA  TECHNOLOGIES  INC.

Three  months  ended  November  30,  2002  and  2001
(Unaudited)

DESTINY MEDIA TECHNOLOGIES INC.
Interim Consolidated Balance Sheets
(Expressed in United States dollars)

--------------------------------------------------------------------------------
                                                      November 30,   August 31,
                                                          2002          2002
--------------------------------------------------------------------------------
                                                      (Unaudited)
Assets

Current assets:
  Cash                                                $     8,052   $    20,997
  Short-term investments                                    7,000         7,016
  Accounts and other receivables, net of
   allowance for doubtful accounts of $1,509
   (August 31, 2002 - $19,626)                             76,269        74,824
  Inventory (note 4)                                        4,647             -
  Prepaid expenses                                          1,522        56,497
--------------------------------------------------------------------------------
  Total current assets                                     97,490       159,334

Other assets, net of accumulated amortization
  of $22,841 (August 31, 2002 - $19,717)                   39,260        34,595

Notes receivable                                           99,946        99,946

Equipment, net of accumulated amortization of
  $113,961 (August 31, 2002 - $109,322)                    66,910        72,986
--------------------------------------------------------------------------------

Total assets                                          $   303,606   $   366,861
================================================================================

Liabilities and Stockholders' Deficiency

Current liabilities:
  Accounts payable and accrued liabilities            $   511,193   $   516,710
  Related party payable                                         -            35
  Loans payable                                           109,546       292,291
  Deferred revenue                                        126,590       229,469
--------------------------------------------------------------------------------
  Total current liabilities                               747,329     1,038,505

Deferred revenue                                           16,559        24,558

Stockholders' deficiency:
  Common stock, par value $0.001
    Authorized:  100,000,000 shares
    Issued and outstanding:  30,717,203 shares
      (August 31, 2002 - 28,730,903 shares)                30,143        28,382
    Issued and held in escrow:  250,000 shares
    Issued and contingently returnable:
      100,000 shares
    Issued for future services to be rendered:
      225,000 shares (note 5(a)(ii))
  Common stock issuable                                   184,000        50,000
  Additional paid-in capital                            3,039,950     2,828,580
  Deferred stock compensation                             (13,252)      (18,093)
  Deficit                                              (3,691,123)   (3,574,786)
  Accumulated other comprehensive loss                    (10,000)      (10,285)
--------------------------------------------------------------------------------
  Total stockholders' deficiency                         (460,282)     (696,202)
--------------------------------------------------------------------------------

Total liabilities and stockholders' deficiency        $   303,606   $   366,861
================================================================================


Contingencies (note 6)
Subsequent event (note 7)

See  accompanying  notes  to  interim  consolidated  financial  statements.

DESTINY MEDIA TECHNOLOGIES INC.
Interim Consolidated Statements of Operations
(Unaudited)
(Expressed in United States dollars)



------------------------------------------------------------------------------

                                                   Three months   Three months
                                                          ended          ended
                                                   November 30,   November 30,
                                                           2002           2001
------------------------------------------------------------------------------
Sales                                              $   291,092   $   153,093

Operating expenses:
  General and administrative                            86,255        67,458
  Sales and marketing                                  172,294       157,729
  Research and development                             136,863        84,812
  Depreciation                                           9,060        63,222
------------------------------------------------------------------------------

                                                       404,472       373,221
------------------------------------------------------------------------------


Loss from operations                                  (113,380)     (220,128)

Interest expense                                        (1,957)         (631)
Interest and other income (expense)                     (1,000)        1,612
------------------------------------------------------------------------------


Loss for the period                                $  (116,337)  $  (219,147)
==============================================================================


Loss per common share, basic and diluted           $     (0.00)  $     (0.01)
==============================================================================


Weighed average common shares
  outstanding, basic and diluted                    29,528,698    27,790,645
==============================================================================




See accompanying notes to interim consolidated financial statements.


DESTINY MEDIA TECHNOLOGIES INC.
Interim Consolidated Statements of Stockholders' Deficiency and Comprehensive Loss
(Expressed in United States dollars)


--------------------------------------------------------------------------------
                                         Common stock       Additional
                                    ---------------------     paid-in    Shares
                                      Shares      Amount      capital   issuable
--------------------------------------------------------------------------------

Balance, August 31, 2002            28,730,903   $28,382  $2,828,580  $  50,000

  Loss for the period                        -         -           -          -
  Cumulative translation
   adjustment                                -         -           -          -
  Comprehensive loss

  Common stock issued for
   services rendered                   875,000       875     118,625          -
  Common stock issued for
   settlement of debt                  336,300       336      34,294          -
  Common stock issued for
   cash on private placement           550,000       550      54,450    (50,000)
  Issuance of units
   (note 5(c))                               -         -           -    184,000
  Amortization of deferred
   stock compensation                        -         -           -          -
  Common stock issued for
   future services to be
   rendered                            225,000         -           -          -
  Options issued to non-
   employees for services                    -         -       4,001          -
--------------------------------------------------------------------------------

Balance, November 30, 2002          30,717,203   $30,143  $3,039,950  $ 184,000
================================================================================


--------------------------------------------------------------------------------
                                                                       Total
                                 Deferred               Cumulative     stock-
                                  stock                 translation    holders'
                               compensation    Deficit   adjustment   deficiency
--------------------------------------------------------------------------------

Balance, August 31, 2002      $  (18,093)  $(3,574,786)  $  (10,285) $ (696,202)

  Loss for the period                  -      (116,337)           -    (116,337)
  Cumulative translation
   adjustment                          -             -          285         285
                                                                     -----------
  Comprehensive loss                                                   (116,052)

  Common stock issued for
   services rendered                   -             -            -     119,500
  Common stock issued for
   settlement of debt                  -             -            -      34,630
  Common stock issued for
   cash on private placement           -             -            -       5,000
  Issuance of units
   (note 5(c))                         -             -            -     184,000
  Amortization of deferred
   stock compensation              4,841             -            -       4,841
  Common stock issued for
   future services to be
   rendered                            -             -            -           -
  Options issued to non-
   employees for services              -             -            -       4,001
--------------------------------------------------------------------------------

Balance, November 30, 2002    $  (13,252)  $(3,691,123)  $  (10,000) $ (460,282)
================================================================================


See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Interim Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

--------------------------------------------------------------------------
                                              Three months    Three months
                                                     ended           ended
                                              November 30,    November 30,
                                                      2002           2001
--------------------------------------------------------------------------

Cash flows from operating activities:
  Loss for the period                           $(116,337)    $(219,147)
  Items not involving cash:
    Depreciation and amortization                   9,060        63,222
    Shares issuable for services                        -        15,000
    Shares issued for services rendered           119,500             -
    Stock-based compensation - employees            4,841         7,751
    Stock-based compensation - non-employees        4,001         1,269
    Interest accrued on note receivable                 -         1,531
  Changes in non-cash working capital:
    Accounts receivable                            (1,580)      (16,605)
    Inventory                                      (4,647)            -
    Prepaid expenses                               54,883          (636)
    Accounts payable and accrued liabilities       30,175        26,578
    Deferred revenue                             (110,311)      118,129
------------------------------------------------------------------------
  Net cash used in operating activities           (10,415)       (2,908)

Cash flows from investing activities:
  Purchase of equipment                                 -        (2,480)
  Purchase of other assets                         (7,909)       (4,669)
------------------------------------------------------------------------
  Net cash used in investing activities            (7,909)       (7,149)

Cash flows from financing activities:
  Amounts paid to related party                       (35)            -
  Net proceeds from loans payable                   1,273             -
  Net proceeds from issuance of common stock        5,000             -
------------------------------------------------------------------------
  Net cash provided by financing activities         6,238             -
------------------------------------------------------------------------

Net decrease in cash and cash equivalents
  during the period                               (12,086)      (10,057)

Effect of foreign exchange rate changes
 on cash                                             (859)        4,373

Cash and cash equivalents at beginning
 of period                                         20,997        30,443
------------------------------------------------------------------------

Cash and cash equivalents at end of period       $  8,052     $  24,759
========================================================================

Supplementary disclosure:
  Cash paid for:
    Interest                                     $  1,957     $     631
    Income tax                                          -             -
  Non-cash transactions:
    Shares issued for settlement of debt           34,630        68,743
    Shares issued for services rendered           119,500             -
    Shares issuable for services rendered               -        15,000
    Deferred stock-based compensation               8,842        (1,269)
    Advertising obtained through barter
     transaction                                        -        18,000
    Issuance of units for prior period
     subscription                                 184,000             -

========================================================================


See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended November 30, 2002 and 2001
--------------------------------------------------------------------------------

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

2.     Continuing  operations:

From inception of the business, the Company has incurred cumulative losses of $3,691,123 and at November 30, 2002 had a working capital deficiency of $649,839. As a result, substantial doubt exists about its ability to continue as a going concern.

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

3.     Unaudited  interim  financial  information:

The financial information at November 30, 2002 and for the three month periods ended November 30, 2002 and 2001 is unaudited.

The accompanying unaudited consolidated financial statements are prepared in accordance with United States generally accepted accounting principles but do not include all information and footnotes required by United States generally accepted accounting principles for annual financial statements. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year or for any other period. These financial statements should be read in conjunction with the summary of accounting policies and the notes to the consolidated financial statements for the fiscal year ended August 31, 2002 included in the Company annual report on Form 10-KSB.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended November 30, 2002 and 2001
--------------------------------------------------------------------------------


4.     Inventory:

Inventory consisting solely of finished goods, is carried at the lower of cost, determined on a weighted average basis, and net realizable value.

5.     Share  capital:

     (a)  Non-cash  consideration:

          Shares issued for non-cash consideration have been valued at their market value at the date the services are provided.

          (i) During the period ended November 30, 2002, the Company issued 800,000 common shares to a shareholder of the Company pursuant to a consulting agreement for licensing and finance services.

         (ii) During the period ended November 30, 2002, the Company issued 300,000 common shares to a consultant pursuant to an agreement for future licensing and finance services. As at November 30, 2002, the Company recorded 75,000 common shares as being earned and 225,000 remained outstanding as services have yet to be provided. At the date of termination of the agreement, the consultant is required to return any common shares received for services not completed as at that date.

        (iii) During the period ended November 30, 2002, 336,300 common shares having a fair value of $34,630 were issued to settle outstanding accounts payable and accrued liabilities of $34,630.

     (b)  Common  shares  issued  for  cash:

          (i) During the period ended November 30, 2002, 500,000 common shares were issued from shares reserved for issuance relating to proceeds on a private placement received by the Company prior to August 31, 2002.

         (ii) During the period ended November 30, 2002, the Company completed a private placement, which consisted of the issuance of 50,000 common shares at a price of $0.10 per share.

     (c)  Common  shares  issuable:

          During the period ended November 30, 2002, the Company issued 2,000,000 units at a price of $0.10 per unit pursuant to unit subscription agreements. The subscription proceeds of $200,000 were collected prior to August 31, 2002 and recorded as a liability as such amounts were refundable prior to the execution of signed unit subscription agreements. Each unit is comprised of one share of the Company's common stock and one share purchase warrant. Each warrant entitles the subscriber to purchase on share of the Company's common stock for a one year period from closing of the private placement. The exercise price of each warrant is $0.20 per share. In connection with this offering the Company paid an agent's fee of $16,000.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended November 30, 2002 and 2001
--------------------------------------------------------------------------------


5.     Share  capital  (continued):

     (c)  Common  shares  issuable  (continued):

          Subsequent to November 30, 2002, the Company issued the 2,000,000 common shares to the unitholders.

6.     Contingencies:

     (a) Destiny Software Productions Inc. has commenced legal proceedings against Impatica.com Inc. ("Impatica") for payment of approximately $512,500 in unpaid technology licensing fees. It is the Company's position that Impatica has repudiated the licensing agreement and that the unpaid license fees totaling $512,500 are a debt owing by Impatica to Destiny. The outstanding balance has not been recorded as revenue in the consolidated financial statements. The defendant has denied liability to Destiny Software on the basis that the license agreement was not formalized and that funds were advanced on an alleged "good faith" agreement. The defendant has filed a counterclaim against Destiny Software seeking return of the $162,500 advanced to the Company on the alleged "good faith" agreement based on the defendant's allegation that the technology did not perform as represented. No amounts have been recorded in the financial statements at November 30, 2002 as the outcome of this claim is not determinable.

     (b) On April 4, 2002, a private company owned and operated by the Company's former chief financial officer, filed a claim against the Company alleging breach of an engagement agreement. The plaintiff is seeking judgment for the sum of CDN$23,702 for outstanding invoices that are alleged to be owing pursuant to the engagement agreement. In addition, the plaintiff is claiming judgment for the sum of CDN$300,000 pursuant to a term of the engagement agreement that allegedly obligated the Company to pay a fee of CDN$300,000 if the plaintiff secured an equity placement of CDN$1,500,000. The plaintiff is also seeking an order that the Company issue to the plaintiff 120,000 fully vested stock options exercisable at the price of $0.25, plus general and special damages. The Company filed a statement of defence denying liability in this proceeding. The Company maintains that no equity private placement was ever secured by the plaintiff that would require the Company to pay any amount to the plaintiff. The Company also filed a counterclaim against the private company and the former Chief Financial Officer alleging they breached their contractual and fiduciary duties, including misappropriation of funds and corporate assets, and are liable to the Company for damages. No amounts have been recorded in the financial statements at November 30, 2002 as the outcome of this claim is not determinable. Any amounts recognized will be recorded when determinable.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)

(Expressed in United States dollars)

Three months ended November 30, 2002 and 2001
--------------------------------------------------------------------------------

6.     Contingencies  (continued):

     (c) On April 22, 2002, a former officer filed a claim against the Company for breach of an employment contract and for negligent misrepresentations in connection with investments made by the former officer in the Company's common stock. The former officer is claiming wrongful dismissal without just cause and without reasonable notice, contrary to the terms of the management agreement with the Company. The former officer is also claiming damages arising from alleged negligent misrepresentations in connection investments in the total amount of $185,000 made by the former officer through private placements in the Company's common stock. In addition to damages for wrongful dismissal and damages for negligent misrepresentation, the former officer is claiming CDN$61,269 for unpaid salary and expenses, $16,300 for expenses, interest and costs. The Company has filed a statement of defence in this legal proceeding. The Company claims that the former officer breached his contractual duties and fiduciary duties as an officer and as a consequence he was dismissed for cause. The Company also denied that any misrepresentations were made by the Company to the former officer. The Company has also filed a counterclaim against the former officer for damages arising by reason of breaches of his fiduciary and contractual duties to the Company. No amounts have been recorded in the financial statements at November 30, 2002 as the outcome of this claim is not determinable. Any amounts to be recognized will be recorded when determinable.

7.     Subsequent  event:

On December 9, 2002, the Company completed a private placement for cash consideration, which consisted of the issuance of 1,000,000 common shares at a price of $0.10 per share.

Item 2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying financial statements and notes thereto included within this Quarterly Report on Form 10-QSB. In addition to historical information, the information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "Intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors described in this Quarterly Report, including the risk factors accompanying this Quarterly Report, and, from time to time, in other reports the Company files with the Securities and Exchange Commission. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

We have finished development of all our software products. Our primary business focus is currently on marketing and achieving sales of our Clipstream(TM) product line. The Clipstream(TM) product line currently represents approximately 95% of revenues. We plan to expand our revenue base by bundling our Destiny Media Player(TM) and the RadioDestiny Broadcaster(TM) products for marketing under the "Pirate Radio" brand name. We plan to sell the Pirate Radio product suite in retail stores and from our website at
http://www.pirateradio.com.   We  currently  are  not  actively  marketing  our
MPE(TM)  software,  but  are  pursuing  sales  where  opportunities  exist.

We are a publicly traded company. Our common stock trades on the OTC Bulletin board under the symbol "DSNY" and on the Berlin exchange in Germany under the symbol "DME".

Our  corporate  website  is  located  on  the  Internet  at http://www.dsny.com.

PLAN OF OPERATIONS

During our fiscal year ending August 31, 2003, our management plans on concentrating its efforts in the following areas in order to become profitable:

     1. Marketing the "Clipstream" java-based audio streaming solution. Development has been completed and we have embarked on a marketing and sales program to fully exploit and maximize revenue from this product. A sales group has been assembled for direct sales efforts. This includes both inside and outside sales. License agreements and partnership opportunities will be sought with larger content providers, aggregators and resellers.

     2.   Cutting  expenses  without  affecting  revenue  growth.

We will have to raise additional funds to complete our business plan due to our current significant working capital deficit. Our goal is to obtain these funds through an optimal mix of internal and external financing opportunities including cash flows from operations, strategic partnerships and equity financings. There is no assurance that we will achieve the required financing and there is no guarantee that we will be able to raise the capital necessary to complete our business plan or fund our working capital deficit.

OPERATING RESULTS

Three  Months  Ended  November  30,  2002

Revenue

Our revenues increased to $291,092 for the quarter ended November 30, 2002 from $153,093 for the quarter ended November 30, 2001, representing an increase of $137,999 or 90%. Approximately 95% of our revenues are derived from sales of our Clipstream software, with the balance being comprised of sales of our RadioDestiny Broadcaster software. For sales of our Clipstream software, our revenues are primarily attributable to revenues from license fees. Revenues associated with maintenance agreements for our Clipstream software, which include updates, upgrades, support and training services, accounted for approximately 20% of Clipstream revenues.

Our revenues for the three months ended November 30, 2002 included $110,311 of deferred revenues from sales of software products completed in prior periods. These deferred revenues represent revenues associated with maintenance obligations performed during the quarter under software sales completed in prior periods. We have changed our business practice for current sales to separate the license and maintenance revenues, as discussed below under Liquidity and Financial Condition - Working Capital Deficiency, with the result that we anticipate the portion of our sales attributable to deferred revenues in subsequent quarters to decrease.

The increase in our revenues is primarily attributable to substantial increases in the sales of our Clipstream java-based audio and video streaming products. This increase in revenues was broadly spread across revenues from advertising, white labels and OEM's, partner fees, corporate intranets, portals and other licensing opportunities. We believe the increase in sales of our Clipstream is the result of our assembly of a core sales group in fiscal 2002 combined with the market acceptance of our Clipstream software products. We believe that market acceptance has been the result of consumer recognition of the Clipstream brand as an affordable solution and viable alternative to the products being offered by our competitors.

We plan to continue focusing our sales and marketing efforts on our Clipstream software products during 2003. Our plan is to continue to work closely with both current and potential customers with the objective of raising market awareness of our products and ensuring greater consumer adoption of our products with resulting higher revenues. We also anticipate that we will commence earning revenues from the PirateRadio software suite during the second quarter in fiscal 2003. However, this product suite is unproven in the market and there is no assurance significant sales will be achieved.

Operating Expenses

General and Administrative. Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures. General and administrative expenses increased to $86,255 for the quarter ended November 30, 2002 from $67,458 for the quarter ended November 30, 2001, an increase of $18,797 or 28%. The increase is due primarily to one time only charges from consulting arrangements entered into by the Company offset by a reduction in professional fee expenses from prior years. Management continues to encourage all departments to scrutinize expenditures and pursue favorable arrangements with key suppliers where possible.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personal costs including overhead, sales commissions, advertising and promotional fees, and travel costs. Sales and marketing expenses increased to $172,294 for the quarter ended November 30, 2002 from $157,729 for the quarter ended November 30, 2001, an increase of $14,565 or 9%. The increase is due primarily to the increase in sales commissions paid as a result of higher revenues, offset by reductions to advertising and promotional costs. The increase in sales commissions paid is consistent with the overall increase to revenues. We will continue to be selective as to the trade shows attended and will focus our efforts on direct contact with key personnel of potentially strategic customers. Sales and marketing expenses may continue to increase throughout fiscal 2003 due to our focus on marketing the Clipstream software products and our launch of the PirateRadio software suite.

Research and Development. Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. Research and development costs for the quarter ended November 30, 2002 increased to $136,863 from $84,812 for the quarter ended November 30, 2001, an increase of $52,051 or 61%. The increase is due primarily to a one time charge for consulting agreements entered into offset by a slight decrease to the telecommunication costs. We have seen our products enjoy mainstream acceptance amongst the early adopters of technology and have committed ourselves to increasing our market position through focused efforts in sales and marketing. We anticipate maintaining research and development expenses at current levels through fiscal 2003.

Depreciation and Amortization. Depreciation and amortization expenses arose from equipment and other assets. Depreciation and amortization decreased to $9,060 for the quarter ended November 30, 2002 from $63,222 for the quarter ended November 30, 2001, a decrease of $54,162 or 86%. The decrease in depreciation and amortization is due to the lower average net book value of equipment and the write down of intellectual property and goodwill during the period ended November 30, 2001.

Other Expenses and Interest

Interest expense increased to $1,957 for the quarter ended November 30, 2002 from $631 for the quarter ended November 30, 2001, representing an increase of $1,326. Loss on debt settlement amounted to $1,000 for the quarter ended November 30, 2002 and is included in interest and other income (expenses). This loss represents the excess of the market value of the common shares, issued to settle various accounts, at the date of settlement over the carrying value of the debt.

Losses

Our loss from operations decreased to $113,380 for the three months ended November 30, 2002 from $220,128 for the three months ended November 30, 2001, representing a decrease of $106,748 or 48%. Our loss decreased to $116,337 for the three months ended November 30, 2002 from $219,147 for the three months ended November 30, 2001, representing a decrease of $102,810 or 47%. The decreases to our loss from operations and loss for the year are the result of our increased revenues and decreased operating costs and are reflective of our transition from a technology development company to a technology sales and development company.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $8,052 as at November 30, 2002 compared to cash of $20,997 as at August 31, 2002. We had a working capital deficiency of $649,839 as at November 30, 2002 compared to a working capital deficiency of $879,171 as at August 31, 2002. We had a shareholders' deficiency of $460,282 as at November 30, 2002 compared to a shareholders' deficiency of $696,202 as at August 31, 2002.

Working Capital Deficiency

The decrease in our working capital deficiency is directly attributable to decreases to our demand loans and our deferred revenue, as discussed below.

Our accounts payable and accrued liabilities decreased to $511,193 as at November 30, 2002 from $516,710 at August 31, 2002, representing a decrease of $5,517 or 1%. Our inability to significantly reduce our accounts payable and accrued liabilities reflects our current inability to finance our operations from current product revenues.

Our demand loans payable decreased to $109,546 as at November 30, 2002 from $292,291 as at August 31, 2002. The reduction was the result of the conversion of approximately $184,000 of the demand loans into equity at a price based on the market value of our common stock.

Our current deferred revenues decreased to $126,590 as at November 30, 2002 from $229,469 as at August 31, 2002, representing a decrease of $102,879 or 45%. The decrease in deferred revenue is attributable to a change in our business practice. We have changed our business practices to separate our license agreements and maintenance agreements when sales of our software products are completed. When this business practice is adopted, revenue from the license agreement is realized in the fiscal period during which the license is sold and revenue from the maintenance agreement is realized in the fiscal period during which the maintenance obligations are performed and related expenses incurred. We anticipate that our deferred revenues will continue to decrease based on this business practice. We continue to recognize deferred revenue in compliance with Statement of Position No. 97-2 "Software Revenue Recognition", as referred to in the notes to our audited financial statements and as discussed below under the heading "Critical Accounting Policies". Deferred revenues reflect cash received in advance of meeting the revenue recognition criteria as described in the notes to the financial statements. Deferred revenues result if we complete sales of our software products when significant post-delivery obligations exist. In this case, revenue is deferred until we complete the post-delivery obligations. Cash that we receive in advance of meeting the revenue recognition criteria is recorded as a deferred revenue liability.

Cash Flows

Net cash used in operating activities increased to $10,415 for the three months ended November 30, 2002 compared to $2,908 for the three months ended November 30, 2001, representing an increase of $7,507. The cash used in operating activities was off-set by net cash provided by financing activities in the amount of $6,238 for the three months ended November 30, 2002 compared to $nil for the three months ended November 30, 2001.

Financings

We have financed our operations to date primarily through the sale of equity securities and borrowings from shareholders. When possible, we have issued common stock for services and debt settlement. We continued these financing activities through the three months ended November 30, 2002 as our revenues to date have provided insufficient funding for our working capital requirements. Accordingly, we anticipate that we will have to continue to rely on funding from private placements, cash flows and other offerings in order to finance our future operating costs.

We relied on issuances of our common stock in order to pay a portion of the consulting fees payable to our directors and consultants during the three months ended November 30, 2002. We have completed these share issuances due to the insufficiency of our cash flows from revenues and financing activities to pay for all of our operating costs. These share issuances included the following:

1. We issued 875,000 common shares having a market value of $119,500 for services rendered by consultants during the quarter. The issue of these shares resulted in a non-cash expense in the amount of $119,500. In addition, 225,000 common shares were issued from treasury to be earned as services are provided to us during the 2003 fiscal year.

2. We issued 336,300 common shares during the quarter ended November 30, 2002 in settlement of $34,630 of outstanding accounts payable and accrued liabilities owed to two of our directors and one of our consultants. As a result of the issue of shares to the consultant, we recorded a loss on debt settlement of $1,000, representing the excess of the market value of the common shares at the date of settlement over the carrying value of debt.

In addition, we completed the following issuances of our common stock during the three months ended November 30, 2002 in respect of our financing activities:

1. We issued 500,000 common shares from shares reserved for issuance relating to proceeds on a private placement received prior to August 31, 2002.

2. We issued an additional 50,000 common share on a private placement completed at $0.10 per share for total proceeds of $5,000.

3. We entered into private placement agreements for the purchase of an aggregate of 2,000,000 units at a price of $0.10 per unit for total gross proceeds of $200,000. Each unit consisted of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.20 per share for a one year period from closing of the private placement. A finder's fee of $16,000 was paid by us. The funds used to complete the private placement had been advanced to us during fiscal 2002 and were outstanding as demand loans as of August 31, 2002. Payment of the proceeds of the private placement was completed by the reduction to the demand loans made by the investors.

Going Concern

We have incurred recurring losses from operations and we have a working capital deficiency. As a result, substantial doubt exists about its ability to continue as a going concern. Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the continued support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful. If it is not, we will be required to reduce operations or liquidate assets. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our financial statements included with our Annual Report on Form 10-KSB for our fiscal year ended August 31, 2002.

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


ITEM 3.     CONTROLS AND PROCEDURES.

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

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The were no material developments in any of the legal proceedings to which we are a party, as disclosed in our Annual Report on Form 10-KSB for the year ended August 31, 2002, during the quarter ended November 30, 2002 and there have been no material developments since November 30, 2002.


Item 2.     Changes in Securities and Use of Proceeds

During our fiscal quarter ended November 30, 2002, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the "Securities Act"):

1. On July 17, 2002, we completed an offering of 500,000 shares of our common stock at a price of $0.10 per share to one non-U.S. purchaser for total proceeds of $50,000. We completed the offering pursuant to Rule 903 of Regulation S of the Securities Act. A finder's fee of $5,000 was paid by us. The certificates representing the shares were endorsed with a legend confirming their restrictive status pursuant to the Securities Act. The certificates representing these shares were issued subsequent to August 31, 2002 and accordingly the investment was recorded on our statement of stockholders' equity for the three month period ended November 30, 2002.

2. On September 23, 2002, we completed an offering of 50,000 shares of our common stock at a price of $0.10 per share to one non-U.S. purchaser for total proceeds of $5,000. We completed the offering pursuant to Rule 903 of Regulation S of the Securities Act. The certificates representing the shares were endorsed with a legend confirming their restrictive status pursuant to the Securities Act.

3. On September 23, 2002, we issued 25,000 shares of our common stock to Mr. John Gammack, one of our consultants. These shares were issued to Mr. Gammack based on a deemed price of $0.14 per share as payment to Mr. Gammack to settle outstanding accounts payable for services provided. We recorded a loss on debt settlement of $1,000 representing the excess of the market value of the common shares at the date of settlement over the carrying value of debt. The shares were issued pursuant to Section 4(2) of the Securities Act. The certificates representing the shares were endorsed with a legend confirming their restricted status pursuant to the Securities Act.

4. On October 10, 2002, we issued 150,000 shares of our common stock to Mr. Yoshitaro Kumagai, one of our directors. These shares were issued to Mr. Kumagai based on a deemed price of $0.10 per share as payment to Mr. Kumagai to settle outstanding accounts payable for services provided. The shares were issued pursuant to Section 4(2) of the Securities Act. The certificates representing the shares were endorsed with a legend confirming their restricted status pursuant to the Securities Act.

5. On November 20, 2002, we issued 161,300 shares of our common stock to Mr. Edward Kolic, one of our directors. These shares were issued to Mr. Kolic based on a deemed price of $0.10 per share as payment to Mr. Kolic to settle outstanding accounts payable for services provided. The shares were issued pursuant to Section 4(2) of the Securities Act. The certificates representing the shares were endorsed with a legend confirming their restricted status pursuant to the Securities Act.

6. On November 29, 2002, we entered into private placement agreements with four non-U.S. purchasers for the purchase of 2,000,000 units at a price of $0.10 per unit for total gross proceeds of $200,000. Each unit consisted of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.20 per share for a one year period from closing of the private placement. We completed the offering pursuant to Rule 903 of Regulation S of the

     Securities Act. A finder's fee of $16,000 was paid by us. The certificates representing the shares were endorsed with a legend confirming their restrictive status pursuant to the Securities Act. The certificates representing these shares and warrant certificates were issued subsequent to November 30, 2002. Accordingly, the investment will be recorded on our statement of stockholders' equity for the three month period ended February 28, 2003.


Item 3.     Default Upon Senior Securities

None.


Item 4.     Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of securities holders during the quarter ended November 30, 2002.


Item 5.     Other Information

None.

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits.


EXHIBIT NUMBER      DESCRIPTION
--------------      -----------
99.1                Certification of Chief Executive Officer and Chief Financial
                    Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

99.2                Risk Factors(1)

--------------------------------------------------------------------------------
     (1)  Filed  as  an  exhibit  to  this  Quarterly  Report  on  Form  10-QSB


(b)     Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter ended November 30, 2002.

                      Date of Filing
Date of Form 8-K      with the SEC           Description of the Form 8-K
----------------      --------------         ---------------------------

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


                                   DESTINY MEDIA TECHNOLOGIES INC.


Dated: January 14, 2003            /s/ Steven Vestergaard

                                   Steven Vestergaard, Chief Executive Officer and Chief Financial Officer

                                 CERTIFICATIONS*

I, Steven Vestergaard, Chief Executive Officer and Chief Financial Officer of Destiny Media Technologies, Inc., certify that;

1. I have reviewed this quarterly report on Form 10-QSB of Destiny Media Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                /s/ Steven Vestergaard
Date: January 14, 2003          ______________________________________
                                (Signature)
                                Chief Executive Officer and
                                Chief Financial Officer
                                _______________________________________
                                (Title)