Form 10QSB
period 2003-02-28
DESTINY MEDIA TECHNOLOGIES INC
filed 2003-04-14
CIK 1099369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
            (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file number:  0-028259

                         DESTINY MEDIA TECHNOLOGIES INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

COLORADO                                       84-1516745
--------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                1055 WEST HASTINGS STREET, SUITE 1040, VANCOUVER,
                         BRITISH COLUMBIA CANADA V6E 2E9
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

Yes  X  No  __
    --

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,253,598 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF FEBRUARY 28, 2003.

Transitional  small  business  disclosure  format  (check  one):

Yes  __  No  X
             -

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

Consolidated Financial Statements
(Expressed in United States dollars)

DESTINY MEDIA TECHNOLOGIES INC.

Six months ended February 28, 2003 and 2002
(Unaudited)

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Balance Sheets
(Expressed in United States dollars)




--------------------------------------------------------------------------------
                                                     February 28,     August 31,
                                                            2003           2002
--------------------------------------------------------------------------------
                                                     (Unaudited)
Assets

Current assets:
  Cash                                               $     9,297    $    20,997
  Short-term investments                                   7,273          7,016
  Accounts and other receivables, net of
   allowance for doubtful accounts of nil
   (August 31, 2002 - $19,626)                           135,474         74,824
  Inventory                                                4,453              -
  Prepaid expenses                                         1,484         56,497
--------------------------------------------------------------------------------
  Total current assets                                   157,981        159,334

Other assets, net of accumulated amortization
 of $26,538  (August 31, 2002 - $19,717)                  39,575         34,595

Notes receivable                                          99,946         99,946

Equipment, net of accumulated amortization
 of $124,342 (August 31, 2002 - $109,322)                 63,560         72,986
--------------------------------------------------------------------------------

Total assets                                         $   361,062    $   366,861
================================================================================

Liabilities and Stockholders' Deficiency

Current liabilities:
  Accounts payable and accrued liabilities           $   490,771    $   516,710
  Related party payable                                        -             35
  Loans payable                                          109,918        292,291
  Deferred revenue                                        93,117        229,469
--------------------------------------------------------------------------------
  Total current liabilities                              693,806      1,038,505

Deferred revenue                                           7,852         24,558

Stockholders' deficiency:
  Common stock, par value $0.001
    Authorized:  100,000,000 shares
    Issued and outstanding:  33,253,598 shares
      (August 31, 2002 - 28,730,903 shares)               33,105         28,382
  Common stock issuable                                        -         50,000
  Additional paid-in capital                           3,319,507      2,828,580
  Deferred stock compensation                             (6,021)       (18,093)
  Deficit                                             (3,666,279)    (3,574,786)
  Accumulated other comprehensive loss                   (20,908)       (10,285)
--------------------------------------------------------------------------------
  Total stockholders' deficiency                        (340,596)      (696,202)
--------------------------------------------------------------------------------

Total liabilities and stockholders' deficiency       $   361,062    $   366,861
================================================================================

Contingencies (note 6)


See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Statements of Operations
(Unaudited)
(Expressed in United States dollars)


--------------------------------------------------------------------------------
                                                            Three         Three
                           Six months    Six months        months        months
                                ended         ended         ended         ended
                          February 28,  February 28,  February 28,  February 28,
                                 2003          2002          2003          2002
--------------------------------------------------------------------------------

Revenue                   $   583,794   $   310,861   $   292,702   $   157,768

Operating expenses:
 General and
  administrative              170,777       157,040        84,522        89,582
 Sales and marketing          265,764       280,740        93,470       123,011
 Research and development     215,635       183,847        78,772        99,035
 Depreciation and
  amortization                 17,688        73,471         8,628        10,249
--------------------------------------------------------------------------------
                              669,864       695,098       265,392       321,877
--------------------------------------------------------------------------------

Earnings (loss) from
 operations                   (86,070)     (384,237)       27,310      (164,109)

Other earnings (expenses):
 Interest expense              (5,423)       (1,757)       (2,466)       (1,126)
 Interest income and other
  earnings                          -         4,124             -         2,512
--------------------------------------------------------------------------------
                               (5,423)        2,367        (2,466)        1,386
--------------------------------------------------------------------------------

Earnings (loss) for
 the period               $   (91,493)  $  (381,870)  $    24,844   $  (162,723)
================================================================================

Earnings (loss) per
 common share,
 Basic and diluted        $     (0.00)  $     (0.01)  $      0.00   $     (0.01)
================================================================================

Weighted average common
 shares outstanding,
 basic and diluted         31,183,243    27,963,425    33,505,340    28,136,782
================================================================================



See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Statements of Stockholders' Deficiency and Comprehensive Loss (Expressed in United States dollars)



--------------------------------------------------------------------------------
                                       Common stock      Additional
                                  ---------------------    paid-in      Shares
                                    Shares      Amount     capital     issuable
--------------------------------------------------------------------------------
Balance, August 31, 2002          28,730,903   $28,382   $2,828,580   $  50,000

 Loss for the period                       -         -            -           -
 Cumulative translation
  adjustment                               -         -            -           -
 Comprehensive loss

 Common stock issued for
  services rendered                  950,000       950      124,550           -
 Common stock issued for
  settlement of debt                 336,300       336       34,294           -
 Common stock issued for
  cash on private placement        1,550,000     1,550      148,450     (50,000)
 Common stock issued on
  conversion of loans
  payable (note 5(c))              2,000,000     2,000      182,000           -
 Amortization of deferred
  stock compensation                       -         -       (3,646)          -
 Common stock issued for
  future services to be
  rendered (note 5(a)(ii))           150,000         -            -           -
 Common stock cancelled             (463,605)     (113)         113           -
 Options issued to non-
  employees for services                   -         -        5,166           -
--------------------------------------------------------------------------------
Balance, February 28, 2003        33,253,598   $33,105   $3,319,507   $       -
================================================================================


--------------------------------------------------------------------------------
                                  Deferred               Cumulative  Total stock
                                     stock               translation    holders'
                              compensation     Deficit   adjustment   deficiency
--------------------------------------------------------------------------------
Balance, August 31, 2002        $ (18,093)  $(3,574,786)  $ (10,285)  $(696,202)


 Loss for the period                    -       (91,493)          -     (91,493)
 Cumulative translation
  adjustment                            -             -     (10,623)    (10,623)
                                                                      ----------
 Comprehensive loss                                                    (102,116)


 Common stock issued for
  services rendered                     -             -           -     125,500
 Common stock issued for
  settlement of debt                    -             -           -      34,630
 Common stock issued for
  cash on private placement             -             -           -     100,000
 Common stock issued on
  conversion of loans
  payable (note 5(c))                   -             -           -     184,000
 Amortization of deferred
  stock compensation               12,072             -           -       8,426
 Common stock issued for
  future services to be
  rendered (note 5(a)(ii))              -             -           -           -
 Common stock cancelled                 -             -           -           -
 Options issued to non-
  employees for services                -             -           -       5,166
--------------------------------------------------------------------------------
Balance, February 28, 2003      $  (6,021)  $(3,666,279)  $ (20,908)  $(340,596)
================================================================================


See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)


---------------------------------------------------------------------------
                                                 Six months     Six months
                                                      ended          ended
                                                February 28,   February 28,
                                                       2003           2002
---------------------------------------------------------------------------

Cash flows from operating activities:
  Loss for the period                             $ (91,493)     $(381,870)
  Items not involving cash:
    Depreciation and amortization                    17,688         73,471
    Shares issuable for services                          -         30,625
    Shares issued for services rendered             125,500              -
    Shares issued for debt settlement                34,630              -
    Stock-based compensation - employees              8,426         14,897
    Stock-based compensation -  non-employees         5,166          5,475
    Interest accrued on note receivable                   -          2,466
  Changes in non-cash working capital:
    Accounts receivable                             (58,439)        (6,095)
    Inventory                                        (4,453)             -
    Prepaid expenses                                 56,517           (436)
    Accounts payable and accrued liabilities        (43,440)       104,374
    Deferred revenue                               (162,379)       119,654
---------------------------------------------------------------------------
  Net cash used in operating activities            (112,277)       (37,439)

Cash flows from investing activities:
  Purchase of equipment                                   -         (4,022)
  Purchase of other assets                           (9,807)       (10,026)
---------------------------------------------------------------------------
  Net cash used in investing activities              (9,807)       (14,048)

Cash flows from financing activities:
  Amounts paid to related party                         (35)             -
  Net proceeds from shareholder loans                 1,322         50,000
  Net proceeds from issuance of common stock        100,000              -
---------------------------------------------------------------------------
  Net cash provided by financing activities         101,287         50,000
---------------------------------------------------------------------------

Net decrease in cash and cash equivalents
 during the period                                  (20,797)        (1,487)

Effect of foreign exchange rate

changes
 on cash                                              9,097         (6,118)

Cash and cash equivalents at beginning
 of period                                           20,997         30,443
---------------------------------------------------------------------------


Cash and cash equivalents at end of period        $   9,297      $  22,838
===========================================================================


Supplementary disclosure:
  Cash paid for:
    Interest                                      $   5,423      $   1,756
    Income tax                                            -              -
  Non-cash transactions:
    Common stock issued for settlement
     of debt                                         34,630         68,743
    Common stock issued for services
     rendered                                       125,500              -
    Common stock issuable for
     services rendered                                    -         30,625
    Common stock cancelled                              113              -
    Deferred stock-based compensation                13,592         20,372
    Advertising obtained through
     barter transaction                                   -         36,000
    Common stock issued on conversion
     of loans payable                               184,000         10,000

===========================================================================


See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six months ended February 28, 2003 and 2002
--------------------------------------------------------------------------------

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

2.     Continuing operations:

From inception of the business, the Company has incurred cumulative losses of $3,666,279 and at February 28, 2003 had a working capital deficiency of $535,825. As a result, substantial doubt exists about its ability to continue as a going concern.

These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities and commitments in the ordinary course of business. Operations to date have been primarily financed by equity transactions. Depending on the Company's ability to continue to grow sales and related cash flows, the Company may need additional capital through public or private financings that may not be available on reasonable terms. Accordingly, the Company will require the continued financial support from its shareholders and creditors until it is able to generate sufficient cash flows from operations on a sustained basis. It is management's intention to leverage its existing technology to further develop sales and will continue to evaluate its projected expenditures relative to its available cash. There can be no assurances that the Company will be successful in generating additional cash for operations. If it is not successful in generating cash for operations, the Company will be required to reduce operations or liquidate assets. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

3.     Unaudited interim financial information:

The financial information at February 28, 2003 and for the three and six month periods ended February 28, 2003 and 2002 is unaudited.

The accompanying unaudited consolidated financial statements are prepared in accordance with United States generally accepted accounting principles but do not include all information and footnotes required by United States generally accepted accounting principles for annual financial statements. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year or for any other period. These financial statements should be read in conjunction with the summary of accounting policies and the notes to the consolidated financial statements for the fiscal year ended August 31, 2002 included in the Company's annual report on Form 10-KSB.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six months ended February 28, 2003 and 2002
--------------------------------------------------------------------------------

4.     Significant accounting policies:

These financial statements follow the same accounting policies and methods of their application as the annual financial statements of the Company, except as described below.

(a)  Inventory:

     Inventory, consisting solely of finished goods, is carried at the lower of cost, determined on a weighted average basis, and net realizable value.

5.     Share capital:

(a)  Common  shares  issued  for  non-cash  consideration:

     Shares issued for non-cash consideration have been valued at their market value at the date the services are provided.

     (i) During the six month period ended February 28, 2003, the Company issued 800,000 common shares to a shareholder of the Company pursuant to a consulting agreement for licensing and finance services.

    (ii) During the six month period ended February 28, 2003, the Company issued 300,000 common shares to a consultant pursuant to an agreement for future licensing and finance services. As at February 28, 2003, the Company recorded 150,000 common shares as being earned and 150,000 remained outstanding as services have yet to be provided. At the date of termination of the agreement, the consultant is required to return any common shares received for services not completed as at that date.

   (iii) During the six month period ended February 28, 2003, 336,300 common shares having a fair value of $34,630 were issued to settle outstanding accounts payable and accrued liabilities of $34,630.

(b)  Common  shares  issued  for  cash:

     (i) During the six month period ended February 28, 2003, 500,000 common shares were issued from shares reserved for issuance relating to proceeds on a private placement received by the Company prior to August 31, 2002.

    (ii) During the six month period ended February 28, 2003, the Company completed a series of private placements, which consisted of the issuance of 1,050,000 common shares at a price of $.10 per share for gross proceeds of $105,000. In connection with this offering the Company paid an agent's fee of $5,000.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six months ended February 28, 2003 and 2002
--------------------------------------------------------------------------------

5.     Share capital (continued):

(c)  Common  shares  issued  on  conversion  of  loans  payable:

     During the six month period ended February 28, 2003, the Company issued 2,000,000 common shares at a price of $0.10 per unit pursuant to unit subscription agreements. The subscription proceeds of $200,000 were collected prior to August 31, 2002 and were recorded in loans payable as such amounts were refundable prior to the execution of the signed unit subscription agreements. Each unit is comprised of one share of the Company's common stock and one share purchase warrant. Each warrant entitles the subscriber to purchase one share of the Company's common stock for a one year period from closing of the private placement. The exercise price of each warrant is $0.20 per share. In connection with this offering, the Company paid an agent's fee of $16,000.

(d)  Common  shares  cancelled:

     During the six month period ended February 28, 2003, the Company cancelled 463,605 common shares. Included in the common shares cancelled were 250,000 common shares issued and held in escrow, 100,000 common shares issued and contingently returnable and 113,605 common shares issued whereby no proper consideration had been received.

6.     Contingencies:

(a) Destiny Software Productions Inc. ("Destiny"), a subsidiary of the Company, has commenced legal proceedings against Impatica.com Inc. ("Impatica") for payment of approximately $512,500 in unpaid technology licensing fees. It is the Company's position that Impatica has repudiated the licensing agreement and that the unpaid license fees totaling $512,500 are a debt owing by Impatica to Destiny. The outstanding balance has not been recorded as revenue in the consolidated financial statements. The defendant has denied liability to Destiny on the basis that the license agreement was not formalized and that funds were advanced on an alleged "good faith" agreement. The defendant has filed a counterclaim against Destiny seeking return of the $162,500 advanced to Destiny on the alleged "good faith" agreement based on the defendant's allegation that the technology did not perform as represented. No amounts have been recorded in the financial statements at February 28, 2003 as the outcome of this claim is not determinable.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six months ended February 28, 2003 and 2002
--------------------------------------------------------------------------------

6.     Contingencies (continued):

(b) On April 4, 2002, a private company owned and operated by the Company's former chief financial officer, filed a claim against the Company alleging breach of an engagement agreement. The plaintiff is seeking judgment for the sum of CDN$23,702 for outstanding invoices that are alleged to be owing pursuant to the engagement agreement. In addition, the plaintiff is claiming judgment for the sum of CDN$300,000 pursuant to a term of the engagement agreement that allegedly obligated the Company to pay a fee of CDN$300,000 if the plaintiff secured an equity placement of CDN$1,500,000. The plaintiff is also seeking an order that the Company issue to the plaintiff 120,000 fully vested stock options exercisable at the price of $0.25, plus general and special damages. The Company filed a statement of defence denying liability in this proceeding. The Company maintains that no equity private placement was ever secured by the plaintiff that would require the Company to pay any amount to the plaintiff. The Company also filed a counterclaim against the private company and the former Chief Financial Officer alleging they breached their contractual and fiduciary duties, including misappropriation of funds and corporate assets, and are liable to the Company for damages. No amounts have been recorded in the financial statements at February 28, 2003 as the outcome of this claim is not determinable. Any amounts recognized will be recorded when determinable.

(c) On April 22, 2002, a former officer filed a claim against the Company for breach of an employment contract and for negligent misrepresentations in connection with investments made by the former officer in the Company's common stock. The former officer is claiming wrongful dismissal without just cause and without reasonable notice, contrary to the terms of the employment contract with the Company. The former officer is also claiming damages arising from alleged negligent misrepresentations in connection investments in the total amount of US$185,000 made by the former officer through private placements in the Company's common stock. In addition to damages for wrongful dismissal and damages for negligent misrepresentation, the former officer is claiming CDN$61,269 for unpaid salary and expenses, US$16,300 for expenses, interest and costs. The Company has filed a statement of defence in this legal proceeding. The Company claims that the former officer breached his contractual duties and fiduciary duties as an officer and as a consequence he was dismissed for cause. The Company also denied that any misrepresentations were made by the Company to the former officer. The Company has also filed a counterclaim against the former officer for damages arising by reason of breaches of his fiduciary and contractual duties to the Company. No amounts have been recorded in the financial statements at February 28, 2003 as the outcome of this claim is not determinable. Any amounts to be recognized will be recorded when determinable.

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

We have finished development of all our software products. Our primary business focus is currently on marketing and achieving sales of our Clipstream(TM) product line. The Clipstream(TM) product line currently represents approximately 95% of revenues. We plan to expand our revenue base by bundling our Destiny Media Player(TM) and the RadioDestiny Broadcaster(TM) products for marketing under the "Pirate Radio" brand name. We plan to sell the Pirate Radio product suite in retail stores and from our website at
http://www.pirateradio.com.   We  currently  are  not  actively  marketing  our
--------------------------
MPE(TM)  software,  but  are  pursuing  sales  where  opportunities  exist.

We are a publicly traded company. Our common stock trades on the OTC Bulletin board under the symbol "DSNY" and on the Berlin exchange in Germany under the symbol "DME".

Our  corporate  website  is  located  on  the  Internet  at http://www.dsny.com.
                                                            -------------------

PLAN OF OPERATIONS

During our fiscal year ending August 31, 2003, our management plans on concentrating its efforts on marketing Clipstream(TM), Radio Destiny Broadcaster / Pirate Radio and MPE. We do not plan to raise additional funds in the near term and expect to build growth through sales.


OPERATING RESULTS

SIX MONTHS ENDED FEBRUARY 28, 2003

REVENUE

Approximately 95% of our revenues continue to be derived from sales of our Clipstream software, with the balance being comprised of sales of our RadioDestiny Broadcaster software and sales of our PirateRadio software. For sales of our Clipstream software, our revenues are primarily attributable to revenues from license fees. Revenues associated with maintenance agreements for our Clipstream software, which include updates, upgrades, support and training services, accounted for approximately 20% of Clipstream revenues.

Our revenues increased to $292,702 for the quarter ended February 28, 2003 from $157,768 for the quarter ended February 28, 2002, representing an increase of $134,934 or 86%. Our revenues increased to $583,794 for the six months ended February 28, 2003 from $310,861 for the six months ended February 28, 2002, representing an increase of $272,933 or 88%. The increase in our revenues is primarily attributable to substantial increases in the sales of our Clipstream java-based audio and video streaming products. This increase in revenues was broadly spread across revenues from advertising, white labels and OEM's, partner fees, corporate intranets, portals and other licensing opportunities. We believe the increase in sales of our Clipstream is the result of our assembly of a core sales group in fiscal 2002 combined with the market acceptance of our Clipstream software products. We believe that market acceptance has been the result of consumer recognition of the Clipstream brand as an affordable solution and viable alternative to the products being offered by our competitors. We achieved initial revenues from sales of our PirateRadio software during the three months ended February 28, 2003, however these revenues amounted to less than 5% of our total revenues for the quarter.

Our revenues for the three months ended February 28, 2003 included $52,068 or 18% of deferred revenues under software sales completed in prior periods. Our revenues for the six months ended February 28, 2003 included $162,379 or 28% of deferred revenues under software sales completed in prior periods. Accordingly, revenues from sales of new software products were $240,634 or 82% for our second quarter, compared to $421,415 or 72% for the first six months. These deferred revenues represent revenues associated with maintenance obligations performed during the quarter under software sales completed in prior periods. We have changed our business practice for current sales to separate the license and maintenance revenues, as discussed below under Liquidity and Financial Condition
- Working Capital Deficiency, with the result that we anticipate the portion of our sales attributable to deferred revenues in subsequent quarters to decrease.

We plan to continue focusing our sales and marketing efforts on our Clipstream software products during 2003. Our plan is to continue to work closely with both current and potential customers with the objective of raising market awareness of our products and ensuring greater consumer adoption of our products with resulting higher revenues. We also anticipate that we will continue to earn revenues from our PirateRadio software suite during the balance of fiscal 2003. Our current plan is to use revenues from existing PirateRadio software sales to fund any expansion of sales of our PirateRadio software into the retail market. However, in the absence of increased sales, we may require additional funding from external sources in order to launch the PirateRadio software suite into major retail outlets. Accordingly, there is no assurance significant sales will be achieved.

OPERATING EXPENSES

General and Administrative. Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures. General and administrative expenses decreased to $84,522 for the quarter ended February 28, 2003 from $89,582 for the quarter ended February 28, 2002, a decrease of $5,060 or 6%. General and administrative expenses increased to $170,777 for the six months ended February 28, 2003 from $157,040 for the six ended February 28, 2002, an increase of 13,737 or 9%. The decrease during our quarter was the result of the successful reduction of all overhead costs being incurred including telecommunications and rent. We are encouraging all departments to scrutinize expenditures and pursue favorable arrangements with key suppliers where possible in order to keep our overhead costs down.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personal costs including overhead, sales commissions, advertising and promotional fees, and travel costs. Sales and marketing expenses decreased to $93,470 for the quarter ended February 28, 2003 from $123,011 for the quarter ended February 28, 2002, a decrease of $29,541 or 24%. Sales and marketing expenses decreased to $265,764 for the six months ended February 28, 2003 from $280,740 for the six months ended February 28, 2002, a decrease of $14,976 or 5%. The decreases resulted from a reduction in advertising and promotion costs as well as a reduction in all overhead costs incurred by the sales and marketing department. We will continue to be selective as to the trade shows attended and will focus our efforts on direct contact with key personnel of potentially strategic customers. Sales and marketing expenses may increase throughout fiscal 2003 due to our focus on marketing the Clipstream software products and our planned launch of the PirateRadio software suite through retail outlets.

Research and Development. Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. Research and development costs for the quarter ended February 28, 2003 decreased to $78,772 from $99,035 for the quarter ended February 28, 2002, a decrease of $20,263 or 20%. Research and development costs for the six months ended February 28, 2003 increased to $215,635 from $183,847 for the six months ended February 28, 2002, an increase of $31,788 or 17%. The decrease in our second quarter was attributed to the elimination of outside development consulting fees incurred along with savings realized in all overhead cost categories. We have seen our products enjoy mainstream acceptance amongst the early adopters of technology and have committed ourselves to increasing our market position through focused efforts in sales and marketing. We anticipate maintaining research and development expenses at current levels through fiscal 2003.

Depreciation and Amortization. Depreciation and amortization expenses arose from equipment and other assets. Depreciation and amortization decreased to $8,628 for the quarter ended February 28, 2003 from $10,249 for the quarter ended February 28, 2002, a decrease of $1,621 or 16%. Depreciation and amortization decreased to $17,688 for the six months ended February 28, 2003 from $73,471 for the six months ended February 28, 2002, a decrease of $55,783 or 76%. The decrease in depreciation and amortization is due to the lower average net book value of equipment and the write down of intellectual property and goodwill during the period ended February 28, 2002.

OTHER EXPENSES AND INTEREST

Interest expense increased to $2,466 for the quarter ended February 28, 2003 from $1,126 for the same period in fiscal 2002, representing an increase of $1,340. Interest expense increased to $5,423 for the six months ended February 28, 2003 from $1,757 for the same period in fiscal 2002, representing an increase of $3,666. The increase is a reflection of the number of transactions the Company is now processing as we continue to develop sales.

INCOME FROM OPERATIONS

Income  from  operations  for  the  quarter  ended February 28, 2003 was $27,310 compared to a loss from operations of $164,109 for the same period ended February 28, 2002 for an effective positive change of $191,419. The change was a direct result of our revenues increasing by $134,934 or 86% while our operating expenses decreased by $56,485 or 18% to produce our first operating profit of $27,310 since the Company's inception. Net income for the quarter ended February 28, 2003 was $24,844 compared to a net loss of $162,723 for the same quarter in fiscal 2002 for an effective positive increase of $187,567.

Loss from operations for the six months ended February 28, 2003 was $86,070 compared to a loss from operations of $384,237 for the same period ended February 28, 2002 for a decrease in losses of $298,167 or 78%. The change was a direct result of the revenues increasing by $272,933 or 88% while operating expenses decreased by $25,234 or 4% to produce a loss from operations of $86,070. Net loss for the six months ended February 28, 2003 was $91,493 compared to a net loss of $381,870 for the same quarter in fiscal 2002 for a decrease of $290,377.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $9,297 as at February 28, 2003 compared to cash of $20,997 as at August 31, 2002. We had a working capital deficiency of $535,825 as at February 28, 2003 compared to a working capital deficiency of $879,171 as at August 31, 2002. We had a shareholders' deficiency of $340,596 as at February 28, 2003 compared to a shareholders' deficiency of $696,202 as at August 31, 2002.

WORKING CAPITAL DEFICIENCY

The decrease in our working capital deficiency is directly attributable to decreases to our loans payable and our deferred revenue, as discussed below.

Our accounts payable and accrued liabilities decreased to $490,771 as at February 28, 2003 from $516,710 at August 31, 2002, representing a decrease of $25,939 or 5%. Our inability to significantly reduce our accounts payable and accrued liabilities reflects our current inability to finance our operations from current product revenues. Included in our accounts payable and accrued liabilities balance as at February 28, 2003 is $155,922 of disputed amounts arising from the cancellation of various agreements. We are currently considering all options available to extinguish these liabilities.

Our loans payable decreased to $109,918 as at February 28, 2003 from $292,291 as at August 31, 2002. The reduction was primarily the result of the conversion of approximately $184,000 of the loans into equity at a price based on the market value of our common stock.

Our current deferred revenues decreased to $93,117 as at February 28, 2003 from $229,469 as at August 31, 2002, representing a decrease of $136,352 or 59%. The decrease in deferred revenue is attributable to a change in our business practice. We have changed our business practices to separately sell our license agreements and maintenance agreements when sales of our software products are completed. As a result, sales of our maintenance agreements which were previously sold as part of the initial sale of the license, have decreased because most customers are not purchasing the maintenance agreements. We anticipate that our deferred revenues will continue to decrease based on this business practice. We continue to recognize deferred revenue in compliance with Statement of Position No. 97-2 "Software Revenue Recognition", as referred to in the notes to our audited financial statements and as discussed below under the heading "Critical Accounting Policies". Deferred revenues reflect cash received in advance of meeting the revenue recognition criteria as described in the notes to the financial statements. Deferred revenues result if we complete sales of our software products when post-delivery obligations exist. In this case, revenue is deferred until we complete the post-delivery obligations. Cash that we receive in advance of meeting the revenue recognition criteria is recorded as a deferred revenue liability.

CASH FLOWS

Net cash used in operating activities increased to $112,227 for the six months ended February 28, 2003 compared to $37,439 for the six months ended February 28, 2002, representing an increase of $74,788. The cash used in operating activities was off-set by net cash provided by financing activities in the amount of $101,287 for the six months ended February 28, 2003 compared to $50,000 for the six months ended February 28, 2002.

FINANCINGS

We have financed our operations to date primarily through the sale of equity securities. When possible, we have issued common stock for services and debt settlement. We continued these financing activities through the fiscal quarter ended February 28, 2003 as our revenues to date have provided insufficient funding for our working capital requirements. Depending on our ability to sufficiently develop sales and related cash flows, we may need additional capital through public or private financings that may not be available on reasonable terms. Accordingly, we will require the continued financial support from its shareholders and creditors until it is able to generate sufficient cash flows from operations on a sustained basis.

During the three month period ended February 28, 2003, 75,000 common shares were released from treasury for services rendered during the quarter. The issue of these shares resulted in a non-cash expense of $6,000. Furthermore, there remain 150,000 common shares held in treasury to be earned as services are provided to us during the 2003 fiscal year.

In addition, we entered into private placement agreements during the quarter ended February 28, 2003 for the sale of an aggregate of 1,000,000 common shares at a price of $0.10 per common share for total gross proceeds of $100,000. A finder's fee of $5,000 was paid by us.

GOING CONCERN

We have incurred recurring losses from operations and we have a working capital deficiency. As a result, substantial doubt exists about our ability to continue as a going concern. Operations to date have been primarily financed by equity transactions. Depending on our ability to continue to grow sales and related cash flows, we may need additional capital through public or private financings that may not be available on reasonable terms. Accordingly, we will require the continued financial support from our shareholders and creditors until we are able to generate sufficient cash flows from operations on a sustained basis. There can be no assurances that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our financial statements included with our Annual Report on Form 10-KSB for our fiscal year ended August 31, 2002.


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


ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Steven Vestergaard. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting management in a timely manner to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The were no material developments in any of the legal proceedings to which we are a party, as disclosed in our Annual Report on Form 10-KSB for the year ended August 31, 2002, during the quarter ended February 28, 2003 and there have been no material developments since February 28, 2003.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended February 28, 2003, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the "Securities Act"):

1. On December 9, 2002, we entered into private placement agreements with two non-U.S. purchasers for the purchase of 1,000,000 common shares at a price of $0.10 per common share for total gross proceeds of $100,000. We completed the offering pursuant to Rule 903 of Regulation S of the Securities Act. A finder's fee of $5,000 was paid by us. The certificates representing the shares were endorsed with a legend confirming their restrictive status pursuant to the Securities Act.


ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders during the quarter ended February 28, 2003.


ITEM 5.     OTHER INFORMATION

None.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(A)     EXHIBITS.


EXHIBIT NUMBER      DESCRIPTION
--------------      ---------------------

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


                                       DESTINY MEDIA TECHNOLOGIES INC.


Dated:  April 14, 2003                 /s/ Steven Vestergaard
                                       -------------------------------------
                                       Steven Vestergaard, Chief Executive
                                       Officer and Chief Financial Officer

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


                               /s/ Steven Vestergaard
Date:  April 14, 2003          ______________________________________
                               (Signature)
                               CHIEF EXECUTIVE OFFICER AND
                               CHIEF FINANCIAL OFFICER
                               _______________________________________
                               (Title)