Form 10QSB
period 2003-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2003-07-16
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

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
British Columbia Canada V6E 2E9
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (604) 609-7736

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to the above filing requirements for the past 90 days.

Yes X No __

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,386,931 Shares of $0.001 par value common stock outstanding as of July 8, 2003.

Transitional small business disclosure format (check one):

Yes __ No X

PART I - FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal and recurring nature. Operating results for the nine months ended May 31, 2003 are not necessarily indicative of the results that can be expected for the year ending August 31, 2003.

            Consolidated Financial Statements
            (Expressed in United States dollars)

                                                DESTINY MEDIA TECHNOLOGIES INC.

            Nine months ended May 31, 2003 and 2002
            (Unaudited)

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

	May 31,	August 31,
	2003	2002
	(Unaudited)
Assets

Current assets:
Cash	$2,918	$20,997
Short-term investments	8,025	7,016
Accounts receivable net of allowance for doubtful
accounts of nil (August 31, 2002 - $19,626)	91,349	60,255
Other receivables	16,740	14,569
Inventory	4,572	-
Prepaid expenses	182	56,497

Total current assets	123,786	159,334

Other assets, net of accumulated amortization of $39,472
(August 31, 2002 - $19,717)	33,992	34,595

Note receivable	99,946	99,946

Equipment, net of accumulated amortization of $139,280
(August 31, 2002 - $109,322)	64,753	72,986

Total assets	$322,477	$366,861

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$541,766	$516,710
Related party payable	-	35
Loans payable	11,672	192,291
Deferred revenue	60,781	229,469
Total current liabilities	614,219	938,505

Deferred revenue	-	24,558

Funds held for share settlement (note 6)	100,000	100,000

Stockholders’ deficiency:
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 33,253,598 shares
(August 31, 2002 – 28,730,903 shares)
Issued and held for settlement: 133,333 shares (note 6)	33,180	28,382
Common stock issuable	-	50,000
Additional paid-in capital	3,335,610	2,828,580
Deferred stock compensation	(3,443)	(18,093)
Deficit	(3,694,610)	(3,574,786)
Accumulated other comprehensive loss	(62,479)	(10,285)

Total stockholders’ deficiency	(391,742)	(696,202)

Total liabilities and stockholders’ deficiency	$322,477	$366,861

Contingencies (note 7)
Subsequent event (note 7(c))

See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Statements of Operations
(Unaudited)
(Expressed in United States dollars)

	Nine	Nine	Three	Three
	months	months	months	months
	ended	ended	ended	ended
	May 31,	May 31,	May 31,	May 31,
	2003	2002	2003	2002

Revenue	$824,827	$516,328	$241,033	$205,467

Operating expenses:
General and administrative	248,494	295,462	77,717	110,482
Sales and marketing	359,556	423,818	93,792	125,079
Research and development	301,717	201,139	86,082	63,231
Depreciation and amortization	31,016	83,892	13,328	10,421
	940,783	1,004,311	270,919	309,213

Loss from operations	(115,956)	(487,983)	(29,886)	(103,746)

Other earnings (expenses):
Bank charges and interest expense	(8,366)	(2,817)	(2,943)	(1,060)
Interest income and other earnings	4,498	4,266	4,498	142

	(3,868)	1,449	1,555	(918)

Loss for the period	$(119,824)	$(486,534)	$(28,331)	$(104,664)

Loss per common share, basic
and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.00)

Weighted average common shares
outstanding, basic and diluted	31,830,670	28,023,235	33,103,598	28,140,903

See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Statements of Stockholders’ Deficiency and Comprehensive Loss
(Expressed in United States dollars)

			Additional		Deferred		Cumulative	Total
	Common stock		paid-in	Shares	stock		translation	stockholders’

	Shares	Amount	capital	issuable	compensation	Deficit	adjustment	deficiency

Balance, August 31, 2002	28,730,903	$28,382	$2,828,580	$50,000	$(18,093)	$(3,574,786)	$(10,285)	$(696,202)

Loss for the period	-	-	-	-	-	(119,824)	-	(119,824)
Cumulative translation adjustment	-	-	-	-	-	-	(52,194)	(52,194)

Comprehensive loss								(868,220)

Common stock issued for services rendered				-
(note 5(a)(i) and (ii))	1,025,000	1,025	130,475	-	-	-	-	131,500
Common stock issued for settlement of debt
(notes 5(a)(iii))	336,300	336	34,294	-	-	-	-	34,630
Common stock issued for cash on private
placement (note 5(b))	1,550,000	1,550	148,450	(50,000)	-	-	-	100,000
Common stock issued on conversion of
loans payable (note 5(c))	2,000,000	2,000	182,000	-	-	-	-	184,000
Finders fee not earned	-	-	10,000	-	-	-	-	10,000
Amortization of deferred stock compensation	-	-	(3,646)	-	14,650	-	-	11,004
Common stock issued for future services
to be rendered (note 5(a)(ii))	75,000	-	-	-	-	-	-	-
Common stock cancelled (note 5 (d))	(463,605)	(113)	113	-	-	-	-	-
Options issued to non-employees for services	-	-	5,344	-	-	-	-	5,344

Balance, May 31, 2003	33,253,598	$33,180	$3,335,610	$-	$(3,443)	$(3,694,610)	$(62,479)	$(391,742)

See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

	Nine months	Nine months
	ended	ended
	May 31,	May 31,
	2003	2002

Cash flows from operating activities:
Loss for the period	$(119,824)	$(486,534)
Items not involving cash:
Depreciation and amortization	31,016	83,892
Shares issuable for services	-	15,000
Shares issued for services rendered	131,500	-
Stock-based compensation - employees	11,004	21,201
Stock-based compensation - non-employees	5,344	6,057
Changes in non-cash working capital:
Accounts receivable	(20,263)	(32,551)
Other receivables	(2,170)	3,475
Inventory	(4,130)	-
Prepaid expenses	57,697	(4,804)
Accounts payable and accrued liabilities	3,017	192,872
Deferred revenue	(207,572)	80,752

Net cash used in operating activities	(114,381)	(120,640)

Cash flows from investing activities:
Purchase of equipment	-	(6,973)
Disposal of equipment	1,186	-
Purchase of other assets	(10,246)	(19,136)
Net cash used in investing activities	(9,060)	(26,109)

Cash flows from financing activities:
Amounts paid to related party	(36)	-
Net proceeds from loans payable	1,977	160,000
Net proceeds from issuance of common stock	100,000	-

Net cash provided by financing activities	101,941	160,000

Net increase (decrease) in cash and cash
equivalents during the period	(21,500)	13,251

Effect of foreign exchange rate changes on cash	3,421	(18,849)

Cash and cash equivalents at beginning of period	20,997	30,443

Cash and cash equivalents at end of period	$2,918	$24,845

Supplementary disclosure:
Cash paid for:
Interest	$8,366	$2,817
Income tax	-	-
Non-cash transactions:
Common stock issued for cash received
in prior period	50,000	-
Common stock issued for settlement of debt	34,630	68,743
Advertising obtained through barter
transaction	-	36,000
Common stock issued on conversion of loans
payable	184,000	10,000

See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Nine months ended May 31, 2003 and 2002

1.    Organization:
Destiny Media Technologies Inc. (the “Company”) develops enabling technologies that allow for the distribution over the Internet of digital media files in either a streaming or digital download format. The technologies are proprietary.

2.    Continuing operations:
From inception of the business, the Company has incurred cumulative losses of $3,694,610 and at May 31, 2003 had a working capital deficiency of
            $490,433. As a result, substantial doubt exists about its ability to continue as a going concern.
These financial statements have been prepared on the going concern basis under which an entity is considered to be able to realize its assets and satisfy its liabilities and commitments in the ordinary course of business. Operations to date have been primarily financed by equity transactions. Depending on the Company’s ability to continue to grow sales and related cash flows, the Company may need additional capital through public or private financings that may not be available on reasonable terms. Accordingly, the Company will require the continued financial support from its shareholders and creditors until it is able to generate sufficient cash flows from operations on a sustained basis. It is management’s intention to leverage the Company’s existing technology to further develop sales and to evaluate its projected expenditures relative to its available cash. There can be no assurances that the Company will be successful in generating additional cash for operations. If it is not successful in generating cash for operations, the Company will be required to reduce operations or liquidate assets. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

3.    Unaudited interim financial information:
The financial information at May 31, 2003 and for the three and nine month periods ended May 31, 2003 and 2002 is unaudited.

The accompanying unaudited consolidated financial statements are prepared in accordance with United States generally accepted accounting principles but do not include all information and footnotes required by United States generally accepted accounting principles for annual financial statements. However, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the results of operations for the relevant periods have been made. Results for the interim periods are not necessarily indicative of the results to be expected for the year or for any other period. These financial statements should be read in conjunction with the summary of accounting policies and the notes to the consolidated financial statements for the fiscal year ended August 31, 2002 included in the Company’s annual report on Form 10-KSB.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Nine months ended May 31, 2003 and 2002

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

5.    Share capital:

    (a)    Common shares issued for non-cash consideration:

                            Shares issued for non-cash consideration have been valued at their market value at the date the services were provided and the shares earned.
        (i)    During the nine month period ended May 31, 2003, the Company issued 800,000 common shares at a price of $0.14 per share to a shareholder of the Company pursuant to a consulting agreement for licensing and finance services.

      (ii)    During the nine month period ended May 31, 2003, the Company issued 300,000 common shares to a consultant pursuant to an agreement for future licensing and finance services. As at May 31, 2003, the Company recorded 225,000 common shares as being earned and 75,000 are returnable as services have yet to be provided. At the date of termination of the agreement, the consultant is required to return any common shares received for services not completed as at that date.

      (iii)    During the nine month period ended May 31, 2003, 336,300 common shares having a fair value of $34,630 were issued to settle outstanding accounts payable and accrued liabilities of $34,630. No gain or loss on settlement of debt resulted from these debt settlement transactions.

(b)    Common shares issued for cash:

      (i)    During the nine month period ended May 31, 2003, 500,000 common shares were issued from shares reserved for issuance relating to proceeds of $50,000 on a private placement received by the Company prior to August 31, 2002.

      (ii)    During the nine month period ended May 31, 2003, the Company completed a series of private placements, which consisted of the issuance of 1,050,000 common shares at a price of $0.10 per share for gross proceeds of $105,000. In connection with this offering the
                                     Company paid an agent’s fee of $5,000.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Nine months ended May 31, 2003 and 2002

5.    Share capital (continued):

  (c)       Common shares issued on conversion of loans payable:

During the nine month period ended May 31, 2003, the Company issued 2,000,000 common shares at a price of $0.10 per unit pursuant to unit subscription agreements. The subscription proceeds of $200,000 were collected prior to August 31, 2002 and were recorded in loans payable as such amounts were refundable prior to the execution of the signed unit subscription agreements. Each unit is comprised of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the subscriber to purchase one share of the Company’s common stock for a one year period from closing of the private placement. The exercise price of each warrant is $0.20 per share. In connection with this offering, the Company paid an agent’s fee of $16,000.

(d)    Common shares cancelled:

During the nine month period ended May 31, 2003, the Company cancelled 463,605 common shares. Included in the common shares cancelled were 250,000 common shares previously issued and held in escrow, 100,000 common shares previously issued and contingently returnable and 113,605 common shares previously issued whereby no consideration had been received.

6.    Funds held for share settlement:

During the nine month period ended May 31, 2003, the Company issued 133,333 common shares to be delivered in settlement for proceeds of $100,000 received in respect of a private placement that did not complete in August of 2000. As the private placement did not complete the funds held for share settlement are reclassified as a long term liability until settlement results between the Company and parties involved in the August 2000 private placement.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Nine months ended May 31, 2003 and 2002

7.    Contingencies:

  (a)  Destiny Software Productions Inc. (“Destiny”), a subsidiary of the Company, has commenced legal proceedings against Impatica.com Inc. (“Impatica”) for payment of approximately $512,500 in unpaid technology licensing fees. It is the Company’s position that Impatica has repudiated a licensing agreement and that the unpaid license fees totaling $512,500 are a debt owing by Impatica to Destiny. The defendant has denied liability to Destiny on the basis that the license agreement was not formalized and that funds were advanced on an alleged good faith agreement. The defendant has filed a counterclaim against Destiny seeking return of the $162,500 advanced to Destiny on the alleged good faith agreement based on the defendant’s allegation that the technology did not perform as represented. No amounts have been recorded in the financial statements at May 31, 2003 as the outcome of this claim is not determinable.

(b)    On April 4, 2002, a private company owned and operated by the Company’s former chief financial officer, filed a claim against the Company alleging breach of an engagement agreement. The plaintiff is seeking judgment for the sum of CDN$23,702 for outstanding invoices that are alleged to be owing pursuant to the engagement agreement. In addition, the plaintiff is claiming judgment for the sum of CDN$300,000 pursuant to a term of the engagement agreement that allegedly obligated the Company to pay a fee of CDN$300,000 if the plaintiff secured an equity placement of CDN$1,500,000. The plaintiff is also seeking an order that the Company issue to the plaintiff 120,000 fully vested stock options exercisable at the price of $0.25, plus general and special damages. The Company filed a statement of defence denying liability in this proceeding. The Company maintains that no equity private placement was ever secured by the plaintiff that would require the Company to pay any amount to the plaintiff. The Company also filed a counterclaim against the private company and the former Chief Financial Officer alleging they breached their contractual and fiduciary duties, including misappropriation of funds and corporate assets, and are liable to the Company for damages. No amounts have been recorded in the financial statements at May 31, 2003 as the outcome of this claim is not determinable. Any amounts recognized will be recorded when determinable.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Nine months ended May 31, 2003 and 2002

7.    Contingencies (continued):

  (c)      On April 22, 2002, a former officer filed a claim against the Company for breach of an employment contract and for negligent misrepresentations in connection with investments made by the former officer in the Company’s common stock. The former officer is claiming wrongful dismissal without just cause and without reasonable notice, contrary to the terms of the employment contract with the Company. The former officer is also claiming damages arising from alleged negligent misrepresentations in connection investments in the total amount of US$185,000 made by the former officer through private placements in the Company’s common stock. In addition to damages for wrongful dismissal and damages for negligent misrepresentation, the former officer is claiming CDN$61,269 for unpaid salary and US$16,300 for expenses, interest and costs. The Company has filed a statement of defence in this legal proceeding. The Company claims that the former officer breached his contractual duties and fiduciary duties as an officer and as a consequence he was dismissed for cause. The Company also denied that any misrepresentations were made by the Company to the former officer. The Company has also filed a counterclaim against the former officer for damages arising by reason of breaches of his fiduciary and contractual duties to the Company.

Subsequent to May 31, 2003, a settlement was reached with the former officer of the Company. The Company has agreed to pay the former officer CDN$50,000 for unpaid salary and expenses. This amount has already been accrued in the accounts payable and accrued liabilities balance at May 31, 2003. In addition, the former officer has agreed to return to the Company 250,000 common shares received as part of a compensation package.

Item 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying financial statements and notes thereto included within this Quarterly Report on Form 10-QSB. In addition to historical information, the information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “Intend”, “anticipate”, “believe”, estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors described in this Quarterly Report, and, from time to time, in other reports the Company files with the Securities and Exchange Commission. These factors may cause the Company’s actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Destiny Media Technologies Inc. (the "Company", “Destiny Media” or “we”) develops and markets audio and video streaming and digital distribution software products for the Internet. We have developed four distinct software products that incorporate our proprietary streaming and digital technology:

Clipstream™           Our Clipstream™ family of software products enables our customers to deliver audio and video streaming media via the Internet without requiring the viewer to install a software media player or the customer to deploy server technology.

RadioDestiny Broadcaster™         Our RadioDestiny Broadcaster™ software enables our customers to broadcast an Internet radio station from the customer’s personal computer.

Destiny Media Player™                   Our Destiny Media Player™ software enables a customer to listen to MP3 music files and to listen to RadioDestiny™ Internet broadcasts on their personal computer.

MPE™                       Our MPE™ software is audio and video media distribution software that enables artists and other media rights owners to distribute their media through Internet and to receive payment from customers who elect to purchase after a free preview of the media.

Commercial application has been obtained for all our software products, however, we will continue to allocate resources to the development and research of these products as we see fit. Our primary business focus is currently on marketing and achieving sales of our Clipstream™ product line. The Clipstream™ product line currently represents approximately 90% of revenues.

We are a publicly traded company. Our common stock trades on the OTC Bulletin board under the symbol “DSNY” and on the Berlin exchange in Germany under the symbol “DME”.

Our corporate website is located on the Internet at http://www.dsny.com .

PLAN OF OPERATIONS

During our fiscal year ending August 31, 2003, our management plans on concentrating its efforts on marketing Clipstream™, Radio Destiny Broadcaster ™ / Pirate Radio and MPE. We do not plan to raise additional funds in the near term and expect to build growth through sales.

OPERATING RESULTS

Nine Months Ended May 31, 2003

Revenue

Approximately 90% of our revenues continue to be derived from sales of our Clipstream ™ software, with the balance being comprised of sales of our MPE secure distribution system and sales of our PirateRadio software. For sales of our Clipstream ™ software, our revenues are primarily attributable to revenues from license fees. Revenues associated with maintenance agreements for our Clipstream ™ software, which include updates, upgrades, support and training services, accounted for approximately 20% of Clipstream ™ revenues.

Our revenues increased to $241,033 for the quarter ended May 31, 2003 from $205,467 for the quarter ended May 31, 2002, representing an increase of $35,566 or 17%. Our revenues increased to $824,827 for the nine months ended May 31, 2003 from $516,328 for the nine months ended May 31, 2002, representing an increase of $308,499 or 60%. The increase in our revenues is primarily attributable to substantial increases in the sales of our Clipstream ™ java-based audio and video streaming products. This increase in revenues was broadly spread across revenues from advertising, white labels and OEM’s, partner fees, corporate intranets, portals and other licensing opportunities. We believe the increase in sales of our Clipstream ™ is the result of our assembly of a core sales group in fiscal 2002 combined with the market acceptance of our Clipstream ™ software products. We believe that market acceptance has been the result of consumer recognition of the Clipstream ™ brand as an affordable solution and viable alternative to the products being offered by our competitors. We achieved initial revenues from sales of our PirateRadio software since its release in December of 2002 and our MPE secure distribution system, however these revenues amounted to less than 10% of our total revenues for the quarter.

Our revenues for the three months ended May 31, 2003 included $40,188 or 17% of deferred revenues under software sales completed in prior periods. Our revenues for the nine months ended May 31, 2003 included $193,246 or 23% of deferred revenues under software sales completed in prior periods. Accordingly, revenues from sales of new software products were $200,845 or 83% for our third quarter, compared to $631,581 or 77% for the first nine months. These deferred revenues represent revenues associated with maintenance obligations performed during the quarter under software sales completed in prior periods

We plan to continue focusing our sales and marketing efforts on our Clipstream ™ software products during 2003. Our plan is to continue to work closely with both current and potential customers with the objective of raising market awareness of our products and ensuring greater consumer adoption of our products with resulting higher revenues. We also anticipate that we will continue to earn revenues from our PirateRadio ™ software suite and our MPE secure distribution system during the balance of fiscal 2003.

Operating Expenses

General and Administrative. Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures. General and administrative expenses decreased to $77,717 for the quarter ended May 31, 2003 from $110,482 for the quarter ended May 31, 2002, a decrease of $32,765 or 30%. General and administrative expenses decreased to $248,494 for the nine months ended May 31, 2003 from $295,462 for the nine months ended May 31, 2002, a decrease of $46,968 or 16%. The decrease during our quarter was the result of the successful reduction of all overhead costs being incurred including telecommunications and rent. We are encouraging all departments to scrutinize expenditures and pursue favorable arrangements with key suppliers where possible in order to keep our overhead costs down.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personal costs including overhead, sales commissions, advertising and promotional fees, and travel costs. Sales and marketing expenses decreased to $93,792 for the quarter ended May 31, 2003 from $125,079 for the quarter ended May 31, 2002, a decrease of $31,287 or 25%. Sales and marketing expenses decreased to $359,556 for the nine months ended May 31, 2003 from $423,818 for the nine months ended May 31, 2002, a decrease of $64,262 or 15%. The decreases resulted from a reduction in advertising and promotion costs as well as a reduction in all overhead costs incurred by the sales and marketing department. We will continue to be selective as to the trade shows attended and will focus our efforts on direct contact with key personnel of potentially strategic customers. Sales and marketing expenses may increase during the last quarter of fiscal 2003 due to our focus on marketing the Clipstream ™ software products and our expanding focus on the PirateRadio ™ software suite and the MPE secure media distribution system.

Research and Development. Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. Research and development costs for the quarter ended May 31, 2003 increased to $86,082 from $63,231 for the quarter ended May 31, 2002, an increase of $22,851 or 36%. Research and development costs for the nine months ended May 31, 2003 increased to $301,717 from $201,139 for the nine months ended May 31, 2002, an increase of $100,578 or 50%. The increase is due primarily to a one time charge incurred for consultant agreements entered into during the first quarter offset by slight decreases to overhead costs. We have seen our products enjoy mainstream acceptance amongst the early adopters of technology and have committed ourselves to increasing our market position through focused efforts in sales and marketing. We anticipate maintaining research and development expenses at current levels through the balance of fiscal 2003.

Depreciation and Amortization. Depreciation and amortization expenses arose from equipment and other assets. Depreciation and amortization increased to $13,328 for the quarter ended May 31, 2003 from $10,421 for the quarter ended May 31, 2002, an increase of $2,907 or 28%. Depreciation and amortization decreased to $31,016 for the nine months ended May 31, 2003 from $83,892 for the nine months ended May 31, 2002, a decrease of $52,876 or 63%. The decrease in depreciation and amortization is due to the lower average net book value of equipment and the write down of intellectual property and goodwill during the period ended May 31, 2002.

Other earnings and expenses

Interest expense increased to $2,943 for the quarter ended May 31, 2003 from $1,060 for the same period in fiscal 2002, representing an increase of $1,883. Interest expense increased to $8,366 for the nine months ended May 31, 2003 from $2,817 for the same period in fiscal 2002, representing an increase of $5,549. The increase is a reflection of the number of transactions the Company is now processing as we continue to develop sales.

During the quarter ended May 31, 2003, interest income of $4,498 was accrued to the Note receivable compared to $142 for the same period in fiscal 2002.

Loss from operations

Loss from operations for the quarter ended May 31, 2003 was $29,886 compared to a loss from operations of $103,746 for the same period ended May 31, 2002 for an effective positive change of $73,860. The change was a direct result of our revenues increasing by $35,566 or 17% while our operating expenses decreased by $38,294 or 12% to reduce our loss from operations by $73,860. Net loss for the quarter ended May 31, 2003 was $28,331 compared to a net loss of $104,664 for the same quarter in fiscal 2002 for an effective positive increase of $76,333.

Loss from operations for the nine months ended May 31, 2003 was $115,956 compared to a loss from operations of $487,983 for the same period ended May 31, 2002 for a decrease in losses of $372,027 or 76%. The change was a direct result of the revenues increasing by $308,499 or 60% while operating expenses decreased by $63,528 or 6% to produce a loss from operations of $115,956. Net loss for the nine months ended May 31, 2003 was $119,824 compared to a net loss of $486,534 for the same period in fiscal 2002 for a decrease of $366,710.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $2,918 as at May 31, 2003 compared to cash of $20,997 as at August 31, 2002. We had a working capital deficiency of $490,433 as at May 31, 2003 compared to a working capital deficiency of $779,171 as at August 31, 2002. We had a shareholders’ deficiency of $391,742 as at May 31, 2003 compared to a shareholders’ deficiency of $696,202 as at August 31, 2002.

Working Capital Deficiency

The decrease in our working capital deficiency is directly attributable to decreases to our loans payable and our deferred revenue offset by a slight increase to our accounts payable, as discussed below.

Our accounts payable and accrued liabilities increased to $541,766 as at May 31, 2003 from $516,710 at August 31, 2002, representing an increase of $25,056 or 5%. Our inability to reduce our accounts payable and accrued liabilities reflects our current inability to finance our operations from current product revenues. Included in our accounts payable and accrued liabilities balance as at May 31, 2003 is $197,111 of disputed amounts arising from the cancellation of various agreements. We are currently considering all options available to extinguish these liabilities.

Our loans payable decreased to $11,672 as at May 31, 2003 from $192,291 as at August 31, 2002. The reduction was primarily the result of the conversion of approximately $184,000 of the loans into equity at a price based on the market value of our common stock.

Our current deferred revenues decreased to $60,781 as at May 31, 2003 from $229,469 as at August 31, 2002, representing a decrease of $168,688 or 74%. The decrease in deferred revenue is attributable to a change in our business practice. We have changed our business practices to separately sell our license agreements and maintenance agreements when sales of our software products are completed, as a result, sales of our maintenance agreements which were previously sold as part of the initial sale of the license, have decreased because most customers are not purchasing the maintenance agreements. We anticipate that our deferred revenues will continue to decrease based on this business practice. We continue to recognize deferred revenue in compliance with Statement of Position No. 97-2 “Software Revenue Recognition”, as referred to in the notes to our audited financial statements and as discussed below under the heading “Critical Accounting Policies”. Deferred revenues reflect cash received in advance of meeting the revenue recognition criteria as described in the notes to the financial statements. Deferred revenues result if we complete sales of our software products when post-delivery obligations exist. In this case, revenue is deferred until we complete the post-delivery obligations. Cash that we receive in advance of meeting the revenue recognition criteria is recorded as a deferred revenue liability.

Cash Flows

Net cash used in operating activities increased to $114,381 for the nine months ended May 31, 2003 compared to $120,640 for the nine months ended May 31, 2002, representing a decrease of $6,259. The cash used in operating activities was off-set by net cash provided by financing activities in the amount of $101,941 for the nine months ended May 31, 2003 compared to $160,000 for the nine months ended May 31, 2002.

Financings

We have financed our operations to date primarily through the sale of equity securities. When possible, we have issued common stock for services and debt settlement. We continued these financing activities through the fiscal quarter ended May 31, 2003 as our revenues to date have provided insufficient funding for our working capital requirements. Depending on the Company’s ability to sufficiently develop sales and related cash flows, we may need additional capital through public or private financings that may not be available on reasonable terms. Accordingly, the Company will require the continued financial support from its shareholders and creditors until it is able to generate sufficient cash flows from operations on a sustained basis.

During the period ended May 31, 2003, 75,000 common shares were released from treasury for services rendered during the quarter. The issue of these shares resulted in a non-cash expense of $6,000. Furthermore, an additional 75,000 common shares are to be issued in consideration for services to be provided to us during the 2003 fiscal year.

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

•  The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. There can be no assurances that we will be successful in generating additional cash from equity or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

•  We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collection is reasonably assured, and there are no substantive performance obligations remaining. Our revenue recognition policies are in conformity with AICPA’s Statement of Position No. 97-2, “Software Revenue Recognition”, as

      amended (“SOP 97-2). We generate revenue from software arrangements involving multiple element sales arrangements. Revenue is allocated to each element of the arrangement based on the relative fair value of the elements and is recognized as each element is delivered and we have no significant remaining performance obligations. If evidence of fair value for each element does not exist, all revenue from the arrangement is recognized over the term of the arrangement. To-date, evidence of fair value for each element has not been available on sales arrangements.

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Steven Vestergaard. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting management in a timely manner to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

Except as described below, there were no material developments in any of the legal proceedings to which we are a party, as disclosed in our Annual Report on Form 10-KSB for the year ended August 31, 2002, during the quarter ended May 31, 2003 and there have been no material developments since May 31, 2003:

1.   We have reached agreement with David Lawrence, our former chief executive officer, regarding the settlement of a claim filed by Mr. Lawrence against us and Destiny Software Productions in the British Columbia Supreme Court for alleged breach of an employment contract and for alleged negligent misrepresentations in connection with investments made by Mr. Lawrence in our common stock. Under the terms of the settlement, we will pay Mr. Lawrence the sum of $50,000 CDN (equal to approximately $36,500 US) of which $5,000 CDN (equal to approximately $3,650 US) will be paid on August 1, 2003 and the balance will be paid in twelve equal monthly installments of $3,750 CDN (equal to approximately $2,738 US) on the first day of each subsequent month, commencing September 1, 2003. Mr. Lawrence will transfer to us 250,000 of the shares of our common stock held by Mr. Lawrence and we will agree to facilitate the resale of the balance of the 1,450,000 shares of our common stock held by Mr. Lawrence, subject to compliance with applicable securities legislation. We, Destiny Software Productions and Mr. Lawrence will each execute a mutual release and consent dismissal orders, as required to dismiss the actions commenced in the British Columbia Supreme Court, as conditions of the settlement. The settlement is subject to the completion of all deliveries required by the settlement agreement by no later than August 1, 2003.

Item 2.      Changes in Securities and Use of Proceeds

During the quarter ended May 31, 2003, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the “Securities Act”):

1.  On May 14, 2003, we completed the issuance of 133,333 shares of our common stock in the name of one non-U.S. purchaser. The shares are to delivered to the investor in settlement for proceeds of $100,000 that we received in respect of a private placement that did not complete in August 2000. As the private placement did not complete the funds held for share settlement are reclassified as a long term liability until settlement results between the company and the investor involved in the August 2000 private placement. The shares are to be delivered to the investor pursuant to Rule 903 of Regulation S of the Securities Act. The certificates representing the shares were endorsed with a legend confirming their restrictive status pursuant to the Securities Act.

Item 3.        Default Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of our securities holders during the quarter ended May 31, 2003.

Item 5.        Other Information

None.

Item 6.         Exhibits and Reports on Form 8-K

(a)    Exhibits.

EXHIBIT NUMBER           DESCRIPTION
--------------------------       -------------------------
99.1           Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

_____________________________________________________________________________________________________________________

(1)    Filed as an exhibit to this Quarterly Report on Form 10-QSB

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        DESTINY MEDIA TECHNOLOGIES INC.

Dated: July 15, 2003                                      /s/  Steven Vestergaard
                                                                                           -------------------------------
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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
                  Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                                                                                                 /s/  Steven Vestergaard
Date:     July 15, 2003                          ______________________________________
                                                         (Signature)

                                                                                                                                 Chief Executive Officer and
                                                         Chief Financial Officer
                                                         _______________________________________
                                                         (Title)