Form 10KSB
period 2003-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2003-11-28
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒  Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal year ended August 31, 2003

☐  Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _______ to _______

COMMISSION FILE NUMBER 000-28259

DESTINY MEDIA TECHNOLOGIES INC.
(Name of small business issuer in its charter)

COLORADO	84-1516745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1055 West Hastings Street, Suite 1040
Vancouver, British Columbia, Canada	V6E 2E9
(Address of principal executive offices)	(Zip Code)

604-609-7736
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:	NOT APPLIABLE

Securities registered under Section 12(g) of the Exchange Act:	COMMON STOCK, PAR VALUE $ 0.001
PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year: $1,133,098

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
$4,620,504 as of October 29, 2003

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
33,003,598 Shares of Common Stock as of October 29, 2003

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

1 of 41

DESTINY MEDIA TECHNOLOGIES INC.
FORM 10-KSB

2 of 41

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

CURRENCY

All dollar amounts in this Annual Report on Form 10-KSB are presented in United States dollars unless otherwise indicated.

ITEM 1.            DESCRIPTION OF BUSINESS.

OVERVIEW

Destiny Media Technologies Inc. (the "Company", “Destiny Media” or “we”) is a holding company which owns 100% of the outstanding shares of Destiny Software Productions, Inc. Destiny Software Productions, Inc. is the operating company. The “Company”, “Destiny” or “we” refers to the consolidated activities of both companies.

The company is the developer and marketer of four innovative technologies which facilitate the distribution of digital media content. All four technologies are commercially mature and ready for market.

1.	Clipstream ™ is a Java based technology which enables content owners to embed live and on demand audio and video into websites and emails.
2	MPE is a system for securely moving digital content from one computer to another through the internet. The content is locked to a digital fingerprint of the destination computer. Currently, MPE supports the distribution of music, but it could be adopted to move video, software, research reports, etc.
3.	RadioDestiny Broadcaster is a software program that allows users to broadcast live and on demand radio signals from their PC. The signals can be received via Clipstream™ or within the Destiny Media Player product.
4.	The Destiny Media Player is a software product that plays most popular digital music formats and which receives the live Radio Destiny internet radio stations.

All four technologies are proprietary and were developed by the company.

Clipstream™ licenses and maintenance currently represents approximately 96% of our revenues. The Radio Destiny Broadcaster and Destiny Media Player are sold online under the brand name Pirate Radio.

3 of 41

Pirate Radio represents approximately 2.5% of our revenue. MPE represented approximately 1.5% of our revenues.

The consumer market for digital music has not been strong as consumers can access free digital music through file sharing services. Subsequent to year end in October 2003, the company released an adapted version of MPE which facilitates the transfer of music from the recording industry to radio stations and trusted users. We expect this new version of MPE to represent a more significant portion of our revenue in the future.

Pirate Radio sales are also expected to generate a larger percentage of revenue in the new year as the company is pursuing retail distribution of the Pirate Radio software.

We are a publicly traded company. Our common stock trades on the OTC Bulletin board under the symbol “DSNY” and on the Berlin exchange in Germany under the symbol “DME”.

Our corporate website is located on the Internet at http://www.dsny.com.

CORPORATE BACKGROUND

We were incorporated in August 1998 under the laws of the State of Colorado.

We carry out our business operations through our wholly owned subsidiary, Destiny Software Productions, Inc. (“Destiny Software”). Destiny Software is a British Columbia company that was incorporated in 1992.

Our principal executive office is located at #1040-1055 West Hastings Street, Vancouver, British Columbia V6E-2E9. Our telephone number is (604) 609-7736 and our facsimile number is (604) 609-0611.

BUSINESS DEVELOMENT

Destiny Media Technologies, Inc. acquired Destiny Software Productions, Inc. from Mr. Steven Vestergaard, our president and chief executive officer in 1999.

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

In December 1995, Destiny Software’s first Internet radio prototype was developed. This product was released in April 1996 under the brand name Radio Destiny Destiny Software found that many users had difficulty downloading and installing player and server software. As a consequence of this observation, Destiny Software developed an instant audio play technology branded as Clipstream™ that enables web site owners to upload audio and video media content to a standard web server using the Clipstream™ software and to have the media content play back on 97% of Internet browsers without requiring any action on the part of web visitors.

After Destiny Media Technologies, Inc. acquired Destiny Software in 1999, we developed our MPE media distribution software and the Destiny Media Player as a mechanism for securely selling and playing

4 of 41

back digital music and internet radio streams via the Internet. However, the advent of free file sharing networks made it difficult for content owners to sell music over the Internet. As a result, we were only able to generate minimal revenues from these software products using a business model based on receiving a portion of music sales.

In the fall of 2001, we determined to refocus our business efforts on selling and developing our Clipstream™ software products. As a result of this determination, we stopped supporting the MPEsecurity system, the Radio Destiny Broadcaster and the Destiny Media Player. Since this time, our revenues have grown on a quarterly basis and we have established strong name brand recognition with customers in various market sectors. Most of our customers have renewed their annual licenses and increased their investment in Clipstream™.

The company has grown and is better able to support more than one product line. We relaunched the Destiny Media Player and the Radio Destiny Broadcaster as the Pirate Radio suite this year. We relaunched MPE subsequent to year end. We expect these two products to represent a growing revenue stream for the company.

OUR PRODUCTS

Clipstream™ Suite
http://www.clipstream.com

We have developed a suite of five distinct software products that incorporate our Clipstream™ technology and are marketed under our Clipstream™ brand name:

1.         Clipstream Audio™

2.         Clipstream Video™

3.         Clipstream Live™

4.         Clipstream Audiomail™.

5.         Clipstream IVR Server

Each of our Clipstream™ products is fully developed and is commercially available through our web site at: http://www.clipstream.com. Our Clipstream™ products have been commercially available commencing in 1999.

Clipstream™ enables users to experience internet audio and video directly inside an email or web page. Competing technologies require users to download, install and configure a player. Users that haven’t downloaded the player can’t access the content. Because the Clipstream™ player is a Java applet and because Java is natively supported by most email and web browser clients, Clipstream ™ content will play instantly for 97% of the audience. The content will play directly within an email or web page rather than in a separate window. This makes Clipstream™_uniquely well suited for advertising. Media companies can take video content intended for television and repurpose it in web pages and emails.

Content is converted into the proprietary patent pending Clipstream™ compression format using the Clipstream ™ encoder software which we provide for free. The content owner purchases a code key from us which enables the content to play. Code keys are limited to a period of time.

5 of 41

Because our technology is Java based, our software applications will work on most Java based computers, set top boxes and wireless devices which have enough CPU and memory to play back the content. In addition, our Clipstream™ software enables streaming media to be delivered to users regardless of the operating system of the user’s computer.

Our Clipstream™ software products incorporate the following features that we believe give our products advantages over products offered by competitors:

1.
Web pages, e-mails, banner advertisements and other Internet applications that incorporate our Clipstream™ software enable users to play the media instantly without the requirement of an additional player program.

2.	Our customers are able to achieve up to a 90% reduction on bandwidth costs for streaming delivered using our products versus competing streaming solutions.

3.	The Clipstream™ software enables streaming through firewalls and proxies that may block competing streaming solutions.

4.	The Clipstream™ software is compatible with Flash™, databases as well as non-personal computer devices such as PDA’s, wireless and set top boxes that support JAVA.

5.	The look and feel can be tightly integrated into a web page and most aspects of the engine can be accessed via Javascript.

6.
Our customers do not require a server to deliver pre-recorded media content. Customers can simply use our encoder software to convert their media content into our Clipstream™ format and upload it to their web site with the accompanying applet.

7.
We have developed our Clipstream™ software to be as scaleable as possible. A video or audio clip encoded in Clipstream™ is treated like any other element in the web page. It can be served by a standard http server, cache or proxy and can pass seamlessly through a firewall.

8.
Corporate environments using our Clipstream™ software have an advantage over player-based solutions as management information systems staff do not have to ensure that players are correctly installed on each machine in their corporate network in order for users to receive audio and video streaming media.

The features and functionality of our Clipstream™ software products are described below:

Clipstream Video™
Our Clipstream Video™ product enables our customers to deliver streaming of video media via the Internet. This product enables web marketers, advertisers and webmasters to deliver compelling video media to their viewers without the need for special servers, software or programming knowledge. The Clipstream Video™ product also eliminates the requirement of a customer to develop multi-streaming formats to reach the customer’s targeted audience.

Clipstream Audio™
Our Clipstream Audio™ software enables our customers to deliver streaming of audio media via the Internet. This product enables web marketers, advertisers and webmasters to deliver compelling audio media to their viewers without the need for special servers, software or programming knowledge.

6 of 41

Clipstream Live™
The Clipstream Live™ system enables customers to embed live video into any web delivery method, including web pages, e-mails, advertisements and specific web applications. Our Clipstream Live™ software enables a customer to provide quality streaming of live video using a digital video camera connected to a personal computer with a constant Internet connection. Incoming video is captured by our software operating on the server and is converted into a real-time video stream that enables live broadcasts.

Clipstream
Audiomail™ The Clipstream AudioMail™ system allows customers to create a streaming audio message using their telephone and to broadcast this audio message. Once recorded, a customer is able to broadcast their audio message using e-mail or can incorporate the audio message directly into a web site. Once broadcast, the AudioMail message can be played by any Java-enabled e-mail client or web browser. The Clipstream AudioMail™ system is marketed as both a personal and an enterprise software solution.

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

We plan to focus future development of the Clipstream™ products on better supporting alternative ways of accessing the Internet, other than personal computers. In particular, Java based telephones will soon have enough RAM and CPU to play back versions of Clipstream™ content..

Radio Destiny Broadcaster and Destiny Media Player
http://www.pirateradio.com
http://www.stationdirectory.com

The Radio Destiny Broadcaster software enables customers to broadcast a professional Internet radio station from the customer’s personal computer. The customer may broadcast live or from a playlist created by the customer. The only hardware required is a personal computer equipped with a sound card and a reliable Internet connection. When broadcasting in the live mode, the customer simply puts their audio signal into the input of their sound card, configures the options and clicks 'start broadcast' on the Radio Destiny Broadcaster software. When broadcasting in script mode, the customer pre-records a set of audio files, and then specifies a schedule for play back. The customer could spend a couple of hours setting up the broadcasting schedule for the week, then the Radio Destiny Broadcaster software will broadcast the content 24 hours per day, 7 days per week. When deployed, the customer’s Internet radio station is automatically added to the directory of stations at our Radio Destiny web portal. Listeners can receive a Radio Destiny Internet radio broadcast using our Destiny Media Player™. The Radio Destiny Broadcaster software has been designed to be consumer friendly and is easy to use.

Our Radio Destiny software has been commercially available since 1996.

We sell licenses for our Radio Destiny Broadcaster™ software on a commercial basis and a personal use basis. The primary difference between the commercial and personal licenses for the Radio Destiny Broadcaster™ is the license limitations placed on consumer broadcasters restricting use to noncommercial application.

Our Destiny Media Player™ software product is a combination MP3/Music player and radio receiver that can be installed on a user’s personal computer. This software features a radio mode and an MP3 mode. In the radio mode, a user is able to listen to radio broadcasts from any of stations on the RadioDestiny

7 of 41

Broadcast Network™. The Destiny Media Player™ features a live directory of stations with direct e-mail and web links to these broadcasters. In the MP3 mode, a user can play MP3 files directly from the user’s library of MP3 files. The Destiny Media Player™ automatically scans the user’s hard drive for existing music files and creates an MP3 library for access by the Destiny Media Player™. The Destiny Media Player™ also features a list of MP3 web sites that allows a user to easily click a link to access MP3 sources. The Destiny Media Player™ also supports playback of streaming MP3’s, .wav and midi files, as well as music CD’s. The Destiny Media Player™ is a small, yet powerful, application and can be downloaded from the Internet and can be installed by a user within two minutes.

MPE
http://www.destinympe.com
Our MPE software was developed as a solution to enable artists, media distribution companies and other media rights holders to manage and sell audio and video media files on the Internet. We developed this software with the objective of providing a solution for media rights holders to counter the wide-spread distribution of media files on the Internet that occurs without any payment to the media rights holder. Our software enables a media rights holder’s audio or video media to be encoded in our proprietary MPE format. The audio or video media can then be posted anywhere and partially previewed in full quality. Consumers are given the opportunity to preview the media and then complete an electronic purchase transaction. The encoded MPE media file can be unlocked by the customer once the purchase is complete. The objective of the MPE™ software is to ensure broad distribution of digital files via peer-to-peer systems such as Napster while ensuring that the originating artist gets paid. Currently, the MPE software is limited to self-extracting music files. We believe this software could be modified to support digital distribution of software, movies, electronic books and research reports and other digital file types. We currently are not offering this consumer version of MPE for sale, but plan to in the future as the market for digital music matures.

Subsequent to year end, we adapted MPE for a business to business model where we would charge the recording industry a fee for each song they sent to radio stations and trusted users (music reviewers, music buyers, branch offices, etc.) We created a system that announces the song via a Clipstream™ powered email. Recipients can download the song to an authorized computer and burn the song to a CD. The song is watermarked with a fingerprint that identifies that recipient. The recording industry receives reports back on which stations and recipients downloaded the song. Songs can be locked to a future date, giving the recording industry the ability to coordinate a simultaneous launch to radio.

Since the October 10th 2003 launch subsequent to year end, 555 stations have been registered and the system has been populated by 366 tracks. 877 trusted users have been granted access to the system by the recording industry. The five major labels and a number of independents are populating the system with tracks. The system is currently being offered on an unpaid basis to test its effectiveness.

OUR TARGETED MARKETS

Clipstream™

Our targeted market for our Clipstream™ software products are companies that are engaged in the distribution of audio and video streaming media via the Internet through any web delivery method, including web pages, e-mails, advertisements and specific web applications. We have specifically targeted creators of audio and video media, Internet OEM’s, web sites and web portals, Internet advertisers and distance learning companies.

8 of 41

We have targeted on-line service providers (OEM’s) such as greeting card companies and conferencing companies, that want to build incorporate our Clipstream™ technology into their own applications as one of its features. In these arrangements, we require that the OEM customer provide a “Powered by Clipstream™” logo and a link back to our home web site. In some cases, this requirement is waived and we are paid a “white label” fee allowing the acquirer to remove visible Clipstream™ branding and potentially incorporating their own branding.

Common applications for audio on web portal sites include site navigation, product descriptions, compliance with laws regarding the blind, music previewing and online commentary. Video is often used for product profiles, corporate communication, movie trailers and corporate presentations. Because our Clipstream™ software can be tightly integrated into a database driven or Flash based application, customers can use our software to create rich interactive multimedia presentations on their web sites.

Many larger companies are using our Clipstream™ products for internal websites to communicate with employees on corporate intranets.

We have targeted Internet advertisers who are able to use Clipstream™ to embed advertisements from television directly into web pages and inside of e-mails. We believe that the advertising market will become an increasingly important target market as audio and video streaming becomes mainstream. Because Clipstream™ starts playing instantly without popping up an external window, our Clipstream™ products are much more appropriate for playing advertisements than media player based solutions.

We have had good success in the last year with portals that are using our Clipstream™ software technology to play movie trailers. We have developed a “send to a friend” e-mail format that allows popular video advertisements and trailers to be distributed peer to peer.

We have targeted distance learning and corporate training as a growing market for our Clipstream™ products. We believe this market segment will become more significant in the coming year.

PirateRadio

Our PirateRadio™ software bundle is being marketed to the home Internet radio enthusiast that is seeking a means to broadcast their personal radio broadcasts to the world through the Internet. The purchase process has been automated. Purchases are made online via credit card. When the system processes the credit card, a digital version of the software is sent to the consumer automatically. A CD version is then sent by mail.

We also offer a professional version of the software for commercial radio.

We are actively pursuing distribution partnerships to offer our consumer version in retail stores.

MPE

We are targeting the five major record labels and the larger independent labels. For the recording industry to pay for the software system, they will need to see strong adoption from radio, so we will need to target radio to create demand.

OUR REVENUE MODEL

Clipstream™ Products

9 of 41

We license our Clipstream™ products to our customers and recognize the revenue in accordance with SOP 97-2 as disclosed to the notes of our financial statements. In addition, we offer annual maintenance contracts whereby service revenues are recognized ratably over the term of the maintenance contract. Other service revenue is recognized at the time services are performed including all custom development work performed and integrated services performed. We also offer “white label” contracts at premium pricing allowing the acquirer to remove visible Clipstream™ branding and potentially incorporating their own branding.

We charge a flat monthly rate to customers who incorporate our Clipstream™ software technology into their e-mail campaigns. The price is a flat rate for an unlimited number of impressions or e-mails.

Web advertising requires a fixed set up fee and a license per thousand impressions served.

Our Clipstream Livevideo server system is priced based on the number of streams.

We charge web site portals an annual license fee that is based on the number of clips that are used.

We typically charge corporate intranets that have licensed our Clipstream™ software products a fixed annual fee based on the number of employees who will have access to the technology. Usage on the intranet is unlimited.

Currently, approximately 96% of our total revenues is derived from sales of licenses of our Clipstream™ software technology. We consciously chose to focus on selling our Clipstream™ software products in January 2001 and the current sales team is primarily dedicated to generating sales of our Clipstream™ software products.

We offer the software on an annual or unlimited basis. The term of the contract is encoded in the code key we sell. The software will automatically stop playing at the end of this license period.

Pirate Radio

We are selling the Pirate Radio™ software suite that includes both the Destiny Media Player™ and a personal RadioDestiny Broadcaster™ license for a one time fee of $39.95 online via our automated e-commerce system.

Our sales representatives are also selling to commercial radio stations for a fixed annual fee.

We own the content that is generated in our system. There may be an opportunity in the future to sell the content to entertainment portals. Our website http://www.stationdirectory.com automatically aggregates all currently broadcasting stations on a real time basis.

MPE™

We are still building out our revenue model for the business to business version of MPE. We expect to charge based on the number of tracks and the number of recipients. We expect that some of the larger labels will want to negotiate a fixed annual price for unlimited usage.

OUR MARKETING PLAN

We generate the majority of our software sales through our employee sales network and our reseller network. We employ sales staff in our Vancouver, British Columbia office to market our software products

10 of 41

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

Clipstream™: http://www.clipstream.com
Radio Destiny Broadcaster™ and Destiny Media Player: http://www.pirateradio.com
MPE™: http://www.destinympe.com

We undertake various advertising on the Internet, which include the following:

1.	We include short advertisements for Clipstream™ on media clips that incorporate our Clipstream™ software.

2.	We locate icons on our applets that include links to our Clipstream™ web site when clicked on by a user.

3.
We typically require our Clipstream™ customers to add a Clipstream™ link on their web site or e-mail campaign. This ever increasing number of incoming links to the Clipstream™ site increases the rating in the search engines, so that Clipstream™ is more likely to come up first in relevant searches.

4.	We advertise through Internet search engines where advertisements can be tied to search works relevant to our products.

5.	We actively create viral “send to a friend” Clipstream™ clips that are hosted on our server. We secure content we expect to be passed along and encode it in our format in the form of an email.

We generally do not undertake advertising campaigns, other than outlined above.

We do attend industry trade shows in specific cases where we perceive a marketing opportunity with an adequate return on investment. These trade shows are attended by our sales staff. We generally have determined not to spend significantly on trade booths in most cases as we believe the return on investment isn’t sufficiently compelling for our products.

We intend to increase our marketing efforts through the current fiscal year by increasing the number of our direct sales people and by better supporting and training our reseller partners.

We intend to sell Pirate Radio and MPE through partnerships with other companies.

OUR BUSINESS OPERATIONS

Our head office and business operations are carried out in leased premises in Vancouver, British Columbia, Canada. We lease 5,734 square feet of office space and we have eleven full time employees. Our employees include our president and chief executive officer, our vice-president of operations, our controller, four direct sales employees, two support personnel and two software developers. We also employ a book keeper, artists and audio and video talent on a part time basis as needed.

We have installed a fiber link to the internet backbone to our head office location. This fiber link provides us with the ability to support our customers with extremely high bandwidth hosting capabilities.

11 of 41

COMPETITION

Our two principal competitors in the development and distribution of streaming media technology are RealNetworks and Microsoft Corporation. Both RealNetworks and Microsoft are substantially larger than we are and have significantly greater financial resources available. Both Microsoft’s and RealNetworks have increased their commitment to and presence in the streaming media industry. This increased commitment has increased and we anticipate will continue to increase the competitive pressure in the overall market for streaming media software. This increased competition could lead to increased pressure to decrease the price of streaming media software. This pressure on price could force us to reduce the price that we are able to charge our customers for our software products.

In addition to Microsoft and RealNetworks, we face increased competition from other companies that are developing and marketing streaming media product offerings. These competitors include Hello Networks™, Eye Wonder™ and Oplayo™. As more companies enter the market with products and services that compete with the Company's players and tools, the competitive landscape could change significantly to the detriment of the Company as consumers are faced with a broader array of products with similar functionality.

Our main competition for broadcasting audio over the internet is Live 365 Network, Shoutcast and Icecast.

Our main competitor for MPE is Musicrypt.

The factors that impact on our ability to compete in the streaming media technology market include:

(i)	the quality and reliability of our software;
(ii)	the features of our software for creating, editing and adapting content;
(iii)	ease of use and interactive user features of our software;
(iv)	scalability and cost of our software per user;
(v)	our software pricing and licensing terms;
(vi)	the emergence of new and more advanced streaming media formats; and
(vii)	the compatibility of our software with our customer’s existing network components and software systems.

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

12 of 41

TRADEMARKS AND INTELLECTUAL PROPERTY

We have been granted a trademark for Clipstream™ in Canada, Japan and Europe in connection with our software products. In the UK, we believe that an unrelated company called Clipstream Online Video Management (http://clipstream.co.uk/) has been infringing on our trademark. In response to a letter sent to them by Destiny, they have filed invalidity proceedings in Europe. We believe this proceeding will be unsuccessful and trademark protection in the UK will ultimately be granted to us. We are discussing a negotiated resolution to this dispute, although there is no assurance that a satisfactory settlement will be reached.

We have filed for patent protection in Europe, Asia, the US and Canada for the MPE™ distribution system and for the Clipstream™ audio and video codes. Patent protection is currently pending.

GOVERNMENT REGULATION

We are not currently subject to direct regulation by any governmental agency other than laws and regulations generally applicable to businesses. It is possible that a number of laws and regulations may be adopted in both the United States and Canada with particular applicability to the Internet. Governments have and may continue to enact legislation applicable to us in areas such as content distribution, performance and copying, other copyright issues, network security, encryption, the use of key escrow data, privacy protection, caching of content by server products, electronic authentication or “digital” signatures, illegal or obscene content, access charges and retransmission activities. The applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is also uncertain. Export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase our costs of doing business or increase its legal exposure.

13 of 41

RISK FACTORS

We face risks in executing our business plan and achieving revenues. The following risks are material risks that we face. We also face the risks identified elsewhere in this Annual Report, including those risks identified under Item 1 – Description of Business, including Competition and Government Regulation, and Item 6 – Management Discussion and Analysis or Plan of Operations. If any of these risks occur, our business and our operating results and financial condition could be seriously harmed.

If We Are Unable To Achieve Additional Financing, Then Our Financial Condition And Our Ability To Continue Our Business Operations Will Be Adversely Affected.

We had a working capital deficit of $428,486 as of August 31, 2003. In addition, we had accounts payable and accrued liabilities in the amount of $543,248 as of August 31, 2003. We had a loss from operations of $94,272 for the year ended August 31, 2003. As a consequence of these factors, we require additional financing in order to maintain our existing business operations. We are pursuing additional financing, including equity private placements of our common stock. We currently do not have any arrangements for financing in place. There is no assurance that we will be able to achieve additional financing to fund the operating loss from our business operations and to pay our current liabilities. If we do not raise additional capital, then our financial condition and our ability to continue operations will be adversely affected. If we are successful in completing equity private placements of our common stock, then existing shareholders will experience dilution of their interests in Destiny Media.

If We Are Unable To Increase Our Revenues, Then Our Business And Our Financial Condition Will Suffer.

Our revenues have increased to $1,133,098 for the year ended August 31, 2003 from $769,326 for the year ended August 31, 2002. The increase in revenue has been the result of an increase in sales of our Clipstream™ software. However, our operating expenses still exceed our revenues. Accordingly, our ability to attain profitability and to decrease our dependence on external financing is contingent upon our ability to increase our revenues. We are working to continue the increase in revenues from sales of our Clipstream™ software. In addition, we are launching our MPE secure media distribution system to the market in the second quarter of fiscal 2004. There is no assurance that we will be able to continue to increase revenues from our Clipstream™ software and the Pirate Radio software or that the MPE secure media distribution system will generate revenues in excess of the expenses attributable to the marketing of this product. If we are not successful in increasing revenues, then our ability to achieve profitable operations will be adversely affected.

If Revenues From Our Clipstream™ Software Decline, Then Our Financial Condition And Results Of Operations Will Be Adversely Affected.

Substantially all of our revenue is generated from sales of our Clipstream™ streaming media software. The market for streaming media software is extremely competitive and includes competitors such as Real Networks and Microsoft. Due to this competition, there is a risk that our competitors will gain an increased market share or may cause the price that we are able to charge for Clipstream™ software to decrease. Either of these factors could cause our revenue to decrease with the result that our financial condition and operating results would be adversely affected.

If We Are Not Able To Control Our Operating Expenses, Then Our Financial Condition May Be Adversely Affected.

We have been successful in reducing our operating expenses to $1,217,790 for the year ended August 31, 2003 from $1,327,463 for the year ended August 31, 2002. Our ability to achieve profitability is conditional upon our ability to maintain our operating expenses. While we have been successful in reducing our operating expenses, there is a risk that we will have to increase our operating expenses in

14 of 41

the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

If We Are Not Successful In Legal Proceedings Against Us, Then Our Business And Financial Condition Could Be Adversely Affected.

We are currently party to three material legal proceedings, as described in Item 3 of Part I under the heading “Legal Proceedings”. A settlement agreement was entered into by the Company and one of the claimants during the fiscal year ended August 31, 2003, however, settlement will not be concluded until August 2004, at which time a Consent Dismissal Order will be entered which will dispose of the action. No amounts have been recorded in our financial statements as at August 31, 2003 on the basis that neither of two other claims is currently determinable. If we are not successful in these legal proceedings and are forced to make payments of damages to the plaintiffs, then our business and our financial condition would be adversely affected.

As We Have A History Of Net Losses, There Is No Assurance That We Will Attain Profitability.

We have had net losses since our inception in 1998. We have an accumulated deficit of $3,669,058. In addition, our loss for the year ended August 31, 2003 was $94,272. Our inability to increase our revenues while maintaining reduced operating expenses will cause our history of losses to continue.

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

As There Is Substantial Doubt About Our Ability To Continue As A Going Concern, An Investment In Our Common Stock Is Risky.

We have disclosed in the notes to our financial statements that we have incurred recurring losses from operations and that we have a working capital deficiency. Our operations to date have been primarily financed by equity transactions. Depending on our ability to grow sales and related cash flows, we may need additional capital through public or private financings that may not be available on reasonable terms. Accordingly, we will require the continued financial support of our shareholders and creditors until we are able to generate sufficient cash flows from operations on a sustained basis. There can be no assurances that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our auditors have made reference to a substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements.

Our Financial Results May Be Adversely Impacted By Currency Fluctuations.

15 of 41

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

16 of 41

The electronic commerce market is relatively new and evolving. Sales of our products depend in large part on the development of the Internet as a viable commercial marketplace. There are now substantially more users and much more “traffic” over the Internet than ever before, use of the Internet is growing faster than anticipated, and the technological infrastructure of the Internet may be unable to support the demands placed on it by continued growth. Delays in development or adoption of new technological standards and protocols, or increased government regulation, could also affect Internet use. In addition, issues related to use of the Internet and intranets, such as security, reliability, cost, ease of use and quality of service, remain unresolved and may affect the amount of business that is conducted over the Internet and intranets.

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

As Shares of Our Common Stock are Classified as Penny Stock, Investors May Have Difficulty Selling Their Shares.

17 of 41

Our common stock is subject to “penny stock” rules as defined in 1934 Securities and Exchange Act rule 3151-1. The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Our common shares are subject to these penny stock rules. Transaction costs associated with purchases and sales of penny stocks are likely to be higher than those for other securities. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the common shares in the United States and shareholders may find it more difficult to sell their shares.

ITEM 2.            DESCRIPTION OF PROPERTY.

Our head office is located in leased premises at Suite 1040, 1055 West Hastings Street, Vancouver, British Columbia, Canada V6E 2E9. Our principal business operations are carried out from head office. Our leased premises consist of approximately 5,734 square feet. We pay rent of approximately $8,575 Canadian (equal to approximately $6,190 US) per month. The current lease expires February 27, 2004 and we anticipate renegotiating extended favorable terms. We consider our leased premises adequate for our current business purposes.

ITEM 3.            LEGAL PROCEEDINGS.

Destiny Software Productions Inc, our wholly-owned subsidiary, has commenced legal proceedings against Impatica.com Inc. as defendant in the Supreme Court of British Columbia, Canada for payment of approximately $512,500 in unpaid technology licensing fees. During November, 2000 we agreed to license our Clipstream™ and Videoclipstream™ technology to Impatica in return for a $675,000 license fee. The agreement called for payment of that fee in three installments against delivery of the technology in three phases. The technology was delivered and we received the first two payments totaling $162,500, but Impatica has defaulted in paying the last $62,500 in cash and delivering the 200,000 Impatica shares which were to make up the balance of the purchase price. It is our position that Impatica has repudiated the licensing agreement and that the unpaid license fees totaling $512,500 are a debt owing by Impatica to Destiny. The outstanding balance has not been booked as revenue or elsewhere in our financial statements. The Writ of Summons was filed in the BC Supreme Court on June 6, 2001. The S.C.B.C. Registry No. is S013166. The defendant has denied liability to Destiny Software on the basis that the license agreement was not formalized and that funds were advanced on an alleged “good faith” agreement. The defendant has filed a counter-claim against Destiny Software seeking return of the

18 of 41

$162,500 advanced to us on the alleged “good faith” agreement based on the defendant’s allegation that the technology did not perform as represented.

On April 4, 2002, Sanderson Business Resources Ltd., a private company owned and operated by a Mr. Alf Sanderson, our former chief financial officer, filed a claim against us and Destiny Software Productions alleging breach of an engagement agreement. The plaintiff is seeking judgment for the sum of CDN $23,701.62 for outstanding invoices that are alleged to be owing pursuant to the engagement agreement. In addition, the plaintiff is claiming judgment for the sum of CDN $300,000 pursuant to a term of the engagement agreement that allegedly obligated us to pay a fee CDN $300,000 if the plaintiff secured an equity placement of CDN $1,500,000. The plaintiff is also seeking an order that we issue to the plaintiff 120,000 fully vested stock options exercisable at the price of $0.25, plus general and special damages. We have filed a statement of defence denying liability in this proceeding. We maintain that no equity private placement was ever secured by the plaintiff that would require us to pay any amount to the plaintiff. We have also filed a counterclaim against Sanderson Business Resources and Mr. Alf Sanderson, the principal of Sanderson Business Resources and our former chief financial officer. We claim that Mr. Sanderson and Sanderson Business Resources breached their contractual and fiduciary duties to us, which breaches included misappropriation of funds and corporate assets, and are liable to us for damages. Our policy is to provide for costs related to contingencies when a loss is probable and the amount reasonably determinable. It is the opinion of management, based in part on advice of legal counsel, that the ultimate resolution of this contingency will not have a material adverse affect on our financial condition. The writ of summons was filed in the British Columbia Supreme Court on April 4, 2002. The S.C.B.C Registry No. is S021906.

On April 22, 2002, David Lawrence, our former chief executive officer, filed a claim against us and Destiny Software Productions for breach of an employment contract and for negligent misrepresentations in connection with investments made by Mr. Lawrence in our common stock. Mr. Lawrence is claiming wrongful dismissal without just cause and without reasonable notice, contrary to the terms of the management agreement between us and Mr. Lawrence. Mr. Lawrence is also claiming damages arising from alleged negligent misrepresentations in connection investments in the total amount of $185,000 made by Mr. Lawrence completed by private placements in our common stock. In addition to damages for wrongful dismissal and damages for negligent misrepresentation, Mr. Lawrence is claiming CDN $61,269.19 for unpaid salary and expenses,$16,299.83 for expenses, interest pursuant to the Court Order Interest Act, R.S.B.C. 1996, c.76 and costs. We have filed a statement of defence in this legal proceeding. We claim that Mr. Lawrence breached his contractual duties and fiduciary duties to us as an officer and as a consequence he was dismissed for cause. We have also denied that any misrepresentations were made by us to Mr. Lawrence. We have also filed a counterclaim against Mr. Lawrence for damages arising by reason of Mr. Lawrence’s breaches of his fiduciary and contractual duties to us. The Writ of Summons was filed in the BC Supreme Court on April 22, 2002. The S.C.B.C. Registry No. is S022205. A settlement agreement was entered into by the parties on July 11, 2003, however, the settlement will not conclude until August 2004, at which time a Consent Dismissal Order will be entered which will dispose of the action. The Company has agreed to pay the former officer $CDN 50,000 for unpaid salary and expenses. This amount has already been accrued in the accounts payable and accrued liabilities balance as at August 31, 2003. In addition, the officer has agreed to return to the Company 250,000 common shares received as part of the compensation package.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending August 31, 2003.

19 of 41

PART II

ITEM 5.            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol DSNY. The first day on which the Company’s shares were traded under the stock symbol DSNY was June 26, 2000. The high and the low trades for our shares for each quarter of actual trading were:

QUARTER	HIGH ($)	LOW ($)
3rd Quarter 2000	$1.56	$0.59
4th Quarter 2000	$0.62	$0.14
1st Quarter 2001	$0.62	$0.14
2nd Quarter 2001	$0.31	$0.10
3rd Quarter 2001	$0.17	$0.07
4th Quarter 2001	$0.19	$0.07
1st Quarter 2002	$0.26	$0.11
2nd Quarter 2002	$0.19	$0.12
3rd Quarter 2002	$0.18	$0.08
4th Quarter 2002	$0.14	$0.07
1st Quarter 2003	$0.14	$0.08
2nd Quarter 2003	$0.11	$0.06
3rd Quarter 2003	$0.11	$0.06
4th Quarter 2003 (to date)	$0.22	$0.06

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of October 29, 2003, we had 33,003,598 shares of our common stock outstanding and there were 111 registered shareholders of our common stock.

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

Recent Sales of Unregistered Securities

During our fiscal year ended August 31, 2003, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the “Securities Act”):

On July 17, 2002, we completed an offering of 500,000 shares of our common stock at a price of $0.10 per share to one non-U.S. purchaser for total proceeds of $50,000. We completed the offering pursuant

20 of 41

to Rule 903 of Regulation S of the Securities Act. A finder’s fee of $5,000 was paid by us. The certificates representing the shares were endorsed with a legend confirming their restrictive status pursuant to the Securities Act. The certificates representing these shares were issued subsequent to August 31, 2002 and accordingly the investment was recorded on our statement of stockholders’ equity for the fiscal year ended August 31, 2003.

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

On October 10, 2002, we issued 150,000 shares of our common stock to Mr. Yoshitaro Kumagai, one of our directors. These shares were issued to Mr. Kumagai based on a deemed price of $0.10 per share as payment to Mr. Kumagai to settle outstanding accounts payable for services provided during the year. The shares were issued pursuant to Section 4(2) of the Securities Act. The certificates representing the shares were endorsed with a legend confirming their restricted status pursuant to the Securities Act.

On November 20, 2002, we issued 161,300 shares of our common stock to Mr. Edward Kolic, one of our directors. These shares were issued to Mr. Kolic based on a deemed price of $0.10 per share as payment to Mr. Kolic to settle outstanding accounts payable for services provided during the year. The shares were issued pursuant to Section 4(2) of the Securities Act. The certificates representing the shares were endorsed with a legend confirming their restricted status pursuant to the Securities Act.

On November 29, 2002, we entered into private placement agreements with four non-U.S. purchasers for the purchase of 2,000,000 units at a price of $0.10 per unit for total gross proceeds of $200,000. Each unit consisted of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.20 per share for a one year period from closing of the private placement. We completed the offering pursuant to Rule 903 of Regulation S of the Securities Act. A finder’s fee of $16,000 was paid by us. The certificates representing the shares were endorsed with a legend confirming their restrictive status pursuant to the Securities Act.

On December 9, 2002, we entered into private placement agreements with two non-U.S. purchasers for the purchase of 1,000,000 common shares at a price of $0.10 per common share for total gross proceeds of $100,000. We completed the offering pursuant to Rule 903 of Regulation S of the Securities Act. A finder’s fee of $5,000 was paid by us. The certificates representing the shares were endorsed with a legend confirming their restrictive status pursuant to the Securities Act.

On May 14, 2003, we completed the issuance of 133,333 shares of our common stock in the name of one non-U.S. purchaser. The shares are to be delivered to the investor in settlement for proceeds of $100,000 that we received in respect of a private placement that did not complete in August 2000. As the private placement did not complete the funds held for share settlement are reclassified as a long term liability until settlement results between the company and the investor involved in the August 2000 private placement. The shares are to the investor pursuant to Rule 903 of Regulation S of the Securities Act. The certificates representing the shares were endorsed with a legend confirming their restrictive status pursuant to the Securities Act.

21 of 41

ITEM 6.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of our financial condition and our subsidiaries and our results of operations should be read together with the consolidated financial statements and related notes that are included later in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-KSB.

RESULTS OF OPERATIONS

Revenue

Approximately 96% of our revenues continue to be derived from sales of our Clipstream™ software, with the balance being comprised of sales of our MPE secure distribution system and sales of our PirateRadio software. Four sales of our Clipstream™ software, our revenues are primarily attributable to revenues from license fees. Revenues associated with maintenance agreements for our Clipstream™ software, which include updates, upgrades, support and training services, accounted for approximately 20% of Clipstream™ revenues.

Our revenues increased to $1,133,098 for the year ended August 31, 2003 from $769,326 for the year ended August 31, 2002, representing an increase of $363,772 or 47%. The increase in our revenues is primarily attributable to substantial increases in the sales of our Clipstream™ java-based audio and video streaming software products. This increase in revenues was broadly spread across revenues from advertising, white labels and OEM’s, partner fees, corporate intranets, portals and other licensing opportunities. We believe the increase in sales of our Clipstream™ software products is the result of our assembly of a core sales group in fiscal 2002 combined with by the market acceptance of our Clipstream™ software products. We believe that market acceptance has been the result of consumer recognition of the Clipstream™ brand as an affordable solution and viable alternative to the products being offered by our competitors.

Our revenues for the year ended August 31, 2003 included $190,014 of deferred revenues under software sales completed in prior periods. Accordingly, revenues from sales of new software products were $949,075 or 83% for the fiscal year ended August 31, 2003, compared to $781,107 or 102% for the fiscal year ended August 31, 2002. These deferred revenues represent revenues associated with maintenance obligations performed during the year under software sales completed in prior periods.

We also experienced increased revenues in fiscal 2003 from customers who renewed Clipstream™ licenses originally purchased in fiscal 2002 are renewing their agreements. We believe that we will continue to have a high level with opportunities for recurring service revenues which may include video encoding services, custom development, custom skinning, development of email campaigns and hosting.

We plan to focus our sales and marketing efforts on our Clipstream™ software products during 2004. Our plan is to continue to work closely with both current customers and potential customers with the objective of raising market awareness of our products and ensuring greater consumer adoption of our products with resulting higher revenues. We also anticipate that we will continue earning revenues from the PirateRadio™ software suite and our MPE secure distribution system during fiscal 2004.

22 of 41

Operating Expenses

General and Administrative. Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures. General and administrative costs decreased to $370,189 for the year ended August 31, 2003 from $456,827 for the year ended August 31, 2002, a decrease of $86,638 or 19%. The decrease is primarily due the concerted efforts of our management to reduce all unnecessary expenditures. We have encouraged all departments to scrutinize expenditures and pursue favorable arrangements with key suppliers where possible.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. Sales and marketing costs were $432,109 for the year ended August 31, 2003 from $525,125 for the year ended August 31, 2002, representing a decrease of $93,016 or 18%. The decrease resulted from a reduction in advertising and promotion costs as well as a reduction in all overhead costs incurred by the sales and marketing department. Also, we were able to reduce our travel costs and associated expenses including meals and entertainment as we elected to not attend various tradeshows and instead focus our efforts on direct contact with key personnel of potentially strategic customers. Sales and marketing expenses may increase for 2004 due to our continued focus on marketing the Clipstream™ software products, the PirateRadio™ software suite and our launch of the our MPE secure distribution system.

Research and Development. Research and development costs consist primarily of salaries and related personnel costs including overhead, and consulting fees with respect to product development and deployment. Research and development costs increased to $367,598 for the year ended August 31, 2003 from $244,074 for the year ended August 31, 2002, representing an increase of $123,524 or 51%. The increase is due primarily to a one time charge incurred for consultant agreements entered into during the first quarter offset by slight decreases to overhead costs. We have seen our products enjoy mainstream acceptance amongst the early adopters of technology and have committed ourselves to increasing our market position through focused efforts in sales and marketing. We anticipate maintaining research and development expenses at current levels through fiscal 2004.

Depreciation and amortization. Depreciation and amortization expenses arose from fixed assets and other assets. Depreciation and amortization decreased to $47,894 for the fiscal year ended August 31, 2003 from $101,437 for the fiscal year ended August 31, 2002, a decrease of $53,543 or 53%. The decrease in depreciation and amortization is due to the lower average net book value of equipment and the write down of intellectual property and goodwill in fiscal 2002.

Other earnings and expenses

Interest expense increased to $18,013 for the fiscal year ended August 31, 2003 from $4,152 for an effective increase of $13,861. The increase is primarily attributable to the increased number of financial transactions being processed as well as interest charges levied against the Company for certain aged payables. Interest and other income increased to $8,433 for the 12 months ended August 31, 2003 from $4,446 for August 31, 2002 representing an increase of $3,987. The change over prior year is due to the Company earning rental income on excess space sublet during the year. No rental income was recorded in fiscal 2002.

Losses

Our loss from operations decreased to $84,692 for the year ended August 31, 2003 from $558,137 for the year ended August 31, 2002, representing a decrease of $473,445 or 85%. Our loss decreased to $94,272 for the year ended August 31, 2003 from $377,688 for the year ended August 31, 2002,

23 of 41

representing a decrease of $283,416 or 75%. The decreases to our loss from operations and loss for the year are the result of our increased revenues and decreased operating costs.

For our fiscal year ending August 31, 2004, our management plans on concentrating its efforts in the following areas in order to achieve profitability:

1.
Continuing to increase sales of the Clipstream™ technology by undertaking marketing the “Clipstream™” java based streaming solution. Development has been completed and we are now embarking on a marketing and sales program to fully exploit and maximize revenue from this product. Our sales group includes both inside and outside sales and a network of ninety resellers in eleven countries. License agreements and partnership opportunities will be sought with larger content providers, aggregators and resellers.

2.	Maintaining tight control over expenses as the company expands its operations.

3.	Further development and continued marketing of MPE.

We will have to raise additional funds to complete our business plan due to our significant working capital deficit. Our goal is to obtain these funds through an optimal mix of internal and external financing opportunities including cash flows from operations, strategic partnerships and equity financings. There is no assurance that we will achieve the required financing.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $6,123 as at August 31, 2003 compared to cash of $20,997 as at August 31, 2002. We had a working capital deficiency of $428,486 as at August 31, 2003 compared to a working capital deficiency of $879,171 as at August 31, 2002. We had a shareholders’ deficiency of $445,744 as at August 31, 2003 compared to a shareholders’ deficiency of $696,202 as at August 31, 2002.

Working Capital Deficiency

The increase in our working capital deficiency is directly attributable to increases in accounts payable and accrued liabilities, demand loans and the current portion of deferred revenues. These increases have been offset by the extinguishment of the current portion of long-term debt.

Our accounts payable and accrued liabilities increased to $543,281 as at August 31, 2003 from $516,710 at August 31, 2002, representing an increase of $26,571 or 5%. The increase in our accounts payable and accrued liabilities reflects our current inability to finance our operations from current product revenues. Included in our accounts payable and accrued liabilities balance as at August 31, 2003 is $137,300 of disputed amounts arising from the cancellation of various agreements. We are currently considering all options available to extinguish these liabilities.

Our loans payable decreased to $10,825 as at August 31, 2003 from $192,291 as at August 31, 2002. These loans are from one of our shareholders and are unsecured and non-interest bearing. The reduction was primarily due to the conversion of $184,000 of the loans into equity at a price based on the market value of our common stock.

Our current deferred revenues decreased to $64,013 as at August 31, 2003 from $229,469 as at August 31, 2002, representing a decrease of $165,456 or 72%. The decrease in deferred revenue is attributable to a change in our business practice. We have changed our business practices to separately sell our license agreements and maintenance agreements when our sales of our software products are completed, as a result, sales of our maintenance agreements which were previously sold as part of the

24 of 41

initial sale of the license, have decreased because most customers are not purchasing the maintenance agreements. We anticipate that our deferred revenues will continue to decrease based on this business practice. We recognize deferred revenue in compliance with Statement of Position “No. 97-2 Software Revenue Recognition”, as referred to in the notes to our audited financial statements and as discussed below under the heading “Critical Accounting Policies”. Deferred revenues reflect cash received in advance of meeting the revenue recognition criteria as described in the notes to the financial statements. Deferred revenues result if we complete sales of our software products when significant post-delivery obligations exist. In this case, revenue is deferred until we complete the post-delivery obligations. Cash that we receive in advance of meeting the revenue recognition criteria is recorded as a deferred revenue liability.

Cash Flows

Net cash used in operating activities decreased to $112,270 for the year ended August 31, 2003 compared to $218,272, representing a decrease of $106,002 or 49%. The cash used in operating activities was off-set by net cash provided by financing activities in the amount of $117,312 for the year ended August 31, 2003 compared to $245,241 for the year ended August 31, 2002.

We have financed our operations to date primarily through the sale of equity securities and borrowings from shareholders. When possible, we have issued common stock for services and debt settlement. We continued these financing activities through the year ended August 31, 2003 as our revenues to date have provided insufficient funding for our working capital requirements. Accordingly, we anticipate that we will have to continue to rely on funding from private placements, cash flows and other offerings in order to finance our future operating costs.

We relied on issuances of our common stock in order to pay a portion of the consulting fees payable to our directors and consultants during the year ended August 31, 2003. We have completed these share issuances due to the insufficiency of our cash flows from revenues and financing activities to pay for all of our operating costs. These share issuances included the following:

1.	We issued 1,100,000 common shares to consultants for services rendered during the fiscal year ended August 31, 2003. Market value of the shares issued for services rendered totaled $141,121.

2.	We issued 311,300 common shares to certain of our directors in settlement of $31,130 of outstanding accounts payable and accrued liabilities.

3.	We issued 25,000 common shares having a market value of $3,500 to settle outstanding accounts payable to one of our consultants.

In addition, we completed the following issuances of our common stock during the year ended August 31, 2003 in respect of our financing activities:

1.	We issued 500,000 common shares for proceeds of $50,000 received prior to August 31, 2002.

2.	We issued 1,050,000 common shares on a private placement at $0.10 per share for proceeds of $105,000. In connection with this offering the Company paid an agent’s fee of $5,000.

3.
We issued 2,000,000 units at a price of $0.10 per unit pursuant to a subscription agreement for proceeds of $200,000. Subscription proceeds of $184,000 were collected prior to August 31, 2002. In connection with this offering the Company paid an agent’s fee of $16,000.

25 of 41

Going Concern

We have incurred recurring losses from operations and we have a working capital deficiency. We have disclosed in the notes to our financial statements that we have incurred recurring losses from operations and that we have a working capital deficiency. Our operations to date have been primarily financed by equity transactions. Depending on our ability to grow sales and related cash flows, we may need additional capital through public or private financings that may not be available on reasonable terms. Accordingly, we will require the continued financial support of our shareholders and creditors until we are able to generate sufficient cash flows from operations on a sustained basis. There can be no assurances that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our financial statements included with this Annual Report on Form 10-KSB.

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

26 of 41

ITEM 7.            FINANCIAL STATEMENTS.

Index to Audited Consolidated Financial Statements for the Year Ended August 31, 2003:

1.	Auditors’ Report;

2.	Consolidated Balance Sheets as at August 31, 2003 and 2002;

3.	Consolidated Statement of Operations for the Years ended August 31, 2003 and 2002;

4.	Consolidated Statement of Stockholders’ Deficiency and Comprehensive Loss for the Years ended August 31, 2003 and 2002;

5.	Consolidated Statement of Cash Flows for the Years ended August 31, 2003 and 2002;

6.	Notes to Consolidated Financial Statements.

ITEM 8.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

27 of 41

PART III

ITEM 9.            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of October 29, 2003 are as follows:

DIRECTORS:

Name of Director	Age

Steven Vestergaard	37

Edward Kolic	42

Lawrence J. Langs	42

Yoshitaro Kumagai	57

Wayne Koshman	41

EXECUTIVE OFFICERS:

Name of Officer	Age	Office Held

Steven Vestergaard	37	President, Chief Executive Officer and Chief Financial Officer

Edward Kolic	42	Secretary

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Steven Vestergaard. Mr. Vestergaard is our president, chief executive officer and chief financial officer and is one of our directors. Mr. Vestergaard has been our chief executive officer from May 1999, when we began negotiations to purchase our operating subsidiary, Destiny Software, from Mr. Vestergaard, to January 2001 and then again from February 2002 to present. Mr. Vestergaard’s responsibilities include overall management of our business and coordinating strategy, planning, and product development. Mr. Vestergaard started Destiny Software as a private company owned by Mr. Vestergaard in 1991 and developed its business through to 1999 when it was acquired by us. At Destiny Software, Mr. Vestergaard was responsible for overall business management and supervision of the development of computer games. During this period, Destiny Software was successful in the production of a dozen successful video games, including Blood Bowl, Creepers and Dark Seed II, for major publishers, including Microleague, Sony and MGM. In addition, Destiny Software completed work under contract for innovative computer software projects, including the development of the prototype for the first Internet casino and a high performance HTTP server/ client test software suite for use in the development of a proprietary web page caching machine. Mr. Vestergaard has been involved in the software development industry since 1982 when he founded a private company called Tronic Software. Tronic Software was a developer of computer games which were sold by mail order. In 1990 he became employed as a software engineer by Distinctive Software Inc., a company that later changed its name to Electronic Arts Canada, where he was involved in developing game products. Mr. Vestergaard holds an International

28 of 41

Baccalaureate Degree and a Bachelor of Science Degree in Computer Science from the University of British Columbia.

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

29 of 41

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

SIGNIFICANT EMPLOYEES

We have the following employees who we expect to make a significant contribution to our business:

John Gammack. Mr. Gammack is our vice-president of operations. Mr. Gammack previously worked for us as a consultant and was appointed as vice-president of operations in August of 2002. Mr. Gammack was born and educated in the United Kingdom having graduated from West Nottinghamshire College H.N.C. in Mechanical Engineering. He served as an Officer in the British RAF for 3 years. Thereafter he moved to Canada and held positions with Financial Trusco, Morgan Leasing and Amdica Technology Inc. where he provided the BC Provincial government with computer technology solutions. From January 1996 to April 1998, he worked as Western Regional Sales Manager for Dynatek Automation Systems and in May 1998 he started D-com Solutions Ltd., a computer storage device provider. In May of 2000 he started GIS Technologies Inc., a smart card technology company. Mr. Gammack’s core responsibilities include overseeing sales, operations and assisting with external financing activities.

Jeff Redmond, CA. Mr. Redmond, who joined us in March 2002, is our controller and reports to Mr. Vestergaard, our chief financial officer. Mr. Jeff Redmond has eight years experience working with hi-tech companies at various stages of development. From September 1998 to March 2002, he worked with KPMG LLP as an auditor focusing on publicly listed companies (SEC/TSE) involved in unique transactional work. His core responsibilities include all accounting, treasury, strategic planning, financial controls and financial reporting functions of the Company. Mr. Redmond holds a professional designation with the Institute of Chartered Accountants of British Columbia (Canada) and a Bachelor of Arts from the University of Western Ontario.

ELECTION OF DIRECTORS AND OFFICERS

Our directors are elected by our shareholders at our annual general meetings. Each director holds office until our next annual general meeting or until the director resigns or is removed in accordance with our bylaws. We do not have a classified board of directors.

Our officers serve at the discretion of our board of directors.

AUDIT COMMITTEE

Our audit committee consists of Mr. Steven Vestergaard, our chief executive officer, Mr. Edward Kolic, our secretary and Mr. Wayne Koshman, one of our directors. We anticipate modifying our audit committee during the current fiscal year in order to ensure that all members of our audit committee are independent members of our board of directors. In addition, we currently do not have a financial expert on the audit committee.

30 of 41

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by us, we believe that during the fiscal year ended August 31, 2003 all such filing requirements applicable to our officers and directors were complied with.

31 of 41

ITEM 10.            EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information as to Mr. Steven Vestergaard, our chief executive officer, and Mr. David Lawrence, our former chief executive officer, for our fiscal years ended August 31, 2003, 2002 and 2001. Mr. Vestergaard and Mr. Lawrence are our sole “named executive officer”. None of our executive officers earned more than $100,000 during our last fiscal year ended August 31, 2003. No person other than Mr. Vestergaard acted as our chief executive officer during our last fiscal year ended August 31, 2003. No other compensation was paid to Mr. Vestergaard or Mr. Lawrence other than the compensation set forth below.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compensation	AWARDS		PAYOUTS	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)
Steven Vestergaard (1), (3)	Director President CEO, CFO	2003 2002 2001	$72,537 $59,305 $65,661	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
David Lawrence (2), (3)	Former Chief Executive Officer	2003 2002 2001	$0 $34,358 $69,160	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Notes to Summary Compensation Table:

(1)	All salaries paid to Mr. Vestergaard are paid in Canadian dollars.

(2)
Mr. Lawrence was our chief executive officer from January 2001 to February 2002. Amounts paid to Mr. Lawrence were paid in Canadian dollars. We are currently involved with legal proceedings with Mr. Lawrence. See Item 3 of Part I of this Annual Report on Form 10-KSB under the heading “Legal Proceedings”.

(3)	Compensation is stated in United States dollars and is based on an exchange rate of $0.7635 US dollars for each $1.00 Canadian dollar as of October 29, 2003.

STOCK OPTION GRANTS

We did not grant any stock options to Mr. Vestergaard, our sole named executive officers, during our most recent fiscal year ended August 31, 2003.

32 of 41

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

Mr. Vestergaard, our sole named executive officer, did not exercise any stock options during our most recent fiscal year ended August 31, 2003. The following is a summary of the share purchase options exercised by our named executive officers during the financial year ended August 31, 2003 and the year end values of outstanding options held by our named executive officers:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name (#)	Common Shares Acquired on Exercise ($)	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In-The-Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Steven Vestergaard President CEO and CFO Director	NIL	Not Applicable	375,000	$NIL
David Lawrence Former Chief Executive Officer	NIL	Not Applicable	NIL	$NIL

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans.

33 of 41

OUTSTANDING STOCK OPTIONS

The following table shows the issued and outstanding stock options held by our officers and directors. No person known by us to beneficially own more than 5% of our common stock as of October 29, 2003 holds any stock options.

OUTSTANDING STOCK OPTIONS
Name	Exercise Price	No. of Options	Date of Grant	Vesting Date	Expiry Date
Steven Vestergaard Chief Executive Officer and Chief Financial Officer Director	$1.00 $0.83 $0.25 $0.25	105,000 120,000 73,903 76,097	Oct. 12, 1999 Oct. 12, 1999 Dec. 21, 2000 Dec. 21, 2000	Apr. 12, 2001 Apr. 12, 2001 Dec. 21, 2000 Apr. 21, 2000	Oct. 12, 2004 Oct. 12, 2004 Dec. 21, 2005 Dec. 21, 2005
Edward Kolic Secretary Director	$0.25 $0.25	73,903 76,097	Dec. 21, 2000 Dec. 21, 2000	Dec. 21, 2000 Apr. 21, 2000	Dec. 21, 2005 Dec. 21, 2005
Wayne Koshman Director	$0.25	150,000	May 29, 2002	Vesting Monthly over 24-Month Period	May 29, 2007
Yoshitaro Kumagai Director	$0.25 $2.50 $0.25	25,000 25,000 100,000	Apr. 1, 2000 Oct. 1, 2000 Aug. 23, 2001	May 1, 2002 Nov. 1, 2002 Vesting Monthly over 25-Month Period	Apr. 1, 2005 Oct. 1, 2005 Sept. 23, 2003
Lawrence J. Langs Director	$0.25 $0.25	27,123 122,877	Dec. 21, 2000 Dec. 21, 2000	Dec. 21, 2000 May 21, 2001	Dec. 21, 2005 Dec. 21, 2005

COMPENSATION ARRANGEMENTS

We currently pay to Mr. Vestergaard a salary of $96,315 Canadian (equal to approximately $73,537 US) per year. We are not party to any written employment agreement with Mr. Vestergaard. We do not have any agreements with Mr. Vestergaard regarding the payments of bonus or other performance incentives. Mr. Vestergaard is eligible to receive stock options as and when approved by our board of directors.

34 of 41

ITEM 11.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 29, 2003 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS:
Common Stock	Steven Vestergaard President Chief Executive Officer and Chief Financial Officer	8,790,030(2)	26.3%
Common Stock	Edward Kolic Secretary Director	782,310(3)	3.0%
Common Stock	Lawrence J. Langs Director	150,000(4)	0.5%
Common Stock	Yoshitaro Kumagai Director	400,000(5)	1.2%
Common Stock	Wayne Koshman Director	107,917(6)	0.3%
Common Stock	All Officers and Directors as a Group (5 persons)	10,280,257	30.8%
5% SHAREHOLDERS
Not applicable	Not applicable	Not applicable	Not applicable

(1)
Under Rule 13d-3 of the Securities Exchange Act of 1934, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the

35 of 41

shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 29, 2003. As of October 29, 2003, there were 33,003,598 shares of our common stock issued and outstanding.

(2)	Consists of 8,405,030 shares held by Mr. Vestergaard and 375,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Vestergaard within 60 days of October 29, 2003.

(3)	Consists of 632,310 shares held by Mr. Kolic and 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Kolic within 60 days of October 29, 2003.

(4)	Consists of 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Langs within 60 days of October 29, 2003.

(5)	Consists of 250,000 shares held by Mr. Kumagai and 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Kumagai within 60 days of October 29, 2003.

(6)	Consists of 107,917 shares that are immediately acquirable upon the exercise of stock options held by Mr. Koshman within 60 days of October 29, 2003.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

EQUITY COMPENSATION PLAN INFORMATION

We have one equity compensation plan, namely our 1999 Stock Option Plan, under which up to 3,750,000 shares of our common stock have been authorized for issuance to our officers, directors, employees and consultants. Our 1999 Stock Option Plan has been approved by the Company’s stockholders. The following summary information is presented for our 1999 Stock Option Plan on an aggregate basis as of August 31, 2003.

36 of 41

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	2,105,500 Shares of Common Stock	$0.52 per Share	1,644,500 Shares of Common Stock
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

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

37 of 41

acquisition of WonderFall Productions was so that we could exploit the potential of these games and gain access to Mr. Kolic's marketing skills.

SHARE ISSUANCES

We have issued the following shares of our common stock to our officers and directors:

1.
On October 10, 2002, we issued 150,000 shares of our common stock to Mr. Yoshitaro Kumagai, a member of the Board of Directors, as payment to Mr. Yoshitaro Kumagai in settlement of outstanding accounts payable for consulting services previously rendered. The deemed price of $0.10 per share was based on the market price for our common stock as of October 10, 2002.

2.
On November 20, 2002, we issued 161,300 shares of our common stock to Mr. Edward Kolic, a director and our former chief operating officer, as payment to Mr. Kolic of accrued but unpaid consulting fees in the amount of $16,130. This consulting fee was accrued in our fiscal year ended August 31, 2002. The deemed price of $0.10 per share was based on the market price for our common stock as of November 20, 2002.

These shares issuances are discussed under Item 5 of Part II of this Annual Report on Form 10-KSB under the heading “Recent Sales of Unregistered Securities”.

MANAGEMENT AGREEMENTS

We entered into a management agreement with Mr. David Lawrence, our former chief executive officer, dated May 1, 2001. We are currently in legal proceedings relating to this management agreement and other matters. See Item 3 of Part I of this Annual Report on Form 10-KSB under the heading “Legal Proceedings”.

38 of 41

ITEM 13.            EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (1) Filed as an exhibit to this Annual Report on Form 10-KSB

(b)       Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of our fiscal year ended August 31, 2003.

The following reports on Form 8-K have been filed since August 31, 2003.

Date of Form 8-K	Date of Filing with the SEC	Description of the Form 8-K

October 31, 2003	November 5, 2003
Disclosure that the Company has dismissed KPMG LLP (the "Former Accountant") as the principal independent accountant of the Company effective October 31, 2003. The Company has engaged Grant Thornton LLP, as its principal independent accountant effective October 31, 2003. The decision to change principal independent accountants has been approved by the Company’s audit committee and its board of directors

39 of 41

ITEM 14.            CONTROLS AND PROCEDURES.

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

40 of 41

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/ Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer and Chief Financial Officer
Director
Date: November 26, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: November 26, 2003

By:	/s/ Edward Kolic
Edward Kolic
Director
Date: November 26, 2003

By:	/s/ Wayne Koshman
Wayne Koshman
Director
Date: November 26, 2003

41 of 41

Consolidated Financial Statements (Expressed in United States dollars) DESTINY MEDIA TECHNOLOGIES INC. Years ended August 31, 2003 and 2002

Grant Thornton LLP
Chartered Accountants

MANAGEMENT CONSULTANTS

Independent Auditors' Report

The Shareholders
Destiny Media Technologies Inc.

We have audited the consolidated balance sheet of Destiny Media Technologies Inc. as of August 31, 2003 the consolidated statement of operations, stockholders’ deficiency and comprehensive loss and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destiny Media Technologies Inc. as of August 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has incurred recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“GRANT THORNTON LLP”

Vancouver, Canada
October 17, 2003	Chartered Accountants

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Destiny Media Technologies Inc.

We have audited the consolidated balance sheet of Destiny Media Technologies Inc. as of August 31, 2002 and the consolidated statements of operations, stockholders’ deficiency and comprehensive loss and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destiny Media Technologies Inc. as of August 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has incurred recurring losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 3(n) to the financial statements, the Company changed its method of accounting for losses on the extinguishment of debt.

signed “KPMG LLP”

Chartered Accountants

Vancouver, Canada
October 11, 2002

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

August 31, 2003 and 2002

	2003	2002

Assets

Current assets:
Cash	$6,123	$20,997
Short-term investments	8,091	7,016
Accounts receivable, net of allowance for doubtful accounts of
$12,241 (2002 - $19,626)	169,402	74,824
Inventory	4,305	-
Prepaid expenses	1,712	56,497
Total current assets	189,633	159,334

Other assets, net of accumulated amortization of $44,665 (2002 - $19,717)	28,009	34,595

Note receivable, net of provision of $99,946 (2002 - $nil) (note 6)	-	99,946

Equipment (note 7)	54,733	72,986

Total assets	$272,375	$366,861

Liabilities and Stockholders’ Deficiency

Current liabilities
Accounts payable and accrued liabilities (note 8)	$543,281	$516,710
Related party payable	-	35
Loans payable (note 9)	10,825	192,291
Deferred revenue	64,013	229,469
Total current liabilities	618,119	938,505

Deferred revenue	-	24,558

Obligation for share settlement (note 10)	100,000	100,000

Stockholders’ deficiency:
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding:33,003,598 shares (2002 – 28,730,903)	33,005	28,382
Issued and held for settlement: 133,333 shares
Common stock issuable	-	50,000
Additional paid-in capital	3,246,079	2,828,580
Deferred stock compensation	(865)	(18,093)
Deficit	(3,669,058)	(3,574,786)
Accumulated other comprehensive loss	(54,905)	(10,285)
Total stockholders’ deficiency	(445,744)	(696,202)

Total liabilities and stockholders’ deficiency	$272,375	$366,861

Continuing operations (note 2)
Commitments and contingencies (notes 13 and 14)

See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Statements of Operations
(Expressed in United States dollars)

Years ended August 31, 2003 and 2002

	2003	2002

Revenue	$1,133,098	$769,326

Operating expenses:
General and administrative	370,189	456,827
Sales and marketing	432,109	525,125
Research and development	367,598	244,074
Depreciation and amortization	47,894	101,437
	1,217,790	1,327,463

Loss from operations	(84,692)	(558,137)

Interest expense	(18,013)	(4,152)
Interest and other income	8,433	4,446
Loss on debt settlement	-	(2,800)
Gain on sale of subsidiary (note 5)	-	182,955

Loss for the year	$(94,272)	$(377,688)

Loss per common share, basic and diluted	(0.00)	(0.01)

Weighted average common shares outstanding, basic and
diluted	32,148,984	28,087,085

See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Statements of Stockholders’ Deficiency and Comprehensive Loss
(Expressed in United States dollars)

								Total
			Additional		Deferred		Cumulative	stockholders’
	Common stock		paid-in	Shares	stock		translation	equity
	Shares	Amount	capital	issuable	compensation	Deficit	adjustment	(deficiency)

Balance, August 31, 2001	27,177,358	26,928	2,648,018	54,372	(44,931)	(3,197,098)	(13,806)	(526,517)

Loss for the year	-	-	-	-	-	(377,688)	-	-
Cumulative translation adjustment	-	-	-	-	-	-	3,521	-
Comprehensive loss								(374,164)
Common stock issued for services rendered	488,605	489	58,883	(44,372)	-	-	-	15,000
Common stock issued for debt arising in
prior year	624,940	625	68,118	-	-	-	-	68,743
Common stock issued for debt arising in
current year	140,000	140	16,660	-	-	-	-	16,800
Common stock issued for services to be
rendered	250,000	-	-	-	-	-	-	-
Cancellation of common stock issued for
services to be rendered	(150,000)	-	-	-	-	-	-	-
Common stock issued for cash on private
placement	200,000	200	18,800	(10,000)	-	-	-	9,000
Common stock issuable for cash on private
placement	-	-	(5,000)	50,000	-	-	-	45,000
Deferred stock compensation	-	-	10,450	-	(10,450)	-	-	-
Cancellation of stock options	-	-	(4,142)	-	4,142	-	-	-
Amortization of deferred stock compensation	-	-	-	-	33,146	-	-	33,146
Options issued to non-employees for services	-	-	16,793	-	-	-	-	16,793

Balance, August 31, 2002	28,730,903	$28,382	$2,828,580	$50,000	$(18,093)	$(3,574,786)	$(10,285)	$(696,202)

Loss for the year	-	-	-	-	-	(94,272)	-	-
Cumulative translation adjustment	-	-	-	-	-	-	(44,620)	-
Comprehensive loss								(138,892)
Common stock issued for services rendered				-
(notes 11 (a)(i) and (ii))	1,100,000	1,100	140,021	-	-	-	-	141,121
Common stock issued for settlement of debt
(note 11 (a)(iii))	336,300	336	34,294	-	-	-	-	34,630
Common stock issued for cash on private
placement (notes 11 (b)(i) and (ii) )	1,550,000	1,550	148,450	(50,000)	-	-	-	100,000
Common stock issued on conversion of
loans payable (note 11 (c))	2,000,000	2,000	182,000	-	-	-	-	184,000
Finders fee cancelled	-	-	10,000	-	-	-	-	10,000
Provision for note receivable (note 6)			(99,946)					(99,946)
Amortization of deferred stock compensation	-	-	(3,646)	-	17,228	-	-	13,582
Common stock cancelled (note 11 (d))	(713,605)	(363)	363		-	-	-	-
Options issued to non-employees for services	-	-	5,963	-	-	-	-	5,963

Balance, August 31, 2003	33,003,598	$33,005	$3,246,079	$-	$(865)	$(3,669,058)	$(54,905)	$(445,744)

See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Years ended August 31, 2003 and 2002

	2003	2002

Cash flows from operating activities:
Loss for the year	$(94,272)	$(377,688)
Items not involving cash:
Depreciation and amortization	47,874	101,437
Shares issued for services rendered	141,121	15,000
Shares issued for debt settlement	-	85,543
Stock-based compensation – employees	13,582	33,146
Stock-based compensation – non-employees	5,963	16,793
Interest accrued on term deposit	(142)	(84)
Gain on sale of subsidiary	-	(182,955)
Changes in non-cash working capital:
Accounts receivable	(80,066)	(12,543)
Inventory	(4,024)
Prepaid expenses	57,267	(44,705)
Accounts payable and accrued liabilities	9,296	132,883
Deferred revenue	(208,869)	14,901
Net cash used in operating activities	(112,270)	(218,272)

Cash flows from investing activities:
Purchase of equipment	(938)	(20,478)
Purchase of other assets	(10,489)	(10,431)
Net cash used in investments	(11,427)	(30,909)

Cash flows from financing activities:
Proceeds from loans payable	1,349	192,291
Proceeds on sale of subsidiary	-	250
Common stock issuable, net of agent fees	-	45,000
Net proceeds from issuances of common stock and subscriptions	116,000	9,000
Amounts paid to related party	(37)	(1,300)
Net cash provided by financing activities	117,312	245,241

Net increase (decrease) in cash during the year	(6,385)	(3,940)

Effect of foreign exchange rate changes on cash	(8,489)	(5,506)

Cash, beginning of year	20,997	30,443

Cash, end of year	$6,123	$20,997

Supplementary disclosure:
Cash paid for:
Interest	$18,013	$4,152
Income tax	-	-
Non-cash transactions:
Common stock issued from cash received in prior period	50,000	-
Stock issued for settlement of debt	34,630	85,543
Stock issued for services rendered	141,121	15,000
Deferred stock-based compensation	19,545	49,937
Common stock issued on conversion of loans payable	184,000	-
Barter transaction	9,700	36,000

See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2003 and 2002

1.

Organization:

Destiny Media Technologies Inc. (the “Company”) was incorporated in August 1998 under the laws of the State of Colorado. The Company develops enabling technologies that allow for the distribution over the Internet of digital media files in either a streaming or digital download format. The technologies are proprietary. The Company operates out of Vancouver, BC, Canada and serves customers predominantly located in the United States and Canada.

2.

Continuing operations:

From inception of the business, the Company has incurred cumulative losses of $3,669,058 and at August 31, 2003 had a working capital deficiency of $428,486. As a result, substantial doubt exists about its ability to continue as a going concern.

These financial statements have been prepared on the going concern basis which assumes that the Company will be able to realize its assets and satisfy its liabilities and commitments in the ordinary course of business. Operations to date have been primarily financed by equity transactions. Depending on the Company’s ability to continue to grow sales and related cash flows, the Company may need additional capital through public or private financings that may not be available on reasonable terms. Accordingly, the Company will require the continued financial support from its shareholders and creditors until it is able to generate sufficient cash flows from operations on a sustained basis. It is management’s intention to leverage the Company’s existing technology to further develop sales and to evaluate its projected expenditures relative to its available cash. There can be no assurances that the Company will be successful in generating additional cash for operations. If it is not successful in generating cash for operations, the Company will be required to reduce operations or liquidate assets. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Significant accounting policies: These consolidated financial statements have been prepared using generally accepted accounting principles in the United States.

(a)

Principles of consolidation:

The financial statements include the accounts of the Company and its wholly owned subsidiaries, Destiny Software Productions Inc. (“Destiny Software”) and Wonderfall Productions Inc. (“Wonderfall”), up to the date of the sale of Wonderfall on August 27, 2002 (see note 5). All intercompany balances and transactions have been eliminated on consolidation.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2003 and 2002

3.	Significant accounting policies:

(b)

Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

	(c)	Comparative figures: Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

	(d)	Short-term investments: Short-term investments are carried at market value, which does not materially differ from cost.

	(e)	Inventory: Inventory, consisting solely of finished goods, is carried at the lower of cost, determined on a weighted average basis, and net realizable value.

(f)

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

(g)

Allowance for doubtful accounts:

The Company establishes an allowance for doubtful accounts through review of open accounts, and historical collection and allowance amounts. The allowance for doubtful accounts is intended to reduce trade accounts receivable to the amount that reasonably approximates their fair value due to their short-term nature. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the financial statements based on collection experience and actual returns and allowances.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2003 and 2002

(h)

Revenue recognition:

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no significant remaining performance obligations. The Company’s revenue recognition policies are in conformity with the AICPA’s Statement of Position No. 97-2, “Software Revenue Recognition”, as amended (“SOP 97-2”).

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

The Company recognizes product revenue upon transfer of title, which occurs on shipment of product, as all other revenue recognition criteria are satisfied. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. Cash received in advance of meeting the revenue recognition criteria is recorded as deferred revenue.

Royalty revenue from third party sales is recognized when there is persuasive evidence that the arrangement is complete, and only when all deliverables have been performed.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2003 and 2002

3.	Significant accounting policies (continued):

(h)

Revenue recognition (continued):

Revenues generated in exchange for consulting and advertising services are valued at the fair value of the services exchanged, based on the Company’s own historical practice of receiving cash, or other consideration that is readily convertible to known amounts of cash for similar advertising from buyers unrelated in the barter transaction. During the year ended August 31, 2003, the Company recognized $9,700 (2002 - $36,000) of revenue from barter transactions.

	(i)	Equipment: Equipment is stated at cost. Depreciation is calculated using the declining balance method at the following annual rates, commencing upon utilization of the assets:

	Asset	Rate

	Furniture and fixtures	20%
	Computer hardware	30%
	Computer software	50%

	Leasehold improvements are amortized on a straight-line basis over the term of the lease.

(j)

Other assets:

Other assets consist of domain names, trademarks and patents and are being amortized straight-line over three years. The amortization to be recorded in the next three years is as follows:

	2004	$11,136
	2005	$11,136
	2006	$5,737
		$28,009

(k)

Impairment of long-lived assets:

The Company assesses the recoverability of its long-lived assets by determining whether the carrying value of the long-lived assets can be recovered over their remaining lives through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved. Through August 31, 2003, no impairment charges have been recognized.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2003 and 2002

3.	Significant accounting policies (continued):

(l)

Translation of foreign currencies:

The Company’s functional currency is the U.S. dollar. Financial statements of foreign operations for which the functional currency is the local currency are translated into U.S. dollars with assets and liabilities translated into U.S. dollars at the rate of exchange in effect at the balance sheet date and revenue and expense items are translated at the average rates for the period. Unrealized gains and losses resulting from the translation of the financial statements are deferred and accumulated in a separate component of stockholders’ equity as a cumulative translation adjustment in accumulated other comprehensive loss.

	(m)	Advertising: Advertising costs are expensed as incurred and totaled $24,998 and $38,977 during the years ended August 31, 2003 and 2002 respectively.

(n)

Income taxes:

Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes” (“FAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is not considered to be more likely than not.

(o)

Capital stock issued for consideration other than cash:

Capital stock issued for consideration other than cash is recorded at an estimate of the fair value of the stock issued or issuable or at an estimate of the fair value of the goods or services received whichever is more readily ascertainable.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2003 and 2002

3.	Significant accounting policies (continued):

(p)

Stock option and share purchase plans:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for awards to employees and directors under its stock option and share purchase plans. As such, compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above for employee grants, and has adopted the disclosure requirements of SFAS No. 123. Grants to non-employees are recognized based on the fair value of the equity instrument at the date services are performed. Deferred compensation expense arises when the employee compensation expense relates to future services. Deferred compensation expense is amortized to income over the service period which generally reflects the vesting period.

The Company applies APB Opinion No. 25 in accounting for its employee stock option plan as the employee stock compensation cost has been recognized in the financial statements only to the extent of intrinsic value. Had the Company determined compensation cost based on the fair value on the measurement date for its employee stock option plan using the assumptions for the Black-Scholes valuation model described below, the Company’s net loss and loss per share for 2003 and 2002 would have increased to the pro forma amounts indicated below:

	2003	2002
Loss for the period:
As reported	$(94,272)	$(377,688)
Stock-based compensation expense recognized	$19,545	$49,939
Compensation expense based on fair value
method	$(67,907)	$(112,235)
Pro forma	$(142,634)	(439,984)
Loss per share, basic and diluted:
As reported	$(0.00)	$(0.01)
Pro forma	$(0.00)	$(0.02)

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2003 and 2002

3.	Significant accounting policies (continued):

(p)

Stock option and share purchase plans (continued):

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002
Per share weighted - average fair value of stock
options granted	$0.12	$0.13
Expected dividend yield	-	-
Risk-free interest rate	5.5%	5.5%
Volatility	190%	192%
Expected lives	2.00 years	2.00 years

(q)

Accounting change:

For the year ended August 31, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, (“SFAS 145”), which resulted in a change in the classification of a loss arising on debt settlement as an extraordinary item to an item included within loss from continuing operations.

4.	Recent Pronouncements:

(a)

Accounting for costs associated with exit or disposal activities:

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2003 and 2002

4.	Recent Pronouncements (continued):

(b)

Variable interest entities:

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

(c)

Revenue recognition:

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company believes its revenue recognition policies are consistent with this new standard.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2003 and 2002

4.	Recent Pronouncements (continued):

(d)

Classification of liabilities:

In May 2003, the FASB issued Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of FAS 150 is not expected to have a material effect on the Company’s financial statements.

5.

Disposition:

On August 27, 2002, the Company entered into a binding agreement with an unrelated company, (the “Purchaser”) to sell its subsidiary Wonderfall. Under the terms of the agreement, the Company agreed to sell and the Purchaser agreed to purchase all of the issued and outstanding common shares in Wonderfall.

There were no tangible assets owned by Wonderfall. The composition of the liabilities sold are contained in the following table:

	Liabilities assumed:
	Current portion of long-term debt	$160,762
	Long-term debt	22,443

	Total liabilities assumed	183,205
	Consideration received:
	Cash	250

	Gain on sale of Wonderfall	$182,955

6.

Note receivable:

During the year ended August 31, 2003 an accounting provision was recorded against the note receivable due to the uncertainty of its resolution and collection. The note receivable consists of proceeds from short-swing profits owing to the Company by a former director, in accordance with securities regulatory rules in the United States. The note bears interest at a rate of prime plus 1%. The Company has commenced proceedings regarding the collection of the note as the balance plus interest was due on September 8, 2001.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2003 and 2002

7.	Equipment

			Accumulated
			depreciation and	Net book
	2003	Cost	amortization	value

	Furniture and fixtures	$58,309	$34,806	$23,503
	Computer hardware	120,061	89,606	30,455
	Computer software	17,014	17,014	-
	Leasehold improvements	8,791	8,016	775

		$204,175	$149,442	$54,733

			Accumulated
			depreciation and	Net book
	2002	Cost	amortization	value

	Furniture and fixtures	$52,570	$25,548	$27,022
	Computer hardware	106,933	67,872	39,061
	Computer software	15,036	10,189	4,847
	Leasehold improvements	7,769	5,713	2,056

		$182,308	$109,322	$72,986

8.	Accounts payable and accrued liabilities Accrued liabilities as at August 31, 2003 and 2002 totaled $53,838 and $47,538 respectively.

9.	Loans payable:

		2003	2002

	Loan payable, due to a shareholder, unsecured,
	non-interest bearing	$10,825	$168,291
	Loan payable, due to a shareholder, unsecured,
	non-interest bearing	-	24,000

		$10,825	$192,291

10.

Obligation for share settlement

During the fiscal year ended August 31, 2003, the Company issued 133,333 common shares to be delivered in settlement for proceeds of $100,000 received in respect of a private placement that did not complete in August of 2000. As the private placement did not complete and although management expects that the amount ultimately will be settled through the release of the shares, the obligation for share settlement is recorded as a liability until settlement results between the Company and parties involved in the August 2000 private placement

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2003 and 2002

11.	Share capital:

	(a)	Common shares issued for non-cash consideration:

		(i)	During the fiscal year ended August 31, 2003, the Company issued 800,000 common shares to a shareholder of the Company pursuant to a consulting agreement for licensing and finance services.

		(ii)	During the fiscal year ended August 31, 2003, the Company issued 300,000 common shares to a consultant pursuant to an agreement for licensing and finance services.

		(iii)	During the fiscal year ended August 31, 2003, 336,300 common shares having a fair value of $34,630 were issued to settle outstanding accounts payable and accrued liabilities of $34,630.

	(b)	Common shares issued for cash:

(i)
During the fiscal year ended August 31, 2003, 500,000 common shares were issued from shares reserved for issuance relating to proceeds on a private placement received by the Company prior to August 31, 2002.

(ii)
During the fiscal year ended August 31, 2003, the Company completed a series of private placements, which consisted of the issuance of 1,050,000 common shares at a price of $.10 per share for gross proceeds of $105,000. In connection with this offering the Company paid an agent’s fee of $5,000.

(c)

Common shares issued on conversion of loans payable:

During the fiscal year ended August 31, 2003, the Company issued 2,000,000 units at a price of $0.10 per unit pursuant to unit subscription agreements. Subscription proceeds of $184,000 were collected prior to August 31, 2002 and were recorded in loans payable as such amounts were refundable prior to the execution of the signed unit subscription agreements. Subscription proceeds of $16,000 were collected during the fiscal year ended August 31, 2003. Each unit is comprised of one share of the Company’s common stock and one share purchase warrant. Each warrant entitles the subscriber to purchase one share of the Company’s common stock for a one year period from closing of the private placement. The exercise price of each warrant is $0.20 per share. In connection with this offering, the Company paid an agent’s fee of $16,000.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2003 and 2002

11.	Share capital (continued):

(d)

Common shares cancelled

During the fiscal year ended August 31, 2003, the Company cancelled 713,605 common shares. Included in the common shares cancelled were 250,000 common shares previously issued and held in escrow, 100,000 common shares previously issued and contingently returnable, 113,605 common shares previously issued whereby no consideration had been received and 250,000 common shares returned for cancellation as outlined in the settlement agreement reached between the Company and a former officer (note 14 (c)) for an aggregate total of 713,605 common shares.

(e)

Stock option plan:

Pursuant to a stock option plan dated October 12, 1999, the Company has reserved 3,750,000 common shares for future issuance under its stock option plan. At August 31, 2003, 1,880,500 (2002 – 2,135,500) options had been granted and were outstanding and an additional 1,869,500 (2002 – 1,614,500) shares were available for grant under the Plan.

Stock option activity is presented below:

		Weighted
	Number of	average
	shares	exercise price

Outstanding, August 31, 2001	2,518,500	$0.40
Granted	220,000	0.07
Exercised	-	-
Forfeited	(603,000)	(0.54)
Expired	-	-

Outstanding, August 31, 2002	2,135,500	0.49
Granted	-	-
Exercised	-	-
Forfeited	(255,000)	(0.57)
Expired	-	-

Outstanding, August 31, 2003	1,880,500	$0.48

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2003 and 2002

11.	Share capital (continued):

	(e)	Stock option plan (continued): The following table summarizes information concerning outstanding and exercisable options at August 31, 2003:

				Options outstanding		Options exercisable
				Weighted
				average	Weighted		Weighted
				remaining	average		average
	Exercise		Number	contractual	exercise price	Number	exercise price
	prices		outstanding	life (in years)	per share	exercisable	per share

		$0.25	1,127,500	2.22	$0.22	1,060,250	$0.22
		0.83	120,000	1.11	0.83	120,000	0.83
		1.00	558,000	1.25	1.00	558,000	1.00
		1.80	50,000	1.67	1.80	50,000	1.80
		2.50	25,000	2.08	2.50	25,000	2.50

			1,880,500		$0.48	1,813,250	$0.48

Of the total options outstanding at year end, 1,702,500 (2002 – 1,732,500) were granted to employees and 178,000 (2002 – 403,000) were granted to non-employees of the Company. The compensation expense, representing the intrinsic value of the options granted to employees was $13,582 (2002 - $33,146), calculated in accordance with APB Opinion No. 25. The compensation expense related to options granted to non-employees was $5,963 (2002 - $16,793), calculated in accordance with SFAS 123.

During December 2000, the Company cancelled 825,000 options held by Directors and granted replacement options with a lower exercise price. For accounting purposes, these replacement options are accounted for as variable plan options up until the date the awards are exercised, forfeited or expired, whereby compensation expense is recorded to the extent that the market price at the reporting date exceeds the new exercise price. As at August 31, 2003, of the original 825,000 options cancelled and re-issued, 385,000 options have been forfeited. No incremental compensation has been recognized for variable options in fiscal year 2003.

(f)

Warrants:

During the fiscal year ended August 31, 2003, the Company issued 2,000,000 warrants in conjunction with a private placement subscription that closed on November 29, 2002. (note 11(c)). Each warrant entitles the subscriber to purchase one share of the Company’s common stock for a one year period from the closing of the private placement. The exercise price of each warrant is $0.20 per share and they expire November 29, 2003.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2003 and 2002

12.	Income taxes:

		2003	2002
	Deferred tax assets:
	Net operating loss carry forwards	$1,348,555	$1,121,883
	Book over tax depreciation	34,699	91,337
		1,383,253	1,213,220
	Valuation allowance	(1,383,253)	(1,213,220)

		$-	$-

Based on historical operations, management is not able to demonstrate that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets, before the valuation allowance, reflected on the Company’s balance sheet.

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

	2003	2002

Tax at U.S. statutory rates	34.0%	34.0%
Rate difference in other jurisdictions	-	1.6%
Change in valuation allowance	(34.0%)	(35.6%)

Tax recovery (expense)	-	-

The reconciliation of (losses) earnings from operations by geographic region is as follows:

	2003	2002

United States	$(180,742)	$(70,391)
Canada	86,470	(307,297)

	$(94,272)	$(377,688)

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2003 and 2002

13.	Commitment: Under an operating lease agreement the Company is committed to premises lease payments of $31,755 in 2004

14.	Contingencies:

(a)
Destiny Software Productions Inc. (“Destiny”), a subsidiary of the Company, has commenced legal proceedings against Impatica.com Inc. (“Impatica”) for payment of approximately $512,500 in unpaid technology licensing fees. It is the Company’s position that Impatica has repudiated the licensing agreement and that the unpaid license fees totaling $512,500 are a debt owing by Impatica to Destiny. The outstanding balance has not been recorded as revenue in the consolidated financial statements. The defendant also has denied liability to Destiny on the basis that the license agreement was not formalized and that funds were advanced on an alleged “good faith” agreement. The defendant has filed a counterclaim against Destiny seeking return of the $162,500 advanced to Destiny on the alleged “good faith” agreement based on the defendant’s allegation that the technology did not perform as represented. These funds were recorded as revenues earned in accordance with the Company’s revenue recognition policy in fiscal 2001 No amounts have been recorded in the financial statements at August 31, 2003 as the outcome of this claim is not determinable.

(b)
On April 4, 2002, a private company owned and operated by the Company’s former chief financial officer, filed a claim against the Company alleging breach of an engagement agreement. The plaintiff is seeking judgment for the sum of CDN$23,702 for outstanding invoices that are alleged to be owing pursuant to the engagement agreement. In addition, the plaintiff is claiming judgment for the sum of CDN$300,000 pursuant to a term of the engagement agreement that allegedly obligated the Company to pay a fee of CDN$300,000 if the plaintiff secured an equity placement of CDN$1,500,000. The plaintiff is also seeking an order that the Company issue to the plaintiff 120,000 fully vested stock options exercisable at the price of $0.25, plus general and special damages. The Company filed a statement of defence denying liability in this proceeding. The Company maintains that no equity private placement was ever secured by the plaintiff that would require the Company to pay any amount to the plaintiff. The Company also filed a counterclaim against the private company and the former Chief Financial Officer alleging they breached their contractual and fiduciary duties, including misappropriation of funds and corporate assets, and are liable to the Company for damages. No amounts have been recorded in the financial statements at August 31, 2003 as the outcome of this claim is not determinable. Any amounts recognized will be recorded when determinable.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2003 and 2002

14.	Contingencies (continued):

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

On June 23, 2003, a settlement was reached with the former officer of the Company. The Company has agreed to pay the former officer CDN$50,000 for unpaid salary and expenses. This amount has already been accrued in the accounts payable and accrued liabilities balance as at August 31, 2003. In addition, the former officer has agreed to return to the Company 250,000 common shares received as part of a compensation package.

15.	Related party transactions and balances: Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

(a)
During the year the Company was charged $13,335 (2002 - $27,893) for consulting services provided by directors and officers. In addition, commissions of $7,691 (2002 -$nil) were paid to directors and officers.

	(b)	During the year the Company earned $5,060 (2002 - $nil) in rental revenue from space sublet to a director.

	(c)	During the year the Company earned $2,530 (2002 - $nil) in rental revenue from space sublet to a company in which an officer is a significant shareholder.

(d)
As at August 31, 2003, accounts payable include $9,644 (2002 - $31,153) owing to directors and officers of the Company. Accounts receivable include $3,961 (2002 - $nil) owing from directors and officers of the Company.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2003 and 2002

16.	Financial instruments:

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

17.

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

Years ended August 31,	2003	2002

United States	$792,338	$423,562
Canada	209,720	137,635
Other	131,040	208,129

Total revenue	$1,133,098	$769,326