Form 10QSB
period 2003-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2004-01-14
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☒     No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,003,598 Shares of $0.001 par value common stock outstanding as of November 30, 2003.

Transitional small business disclosure format (check one):

Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Interim Consolidated Financial Statements (Expressed in United States dollars) DESTINY MEDIA TECHNOLOGIES INC. Three months ended November 30, 2003 and 2002 (Unaudited)

DESTINY MEDIA TECHNOLOGIES INC.
Interim Consolidated Balance Sheets
(Expressed in United States dollars)

	November 30,	August 31,
	2003	2003
	(Unaudited)
Assets

Current assets:
Cash	$140,961	$6,123
Short-term investments	8,630	8,091
Accounts and other receivables, net of allowance for doubtful
accounts of $12,241 (August 31, 2003 - $12,241)	82,838	169,402
Inventory	4,307	4,305
Prepaid expenses	720	1,712
Total current assets	237,456	189,633

Other assets, net of accumulated amortization of $50,519
(August 31, 2003 - $44,665)	28,105	28,009

Equipment, net of accumulated amortization of $163,530
(August 31, 2003 - $149,442)	54,880	54,733

Total assets	$320,441	$272,375

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$408,811	$543,281
Loans payable	-	10,825
Deferred revenue	43,443	64,013
Total current liabilities	452,254	618,119

Obligation for share settlement	100,000	100,000

Stockholders’ deficiency:
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 35,003,598 shares
(August 31, 2003 – 33,003,598 shares)	35,005	33,005
Issued and held for settlement: 133,333 shares
Additional paid-in capital	3,514,079	3,246,079
Deferred stock compensation	-	(865)
Deficit	(3,695,984)	(3,669,058)
Accumulated other comprehensive loss	(84,913)	(54,905)
Total stockholders’ deficiency	(231,813)	(445,744)

Total liabilities and stockholders’ deficiency	$320,441	$272,375

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Interim Consolidated Statements of Operations
(Unaudited)
(Expressed in United States dollars)

	Three months	Three months
	ended	ended
	November 30,	November 30,
	2003	2002

Sales	$217,592	$291,092
Operating expenses:
General and administrative	93,858	86,255
Sales and marketing	100,088	172,294
Research and development	46,312	136,863
Depreciation	6,849	9,060
	247,107	404,472

Loss from operations	(29,515)	(113,380)

Interest and other income	5,629	-
Interest and other expense	(3,040)	(2,957)

Loss for the period	$(26,926)	$(116,337)

Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighed average common shares
outstanding, basic and diluted	33,223,378	29,528,698

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Interim Consolidated Statements of Stockholders’ Deficiency and Comprehensive Loss
(Expressed in United States dollars)

			Additional		Deferred		Cumulative	Total
	Common stock		paid-in	Shares	stock		translation	stockholders’
	Shares	Amount	capital	issuable	compensation	Deficit	adjustment	deficiency

Balance, August 31, 2003	33,003,598	$33,005	$3,246,079	$-	$(865)	$(3,669,058)	$(54,905)	$(445,744)

Loss for the period	-	-	-	-	-	(26,926)	-	-
Cumulative translation adjustment	-	-	-	-	-	-	(30,008)	-
Comprehensive loss								(56,934)
Common stock issued for cash
on private placement (note 4)	2,000,000	2,000	268,000	-	-	-	-	270,000
Amortization of deferred stock compensation	-	-	-	-	865	-	-	865

Balance, November 30, 2003	35,003,598	$35,005	$3,514,079	$-	$-	$(3,695,984)	$(84,913)	$(231,813)

See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Interim Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

	Three months	Three months
	ended	ended
	November 30,	November 30,
	2003	2002

Cash flows from operating activities:
Loss for the period	$(26,926)	$(116,337)
Items not involving cash:
Depreciation and amortization	6,849	9,060
Shares issued for services rendered	-	119,500
Stock-based compensation - employees	865	4,841
Stock-based compensation - non-employees	-	4,001
Changes in non-cash working capital:
Accounts receivable	95,404	(1,580)
Inventory	278	(4,647)
Prepaid expenses	1,078	54,883
Accounts payable and accrued liabilities	(165,370)	30,175
Deferred revenue	(24,215)	(110,311)
Net cash used in operating activities	(112,037)	(10,415)

Cash flows from investing activities:
Purchase of equipment	(630)	-
Purchase of other assets	(1,078)	(7,909)
Net cash used in investing activities	(1,708)	(7,909)

Cash flows from financing activities:
Amounts paid to related party	-	(35)
Net change to loans payable	(11,257)	1,273
Net proceeds from issuance of common stock	270,000	5,000
Net cash provided by financing activities	258,743	6,238

Net increase (decrease) in cash and cash equivalents
during the period	144,998	(12,086)

Effect of foreign exchange rate changes on cash	(10,160)	(859)

Cash and cash equivalents at beginning of period	6,123	20,997

Cash and cash equivalents at end of period	$140,961	$8,052

Supplementary disclosure:
Cash paid for:
Interest	$3,040	$2,957
Income tax	-	-
Non-cash transactions:
Shares issued for settlement of debt	-	34,630
Shares issued for services rendered	-	119,500
Deferred stock-based compensation	865	8,842
Issuance of units for prior period subscription	-	184,000

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended November 30, 2003 and 2002

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

2.

Continuing operations:

From inception of the business, the Company has incurred cumulative losses of $3,695,984 and at November 30, 2003 had a working capital deficiency of $214,798. As a result, doubt exists about its ability to continue as a going concern.

These financial statements have been prepared on the going concern basis which assumes that the Company will be able to realize its assets and satisfy its liabilities and commitments in the ordinary course of business. Operations to date have been primarily financed by equity transactions. Depending on the Company’s ability to continue to grow sales and related cash flows, the Company may need additional capital through public or private financings that may not be available on reasonable terms. Accordingly, the Company will require the continued support from its shareholders and creditors until it is able to generate sufficient cash flows from operations on a sustained basis.

It is management’s intention to leverage the existing technology to further develop sales and to evaluate its projected expenditures relative to its available cash. There can be no assurances that the Company will be successful in generating additional cash from operations. If it is not successful in generating cash from operations, the Company will be required to reduce operations or liquidate assets. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

3.

Unaudited interim financial information:

The financial information at November 30, 2003 and for the three month periods ended November 30, 2003 and 2002 is unaudited.

The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending August 31, 2004. This Form 10-QSB should be read in conjunction with the Form 10-KSB that includes audited consolidated financial statements for the years ended August 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the two years ended August 31, 2003.

DESTINY MEDIA TECHNOLOGIES INC.
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended November 30, 2003 and 2002

4.

Share capital:

Common shares issued for cash:

During the period ended November 30, 2003, the Company completed a series of private placements, which consisted of the issuance of 2,000,000 common shares at a price of $0.15 per share for gross proceeds of $300,000. In connection with this offering the Company paid an agent’s fee of $30,000.

5.	Related party transactions and balances:

	(a)	During the period the Company earned $2,814 (November 30, 2002 - $nil) in rental revenue from space sublet to a director.

	(b)	During the period the Company earned $2,814 (November 30, 2002 - $nil) in rental revenue from space sublet to a company in which an officer is a significant shareholder.

(c)
As at period end, accounts payable include $nil (August 31, 2003 - $9,644) owing to directors and officers of the Company. Accounts receivable include $nil (2003 –$3,961) owing from directors and officers of the Company.

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

RadioDestiny Broadcaster	Our RadioDestiny Broadcaster software enables our customers to broadcast a professional Internet radio station from the customer’s personal computer.

Destiny Media Player	Our Destiny Media Player software enables a customer to listen to MP3 music files and to listen to RadioDestiny™ Internet broadcasts on their personal computer.

MPE
Our MPE software is audio and video media distribution software that enables artists and other media rights owners to distribute their media through Internet and to receive payment from customers who elect to purchase after a free preview of the media.

We have finished development of all our software products. Our primary business focus is currently on marketing and achieving sales of our Clipstream™ product line. The Clipstream™ product line currently represents approximately 95% of revenues.

We are a publicly traded company. Our common stock trades on the OTC Bulletin board under the symbol “DSNY” and on the Berlin exchange in Germany under the symbol “DME”.

Our corporate website is located on the Internet at http://www.dsny.com.

PLAN OF OPERATIONS

During our fiscal year ending August 31, 2004, our management plans on expanding awareness and sales for Clipstream™ by increasing expenditures on sales and marketing and by better supporting our reseller network. Development of a new version of the Clipstream ™ is anticipated to be released next quarter.

MPE is being tested by the Canadian recording industry as a mechanism to move new music securely to radio stations through the internet. We are also integrating our MPE technology into third party products, with the goal of selling music to DJ’s utilizing our technology. We expect MPE revenues will increase significantly.

We will continue to sell our Pirate Radio product suite online and we are exploring opportunities to work with a partner to sell this product in retail channels.We will have to raise additional funds to complete our business plan due to our current significant working capital deficit. Our goal is to obtain these funds through an optimal mix of internal and external financing opportunities including cash flows from operations, strategic partnerships and equity financings. There is no assurance that we will achieve the required financing and there is no guarantee that we will be able to raise the capital necessary to complete our business plan or fund our working capital deficit.

OPERATING RESULTS

Three Months Ended November 30, 2003

Revenue

Our revenues decreased to $217,592 for the quarter ended November 30, 2003 from $291,092 for the quarter ended November 30, 2002, representing a decrease of $73,500 or 25%. Approximately 95% of our revenues are derived from sales of our ClipstreamTM software, with the balance being comprised of sales of our RadioDestiny BroadcasterTM software. For sales of our ClipstreamTM software, our revenues are primarily attributable to revenues from license fees. Revenues associated with maintenance agreements for our ClipstreamTM software, which include updates, upgrades, support and training services, accounted for approximately 20% of ClipstreamTM revenues.

Our revenues for the three months ended November 30, 2003 included $24,215 or 11% of deferred revenues from sales of software products completed in prior periods. Accordingly, revenues from sales of new software products were $193,377 or 89% for our first quarter, compared to $180,781 or 62% representing an increase of $12,596 or 7% over the same period from the prior fiscal year. These deferred revenues represent revenues associated with maintenance obligations performed during the quarter under software sales completed in prior periods.

We plan to continue focusing our sales and marketing efforts on our ClipstreamTM software products during 2004. Our plan is to continue to work closely with both current and potential customers with the objective of raising market awareness of our products and ensuring greater consumer adoption of our products with resulting higher revenues. We also anticipate that we will continue to earn revenues from our PirateRadioTM software suite during the balance of 2004. In addition, we plan on continuing our development and commercialization of our MPETM software suite for the remainder of the fiscal year. However, in the absence of increased sales from operations, we may require additional funding from external sources in order to successfully launch the PirateRadioTM and MPETM software suites into major retail and commercial outlets. Accordingly, there is no assurance significant sales will be achieved.

Operating Expenses

General and Administrative. Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures. General and administrative expenses increased to $93,858 for the quarter ended November 30, 2003 from $86,255 for the quarter ended November 30, 2002, an increase of $7,603 or 9%. The Company was able to realize savings in the majority of general and administrative expense categories, however, prior years professional fees included a one time reduction of $39,275 for previously incurred accounting costs. The Company also realized a slight increase to bad debt expense during the period ending November 30, 2003. Management continues to encourage all departments to scrutinize expenditures and pursue favorable arrangements with key suppliers where possible.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. Sales and marketing expenses decreased to $100,088 for the quarter ended November 30, 2003 from $172,294 for the quarter ended November 30, 2002, a decrease of $72,206 or 42%. The Company was able to realize savings in the majority of sales and marketing expense categories with slight increases to advertising and promotional costs. Approximately $45,900 of the decrease over prior years first quarter is attributable to non-recurring consulting charges recognized in November 2002. Sales and marketing expenses may continue to increase throughout fiscal 2004 due to our focus on marketing the ClipstreamTM software products, the PirateRadioTM software suite and the commercialization of our MPETM software suites.

Research and Development. Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. Research and development costs for the quarter ended November 30, 2003 decreased to $46,312 from $136,863 for the quarter ended November 30, 2002, a decrease of $90,551 or 66%. The Company was able to realize savings in all research and development expense categories with a slight increase to repairs and maintenance for general services. Approximately $45,900 of the decrease over prior years first quarter is directly related to one time charges for consulting agreements entered into in November 2002. During the first quarter of fiscal 2003 we entered into consulting agreements to assist with sales and marketing as well as general product research and development. These costs were allocated proportionately to the appropriate expense categories in November 2002. We have seen our products enjoy mainstream acceptance amongst the early adopters of technology and have committed ourselves to increasing our market position through focused efforts in sales and marketing. We anticipate increasing our research and development costs as the Company plans to further focus on the development and ultimate commercialization of our MPETM software suite.

Depreciation and Amortization. Depreciation and amortization expenses arose from equipment and other assets. Depreciation and amortization decreased to $6,849 for the quarter ended November 30, 2003 from $9,060 for the quarter ended November 30, 2002, a decrease of $2,211 or 24%. The decrease in depreciation and amortization is due to the lower average net book value of equipment.

Other Expenses and Interest

Interest and other income for the quarter ended November 30, 2003 amounted to $5,629. The balance consists mostly of rental revenue realized on vacant office space sublet during the quarter. Interest and other expense increased to $3,040 for the quarter ended November 30, 2003 from $2,957 for the quarter ended November 30, 2002, representing an increase of $83.

Losses

Our loss from operations decreased to $29,515 for the three months ended November 30, 2003 from $113,380 for the three months ended November 30, 2002, representing a decrease of $83,865 or 74%. Our loss decreased to $26,926 for the three months ended November 30, 2003 from $116,337 for the three months ended November 30, 2002, representing a decrease of $89,411 or 77%. The decreases to our loss from operations and loss for the year are the result of decreased operating costs and are reflective of our transition from a technology development company to a technology sales and development company.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $140,961 as at November 30, 2003 compared to cash of $6,123 as at August 31, 2003. We had a working capital deficiency of $214,798 as at November 30, 2003 compared to a working capital deficiency of $428,486 as at August 31, 2003. We had a shareholders’ deficiency of $231,813 as at November 30, 2003 compared to a shareholders’ deficiency of $445,744 as at August 31, 2003. The change to shareholders’ deficiency is directly attributable to the private placement completed November 21, 2003 and the results of the period ended November 30, 2003.

Working Capital Deficiency

The decrease in our working capital deficiency is directly attributable to decreases to our accounts payable and accrued liabilities, loans payable and our deferred revenue, as discussed below.

Our accounts payable and accrued liabilities decreased to $408,811 as at November 30, 2003 from $543,281 at August 31, 2003, representing a decrease of $134,470 or 25%. The decrease resulted from the collection and application of accounts receivable to the current liabilities, operations and the improvement to working capital from the private placement completed November 21, 2003. Our inability to further reduce our accounts payable and accrued liabilities reflects our current limitations to finance our operations completely from current product revenues.

Our loans payable decreased to $nil as at November 30, 2003 from $10,825 as at August 31, 2003. Loans payable were paid in full by funds earned from operations.

Our current deferred revenues decreased to $43,443 as at November 30, 2003 from $64,013 as at August 31, 2003, representing a decrease of $20,570 or 32% We anticipate that our deferred revenues will continue to decrease as sales for post-delivery maintenance and support packages continues to decline. We continue to recognize deferred revenue in compliance with Statement of Position No. 97-2 “Software Revenue Recognition”, as referred to in the notes to our audited financial statements and as discussed below under the heading “Critical Accounting Policies”. Deferred revenues reflect cash received in advance of meeting the revenue recognition criteria as described in the notes to the financial statements. Deferred revenues result if we complete sales of our software products when significant post-delivery obligations exist. In this case, revenue is deferred until we complete the post-delivery obligations

Cash Flows

Net cash used in operating activities increased to $112,037 for the three months ended November 30, 2003 compared to $10,415 for the three months ended November 30, 2002, representing an increase of $101,622. Net cash used by investing activities decreased from $7,909 as at November 30, 2002 to $1,708 for November 30, 2003, representing a decrease of 6,201. The cash used in operating and investing activities was off-set by net cash provided by financing activities in the amount of $258,743 for the three months ended November 30, 2003 compared to $6,238 for the three months ended November 30, 2002.

Financings

We have financed our operations to date primarily through the sale of equity securities and borrowings from shareholders. When possible, we have issued common stock for services and debt settlement. We continued these financing activities through the three months ended November 30, 2003 as our revenues to date have provided insufficient funding for our working capital requirements. Accordingly, we anticipate that we will have to continue to rely on funding from private placements, cash flows and other offerings in order to finance our future operating costs.

We entered into private placement agreements for the purchase of an aggregate of 2,000,000 common shares at a price of $0.15 per unit for total gross proceeds of $300,000 during the quarter ended November 30, 2003. A finder’s fee of $30,000 was paid by us.

Going Concern

We have incurred recurring losses from operations and we have a working capital deficiency. As a result, substantial doubt exists about its ability to continue as a going concern. Operations to date have been primarily financed by equity transactions. Depending on our ability to continue to grow sales and related cash flows, we may need additional capital through public or private financings that may not be available on reasonable terms. Accordingly, we will required the continued financial support from our shareholders and creditors until we are able to generate sufficient cash flows from operations on a sustained basis. There can be no assurances that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our financial statements included with our Annual Report on Form 10-KSB for our fiscal year ended August 31, 2003.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There were no material developments in any of the legal proceedings to which we are a party, as disclosed in our Annual Report on Form 10-KSB for the year ended August 31, 2003, during the quarter ended November 30, 2003 and there have been no material developments since November 30, 2003.

Item 2. Changes in Securities and Use of Proceeds

During our fiscal quarter ended November 30, 2002, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the “Securities Act”):

  On November 21, 2003, we entered into private placement agreements for the purchase of 2,000,000 common shares at a price of $0.15 per unit for total gross proceeds of $300,000. We completed the offering pursuant to Rule 903 of Regulation S of the Securities Act. A finder’s fee of $30,000 was paid by us. The certificates representing the shares were endorsed with a legend confirming their restrictive status pursuant to the Securities Act.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of securities holders during the quarter ended November 30, 2003.

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

(1)      Filed as an exhibit to this Quarterly Report on Form 10-QSB

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended November 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES INC.

Dated: January 14, 2004	By:	/s/ Steven Vestergaard

Steven Vestergaard, Chief Executive Officer
and Chief Financial Officer