Form 10QSB
period 2004-02-29
DESTINY MEDIA TECHNOLOGIES INC
filed 2004-04-14
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

OR

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,253,598 Shares of $0.001 par value common stock outstanding as of April 7, 2004.

Transitional small business disclosure format (check one):
Yes ☐   No ☒

PART I - FINANCIAL INFORMATION

Item 1.               FINANCIAL STATEMENTS.

Consolidated Financial Statements
(Expressed in United States dollars)

DESTINY MEDIA TECHNOLOGIES INC.

Six months ended February 29, 2004 and February 28, 2003
(Unaudited)

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

	February 29,	August 31,
	2004	2003
	(Unaudited)
Assets

Current assets:
Cash	$16,170	$6,123
Short-term investments	8,369	8,091
Accounts and other receivables, net of allowance for doubtful
accounts of $12,241 (August 31, 2003 - $12,241)	97,662	169,402
Inventory	3,653	4,305
Prepaid expenses	10,776	1,712
Total current assets	136,630	189,633

Other assets, net of accumulated amortization of $ 51,781
(August 31, 2003 - $44,665)	24,466	28,009

Equipment, net of accumulated amortization of $162,644
(August 31, 2002 - $149,442)	50,233	54,733

Total assets	$211,329	$272,375

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$346,402	$543,281
Loans payable	20,155	10,825
Deferred revenue	22,719	64,013
Total current liabilities	389,276	618,119

Obligation for share settlement	100,000	100,000

Stockholders’ deficiency:
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 35,253,598 shares
(August 31, 2003 – 33,003,598 shares)	35,255	33,005
Issued and held for settlement: 133,333 shares
Additional paid-in capital	3,650,005	3,246,079
Deferred stock compensation	-	(865)
Deficit	(3,886,004)	(3,669,058)
Accumulated other comprehensive loss	(77,203)	(54,905)
Total stockholders’ deficiency	(277,947)	(445,744)

Total liabilities and stockholders’ deficiency	$211,329	$272,375

Contingencies (note 6)

See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Statements of Operations
(Unaudited)
(Expressed in United States dollars)

	Three	Three
	months	months	Six months	Six months
	ended	ended	ended	ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003

Revenue	$181,031	$292,702	$398,623	$583,794

Operating expenses:
General and administrative	202,760	84,522	296,617	170,777
Sales and marketing	99,775	93,470	199,863	265,764
Research and development	133,655	78,772	179,968	215,635
Depreciation and amortization	7,078	8,628	13,927	17,688
	443,268	265,392	690,375	669,864

Earnings (loss) from operations	(262,237)	27,310	(291,752)	(86,070)

Other earnings (expenses):
Gain on extinguishment of debt	67,830	-	67,830	-
Interest and other income	5,797	-	11,426	-
Interest and other expense	(1,410)	(2,466)	(4,450)	(5,423)
	72,217	(2,466)	74,806	(5,423)

(Loss) earnings for the period	$(190,020)	$24,844	$(216,946)	$(91,493)

(Loss) earnings per common share,
Basic and diluted	$(0.01)	$0.00	$(0.01)	$(0.00)

Weighted average common shares
outstanding, basic and diluted	35,014,709	33,505,340	34,115,476	31,183,243

See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Statements of Stockholders’ Deficiency and Comprehensive Loss
(Expressed in United States dollars)

			Additional		Deferred		Cumulative	Total
	Common stock		paid-in	Shares	stock		translation	stockholders’
	Shares	Amount	Capital	issuable	compensation	Deficit	adjustment	deficiency

Balance, August 31, 2003	33,003,598	$33,005	$3,246,079	$-	$(865)	$(3,669,058)	$(54,905)	$(445,744)

Loss for the period	-	-	-	-	-	(216,946)	-	-
Cumulative translation adjustment	-	-	-	-	-	-	(22,298)	-
Comprehensive loss	-	-	-	-	-	-	-	(239,244)
Common stock issued for services rendered	250,000	250	79,750	-	-	-	-	80,000
Common stock issued for cash on private	-	-	-	-	-	-	-	-
placement	2,000,000	2,000	268,000	-	-	-	-	270,000
Amortization of deferred stock compensation	-	-	-	-	865	-	-	865
Options issued to non-employees for services	-	-	56,176	-	-	-	-	56,176

Balance, February 29, 2004	35,253,598	$35,255	$3,650,005	$-	$-	$(3,886,004)	$(77,203)	$(277,947)

See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

	Six months	Six months
	Ended	ended
	February 29,	February 28,
	2004	2003

Cash flows from operating activities:
Loss for the period	$(216,946)	$(91,493)
Items not involving cash:
Depreciation and amortization	13,927	17,688
Shares issued for services rendered	80,000	125,500
Shares issued for debt settlement	-	34,630
Stock-based compensation - employees	865	8,426
Stock-based compensation - non-employees	56,176	5,166
Extinguishment of debt	67,830	-
Changes in non-cash working capital:
Accounts receivable	79,153	(58,439)
Inventory	816	(4,453)
Prepaid expenses	(9,189)	56,517
Accounts payable and accrued liabilities	(287,244)	(43,440)
Deferred revenue	(44,385)	(162,379)
Net cash used in operating activities	(258,997)	(112,277)

Cash flows from investing activities:
Purchase of equipment	(1,719)	-
Purchase of other assets	(1,094)	(9,807)
Net cash used in investing activities	(2,813)	(9,807)

Cash flows from financing activities:
Amounts paid to related party	-	(35)
Net proceeds from shareholder loans	-	1,322
Increase to loans payable	9,141	-
Net proceeds from issuance of common stock	270,000	100,000
Net cash provided by financing activities	279,141	101,287

Net increase (decrease) in cash and cash
equivalents during the period	17,331	(20,797)

Effect of foreign exchange rate changes on cash	(7,284)	9,097

Cash and cash equivalents at beginning of period	6,123	20,997

Cash and cash equivalents at end of period	$16,170	$9,297

Supplementary disclosure:
Cash paid for:
Interest	$4,450	$5,423
Income tax	-	-
Non-cash transactions:
Common stock issued for settlement of debt	-	34,630
Common stock cancelled	-	113
Common stock issued on conversion of loans
payable	-	184,000

See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in United States dollars) Six months ended February 29, 2004 and February 28, 2003

1.

Organization:

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

2.

Continuing operations:

From inception of the business, the Company has incurred cumulative losses of $3,886,004 and at February 29, 2004 had a working capital deficiency of $252,646. As a result, doubt exists about its ability to continue as a going concern.

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

3.

Unaudited interim financial information:

The financial information at February 29, 2004 and for the six month periods ended February 29, 2004 and February 28, 2003 is unaudited.

The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending August 31, 2004. This Form 10-QSB should be read in conjunction with the Form 10-KSB that includes audited consolidated financial statements for the years ended August 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the two years ended August 31, 2003 and 2002.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in United States dollars) Six months ended February 29, 2004 and February 28, 2003

4.

Share capital:

Common shares issued for cash:

On November 21, 2003, the Company completed a series of private placements, which consisted of the issuance of 2,000,000 common shares at a price of $0.15 per share for gross proceeds of $300,000. In connection with this offering the Company paid an agent’s fee of $30,000.

Common shares issued for non-cash consideration:

On February 24, 2004, the Company issued 250,000 common shares to a third party pursuant to a consulting agreement. The common shares issued have been valued at their market value on the date the services were provided.

5.	Related party transactions and balances:

	(a)	During the period the Company earned $5,713 (February 28, 2003 - $nil) in rental revenue from space sublet to a director.

	(b)	During the period the Company earned $5,713 (February 28, 2003 - $nil) in rental revenue from space sublet to a company in which an officer is a significant shareholder.

(c)
As at period end, accounts payable include $nil (August 31, 2003 - $9,644) owing to directors and officers of the Company. Accounts receivable include $1,533 (2003 – 3,961) owing from directors and officers of the Company.

6.

Contingencies:

On January 29, 2004, an agreement was reached to settle a claim filed in 2002 by a private company owned and operated by the former chief financial officer alleging a breach of an engagement agreement. Under the terms of the settlement, the Company will pay the plaintiff the sum of $40,000 CDN (equal to approximately $29,860 US) of which $4,000 CDN (equal to approximately $2,986 US) will be paid on March 1, 2004 and the balance will be paid in twelve equal monthly installments of $3,000 CDN (equal to approximately $2,239 US) on the first day of each subsequent month, commencing April 1, 2004. The Company and the plaintiff have each executed a mutual release and consent dismissal orders, as required to dismiss the actions commenced in British Columbia Supreme Court, as conditions of the settlement. This amount has been accrued in the accounts payable and accrued liabilities as at February 29, 2004.

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

OVERVIEW

Destiny Media Technologies Inc. (the "Company", “Destiny Media” or “we”) develops and markets audio and video streaming and digital distribution software products for the Internet. Our software products are based on proprietary enabling technologies and other consumer friendly tools and processes that enable end users to receive high-quality digital audio and video streaming media through the Internet.

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

We are a publicly traded company. Our common stock trades on the OTC Bulletin board under the symbol “DSNY” and on the Berlin exchange in Germany under the symbol “DME 953 410”.

Our corporate website is located on the Internet at http://www.dsny.com.

PLAN OF OPERATIONS

During our fiscal year ending August 31, 2004, our management plans on expanding awareness and sales for Clipstream™ by increasing expenditures on sales and marketing and by better supporting our reseller network

MPE™ is being tested by the Canadian recording industry as a mechanism to move new music securely to radio stations through the internet. The MPE™ system is uniquely suited for digital delivery of music. Songs are locked down so they will only play on authorized computers. If the songs are exported to CD, a digital watermark is invisibly embedded into the song, so the originating computer can be identified. Since the Canadian recording industry began using the MPE™ delivery system in October 2003, a total of 933 tracks have been released to radio, providing music directors instant access to the latest music. We are also integrating our MPE™ technology into third party products, with the goal of selling music to DJ’s utilizing our technology. We expect MPE™ revenues will increase significantly.

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

OPERATING RESULTS

Revenue

Approximately 95% of our revenues continue to be derived from sales of our Clipstream™ software, with the balance being comprised of sales of our RadioDestiny Broadcaster™ software and sales of our PirateRadio™ software. For sales of our Clipstream™ software, our revenues are primarily attributable to revenue from license fees. Revenues associated with maintenance agreements for our Clipstream™ software, which include updates, upgrades, support and training services, accounted for approximately 20% of Clipstream™ revenues.

Our revenues decreased to $181,031 for the quarter ended February 29, 2004 from $292,702 for the quarter ended February 28, 2003, representing a decrease of $111,671 or 38%. Our revenues decreased to $398,623 for the six months ended February 29, 2004 from $583,794 for the six months ended February 28, 2003, representing a decrease of $185,171 or 32%. The decrease in our Clipstream revenues is directly attributed to the efforts involved in accelerating the development and deployment of MPE™ which we anticipate to increase revenues significantly.

Our revenues for the three months ended February 29, 2004 included $17,079 or 9% of deferred revenues under software sales completed in prior periods. Our revenues for the six months ended February 29, 2004 included $41,294 or 10% of deferred revenues under software sales completed in prior periods. Accordingly, revenues from sales of new software products were $163,952 or 91% for our second quarter, compared to $357,329 or 90% for the first six months. These deferred revenues represent revenues associated with maintenance obligations performed during the quarter under software sales completed in prior periods.

We plan to continue focusing our sales and marketing efforts on our Clipstreame software products during 2004. Our plan is to continue to work closely with both current and potential customers with the objective of raising market awareness of our products and ensuring greater consumer adoption of our products with resulting higher revenues. We also anticipate that we will continue to earn revenues from our PirateRadioe software suite during the balance of 2004. In addition, we plan on continuing our development and commercialization of our MPEe software suite for the remainder of the fiscal year. However, in the absence of increased sales from operations, we may require additional funding from external sources in order to successfully launch the PirateRadioe and MPEe software suites into major retail and commercial outlets. Accordingly, there is no assurance significant sales will be achieved.

Operating Expenses

General and administrative	February 29,	February 28,	$	%
(unaudited)	2004	2003	Change	Change
	(3 months)	(3 months)

Wages and benefits	49,862	38,204	11,658	31%
Consulting	3,513	1,458	2,055	141%
Rent	5,143	3,572	1,571	44%
Telecommunications	1,790	3,885	(2,095)	(54%)
Bad debt	248	(1,463)	1,711	(117%)
Office and miscellaneous	101,676	22,165	79,511	359%
Professional fees	40,528	16,701	23,827	143%

	202,760	84,522	118,823	140%

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general corporate and office expenditures. General and administrative expenses increased to $202,760 for the quarter ended February 29, 2004 from $84,522 for the quarter ended February 28, 2003, an increase of $118,823 or 140%. The increase is primarily due to an increase to wages and benefits of $11,658, an increase to office and miscellaneous expenditures of $79,511 as well as an increase to professional fees of $23,827. Increases to the wages and benefits was due to increased benefit costs and additional personnel costs incurred during the quarter. The increase to office and miscellaneous expenditures resulted from the Company incurring a one-time charge of approximately $80,000 for corporate initiatives relating to promotional and business development activities. During the quarter we incurred additional professional fees to conclude the settlement of an outstanding lawsuit with a former employee.

General and administrative	February 29,	February 28,	$	%
(unaudited)	2004	2003	Change	Change
	(6 months)	(6 months)

Wages and benefits	90,283	77,528	12,755	16%
Consulting	3,513	36,564	(33,051)	(90%)
Rent	11,387	7,364	4,023	55%
Telecommunications	1,270	7,479	(6,208)	(83%)
Bad debt	16,762	3,628	13,134	362%
Office and miscellaneous	124,740	45,863	78,877	172%
Professional fees	48,661	(7,648)	56,309	736%

	296,617	170,777	125,009	74%

General and administrative expenses increased to $296,617 for the six months ended February 29, 2004 from $170,777 for the six months ended February 28, 2003, an increase of $125,009 or 74%. The increase to general and administrative expenses for the six months ending February 29, 2004 was due to an increase to wages and benefits of $12,755, an increase to bad debt of $13,134, an increase to professional fees of $56,309 and an increase to office and miscellaneous expenditures of $78,877. The overall increase to general and administrative expenses was offset by significant decreases to consulting and telecommunications. The increase to the wages and benefits was due to increased benefit costs and additional personnel costs incurred during the six months ended February 29, 2004. The increase to office and miscellaneous expenditures resulted from us incurring a one-time charge of approximately $80,000 for corporate initiatives relating to promotional and business development activities. Consulting was lower for the period ending February 29, 2004 as we incurred a significant non-recurring consulting charge in prior year for administrative purposes that was not required in Fiscal 2004.

Telecommunications decreased compared to prior year as we were able to negotiate new rates with new carriers and received credits on disputed charges from prior periods with our former vendors. During the six months ended February 29, 2004 we incurred additional professional fees to conclude the settlement of an outstanding lawsuit filed by a former employee. During the same period ended February 28, 2003, we received a credit on services previously rendered by our former auditor for approximately $40,000 resulting in a credit balance at period end.

Sales and marketing	February 29,	February 28,	$	%
(unaudited)	2004	2003	Change	Change
	(3 months)	(3 months)

Wages and benefits	55,023	63,672	(8,649)	(14%)
Consulting	3,513	2,430	1,083	45%
Rent	3,061	5,953	(2,892)	(49%)
Telecommunications	1,963	6,475	(4,512)	(70%)
Meals and entertainment	2,491	3,219	(728)	(23%)
Travel	6,294	1,585	4,709	297%
Advertising and marketing	27,430	10,136	17,294	171%

	99,775	93,470	6,305	7%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising, promotional fees and travel costs. Sales and marketing expenses increased to $99,775 for the quarter ended February 29, 2004 from $93,470 for the quarter ended February 28, 2003, an increase of $6,305 or 7%. The increase was due primarily to us ramping up our advertising and marketing spending offset by savings realized in wages and benefits as well as telecommunications. We increased our monthly spending for online advertising and various other publications in anticipation of the future business development as well as investing in corporate promotional literature during the quarter ended February 29, 2004. Wages and benefits decreased compared to prior year quarter as commissions paid out were lower compared to prior year as a result of the reduced revenues recognized. Telecommunications decreased compared to prior year as we were able to negotiate new rates with new carriers and received credits on disputed charges from prior periods with our former vendors.

Sales and marketing	February 29,	February 28,	$	%
(unaudited)	2004	2003	Change	Change
	(6 months)	(6 months)

Wages and benefits	132,036	152,083	(20,047)	(13%)
Consulting	3,513	60,940	(57,427)	(94%)
Rent	11,387	12,273	(886)	(7%)
Telecommunications	1,270	12,464	(11,194)	(90%)
Meals and entertainment	2,567	4,197	(1,630)	(39%)
Travel	9,974	7,787	2,187	(28%)
Advertising and marketing	39,116	16,020	23,096	(144%)

	199,863	265,764	(65,901)	(25%)

Sales and marketing expenses decreased to $199,863 for the six months ended February 29, 2004 from $265,764 for the six months ended February 28, 2003, a decrease of $65,901 or 25%. The overall decrease for the six months ended February 29, 2004 is attributable to decreases to wages and benefits, consulting charges and telecommunications. The decrease was offset by increases to travel as well as advertising and marketing. The decrease to wages and benefits is due to lower commissions being paid out as a result of reduced revenues recognized over the six months ended February 29, 2004 compared to the same period prior year. Consulting was lower for the period ending February 29, 2004 as we incurred a significant non-recurring consulting charge in prior year for sales and marketing purposes that was not required in Fiscal 2004. Telecommunications decreased compared to prior year as we were able to negotiate new rates with new carriers and received credits on disputed charges from prior periods with our former vendors. We increased both our travel and advertising spending during the six months ended February 29, 2004 in anticipation of future business development.

Research and development	February 29,	February 28,	$	%
(unaudited)	2004	2003	Change	Change
	(3 months)	(3 months)

Wages and benefits	111,172	63,672	47,500	75%
Consulting	5,855	2,430	3,425	141%
Rent	12,734	5,953	6,781	114%
Telecommunications	2,637	6,475	(3,838)	(59%)
Repairs and maintenance	1,257	242	1,015	419%

	133,655	78,772	54,883	70%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. Research and development expenses increased to $133,655 for the quarter ended February 29, 2004 from $78,772 for the quarter ended February 28, 2003, an increase of $54,883 or 70%. The overall increase to research and development was primarily due to an increase of $47,501 to wages and benefits as well as an increase to rent allocation offset by telecommunications. The increase to wages and benefits is attributable to the hiring of additional personnel and increased benefit costs.

Research and development	February 29,	February 28,	$	%
(unaudited)	2004	2003	Change	Change
	(6 months)	(6 months)

Wages and benefits	150,472	129,213	21,259	16%
Consulting	5,855	60,940	(55,085)	(90%)
Rent	18,979	12,273	6,706	55%
Telecommunications	2,117	12,464	(10,347)	(83%)
Repairs and maintenance	2,545	745	1,800	242%

	179,968	215,635	(35,667)	(17%)

Research and development expenses decreased to $179,968 for the six months ended February 29, 2004 from $215,635 for the six months ended February 28, 2003, a decrease of $35,667 or 17%. The overall decrease for the six months ended February 29, 2004 is due to significant decreases to consulting and telecommunications offset by increases to wages and benefits as well as rental allocation. Consulting was lower for the period ending February 29, 2004 as we incurred a significant non-recurring consulting charge in prior year for research and development purposes that was not required in Fiscal 2004. Telecommunications decreased compared to prior year as we were able to negotiate new rates with new carriers and received credits on the disputed charges from prior periods with our former vendors. Wages and benefits increased due to the hiring of additional personnel and increased benefit costs. Rental expense allocation increased due to the increase in the staffing level for the research and development group.

Depreciation and Amortization. Depreciation and amortization expenses arose from equipment and other assets. Depreciation and amortization decreased to $7,078 for the quarter ended February 29, 2004 from $8,628 for the quarter ended February 28, 2003, a decrease of $1,550 or 18%. Depreciation and amortization decreased to $13,927 for the six months ended February 29, 2004 from $17,688 for the six months ended February 28, 2003, a decrease of $3,761 or 21%. The decrease in depreciation and amortization is due to lower average net book value of equipment and other assets.

Other Income and Expenses

Gain on extinguishment of debt amounted to $67,830 for the quarter and six months ended February 29, 2004. We were successful in negotiating the extinguishment of $67,830 of liabilities relating to past services provided by various accountants and lawyers. Interest and other income amounted $5,797 for the quarter ended February 29, 2004 compared to $nil for the same quarter ended February 28, 2003. Interest and other income amounted to $11,426 for the six months ended February 29, 2004 compared to $nil for the same period ended February 28, 2003. These balances consist primarily of rental revenue realized on vacant office space sublet during the period. Interest and other expense increased to $1,410 for the period ended February 29, 2004 compared to $1,326 for the period ended February 28, 2003, an increase of $84. Interest and other expense decreased to $4,450 for the six months ended February 29, 2004 compared to $5,423 for the six months ended February 28, 2003, a decrease of $973.

Income (loss) from operations

Loss from operations for the quarter ended February 29, 2004 was $262,237 compared to income from operations of $27,310 for the same quarter ended February 28, 2003 for a total decrease of $289,547. The change was a direct result of our revenues decreasing by 111,671 or 38% while our operating expenses increase by $177,876 or 67%. Net loss for the quarter ended February 29, 2004 was $190,020 compared to net income of $24,844.

Loss from operations for the six months ended February 29, 2004 was $291,752 compared to a loss from operations of $86,070 for the same period ended February 28, 2003 for a total increase to losses of $205,682. The change was a direct result of our revenues decreasing by $185,171 or 32% while our operating expenses increased slightly by $20,511 or 3%. Net loss for the quarter ended February 29, 2004 was $216,946 compared to net loss of $91,493 for the same period ended February 28, 2003.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $16,170 as at February 29, 2004 compared to cash of $6,123 as at August 31, 2003. We had a working capital deficiency of $252,646 as at February 29, 2004 compared to a working capital deficiency of $428,486 as at August 31, 2003. We had a shareholders’ deficiency of $277,947 as at February 29, 2004 compared to a shareholders’ deficiency of $445,744 as at August 31, 2003. The change to shareholders’ deficiency is directly attributable to the private placement completed November 21, 2003 and the results of the period ended February 29, 2004.

Working Capital Deficiency

The decrease in our working capital deficiency is directly attributable to decreases to our accounts payable and accrued liabilities, loans payable and our deferred revenue, as discussed below.

Our accounts payable and accrued liabilities decreased to $346,402 as at February 29, 2004 from $543,281 at August 31, 2003, representing a decrease of $196,879 or 36%. The decrease resulted from the successful extinguishment of approximately $68,000 in past liabilities, from the collection and application of accounts receivable to the current liabilities, operations and the improvement to working capital from the private placement completed November 21, 2003. Our inability to further reduce our accounts payable and accrued liabilities reflects our current limitations to finance our operations completely from current product revenues.

Our loans payable increased to $20,155 as at February 29, 2004 from $10,825 as at August 31, 2003 representing an increase of $9,330. Loans payable represent funds temporarily advanced for certain initiatives. These funds will be repaid in full from funds earned in operations.

Our current deferred revenues decreased to $22,719 as at February 29, 2004 from $64,013 as at August 31, 2003, representing a decrease of $41,294 or 65%. We anticipate that our deferred revenues will continue to decrease as sales for post-delivery maintenance and support packages continues to decline. We continue to recognize deferred revenue in compliance with Statement of Position No. 97-2 “Software Revenue Recognition”, as referred to in the notes to our audited financial statements and as discussed below under the heading “Critical Accounting Policies”. Deferred revenues reflect cash received in advance of meeting the revenue recognition criteria as described in the notes to the financial statements. Deferred revenues result if we complete sales of our software products when significant post-delivery obligations exist. In this case, revenue is deferred until we complete the post-delivery obligations

Cash Flows

Net cash used in operating activities increased to $258,997 for the six months ended February 29, 2004 compared to $112,277 for the six months ended February 28, 2003 representing an increase of $146,720. Net cash used by investing activities decreased from $9,807 as at February 28, 2003 to $2,813 for February 29, 2004, representing a decrease of $6,994. The cash used in operating and investing activities was off-set by net cash provided by financing activities in the amount of $279,141 for the six months ended February 29, 2004 compared to $101,287 for the six months ended February 28, 2003.

Financings

We have financed our operations to date primarily through the sale of equity securities and borrowings from shareholders. When possible, we have issued common stock for services and debt settlement. We continued these financing activities through the six months ended February 29, 2004 as our revenues to date have provided insufficient funding for our working capital requirements. Accordingly, we anticipate that we will have to continue to rely on funding from private placements, cash flows and other offerings in order to finance our future operating costs.

We entered into private placement agreements for the purchase of an aggregate of 2,000,000 common shares at a price of $0.15 per unit for total gross proceeds of $300,000 on November 21, 2003. A finder’s fee of $30,000 was paid by us.

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

  We review equipment and intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and appropriate discount rates. Such evaluations of impairment of long-lived assets including goodwill arising on a business combination and intangible assets are an integral part of, but not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region or within a business segment in the future could also lead to impairment adjustments as such issues are identified

ITEM 3.               CONTROLS AND PROCEDURES.

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

PART II – OTHER INFORMATION

Item 1.               Legal Proceedings

Except as described below, there were no material developments in any of the legal proceedings to which we are a party, as disclosed in our Annual Report on Form 10-KSB for the year ended August 31, 2003, during the quarter ended February 29, 2004 and there have been no material developments since February 29, 2004.

1.
We have reached agreement with Sanderson Business Resources Ltd. and Alfred F. Sanderson, the plaintiff and our former chief financial officer, regarding the settlement of a claim filed against us and Destiny Software Productions in the British Columbia Supreme Court for alleged breach of an engagement agreement. Under the terms of the settlement, we will pay Sanderson Business Resources Ltd. the sum of $40,000 CDN (equal to approximately $29,860 US) of which $4,000 CDN (equal to approximately $2,986 US) will be paid on March 1, 2004 and the balance will be paid in twelve equal monthly installments of $3,000 CDN (equal to approximately $2,239 US) on the first day of each subsequent month, commencing April 1, 2004. We, Destiny Software Productions and the plaintiff have all executed a mutual release and consent dismissal orders, as required to dismiss the actions commenced in British Columbia Supreme Court, as conditions of the settlement.

Item 2.               Changes in Securities and Use of Proceeds

During our fiscal quarter ended February 29, 2004, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the “Securities Act”):

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

2.
On February 24, 2004, we issued 250,000 common shares for services rendered by a third party pursuant to a consulting agreement. Market value of the shares issued totaled $80,000. The certificate representing the shares were endorsed with a legend confirming their restrictive status pursuant to the Securities Act.

Item 3.               Default Upon Senior Securities

None.

Item 4.               Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of securities holders during the quarter ended February 29, 2004.

Item 5.               Other Information

None.

Item 6.               Exhibits and Reports on Form 8-K

(a)           Exhibits.

EXHIBIT NUMBER	DESCRIPTION

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 306 of the Sarbanes-Oxley Act of 2002(1)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

          (1)           Filed as an exhibit to this Quarterly Report on Form 10-QSB

(b)           Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended February 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES INC.

Dated: April 14, 2004	/s/ Steve Vestergaard

Steven Vestergaard, Chief Executive Officer
and Chief Financial Officer