Form 10QSB
period 2004-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2004-07-12
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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
Yes ☒   No ☐

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,291,098 Shares of $0.001 par value common stock outstanding as of June 21, 2004.

Transitional small business disclosure format (check one):
Yes ☐   No ☒

1

PART I - FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS.

Consolidated Financial Statements
(Expressed in United States dollars)

DESTINY MEDIA TECHNOLOGIES INC.

Nine months ended May 31, 2004 and 2003
(Unaudited)

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

	May 31,	August 31,
	2004	2003
	(Unaudited)
Assets

Current assets:
Cash	$18,361	$6,123
Short-term investments	8,223	8,091
Accounts receivable net of allowance for doubtful
accounts of $12,241 (August 31, 2003 - $12,241)	71,907	169,402
Inventory	3,351	4,305
Prepaid expenses	9,901	1,712
Total current assets	111,743	189,633

Other assets, net of accumulated amortization of $64,941
(August 31, 2003 - $44,665)	11,306	28,009

Equipment, net of accumulated amortization of $163,892
(August 31, 2003 - $149,442)	50,056	54,733

Total assets	$173,105	$272,375

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued liabilities (note 4)	$381,645	$543,281
Loans payable	19,803	10,825
Deferred revenue	29,938	64,013
Total current liabilities	431,386	618,119

Obligation for share settlement	100,000	100,000

Stockholders' deficiency:
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 35,253,598 shares	35,255	33,005
(August 31, 2003 – 33,003,598 shares)
Issued and held for settlement: 133,333 shares
Common stock issuable	9,375	-
Additional paid-in capital	3,664,190	3,246,079
Deferred stock compensation	-	(865)
Deficit	(4,001,462)	(3,669,058)
Accumulated other comprehensive loss	(65,639)	(54,905)
Total stockholders' deficiency	(358,281)	(445,744)

Total liabilities and stockholders' deficiency	$173,105	$272,375

Contingencies (note 8)

See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Statements of Operations
(Unaudited)
(Expressed in United States dollars)

	Three	Three	Nine	Nine
	months	months	months	months
	ended	ended	ended	ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003

Revenue	$169,549	$241,033	$568,172	$824,827

Operating expenses:
General and administrative	91,657	77,717	388,274	248,494
Sales and marketing	117,431	93,792	317,294	359,556
Research and development	69,491	86,082	249,459	301,717
Depreciation and amortization	17,752	13,328	31,680	31,016
	296,331	270,919	986,707	940,783

Loss before undernoted	(126,782)	(29,886)	(418,535)	(115,956)

Other earnings (expenses):
Gain on extinguishment of debt	11,385	-	79,215	-
(note 7)
Interest and other income	779	4,498	12,205	4,498
Interest and other expense	(839)	(2,943)	(5,289)	(8,366)
	11,325	1,555	86,131	(3,868)

Loss for the period	$(115,457)	$(28,331)	$(332,404)	$(119,824)

Loss per common share, basic
and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares
outstanding, basic and diluted	35,253,598	33,103,598	34,501,773	31,830,670

See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Statements of Stockholders' Deficiency and Comprehensive Loss
(Unaudited)
(Expressed in United States dollars)

			Additional		Deferred		Cumulative	Total
	Common stock		paid-in	Shares	stock		translation	stockholders'
	Shares	Amount	capital	issuable	compensation	Deficit	adjustment	deficiency

Balance, August 31, 2003 (audited)	33,003,598	$33,005	$3,246,079	$-	$(865)	$(3,669,058)	$(54,905)	$(445,744)

Loss for the period	-	-	-	-	-	(332,404)	-	-
Cumulative translation adjustment	-	-	-	-	-	-	(10,734)	-
Comprehensive loss	-	-	-	-	-	-	-	(343,138)

Common stock issuable on	-	-	-	9,375	-	-	-	9,375
options exercised
Common stock issued for services	250,000	250	79,750	-	-	-	-	80,000
rendered
Common stock issued for cash on
private
Placement	2,000,000	2,000	268,000	-	-	-	-	270,000
Amortization of deferred stock	-	-	-	-	865	-	-	865
compensation
Options issued to non-employees	-	-	70,361	-	-	-	-	70,361
for services
	-	-	-	-	-	-	-	-
Balance, May 31, 2004	35,253,598	$35,255	$3,664,190	$9,375	$-	$(4,001,462)	$(65,639)	$(358,281)

See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

	Nine months	Nine months
	ended	ended
	May 31,	May 31,
	2004	2003
Cash flows from operating activities:
Loss for the period	$(332,404)	$(119,824)
Items not involving cash:
Depreciation and amortization	31,680	31,016
Shares issued for services rendered	80,000	131,500
Shares issued for debt settlement	-	34,630
Stock-based compensation - employees	865	11,004
Stock-based compensation - non-employees	70,361	5,344
Changes in non-cash working capital:
Accounts receivable	102,676	(20,263)
Other receivables	-	(2,170)
Inventory	1,049	(4,130)
Prepaid expenses	(8,358)	57,697
Accounts payable and accrued liabilities	(174,356)	(31,613)
Deferred revenue	(35,966)	(207,572)
Net cash used in operating activities	(264,453)	(114,381)

Cash flows from investing activities:
Purchase of equipment	(6,618)	-
Disposal of equipment	-	1,186
Purchase of other assets	(1,782)	(10,246)
Net cash used in investing activities	(8,400)	(9,060)

Cash flows from financing activities:
Amounts paid to related party	-	(36)
Net proceeds from loans payable	9,013	1,977
Net proceeds from exercise of options	9,375	-
Net proceeds from issuance of common stock	270,000	100,000
Net cash provided by financing activities	288,388	101,941

Net increase (decrease) in cash and cash
equivalents during the period	15,535	(21,500)

Effect of foreign exchange rate changes on cash	(3,297)	3,421

Cash and cash equivalents at beginning of period	6,123	20,997

Cash and cash equivalents at end of period	$18,361	$2,918

Supplementary disclosure:
Cash paid for:
Interest	$5,289	$8,366
Non-cash transactions:
Common stock issued for settlement of debt	-	34,630
Common stock cancelled	-	113
Common stock issued on conversion of loans
payable	-	184,000

See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC Notes to Consolidated Financial Statements (Unaudited) (Expressed in United States dollars) Nine months ended May 31, 2004 and 2003

1.	Organization:

Destiny Media Technologies Inc. (the "Company") was incorporated in August 1998 under the laws of the State of Colorado. The Company develops enabling technologies that allow for the distribution over the Internet of digital media files in either a streaming or digital download format. The technologies are proprietary. The Company operates out of Vancouver, BC, Canada and serves customers predominantly located in the United States and Canada.

2.	Continuing operations:

From inception of the business, the Company has incurred cumulative losses of $4,001,462 and at May 31, 2004 had a working capital deficiency of $319,643. As a result, doubt exists about its ability to continue as a going concern.

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

It is management's intention to leverage the existing technology to further develop sales and to evaluate its projected expenditures relative to its available cash. There can be no assurances that the Company will be successful in generating additional cash from operations. If it is not successful in generating cash from operations, the Company will be required to reduce operations or liquidate assets. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

DESTINY MEDIA TECHNOLOGIES INC Notes to Consolidated Financial Statements (Unaudited) (Expressed in United States dollars) Nine months ended May 31, 2004 and 2003

3.	Unaudited interim financial information:

The financial information at May 31, 2004 and for the nine month periods ended May 31, 2004 and 2003 is unaudited.

The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles of the United States of America ("US GAAP") have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending August 31, 2004. This Form 10-QSB should be read in conjunction with the Form 10-KSB that includes audited consolidated financial statements for the years ended August 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended August 31, 2003 and 2002.

4.	Accounts payable and accrued liabilities:

Accrued liabilities as at May 31, 2004 and August 31, 2003 totaled $19,086 (unaudited) and $53,838 respectively.

5.	Share capital:

Common shares issued for cash:

On November 21, 2003, the Company completed a series of private placements, which consisted of the issuance of 2,000,000 common shares at a price of $0.15 per share for gross proceeds of $300,000. In connection with this offering the Company paid an agent's fee of $30,000.

Common shares issued for non-cash consideration:

On February 24, 2004, the Company issued 250,000 common shares to a third party pursuant to a consulting agreement. The common shares issued have been valued at their market value on the date the services were provided.

Common shares issuable:

On May 31, 2004, 37,500 employee stock options at a strike price of $0.25 were exercised for net proceeds of $9,375.

DESTINY MEDIA TECHNOLOGIES INC Notes to Consolidated Financial Statements (Unaudited) (Expressed in United States dollars) Nine months ended May 31, 2004 and 2003

6.	Related party transactions and balances:

(a) During the period the Company earned $4,695 (May 31, 2003 - $nil) in rental revenue from space sublet to a director.

(b) During the period the Company earned $7,510 (May 31, 2003 - $nil) in rental revenue from space sublet to a company in which an officer is a significant shareholder.

(c)
As at period end, accounts payable include $nil (August 31, 2003 - $9,644) owing to directors and officers of the Company. Accounts receivable include $477 (August 31, 2003 – 3,961) owing from directors and officers of the Company.

7.	Gain on extinguishment of debt:

During the nine months ended May 31, 2004, the Company was successful in negotiating the extinguishment of $79,215 of liabilities relating to past services provided by various accountants, lawyers and telecommunication carriers.

8.	Contingencies:

On January 29, 2004, an agreement was reached to settle a claim filed in 2002 by a private company owned and operated by the former chief financial officer alleging a breach of an employment agreement. Under the terms of the settlement, the Company will pay the plaintiff the sum of $40,000 CDN (equal to approximately $29,336 US) of which $4,000 CDN (equal to approximately $2,933 US) was paid on March 1, 2004 and the balance will be paid in twelve equal monthly installments of $3,000 CDN (equal to approximately $2,200 US) on the first day of each subsequent month, commencing April 1, 2004. The Company and the plaintiff have each executed mutual release and consent dismissal orders, as required to dismiss the actions commenced in British Columbia Supreme Court, as conditions of the settlement. The amount owing under this agreement but unpaid as at May 31, 2004 has been accrued in the accounts payable and accrued liabilities as at May 31, 2004.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying financial statements and notes thereto included within this Quarterly Report on Form 10-QSB. In addition to historical information, the information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "Intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors described in this Quarterly Report, including the risk factors accompanying this Quarterly Report, and, from time to time, in other reports the Company files with the Securities and Exchange Commission. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995

OVERVIEW

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

We are a publicly traded company. Our common stock trades on the OTC Bulletin board under the symbol "DSNY" and on the Berlin exchange in Germany under the symbol "DME 953 410".

Our corporate website is located on the Internet at http://www.dsny.com.

PLAN OF OPERATIONS

During our fiscal year ending August 31, 2004, our management plans on expanding awareness and sales for Clipstream™ by increasing expenditures on sales and marketing and by better supporting our reseller network. We will continue to sell the Pirate Radio suite online and through Amazon.com. We will launch the MPE(tm) digital rights management system to the recording industry.

MPE™ is currently being tested by the US and Canadian recording industry and subsequent to quarter end, we entered into a 2 1/2 year license agreement with the Universal Music Group. UMG will use the MPE system to securely distributed new music tracks to radio and trusted users. Destiny will receive a per track licensing fee when the system launches in July / August 2004.

The MPE™ system is uniquely suited for digital delivery of music. Songs are locked down so they will only play on authorized computers. If the songs are exported to CD, a digital watermark is invisibly embedded into the song, so the originating computer can be identified. We are also integrating our MPE™ technology into third party products, with the goal of selling music to DJ's utilizing our technology. We expect MPE™ revenues will increase significantly in fiscal 2005.

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

Our revenues decreased to $169,549 for the quarter ended May 31, 2004 from $241,033 for the quarter ended May 31, 2003, representing a decrease of $71,484 or 30%. Our revenues decreased to $568,172 for the nine months ended May 31, 2004 from $824,827 for the nine months ended May 31, 2003, representing a decrease of $256,655 or 31%. The decrease in our Clipstream revenues is directly attributed to the efforts involved in accelerating the development and deployment of MPE™ which we anticipate to increase revenues significantly.

Our revenues for the three months ended May 31, 2004 included $16,581 or 10% of deferred revenues under software sales completed in prior periods. Our revenues for the nine months ended May 31, 2004 included $59,075 or 10% of deferred revenues under software sales completed in prior periods. Accordingly, revenues from sales of new software products were $152,968 or 90% for our third quarter, compared to $509,097 or 90% for the first nine months. These deferred revenues represent revenues associated with maintenance obligations performed during the quarter under software sales completed in prior periods.

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

Operating Expenses

General and administrative	May 31,	May 31,	$	%
(unaudited)	2004	2003	Change	Change
	(3 months)	(3 months)

Wages and benefits	30,751	41,148	(10,397)	(25%)
Consulting	(338)	1,580	(1,918)	(121%)
Rent	4,217	4,418	(201)	(5%)
Telecommunications	6,270	3,913	2,357	60%
Bad debt	(234)	93	(327)	(352%)
Office and miscellaneous	40,771	20,658	20,113	97%
Professional fees	10,220	5,907	4,313	73%

	91,657	77,717	13,940	18%

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general corporate and office expenditures. General and administrative expenses increased to $91,657 for the quarter ended May 31, 2004 from $77,717 for the quarter ended May 31, 2003, an increase of $13,940 or 18%. The increase is primarily due to an increase of $20,113 to office and miscellaneous expenditures, an increase to professional fees of $4,313 offset by a decrease to wages and benefits of $10,397. The increase to office and administration is due to corporate initiatives relating to promotional and business development activities. These additional expenditures were being incurred on a monthly basis this quarter compared to no funds being allocated to these specific initiatives in the prior year quarter. Professional fees increased slightly as we were required to incur additional legal fees for our Form S-8 filed with the SEC on April 27, 2004. Wages and benefits decreased due to the reduction of benefit costs incurred as well as reduced personnel costs incurred during the quarter compared to prior year quarter.

General and administrative	May 31,	May 31,	$	%
(unaudited)	2004	2003	Change	Change
	(9 months)	(9 months)

Wages and benefits	121,034	118,676	2,358	2%
Consulting	3,175	38,144	(34,969)	(92%)
Rent	15,604	11,782	3,822	32%
Telecommunications	7,540	11,392	(3,852)	(34%)
Bad debt	16,528	3,721	12,807	344%
Office and miscellaneous	165,512	66,520	98,992	149%
Professional fees	58,881	(1,741)	60,622	(3,482%)

	388,274	248,494	139,780	56%

General and administrative expenses increased to $388,274 for the nine months ended May 31, 2004 from $248,494 for the nine months ended May 31, 2003, and increase of $139,780 or 56%. The increase to general and administrative expenses was due primarily to an increase of $98,992 to office and miscellaneous expenditures, an increase of $60,622 to professional fees, an increase of $12,807 to bad debt expense offset by a reduction of $34,969 to consulting expenses. The increase to office and miscellaneous expenditures resulted from us incurring a one-time charge of approximately $80,000 as well as monthly fees relating to corporate initiatives for promotional and business development activities. During the nine months ended May 31, 2004, we incurred significant legal fees to conclude the settlement of an outstanding lawsuit filed by a former employee as well as additional legal fees for the filing of our Form S-8 document with the SEC. During the same period ended May 31, 2003, we received a credit on services previously provided by our former auditors for approximately $40,000 resulting in a credit balance at period end.

Sales and marketing	May 31,	May 31,	$	%
(unaudited)	2004	2003	Change	Change
	(3 months)	(3 months)

Wages and benefits	93,310	68,581	24,729	36%
Consulting	720	2,633	(1,913)	(73%)
Rent	9,418	7,364	2,054	28%
Telecommunications	8,783	6,522	2,261	35%
Meals and entertainment	720	972	(252)	26%
Travel	(1,707)	2,024	(3,731)	(184%)
Advertising and marketing	6,187	5,696	491	9%

	117,431	93,792	23,639	25%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising, promotional fees and travel costs. Sales and marketing expenses increased to $117,431 for the quarter ended May 31, 2004 from $93,792 for the quarter ended May 31, 2003, an increase of $23,639 or 25%. The increase was due primarily to an increase of $24,729 to wages and benefits partially offset by a decrease of $3,731 to travel expenditures. The increase to wages and benefits was due to the recognition of non-cash charges resulting from stock compensation to non-employees. The decrease to travel is a result of our efforts to contain all costs and being selective regarding the meetings, events and conferences attended by our employees.

Sales and marketing	May 31,	May 31,	$	%
(unaudited)	2004	2003	Change	Change
	(9 months)	(9 months)

Wages and benefits	225,346	220,664	4,681	2%
Consulting	4,233	63,573	(59,341)	(93%)
Rent	20,805	19,637	1,168	6%
Telecommunications	10,053	18,986	(8,933)	(47%)
Meals and entertainment	3,287	5,169	(1,882)	(36%)
Travel	8,267	9,811	(1,544)	(16%)
Advertising and marketing	45,303	21,716	23,587	109%

	317,294	359,556	(42,262)	(12%)

Sales and marketing expenses decreased to $317,294 for the nine months ended May 31, 2004 from $359,556 for the nine months ended May 31, 2003, a decrease of $42,262 or 12%. The decrease is attributable to a decrease in consulting costs of $59,341, a decrease in telecommunications of $8,933 offset by an increase of $23,587 to advertising and marketing expenses. Consulting was lower for the period ended May 31, 2004 as we incurred a significant non-recurring consulting charge in prior year for sales and marketing purposes that was not required in Fiscal 2004. Telecommunications decreased compared to prior year as we were able to negotiate new rates with new carriers and received credits on disputed charges from prior periods with our former vendors. We increase our advertising and marketing spending during the nine months ended May 31, 2004 in anticipation of future business development.

Research and development	May 31,	May 31,	$	%
(unaudited)	2004	2003	Change	Change
	(3 months)	(3 months)

Wages and benefits	51,250	68,580	(17,330)	(25%)
Consulting	(562)	2,634	(3,196)	(121%)
Rent	7,027	7,364	(337)	(5%)
Telecommunications	10,450	6,522	3,928	60%
Repairs and maintenance	1,326	982	344	35%

	69,491	86,082	(16,591)	(19%)

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. Research and development expenses decreased to $69,491 for the quarter ended May 31, 2004 from $86,082 for the quarter ended May 31, 2003 a decrease of $16,591 or 19%. The decrease was primarily attributable to a $17,330 decrease to wages and benefits, a $3,196 decrease to consulting expenses partially offset by an increase of $3,928 to telecommunications. Wages and benefits decreased due to the reduction of benefit costs incurred as well as reduced personnel costs being incurred during the quarter compared to prior year. Consulting decreased as we maintained our efforts to internalize all R&D projects where feasible. Telecommunications increased slightly due to the general basis of allocation during the quarter.

Research and development	May 31,	May 31,	$	%
(unaudited)	2004	2003	Change	Change
	(9 months)	(9 months)

Wages and benefits	201,722	197,793	3,929	2%
Consulting	5,293	63,574	(58,281)	(92%)
Rent	26,006	19,637	6,369	32%
Telecommunications	12,567	18,986	(6,419)	(34%)
Repairs and maintenance	3,871	1,727	2,144	124%

	249,459	301,717	(52,258)	(17%)

Research and development expenses decreased to $249,459 for the nine months ended May 31, 2004 from $301,717 for the nine months ended May 31, 2003, a decrease of $52,258 or 17%. The decrease is primarily attributable to a decrease to consulting fees offset by increases to wages and benefits as well as repairs and maintenance. We also had comparable offsetting increases and decreases to rent and telecommunications respectively. Consulting was lower for the period ending May 31, 2004 as we incurred a significant non-recurring consulting charge in prior year for research and development purposes that was not required in Fiscal 2004. Wages and benefits increased slightly due to the increase in benefit costs incurred during the nine months ending May 31, 2004. Repairs and maintenance costs increased as we performed standard maintenance work on our servers during the period.

Depreciation and Amortization. Depreciation and amortization expenses arose from equipment and other assets. Depreciation and amortization increased to $17,752 for the quarter ended May 31, 2004 from $13,328 for the quarter ended May 31, 2003, an increase of $4,424 or 33%. Depreciation and amortization increased to $31,680 for the nine months ended May 31, 2004 from $31,016 for the nine months ended May 31, 2003, an increase of decrease of $664 or 2%. The increase in depreciation and amortization is due to a slight increase to net book value from the acquisition of certain fixed assets and the investment in intellectual property during the first nine months of fiscal 2004.

Other Income and Expenses

Gain on extinguishment of debt amounted to $11,385 and $79,215 for the quarter and nine months ended May 31, 2004 respectively. We were successful in negotiating the extinguishment of $79,215 of liabilities relating to past services provided by various accountants, lawyers and telecommunication carriers. Interest and other income amounted $779 for the quarter ended May 31, 2004 compared to $4,498 for the same quarter ended May 31, 2003. Interest and other income amounted to $12,205 for the nine months ended May 31, 2004 compared to $4,498 for the same period ended May 31, 2003. These balances consist primarily of rental revenue realized on vacant office space sublet during the period. Interest and other expense decreased to $839 for the period ended May 31, 2004 compared to $2,943 for the period ended May 31, 2003, a decrease of $2,104. Interest and other expense decreased to $5,289 for the nine months ended May 31, 2004 compared to $8,366 for the nine months ended May 31, 2003, a decrease of $3,077.

Income (loss) from operations

Loss from operations for the quarter ended May 31, 2004 was $126,782 compared to a loss from operations of $29,886 for the same quarter ended May 31, 2003 for an increase of $96,896. The change was a direct result of our revenues decreasing by $71,484 or 30% while our operating expenses increased by $25,412 or 9%. Net loss for the quarter ended May 31, 2004 was $115,457 compared to a net loss of $28,331.

Loss from operations for the nine months ended May 31, 2004 was $418,535 compared to a loss from operations of $115,956 for the same period ended May 31, 2003 for a total increase to losses of $302,579. The change was a direct result of our revenues decreasing by $256,655 or 31% while our operating expenses increased slightly by $45,924 or 5%. Net loss for the nine months ended May 31, 2004 was $332,404 compared to net loss of $119,824 for the same period ended May 31, 2003.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $18,361 as at May 31, 2004 compared to cash of $6,123 as at August 31, 2003. We had a working capital deficiency of $319,643 as at May 31, 2004 compared to a working capital deficiency of $428,486 as at August 31, 2003. We had a shareholders' deficiency of $358,281 as at May 31, 2004 compared to a shareholders' deficiency of $445,744 as at August 31, 2003. The change to shareholders' deficiency is directly attributable to the private placement completed November 21, 2003 and the results of the period ended May 31, 2004.

Working Capital Deficiency

The decrease in our working capital deficiency is directly attributable to decreases to our accounts payable and accrued liabilities, loans payable and our deferred revenue, as discussed below.

Our accounts payable and accrued liabilities decreased to $381,645 as at May 31, 2004 from $543,281 at August 31, 2003, representing a decrease of $161,636 or 30%. The decrease resulted from the successful extinguishment of approximately $79,000 in past liabilities, from the collection and application of accounts receivable to the current liabilities, operations and the improvement to working capital from the private placement completed November 21, 2003. Our inability to further reduce our accounts payable and accrued liabilities reflects our current limitations to finance our operations completely from current product revenues.

Our loans payable increased to $19,803 as at May 31, 2004 from $10,825 as at August 31, 2003 representing an increase of $8,978. Loans payable represent funds temporarily advanced for certain initiatives. These funds will be repaid in full from funds earned in operations.

Our current deferred revenues decreased to $29,938 as at May 31, 2004 from $64,013 as at August 31, 2003, representing a decrease of $34,075 or 53%. We anticipate that our deferred revenues will continue to decrease as sales for post-delivery maintenance and support packages continues to decline. We continue to recognize deferred revenue in compliance with Statement of Position No. 97-2 "Software Revenue Recognition", as referred to in the notes to our audited financial statements and as discussed below under the heading "Critical Accounting Policies". Deferred revenues reflect cash received in advance of meeting the revenue recognition criteria as described in the notes to the financial statements. Deferred revenues result if we complete sales of our software products when significant post-delivery obligations exist. In this case, revenue is deferred until we complete the post-delivery obligations

Cash Flows

Net cash used in operating activities increased to $264,453 for the nine months ended May 31, 2004 compared to $114,381 for the nine months ended May 31, 2003 representing an increase of $150,072. Net cash used by investing activities decreased from $9,060 as at May 31, 2003 to $8,400 for May 31, 2004, representing a decrease of $660. The cash used in operating and investing activities was off-set by net cash provided by financing activities in the amount of $288,388 for the nine months ended May 31, 2004 compared to $101,941 for the nine months ended May 31, 2003.

Financings

We have financed our operations to date primarily through the sale of equity securities and borrowings from shareholders. When possible, we have issued common stock for services and debt settlement. We continued these financing activities through the nine months ended May 31, 2004 as our revenues to date have provided insufficient funding for our working capital requirements. Accordingly, we anticipate that we will have to continue to rely on funding from private placements, cash flows and other offerings in order to finance our future operating costs.

We entered into private placement agreements for the purchase of an aggregate of 2,000,000 common shares at a price of $0.15 per unit for total gross proceeds of $300,000 on November 21, 2003. A finder's fee of $30,000 was paid by us.

On May 31, 2004, 37,500 employee stock options with a strike price of $0.25 were exercised for net proceeds of $9,375.

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

  The consolidated financial statements have been prepared on the going concern basis, whichassumes the realization of assets and liquidation of liabilities in the normal course of operations. If we were not to continue as a going concern, we would likely not be able to realize on our assetsat values comparable to the carrying value or the fair value estimates reflected in the balancesset out in the preparation of the consolidated financial statements. There can be no assurancesthat we will be successful in generating additional cash from equity or other sources to be usedfor operations. The consolidated financial statements do not include any adjustments relating tothe recoverability of assets and classification of assets and liabilities that might be necessaryshould the Company be unable to continue as a going concern.

  We recognize revenue when there is persuasive evidence of an arrangement, delivery hasoccurred, the fee is fixed or determinable, collection is reasonably assured, and there are nosubstantive performance obligations remaining. Our revenue recognition policies are inconformity with AICPA's Statement of Position No. 97-2, "Software Revenue Recognition", asamended ("SOP 97-2). We generate revenue from software arrangements involving multipleelement sales arrangements. Revenue is allocated to each element of the arrangement basedon the relative fair value of the elements and is recognized as each element is delivered and wehave no significant remaining performance obligations. If evidence of fair value for each elementdoes not exist, all revenue from the arrangement is recognized over the term of the arrangement.

  We review equipment and intangible assets for impairment whenever events or changes incircumstances indicate the carrying value of an asset may not be recoverable. Our assetimpairment review assesses the fair value of the assets based on the future cash flows the assetsare expected to generate. An impairment loss is recognized when estimated undiscounted futurecash flows expected to result from the use of the asset plus net proceeds expected fromdisposition of the asset (if any) are less than the carrying value of the asset. This approach usesour estimates of future market growth, forecasted revenue and costs, expected periods theassets will be utilized and appropriate discount rates. Such evaluations of impairment oflong-lived assets including goodwill arising on a business combination and intangible assets arean integral part of, but not limited to, our strategic reviews of our business and operationsperformed in conjunction with restructuring actions. When an impairment is identified, the carryingamount of the asset is reduced to its estimated fair value. Deterioration of our business in ageographic region or within a business segment in the future could alsolead to impairment adjustments as such issues are identified
ITEM 3.            CONTROLS AND PROCEDURES.

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

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings

Except as described below, there were no material developments in any of the legal proceedings to which we are a party, as disclosed in our Annual Report on Form 10-KSB for the year ended August 31, 2003, during the quarter ended February 29, 2004 and there have been no material developments since May 31, 2004.

1.
We have reached agreement with Sanderson Business Resources Ltd. and Alfred F. Sanderson, the plaintiff and our former chief financial officer, regarding the settlement of a claim filed against us and Destiny Software Productions in the British Columbia Supreme Court for alleged breach of an engagement agreement. Under the terms of the settlement, we will pay Sanderson Business Resources Ltd. the sum of $40,000 CDN (equal to approximately $29,336 US) of which $4,000 CDN (equal to approximately $2,933 US) was paid on March 1, 2004 and the balance will be paid in twelve equal monthly installments of $3,000 CDN (equal to approximately $2,200 US) on the first day of each subsequent month, commencing April 1, 2004. We, Destiny Software Productions and the plaintiff have all executed a mutual release and consent dismissal orders, as required to dismiss the actions commenced in British Columbia Supreme Court, as conditions of the settlement.

Item 2.            Changes in Securities and Use of Proceeds

During our fiscal quarter ended May 31, 2004, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the "Securities Act"):

1.
On November 21, 2003, we entered into private placement agreements for the purchase of 2,000,000 common shares at a price of $0.15 per unit for total gross proceeds of $300,000. We completed the offering pursuant to Rule 903 of Regulation S of the Securities Act. A finder's fee of $30,000 was paid by us. The certificates representing the shares were endorsed with a legend confirming their restrictive status pursuant to the Securities Act.

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

No matters were submitted to a vote of securities holders during the quarter ended May 31, 2004.

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

(1) Filed as an exhibit to this Quarterly Report on Form 10-QSB

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended May 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES INC.

Dated: July 9, 2004	/s/ Steve Vestergaard

Steven Vestergaard, Chief Executive Officer
and Chief Financial Officer