Form 10KSB
period 2004-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2004-12-14
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
 ☒  Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended August 31, 2004

 ☐ Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-28259

DESTINY MEDIA TECHNOLOGIES INC.
(Name of small business issuer in its charter)

COLORADO	84-1516745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1055 West Hastings Street, Suite 1040
Vancouver, British Columbia, Canada	V6E 2E9
(Address of principal executive offices)	(Zip Code)

604-609-7736
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:	NOT APPLIABLE

Securities registered under Section 12(g) of the Exchange Act:	COMMON STOCK, PAR VALUE $0.001
PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer's revenues for its most recent fiscal year: $751,914

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $15,170,161 as of December 8,2004

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 36,119,431 Shares of Common Stock as of December 8, 2004

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

1 of 43

DESTINY MEDIA TECHNOLOGIES INC.
FORM 10-KSB

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

ITEM 1.             DESCRIPTION OF BUSINESS.

OVERVIEW

Destiny Media Technologies Inc. is a holding company that owns 100% of the outstanding shares of Destiny Software Productions, Inc. Destiny Software Productions, Inc. is the operating company. The “Company”, “Destiny” or “we” refers to the consolidated activities of both companies.

We develop software tools that enable digital content owners to:

A)	Stream audio and video content in web pages and emails on a variety of operating systems and on compliant hardware devices.
B)	Securely sell digital content online so that it is protected from piracy
C)	Securely move digital content from one computer to another through the internet.

The company has developed four proprietary technologies to facilitate the distribution of digital content. All four technologies are commercially mature and ready for market.

1.
Clipstream™ is a playerless streaming audio and streaming video technology which enables content owners to embed live and on demand audio and video into websites and emails on a variety of operating systems and compliant hardware devices.

2.
MPE™ is a system for a) enabling the secure sale of digital content via peer to peer networks and b) securely moving digital content from one computer to another through the internet. The content is locked to a digital fingerprint of the destination computer. Currently, MPE supports the distribution of music, but it could be adopted to move other content including video, software, electronic books and research reports.

3.
The RadioDestiny Broadcaster is a software program that allows users to broadcast live and on demand radio signals from their PC. The signals can be received via Clipstream™ or within the Destiny Media Player product.

3 of 43

4.	The Destiny Media Player is a software product that plays most popular digital music formats and which receives the live Radio Destiny internet radio stations.

Clipstream™ licenses and maintenance currently represents approximately 96% of our recognized revenues. The Radio Destiny Broadcaster and Destiny Media Player are sold online under the brand name Pirate Radio. Pirate Radio represents approximately 4% of our recognized revenue.

The original version of MPE™ was developed beginning in 1999 to facilitate sales of music to consumers through peer to peer networks. The MPE™ download was self-executing and included an e-commerce process, a player, album cover graphics, lyrics and links to the artist’s website.

The company found it difficult to generate revenues through music sales and marketing of MPE™ was suspended in late 2000.

In early 2003, the company identified an opportunity to adapt the MPE™ technology so that recording companies could move songs securely through the internet. This would provide significant savings to the industry in physical media and delivery costs, while providing a higher level of service.

A new MPE™ system was developed which featured list management, Clipstream™ powered email previews and reporting. This system was launched in October 2003 to the Canadian music industry on a trial basis.

With strong feedback from the recording industry, the MPE™ system was adapted through 2004 to include stronger list management, integrated CD burning, support for other formats and a more functional user interface. The company announced a license agreement with the Universal Music Group in June 2004, which included a requirement for further customization. This customization was completed and the release version of MPE™ was announced subsequent to year end in October 2004.

Revenues from the MPE™ system are transaction based and are billed to the content owners as songs are moved securely to radio stations, music reviewers, buyers, internally and to trusted users and VIP’s. These revenues began subsequent to year end and should become significant by mid fiscal 2005 as transactions increase in size and other record labels adopt the system.

In fiscal 2004, work continued on adopting the consumer version of MPE™ for utilization by commercial users including DJ’s, restaurants, nightclubs and digital jukeboxes. The company has secured access to a catalogue of mainstream music and expects to launch an online store for commercial users in fiscal 2005.

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

4 of 43

Our principal executive office is located at #1040-1055 West Hastings Street, Vancouver, British Columbia V6E-2E9. Our telephone number is (604) 609-7736 and our facsimile number is (604) 609-0611.

BUSINESS DEVELOMENT

Destiny Media Technologies, Inc. acquired Destiny Software Productions, Inc. from Mr. Steven Vestergaard, our president and chief executive officer in 1999.

Mr. Vestergaard started the Destiny Software business as a private partnership in January 1991. The business was sold to Destiny Software in 1992. From 1992 until 1995, Destiny Software was involved solely in the development and sale of computer games. Twelve games were developed during this period and were marketed under the brand names of outside publishers, including EA, MGM, Sony and Microleague.

In December 1995, Destiny Software’s first Internet radio prototype was developed. This product was released in April 1996 under the brand name Radio Destiny. Destiny Software found that many users had difficulty downloading and installing player and server software. As a consequence of this observation, Destiny Software developed an instant audio play technology branded as Clipstream™ that enables web site owners to upload audio and video media content to a standard web server using the Clipstream™ software and to have the media content play back on almost all Internet browsers without requiring any action on the part of web visitors.

After Destiny Media Technologies, Inc. acquired Destiny Software in 1999, we developed our MPE media distribution software and the Destiny Media Player as a mechanism for securely selling and playing back digital music and internet radio streams via the Internet. However, the advent of free file sharing networks made it difficult for content owners to sell music over the Internet. As a result, we were only able to generate minimal revenues from these software products using a business model based on receiving a portion of music sales.

In the fall of 2001, we determined to refocus our business efforts on selling and developing our Clipstream™ software products. As a result of this determination, we stopped supporting the MPE security system, the Radio Destiny Broadcaster and the Destiny Media Player. Since this time, our revenues have grown on a quarterly basis and we have established strong name brand recognition with customers in various market sectors. Most of our customers have renewed their annual licenses and increased their investment in Clipstream™.

The company has grown and is better able to support more than one product line. We relaunched the Destiny Media Player and the Radio Destiny Broadcaster as the Pirate Radio suite in fiscal 2003 and the release version of MPE™ subsequent to year end.

OUR PRODUCTS

Clipstream™ Suite
http://www.clipstream.com

We have developed a suite of five distinct software products that incorporate our Clipstream™ technology and are marketed under our Clipstream™ brand name:

1.	Clipstream™ Audio

5 of 43

2.	Clipstream™ Video

3.	Clipstream™ Live

4.	Clipstream™ Audiomail

5.	Clipstream™ IVR Server

Each of our Clipstream™ products is fully developed and is commercially available through our web site at: http://www.clipstream.com. Our Clipstream™ products have been commercially available commencing in 1999.

Clipstream™ enables users to experience internet audio and video directly inside an email or web page. Competing technologies require users to download, install and configure a player. Users that haven’t downloaded the player can’t access the content. Because the Clipstream™ player is either an Active X control or a Java applet and because these technologies are natively supported by most email and web browser clients, Clipstream™ content will play instantly for 98% of the audience. The content will play directly within an email or web page rather than in a separate window. This makes Clipstream™ uniquely well suited for advertising and high reliability applications such as in military applications. Media companies can take video content intended for television and repurpose it in web pages and emails.

Content is converted into the proprietary patent pending Clipstream™ compression formats using the Clipstream™ encoder software that we provide for free. The content owner purchases a code key from us which enables the content to play. Code keys are limited to a period of time. The code key system is a proprietary system developed by Destiny, which could be sold commercially.

Clipstream™ will work on most Java based computers, set top boxes and wireless devices that have enough CPU and memory to play back the content. In addition, our Clipstream™ software enables streaming media to be delivered to users regardless of the operating system of the user’s computer.

Our Clipstream™ software products incorporate the following features that we believe give our products advantages over products offered by competitors:

1.
Web pages, e-mails, banner advertisements and other Internet applications that incorporate our Clipstream™ software enable users to play the media instantly without the requirement of an additional player program.

2.
Our customers are able to achieve up to a 90% reduction on bandwidth costs for streaming delivered using our products versus competing streaming solutions. This can present a significant savings in server infrastructure as it takes significantly less server hardware to support Clipstream™ than competing solutions.

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

6 of 43

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

8.
Corporate environments using our Clipstream™ software have an advantage over player- based solutions as management information systems staff do not have to ensure that players are correctly installed on each machine in their corporate network in order for users to receive audio and video streaming media.

The features and functionality of our Clipstream™ software products are described below:

Clipstream™ Video
Our Clipstream™ Video product enables our customers to deliver streaming of video media via the Internet. This product enables web marketers, advertisers and webmasters to deliver compelling video media to their viewers without the need for special servers, software or programming knowledge. The Clipstream™ Video product also eliminates the requirement of a customer to develop multi- streaming formats to reach the customer’s targeted audience.

Clipstream™ Audio
Our Clipstream™ Audio software enables our customers to deliver streaming of audio media via the Internet. This product enables web marketers, advertisers and webmasters to deliver compelling audio media to their viewers without the need for special servers, software or programming knowledge.

Clipstream™ Live
The Clipstream™ Live system enables customers to embed live video into any web delivery method, including web pages, e-mails, advertisements and specific web applications.  Our Clipstream™ Live software enables a customer to provide quality streaming of live video using a digital video camera connected to a personal computer with a constant Internet connection. Incoming video is captured by our software operating on the server and is converted into a real- time video stream that enables live broadcasts.

Clipstream™ Audiomail
Clipstream™ AudioMail system allows customers to create a streaming audio message using their telephone and to broadcast this audio message. Once recorded, a customer is able to broadcast their audio message using e-mail or can incorporate the audio message directly into a web site. Once broadcast, the AudioMail message can be played by any Java-enabled e-mail client or web browser. The Clipstream™ AudioMail system is marketed as both a personal and an enterprise software solution.

Clipstream™ IVR
The Clipstream™ IVR Server enables customers to record an audio message via telephone and up-load the message to an e-mail or to broadcast the message to multiple users via e-mail. The Clipstream™ IVR Server is designed to: (i) record audio messages via a telephone capture card using pre-recorded audio prompts; (ii) encode the recorded audio in the Clipstream™ format; (iii) output the Clipstream™ audio files to a specified folder on a network accessible drive; and (iv) instigate an application when new audio files have been saved.

7 of 43

We plan to focus future development of the Clipstream™ products on better supporting alternative ways of accessing the Internet, other than personal computers. In particular, Java based telephones will soon have enough RAM and CPU to play back Clipstream™ content.

Radio Destiny Broadcaster and Destiny Media Player
http://www.pirateradio.com
http://www.stationdirectory.com

The Radio Destiny Broadcaster software enables customers to broadcast a professional Internet radio station from the customer’s personal computer. The customer may broadcast live or from a playlist created by the customer. The only hardware required is a personal computer equipped with a sound card and a reliable Internet connection. When broadcasting in the live mode, the customer simply puts their audio signal into the input of their sound card, configures the options and clicks 'start broadcast' on the Radio Destiny Broadcaster software. When broadcasting in script mode, the customer pre-records a set of audio files, and then specifies a schedule for play back. The customer could spend a couple of hours setting up the broadcasting schedule for the week, then the Radio Destiny Broadcaster software will broadcast the content 24 hours per day, 7 days per week. When deployed, the customer’s Internet radio station is automatically added to the directory of stations at our Radio Destiny web portal. Listeners can receive a Radio Destiny Internet radio broadcast using our Destiny Media Player. The Radio Destiny Broadcaster software has been designed to be consumer friendly and is easy to use.

Our Radio Destiny software has been commercially available since 1996.

We sell licenses for our Radio Destiny Broadcaster software on a commercial basis and a personal use basis. The primary difference between the commercial and personal licenses for the Radio Destiny Broadcaster is the license limitations placed on consumer broadcasters restricting use to non-commercial application.

Our Destiny Media Player software product is a combination MP3/Music player and radio receiver that can be installed on a user’s personal computer. This software features a radio mode and an MP3 mode. In the radio mode, a user is able to listen to radio broadcasts from any of stations on the RadioDestiny Broadcast Network. The Destiny Media Player features a live directory of stations with direct e-mail and web links to these broadcasters. In the MP3 mode, a user can play MP3 files directly from the user’s library of MP3 files. The Destiny Media Player automatically scans the user’s hard drive for existing music files and creates an MP3 library for access by the Destiny Media Player. The Destiny Media Player also features a list of MP3 web sites that allows a user to easily click a link to access MP3 sources. The Destiny Media Player also supports playback of streaming MP3’s, .wav and midi files, as well as music CD’s. The Destiny Media Player is a small, yet powerful, application and can be downloaded from the Internet and can be installed by a user within two minutes.

MPE™
http://www.destinympe.com
The original version of our MPE™ software was developed as a solution to enable artists, media distribution companies and other media rights holders to manage and sell audio and video media files on the Internet. We developed this software with the objective of providing a solution for media rights holders to counter the wide-spread distribution of media files on the Internet that occurs without any payment to the media rights holder. Our software enables a media right holder’s audio or video media to be encoded in our proprietary MPE™ format. The audio or video media can then be posted anywhere and partially previewed in full quality. Consumers are given the opportunity to preview the media and then complete an electronic purchase transaction. The encoded MPE™ media file can be unlocked by the customer once the purchase is complete. The objective of the MPE™ software is to ensure broad distribution of digital files via peer-to-peer systems such as Napster while ensuring that the originating

8 of 43

artist gets paid. Currently, the MPE™ software is limited to self-extracting music files. We believe this software could be modified to support digital distribution of software, movies, electronic books and research reports and other digital file types. We currently are not offering this consumer version of MPE for sale, but plan to in the future as the market for digital music matures.

We have adapted the original version of MPE™ for a business to business model where we charge the recording industry a fee for each song they send to radio stations and trusted users. We created a system that announces the song via a Clipstream™ powered email. Recipients can download the song to an authorized computer and burn the song to a CD. The song is watermarked with a fingerprint that identifies that recipient. The recording industry receives reports back on which stations and recipients downloaded the song. Songs can be locked to a future date, giving the recording industry the ability to coordinate a simultaneous launch to radio.

The system has grown quickly since the October 6, 2004 launch, subsequent to year end. As of November 19, 2004, there are 5,102 unique users from 1,078 recipient companies and 193 tracks have been added to the system by 30 different record labels.

OUR TARGETED MARKETS

Clipstream™

Our targeted market for our Clipstream™ software products include:

A)	Advertisers
B)	Market Research Companies
C)	Military Applications
D)	Web Portals
E)	Custom Applications where our video is integrated into another software solution
F)	Email Marketing
G)	Distance Learning
H)	Music Previews
I)	Online Communities
J)	Website navigation
K)	Corporate Communications
L)	Movie Trailers
M)	Corporate Intranets
N)	Send to a friend Email Campaigns

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

We are also offering this product through Amazon.com.

9 of 43

MPE™

We are targeting the five major record labels and the larger independent labels. For the recording industry to pay for the software system, they will need to see strong adoption from radio, so we are targeting radio to create demand.

We are also expecting to sell MPE™ encoded content through an online store and through partnerships with digital jukebox manufacturers to commercial music users.

OUR REVENUE MODEL

Clipstream™ Products

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

We charge an encode fee and a “cost per thousand impressions” fee to customers who incorporate our Clipstream™ software technology into their e-mail campaigns.

Web advertising requires a fixed set up fee and a license per thousand impressions served.

Our Clipstream Live video server system is priced based on the number of streams as a software license.

We charge web site portals an annual license fee that is based on the number of clips that are used.

We typically charge corporate intranets that have licensed our Clipstream™ software products a fixed annual fee based on the number of employees who will have access to the technology. Usage on the intranet is unlimited.

We offer the software on an annual or unlimited basis. The term of the contract is encoded in the code key we sell. The software will automatically stop playing at the end of this license period. This code key manager was developed by Destiny and is proprietary.

Pirate Radio

We are selling the Pirate Radio software suite that includes both the Destiny Media Player and a personal RadioDestiny Broadcaster license for a one time fee of $39.95 online via our automated e-commerce system.

Our sales representatives are also selling to commercial radio stations for a fixed annual fee.

We own most of the content that is generated in our system. There may be an opportunity in the future to sell the content to entertainment portals or to license the codec to hardware manufacturers. Our website http://www.stationdirectory.com automatically aggregates all currently broadcasting stations on a real time basis.

10 of 43

MPE™

Subsequent to year end, we began to charge based on the number of tracks and the number of recipients.

Our sales of music will be on a per track basis. A royalty will be paid back to the content owners.

OUR MARKETING PLAN

We generate the majority of our software sales through our employee sales network and our reseller network. We employ sales staff in our Vancouver, British Columbia office to market our software products to our current customers and to our targeted potential customers. In addition, we have established a network of over 100 global resellers. We charge our reseller partners an annual partner fee that buys them varying levels of support and service from Destiny Media. In general, a higher level of support and a higher partner fee commitment achieves a higher margin for the partners. Reseller partners receive a direct commission, which varies and is in line with standard software commission rates.

We also market our software products directly from our dedicated websites.

Clipstream™: http://www.clipstream.com
Radio Destiny Broadcaster and Destiny Media Player: http://www.pirateradio.com
MPE™: http://www.destinympe.com

Some MPE™ sales are marketed through our commercial partner, Promo Only.

We undertake various advertising on the Internet, which include the following:

1.	We include short advertisements for Clipstream™ on media clips that incorporate our Clipstream™ software.

2.	We locate icons on our applets that include links to our Clipstream™ web site when clicked on by a user.

3.
We typically require our Clipstream™ customers to add a Clipstream™ link on their web site or e- mail campaign. This ever increasing number of incoming links to the Clipstream™ site increases the rating in the search engines, so that Clipstream™ is more likely to come up first in relevant searches.

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

11 of 43

We intend to increase our marketing efforts through the current fiscal year by increasing the number of our direct sales people and by better supporting and training our reseller partners.

OUR BUSINESS OPERATIONS

Our head office and business operations are carried out in leased premises in Vancouver, British Columbia, Canada. We lease 5,734 square feet of office space and we have twelve full time employees. Our employees include our president and chief executive officer, our vice-president of operations, our controller, four direct sales employees, two support personnel and three software developers. We also employ a book keeper and other talent on a part time basis as needed.

We have installed a fiber link to the internet backbone to our head office location. This fiber link provides us with the ability to support our customers with extremely high bandwidth hosting capabilities.

We run our own high end servers, which support dual CPU’s, redundant power supplies, RAID arrays for storage and a real time back up server.

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

In addition to Microsoft and RealNetworks, we face increased competition from other companies that are developing and marketing streaming media product offerings. These competitors include Macromedia™, Hello Networks™, Eye Wonder™ and Oplayo™. As more companies enter the market with products and services that compete with the company's players and tools, the competitive landscape could change significantly to the detriment of the Company as consumers are faced with a broader array of products with similar functionality.

Our main competition for broadcasting audio over the internet is the Live 365 Network.

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

12 of 43

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

We have filed for patent protection for the MPE™ distribution system and for the Clipstream™ audio and video codecs. Patent protection is currently pending.

Trademark protection for MPE™ is currently pending.

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

13 of 43

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

RISK OF NON-COMPLIANCE WITH THE SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

Beginning in Fiscal 2005, Section 404 of the Sarbanes-Oxley Act of 2002 ("the Act") will require the Company to include an internal control report of management in its Annual Report on Form 10-KSB. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

At the conclusion of the Fiscal 2004 year end audit, the Company’s auditors identified several material weaknesses, potentially jeopardizing our ability to issue an unqualified 302 certification in connection with the 2004 Annual Report filed on Form 10-KSB. Those material weaknesses included corporate governance control issues, revenue internal control issues, payroll internal control issues, and financial reporting internal control issues.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the prescribed period, beginning in early Fiscal 2005, the Company will engage in a process to document and evaluate its internal controls over financial reporting. In this regard, management will dedicate internal resources, engage outside consultants and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company believes the process commencing in early Fiscal 2005 for documenting, evaluating and monitoring its internal control over financial reporting will be consistent with the objectives of Section 404 of the Act and will ensure that the material weaknesses identified by the auditor during the Fiscal 2004 year end audit will be remediated.

14 of 43

In addition, the Company will have to improve its financial controls as they relate to the material weaknesses as discussed. The Company can provide no assurance as to its, or its independent auditors, conclusions at August 31, 2005 with respect to the effectiveness of its internal control over financial reporting under Section 404 of the Act. The existence of the above factors and circumstances create a risk that the Company, or its independent auditors, will not be able to conclude at August 31, 2005 that the Company's internal controls over financial reporting are effective as required by Section 404 of the Act.

If We Are Unable To Achieve Additional Financing, Then Our Financial Condition And Our Ability To Continue Our Business Operations Will Be Adversely Affected.

We had a working capital deficit of $407,872 as of August 31, 2004. In addition, we had accounts payable and accrued liabilities in the amount of $440,997 as of August 31, 2004. We had a loss from operations of $419,436 for the year ended August 31, 2004. As a consequence of these factors, we require additional financing in order to maintain our existing business operations. We are pursuing additional financing, including equity private placements of our common stock. We currently do not have any arrangements for financing in place. There is no assurance that we will be able to achieve additional financing to fund the operating loss from our business operations and to pay our current liabilities. If we do not raise additional capital, our financial condition and our ability to continue operations will be adversely affected. If we are successful in completing equity private placements of our common stock, existing shareholders will experience dilution of their interests in Destiny.

If We Are Unable To Increase Our Revenues, Then Our Business And Our Financial Condition Will Suffer.

Our revenues have decreased to $751,914 for the year ended August 31, 2004 from $1,133,098 for the year ended August 31, 2003. The decrease in revenue is attributed to our internal focus on the commercial deployment of MPE™. The allocation of significant resources to the final stages of the MPE™ development and customization has resulted in the reduction in Clipstream™ revenues for fiscal 2004. Our operating expenses to date still exceed our revenues. Accordingly, our ability to attain profitability and to decrease our dependence on external financing is contingent upon our ability to increase all product revenues. We are working to continue the increase in revenues from sales of our Clipstream™ software. We are commercially launching our MPE secure media distribution system to the market in the first quarter of fiscal 2005. There is no assurance that we will be able to continue to increase revenues from our Clipstream™ software or that the MPE secure media distribution system will generate revenues in excess of the expenses attributable to the marketing of this product. If we are not successful in increasing revenues, then our ability to achieve profitable operations will be adversely affected.

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

If We Are Not Able To Control Our Operating Expenses, Then Our Financial Condition May Be Adversely Affected.

15 of 43

We have been successful in containing our operating expenses. However, operating expenses did increase slightly to $1,256,580 for the year ended August 31, 2004 from $1,217,790 for the year ended August 31, 2003. Our ability to achieve profitability is conditional upon our ability to maintain our operating expenses. While we have been successful in containing our operating expenses, there is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

If We Are Not Successful In Legal Proceedings Against Us, Then Our Business And Financial Condition Could Be Adversely Affected.

We are currently party to two material legal proceedings, as described in Item 3 of Part I under the heading “Legal Proceedings”. If we are not successful in these legal proceedings and are forced to make payments of damages to the plaintiffs, then our business and our financial condition would be adversely affected. As at August 31, 2004, the Company has accrued for the disputed fees and will seek all options available to extinguish this debt. Any adjustments to the amounts recognized will be recorded when determinable.

As We Have A History Of Net Losses, There Is No Assurance That We Will Attain Profitability.

We have had net losses since our inception in 1998. We have an accumulated deficit of $4,088,494. In addition, our loss for the year ended August 31, 2004 was $419,436. Our inability to increase our revenues while maintaining reduced operating expenses will cause our history of losses to continue.

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

16 of 43

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

17 of 43

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

18 of 43

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

ITEM 2.             DESCRIPTION OF PROPERTY.

Our head office is located in leased premises at Suite 1040, 1055 West Hastings Street, Vancouver, British Columbia, Canada V6E 2E9. Our principal business operations are carried out from head office. Our leased premises consist of approximately 5,734 square feet. We pay rent of approximately $12,600 Canadian (equal to approximately $10,270 US) per month. The lease expires August 31, 2007. We consider our leased premises adequate for our current business purposes.

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

19 of 43

$162,500 advanced to us on the alleged “good faith” agreement based on the defendant’s allegation that the technology did not perform as represented.

The Company’s are currently in discussions to resolve this matter outside of the courts.

On September 14, 2004, subsequent to year end, a statement of claim was filed against the Company by its former solicitor for fees of $145,978 CDN relating to legal services provided in connection with a failed transaction in 2001 and other general corporate matters. It is the Company’s position that a significant portion of the fees being sought by its former solicitor are unwarranted and that the fees should not be borne by the Company. The Company has engaged legal counsel to defend itself. The Writ of Summons was filed in the BC Supreme Court on September 14, 2004. As at August 31, 2003 and 2004, the Company has accrued for the disputed fees and will seek all options available to extinguish this debt. Any adjustments to the amounts recognized will be recorded when determinable.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending August 31, 2004.

20 of 43

PART II

ITEM 5.             MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol DSNY. The first day on which the Company’s shares were traded under the stock symbol DSNY was June 26, 2000. The high and the low trades for our shares for each quarter of actual trading were:

QUARTER	HIGH ($)	LOW ($)
3rd Quarter 2000	$1.56	$0.59
4th Quarter 2000	$0.62	$0.14
1st Quarter 2001	$ 0.62	$0.14
2nd Quarter 2001	$0.31	$0.10
3rd Quarter 2001	$0.17	$0.07
4th Quarter 2001	$0.19	$0.07
1st Quarter 2002	$0.26	$0.11
2nd Quarter 2002	$0.19	$0.12
3rd Quarter 2002	$0.18	$0.08
4th Quarter 2002	$0.14	$0.07
1st Quarter 2003	$0.14	$0.08
2nd Quarter 2003	$0.11	$0.06
3rd Quarter 2003	$0.11	$0.06
4th Quarter 2003	$0.22	$0.06
1st Quarter 2004	$0.35	$0.08
2nd Quarter 2004	$0.36	$0.16
3rd Quarter 2004	$0.66	$0.37
4th Quarter 2004 (to date)	$0.69	$0.28

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of December 8, 2004, we had 36,119,431 shares of our common stock outstanding and there were 1,710 registered shareholders of our common stock.

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

21 of 43

Recent Sales of Unregistered Securities

During our fiscal year ended August 31, 2004, we completed the sales of the following securities that were not registered pursuant to the Securities Act of 1933 (the “Securities Act”):

On November 21, 2003, we completed an offering of 2,000,000 shares of our common stock at a price of $0.15 per share to a group of investors for total proceeds of $300,000. We completed the offering pursuant to Rule 903 of Regulation S of the Securities Act. A finder’s fee of $30,000 was paid by us. The certificates representing the shares were endorsed with a legend confirming their restrictive status pursuant to the Securities Act.

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

RESULTS OF OPERATIONS

 Revenue

Approximately 96% of our revenues continue to be derived from sales of our Clipstream™ software, with the balance being comprised of sales of our PirateRadio software. For sales of our Clipstream™ software, our revenues are primarily attributable to revenues from license fees. Revenues associated with maintenance agreements for our Clipstream™ software, which include updates, upgrades, support and training services, accounted for approximately 20% of Clipstream™ revenues.

Our revenues decreased to $751,914 for the year ended August 31, 2004 from $1,133,098 for the year ended August 31, 2003, representing a decrease of $381,184 or 34%. The decrease over prior years revenues is a direct result of the Company allocating significant resources to the final development and customization of MPE™ for commercial deployment in the first quarter of 2005.

In addition, we note revenues in 2003 included $184,023 from deferred revenues recognized under software sales from prior periods compared to $64,013 as at August 31, 2004, a decrease of $120,010 or 65%. Our revenues for the year ended August 31, 2004 included $64,013 of deferred revenues under software sales completed in prior periods. Accordingly, revenues from sales of new software products were $687,901 or 91% for the fiscal year ended August 31, 2004, compared to $949,075 or 83% for the fiscal year ended August 31, 2003. These deferred revenues represent revenues associated with maintenance obligations performed during the year under software sales completed in prior periods.

$50,000  of the deferred revenues represent part payment of an MPE™ customization fee paid by  Universal Music Group. The MPE™ system was launched October 6th , 2004 and began generating transaction based revenue on that date. Revenues will depend on the rate of adoption by radio and trusted users. There are competing systems and there is no assurance that this revenue will continue if the system doesn’t continue to receive support from the industry.

Clipstream™ revenues were negatively impacted because of a shift of resources to facilitate the launch and marketing of MPE™. We are expecting Clipstream™ revenues to grow significantly in the coming year as we plan to increase our sales and marketing efforts.

22 of 43

Operating Expenses

General and administrative	August 31,	August 31,	$	%
	2004	2003	Change	Change

Wages and benefits	$159,689	$189,499	$(29,810)	(15.73%)

Rent	24,045	16,381	7,664	46.79%

Telecommunications	9,996	13,430	(3,434)	(25.57%)

Bad debt	31,745	17,414	14,331	82.30%

Office and miscellaneous	198,363	100,486	97,877	97.40%

Professional fees	86,236	32,979	53,257	161.49%

	$510,074	$370,189	$139,885	37.79%

General and Administrative. Our general and administrative expenses consist primarily of salaries and related costs including overhead, professional fees, and other general office expenditures. General and administrative costs increased to $510,074 for the year ended August 31, 2004 from $370,189 for the year ended August 31, 2003, an increase of $139,885 or 38%. The increase in general and administrative costs is primarily due to an increase of $97,877 for office and miscellaneous expenses, an increase of $53,257 for professional fees and an increase of $14,331 to bad expense compared to fiscal 2003. The increase to general and administrative costs was partially offset by a reduction to wages and benefits of $29,810. The increase to office and miscellaneous expenses resulted because of us incurring a one-time charge of approximately $80,000 as well as monthly recurring fees relating to corporate initiatives for promotional and business development activities. During the 12 months ending August 31, 2004, we incurred significant legal fees to conclude the settlement of an outstanding lawsuit filed by a former employee as well as additional legal fees for the filing of our Form S-8 with the SEC and other general corporate matters. Professional fees will continue to be significant with the added disclosure requirements being implemented and enforced by the SEC due to the certification requirements under the Sarbanes-Oxley Act of 2002. The increase in bad debt expense included approximately $8,500 in charges relating to a failed transaction as well as other miscellaneous accounts that were deemed uncollectible during the fiscal period ending August 31, 2004. Wages and benefits decreased due to reduced personnel costs incurred over prior year. In fiscal 2003, we incurred a one time consultant fee for business initiatives that were partially allocated to wages and benefits for general and administrative purposes that were not incurred in fiscal 2004. We also note that the Company expects to incur additional administrative fees and wage expenses in fiscal 2005 as we work to ensure compliance with the Sarbanes-Oxley act of 2002 and the required procedures for financial certification of our internal controls and financial reporting functions.

23 of 43

Sales and marketing	August 31,	August 31,	$	%
	2004	2003	Change	Change

Wages and benefits	$302,568	$338,705	$(36,137)	(10.67%)

Rent	32,664	27,301	5,363	19.64%

Telecommunications	13,578	22,384	(8,806)	(39.34%)

Meals and entertainment	4,174	5,806	(1,632)	(28.11%)

Travel	15,242	11,155	4,087	36.64%

Advertising and marketing	77,281	26,758	50,523	188.81%

	$445,507	$432,109	$13,398	3.10%

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. Sales and marketing costs were $445,507 for the year ended August 31, 2004 compared to $432,109 for the year ended August 31, 2003, representing an increase of $13,398 or 3%. The increase to sales and marketing is attributed to an increase to advertising and marketing efforts of $50,523 and an increase to rent of $5,363 offset by decreases to wages and benefits, telecommunications and meals and entertainment. Advertising and marketing costs increased due to various monthly initiatives undertaken including corporate relations and business development marketing campaigns. Rent increased slightly due to the signing of a new lease agreement during the year for the next 42 months. Previously the Company had taken advantage of favorable rental rates through a sub-lease of the existing premises. Wages and benefits decreased due to the sales staff turnover and lower commissions being paid on reduced revenues. We expect that the wages and benefits will return to prior years balance in fiscal 2005 as sales of Clipstream™ build on the commercial deployment of MPE™.

24 of 43

Research and development	August 31,	August 31,	$	%
	2004	2003	Change	Change

Wages and benefits	$206,882	$315,835	$(108,953)	(34.50%)

Rent	33,461	27,301	6,160	22.56%

Telecommunications	13,910	22,384	(8,474)	(37.86%)

Repairs and maintenance	4,108	2,078	2,030	97.69%

	$258,361	$367,598	$(109,237)	(29.72%)

Research and Development. Research and development costs consist primarily of salaries and related personnel costs including overhead, and consulting fees with respect to product development and deployment. Research and development costs decreased to $258,361 for the year ended August 31, 2004 from $367,598 for the year ended August 31, 2003, representing a decrease of $109,237 or 30%. Research and development decreased over prior year because of a decrease of $108,953 to wages and benefits and a decrease of $8,474 to telecommunications off-set by a slight increases to rent and repairs and maintenance. The decrease to wages and benefits is a direct result of the capitalization of software development costs. During the year ended August 31, 2004, the Company achieved technological feasibility on our MPE™ technology thereby allowing us to commence capitalizing development costs associated with MPE™. We anticipate further costs being capitalized as the Company will work to enhance the existing technology to meet market needs as they are determined. Rent increased slightly due to the signing of a new lease at its existing premises during the fiscal year 2004. In 2003, we enjoyed favorable rental rates from a sub-lease. Telecommunications decreased as a portion of these costs were also capitalized in the development of software costs. Costs that will be capitalized on the development of MPE™ will include direct material costs, direct labour and an overhead component.

Depreciation and amortization. Depreciation and amortization expenses arose from fixed assets and other assets. Depreciation and amortization decreased to $42,638 for the fiscal year ended August 31, 2004 from $47,894 for the fiscal year ended August 31, 2003, a decrease of $5,256 or 11%. The decrease in depreciation and amortization is due to the lower average net book value of equipment.

Other earnings and expenses

Interest expense decreased to $6,197 for the fiscal year ended August 31, 2004 from $18,013 for an effective decrease of $11,816. The decrease is due to more effective management of cash flow. The Company was able to avoid these costs through improved working capital management aided by the capital injection from the private placement completed on November 21, 2003.

25 of 43

Interest and other income increased to $12,206 for the 12 months ended August 31, 2004 from $8,433 for August 31, 2003 representing an increase of $3,773. The change over prior year is due to the Company earning rental income on excess space sublet during the year.

Extinguishment of debt amounted to $79,221 for the fiscal year ended August 31, 2004. We were successful in negotiating the extinguishment of $79,221 of liabilities relating to past services provided by various accountants, lawyers and telecommunication carriers.

Losses

Our loss before other items increased to $504,666 for the year ended August 31, 2004 from $84,692 for the year ended August 31, 2003, representing an effective increase of $419,974 or 496%. Our loss increased to $419,436 for the year ended August 31, 2004 from $94,272 for the year ended August 31, 2003, representing an effective increase of $325,164 or 345%. The decreases to our loss from operations and loss for the year are the result of our increased investment in the development of MPE™, the decrease to our overall revenues and slight increase to total operating costs compared to our prior fiscal year.

LIQUIDITY AND FINANCIAL CONDITION

We will have to raise additional funds to complete our business plan due to our significant working capital deficit. Our goal is to obtain these funds through an optimal mix of internal and external financing opportunities including cash flows from operations, strategic partnerships and equity financings. There is no assurance that we will achieve the required financing.

We had cash of $17,523 as at August 31, 2004 compared to cash of $6,123 as at August 31, 2003. We had a working capital deficiency of $407,872 as at August 31, 2004 compared to a working capital deficiency of $428,486 as at August 31, 2003. We had a shareholders’ deficiency of $420,316 as at August 31, 2003 compared to a shareholders’ deficiency of $445,744 as at August 31, 2003.

Working Capital Deficiency

The decrease in our working capital deficiency is attributed to a significant reduction in accounts payable and accrued liabilities offset by a slight increase to loans payable and a significant decrease to accounts receivable. Accounts payable and accrued liabilities decreased because of the settlement and payout of certain payables that had been accrued in prior periods, the funds injected by the private placement completed in November 2003 and general improvements to working capital management. The Accounts receivable decreased in line with the general decrease to overall revenues.

Our accounts payable and accrued liabilities decreased to $440,997 as at August 31, 2004 from $543,281 at August 31, 2003, representing a decrease of $102,284 or 19%. The decrease in our accounts payable and accrued liabilities is due to the extinguishment of certain long-term payables, the funds injected by the private placement completed in November, and general improvements to working capital management. However, the current balance of our accounts payable and accrued liabilities reflects our current inability to finance our operations from current product revenues. Included in our accounts payable and accrued liabilities balance as at August 31, 2004 is $89,500 of disputed amounts arising from the cancellation of various agreements. We are currently considering all options available to settle these liabilities.

Our loans payable increased to $20,564 as at August 31, 2004 from $10,825 as at August 31, 2003. These loans are from one of our shareholders and are unsecured and non-interest bearing. The balance as at August 31, 2003 was in fact paid in full from operational cash flows during the year, however, an additional amount was temporarily advanced to pursue a vital business objective in February 2004. These funds will be paid in full from operational cash flows as soon as feasible.

26 of 43

Our current unearned revenues decreased to $62,305 as at August 31, 2004 from $64,013 as at August 31, 2003, representing a total decrease of $1,708 or 3%. Included in the year end unearned revenue balance was an advanced payment of $50,000 for commercial customization of MPE™ for a significant licensee. The Company will recognize the advanced payments into revenue upon the completion of the development work and along with the final receipt of payments for completion of the full project. The decrease in unearned revenue is attributable to a change in our business practice. We have changed our business practices to separately sell our license agreements and maintenance agreements when our sales of our software products are completed, as a result, sales of our maintenance agreements which were previously sold as part of the initial sale of the license, have decreased because most customers are not purchasing the maintenance agreements. We anticipate that our unearned revenues will continue to decrease based on this business practice. We recognize deferred revenue in compliance with Statement of Position “No. 97-2 Software Revenue Recognition”, as referred to in the notes to our audited financial statements and as discussed below under the heading “Critical Accounting Policies”. Unearned revenues reflect cash received in advance of meeting the revenue recognition criteria as described in the notes to the financial statements. Unearned revenues result if we complete sales of our software products when significant post-delivery obligations exist. In this case, revenue is unearned until we complete the post-delivery obligations. Cash that we receive in advance of meeting the revenue recognition criteria is recorded as a unearned revenue liability.

Cash Flows

Net cash used in operating activities increased to $207,550 for the year ended August 31, 2004 compared to $112,270, representing an increase of $95,280 or 85%. The cash used in operating activities was off-set by net cash provided by financing activities in the amount of $319,639 for the year ended August 31, 2004 compared to $117,312 for the year ended August 31, 2003.

We have financed our operations to date primarily through the sale of equity securities and borrowings from shareholders. When possible, we have issued common stock for services and debt settlement. We continued these financing activities through the year ended August 31, 2004 as our revenues to date have provided insufficient funding for our working capital requirements. Accordingly, we anticipate that we will have to continue to rely on funding from private placements, cash flows and other offerings in order to finance our future operating costs.

We relied on issuances of our common stock in order to pay a portion of the consulting fees payable to our directors and consultants during the year ended August 31, 2004. We have completed these share issuances due to the insufficiency of our cash flows from revenues and financing activities to pay for all of our operating costs. These share issuances included the following:

1.	We issued 250,000 common shares to a consultant for services rendered during the fiscal year ended August 31, 2004. Market value of the shares issued for services rendered totaled $80,000.

In addition, we completed the following issuances of our common stock during the year ended August 31, 2004 in respect of our financing activities:

1.	We issued 2,000,000 common shares on a private placement at $0.15 per share for proceeds of $300,000. In connection with this offering the Company paid an agent’s fee of $30,000.

2.	We issued 62,500 common shares pursuant to option agreements at an exercise price of $0.25 for net proceeds of $15,625.

27 of 43

3.
As at August 31, 2004, 100,000 common shares are issuable pursuant to an option agreement. Net proceeds of $25,000 at an exercise price of $0.25 were received prior to year end. We issued the required common shares September 2, 2004.

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

28 of 43

  Changes in our business priorities or model in the future could materially impact our reported revenue and cash flow. Although such changes are not currently contemplated, they could be required in response to industry or customer developments.

  Software Development Costs. Costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a program design. Thereafter, applicable software development costs are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each product with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the product not to exceed three years. For the year 2004, the Company capitalized $81,857. No costs were capitalized in 2003. There was no amortization recorded in 2004 as commercial deployment did not occur until subsequent to year end.p

  Stock-Based Compensation. While we have not adopted the fair value based method of accounting for stock-based compensation related to options under Statement of Financials Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” we do make the required pro forma disclosures for the effect on net income (loss) as if the fair market value based method of accounting provided for under SFAS No. 123 had been adopted. These pro forma disclosures are based upon a number of assumptions utilized in a valuation model in determining the appropriate valuation of the fair market value of options on the date of grant. The key assumptions used in the valuation model are stock price at the date of grant, expected volatility, annual expected dividend yield and expected life of the options granted.

29 of 43

ITEM 7.             FINANCIAL STATEMENTS.

Index to Audited Consolidated Financial Statements for the Year Ended August 31, 2004:

1.	Auditors’ Report;

2.	Consolidated Balance Sheets as at August 31, 2004 and 2003;

3.	Consolidated Statement of Operations for the Years ended August 31, 2004 and 2003;

4.	Consolidated Statement of Stockholders’ Deficiency and Comprehensive Loss for the Years ended August 31, 2004 and 2003;

5.	Consolidated Statement of Cash Flows for the Years ended August 31, 2004 and 2003;

6.	Notes to Consolidated Financial Statements.

30 of 43

Consolidated Financial Statements
(Expressed in United States dollars)

DESTINY MEDIA TECHNOLOGIES INC.

Years ended August 31, 2004 and 2003

Grant Thornton LLP
Chartered Accountants

MANAGEMENT CONSULTANTS

Independent Auditors' Report

The Shareholders
Destiny Media Technologies Inc.

We have audited the consolidated balance sheets of Destiny Media Technologies Inc. as of August 31, 2004 and 2003 and the consolidated statements of operations, stockholders’ deficiency and comprehensive loss and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destiny Media Technologies Inc. as of August 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

“GRANT THORNTON LLP”
Vancouver, Canada

October 8, 2004	Chartered Accountants

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Balance Sheets
(Expressed in United States dollars)

August 31, 2004 and 2003

	2004	2003

Assets

Current assets:
Cash	$17,523	$6,123
Short-term investments	8,661	8,091
Accounts receivable, net of allowance for doubtful accounts of
$19,291 (2003 - $12,241)	67,484	169,402
Inventory	3,480	4,305
Prepaid expenses	18,846	1,712
Total current assets	115,994	189,633

Software development costs (note 4)	81,857	-

Other assets, net of accumulated amortization of $73,306 (2003 - $44,665)	5,198	28,009

Equipment (note 5)	73,572	54,733

Total assets	$276,621	$272,375

Liabilities and Stockholders’ Deficiency

Current liabilities
Accounts payable and accrued liabilities (note 6)	$440,997	$543,281
Loans payable (note 7)	20,564	10,825
Unearned revenue	62,305	64,013
Total current liabilities	523,866	618,119

Deferred leasehold inducement (note 8)	73,071	-

Obligation for share settlement (note 9)	100,000	100,000

Stockholders’ deficiency:
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 35,316,098 shares (2003 – 33,003,598)	35,318	33,005
Issued and held for settlement: 133,333 shares
Additional paid-in capital	3,688,208	3,246,079
Common stock issuable	25,000	-
Deferred stock compensation	-	(865)
Deficit	(4,088,494)	(3,669,058)
Accumulated other comprehensive loss	(80,348)	(54,905)
Total stockholders’ deficiency	(420,316)	(445,744)

Total liabilities and stockholders’ deficiency	$276,621	$272,375

Continuing operations (note 2)
Commitments and contingencies (notes 13 and 14)
Subsequent event (note 18)

See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Statements of Operations
(Expressed in United States dollars)

Years ended August 31, 2004 and 2003

	2004	2003

Revenue	$751,914	$1,133,098

Operating expenses:
General and administrative	510,074	370,189
Sales and marketing	445,507	432,109
Research and development	258,361	367,598
Depreciation and amortization	42,638	47,894
	1,256,580	1,217,790

Loss before undernoted	(504,666)	(84,692)

Interest expense	(6,197)	(18,013)
Interest and other income	12,206	8,433
Extinguishment of debt	79,221	-

Loss for the year	$(419,436)	$(94,272)

Loss per common share, basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic and diluted	34,704,896	32,148,984

See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Statements of Stockholders’ Deficiency and Comprehensive Loss
(Expressed in United States dollars)

							Accumulated	Total
			Additional		Deferred		other	stockholders’
	Common stock		paid-in	Shares	stock		comprehensive	equity
	Shares	Amount	capital	issuable	compensation	Deficit	loss	(deficiency)

Balance, August 31, 2002	28,730,903	$28,382	$2,828,580	$50,000	$(18,093)	$(3,574,786)	$(10,285)	$(696,202)

Loss for the year	-	-	-	-	-	(94,272)	-	-
Cumulative translation adjustment	-	-	-	-	-	-	(44,620)	-
Comprehensive loss								(138,892)
Common stock issued for services rendered	1,100,000	1,100	140,021	-	-	-	-	141,121
Common stock issued for settlement of debt	336,300	336	34,294	-	-	-	-	34,630
Common stock issued for cash on private
placement	1,550,000	1,550	148,450	(50,000)	-	-	-	100,000
Common stock issued on conversion of
loans payable	2,000,000	2,000	182,000	-	-	-	-	184,000
Finders fee cancelled	-	-	10,000	-	-	-	-	10,000
Provision for note receivable (note 10)			(99,946)					(99,946)
Amortization of deferred stock compensation	-	-	(3,646)	-	17,228	-	-	13,582
Common stock cancelled	(713,605)	(363)	363	-	-	-	-	-
Options issued to non-employees for services	-	-	5,963	-	-	-	-	5,963

Balance, August 31, 2003	33,003,598	$33,005	$3,246,079	$-	$(865)	$(3,669,058)	$(54,905)	$(445,744)

Loss for the year	-	-	-	-	-	(419,436)	-	-
Cumulative translation adjustment	-	-	-	-	-	-	(25,443)	-
Comprehensive loss	-	-	-	-	-	-	-	(444,879)
Common stock issued for services
rendered (note 11 (a))	250,000	250	79,750	-	-	-	-	80,000
Common stock issued for cash on private
placement (note 11 (b))	2,000,000	2,000	268,000	-	-	-	-	270,000
Common stock issued on options
exercised (note 11 (c))	62,500	63	15,562	-	-	-	-	15,625
Common stock issuable on options
exercised (note 11 (d))	-	-	-	25,000	-	-	-	25,000
Amortization of deferred stock compensation	-	-	-	-	865	-	-	865
Options issued to non-employees for services	-	-	78,817	-	-	-	-	78,817

Balance, August 31, 2004	35,316,098	$35,318	$3,688,208	$25,000	$-	$(4,088,494)	$(80,348)	$(420,316)

See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

Years ended August 31, 2004 and 2003

	2004	2003

Cash flows from operating activities:
Loss for the year	$(419,436)	$(94,272)
Items not involving cash:
Depreciation and amortization	42,638	47,874
Leasehold inducement (note 8)	50,531	-
Shares issued for services rendered	80,000	141,121
Stock-based compensation – employees	865	13,582
Stock-based compensation – non-employees	78,817	5,963
Interest accrued on term deposit	(121)	(142)
Changes in non-cash working capital:
Accounts receivable	109,767	(80,066)
Inventory	1,049	(4,024)
Prepaid expenses	(16,805)	57,267
Accounts payable and accrued liabilities	(129,675)	9,296
Unearned revenue	(5,180)	(208,869)
Net cash used in operating activities	(207,550)	(112,270)

Cash flows from investing activities:
Software development costs	(81,857)	-
Purchase of equipment	(10,904)	(938)
Purchase of other assets	(1,782)	(10,489)
Net cash used in investments	(94,543)	(11,427)

Cash flows from financing activities:
Proceeds from loans payable	9,014	1,349
Proceeds from issuances on options exercised	15,625	-
Proceeds from common stock issuable on options exercised	25,000	-
Net proceeds from issuances of common stock and subscriptions	270,000	116,000
Amounts paid to related party	-	(37)
Net cash provided by financing activities	319,639	117,312

Net increase (decrease) in cash during the year	17,546	(6,385)

Effect of foreign exchange rate changes on cash	(6,146)	(8,489)

Cash, beginning of year	6,123	20,997

Cash, end of year	$17,523	$6,123

Supplementary disclosure:
Cash paid for:
Interest	$6,197	$18,013
Non-cash transactions:
Leasehold improvements acquired through lease inducement	22,540	-
Common stock issued on conversion of loans payable	-	184,000
Common stock issued for cash received in prior period	-	50,000
Stock issued for settlement of debt	-	34,630
Barter transaction	-	9,700

See accompanying notes to consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2004 and 2003

1.	Organization

Destiny Media Technologies Inc. (the “Company”) was incorporated in August 1998 under the laws of the State of Colorado. The Company develops technologies that allow for the distribution over the Internet of digital media files in either a streaming or digital download format. The technologies are proprietary. The Company operates out of Vancouver, BC, Canada and serves customers predominantly located in the United States and Canada.

2.	Continuing operations

From inception of the business, the Company has incurred cumulative operating losses of $4,088,494 and at August 31, 2004 had a working capital deficiency of $407,872. As a result, substantial doubt exists about its ability to continue as a going concern.

These financial statements have been prepared on the going concern basis which assumes that the Company will be able to realize its assets and satisfy its liabilities and commitments in the ordinary course of business. Operations to date have been primarily financed by equity transactions. Unless the Company is able to grow sales and generate positive cash flows, the Company will need additional capital through public or private financings that may not be available on reasonable terms. Accordingly, the Company will require the continued financial support from its shareholders and creditors until it is able to generate sufficient cash flows from operations on a sustained basis.

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

(a) Principles of consolidation:

The financial statements include the accounts of the Company and its wholly owned subsidiary, Destiny Software Productions Inc. (“Destiny”). All inter-company balances and transactions have been eliminated on consolidation.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2004 and 2003

3.	Significant accounting policies:

	(b)	Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

	(c)	Revenue recognition:

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

The Company recognizes product revenue upon transfer of title, which occurs on shipment of product, as all other revenue recognition criteria are satisfied. When significant post- delivery obligations exist, revenue is deferred until such obligations are fulfilled. Cash received in advance of meeting the revenue recognition criteria is recorded as unearned revenue.

Royalty revenue from third party sales is recognized when there is persuasive evidence that the arrangement is complete, and only when all deliverables have been performed.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2004 and 2003

(c)	Revenue recognition (continued):

Revenues generated in exchange for consulting and advertising services are valued at the fair value of the services exchanged, based on the Company’s own historical practice of receiving cash, or other consideration that is readily convertible to known amounts of cash for similar advertising from buyers unrelated in the barter transaction. During the year ended August 31, 2004, the Company recognized $nil (2003 - $9,700) of revenue from barter transactions.

(d)	Allowance for doubtful accounts:

The Company establishes an allowance for doubtful accounts through review of open accounts, and historical collection and allowance amounts. The allowance for doubtful accounts is intended to reduce trade accounts receivable to the amount that reasonably approximates their fair value due to their short-term nature. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the financial statements based on collection experience.

(e)	Inventory:

Inventory, consisting solely of finished goods, is carried at the lower of cost, determined on a weighted average basis, and net realizable value.

(f)	Research and development costs:

Research and, except as indicated below, development costs are expensed as incurred. Software and related development costs, after the establishment of technological feasibility and commercial viability, are capitalized as software development costs until the product is ready for general release to customers in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”.

Amortization is provided on a product by product basis over the estimated economic life of the product, not to exceed three years. Amortization commences when the product is available for general release to customers. As at August 31, 2004, the Company had capitalized software development costs of $81,857 (2003 - $nil).

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2004 and 2003

3.	Significant accounting policies (continued):

	(g)	Equipment:

Equipment is stated at cost. Depreciation is calculated using the declining balance method at the following annual rates, commencing upon utilization of the assets:

Asset	Rate

Furniture and fixtures	20%
Computer hardware	30%
Leasehold improvements	Term of the lease

(h)	Other assets:

Other assets consist of domain names, trademarks and patents and are being amortized straight-line over three years. The balance capitalized as at August 31, 2004 will be fully amortized in 2005.

(i)	Impairment of long-lived assets:

The Company assesses the recoverability of its long-lived assets by determining whether the carrying value of the long-lived assets can be recovered over their remaining lives through undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved. Through August 31, 2004, no impairment charges have been recognized.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2004 and 2003

3.	Significant accounting policies (continued):

	(j)	Translation of foreign currencies:

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

	(k)	Advertising:

Advertising costs are expensed as incurred and totaled $65,488 and $24,998 during the years ended August 31, 2004 and 2003, respectively.

	(l)	Income taxes:

Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standard No. 109 “Accounting for Income Taxes” (“FAS 109”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the expectation of recoverability of the asset does not meet the more likely than not criteria.

	(m)	Capital stock issued for consideration other than cash:

Capital stock issued for consideration other than cash is recorded at an estimate of the fair value of the stock issued or issuable or at an estimate of the fair value of the goods or services received, whichever is more readily ascertainable.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2004 and 2003

3.	Significant accounting policies (continued):

	(n)	Stock option and share purchase plans:

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

The Company applies APB Opinion No. 25 in accounting for its employee stock option plan as the employee stock compensation cost has been recognized in the financial statements only to the extent of intrinsic value. Had the Company determined compensation cost based on the fair value on the measurement date for its employee stock option plan using the assumptions for the Black-Scholes valuation model described below, the Company’s net loss and loss per share for 2004 and 2003 would have increased to the pro forma amounts indicated below:

	2004	2003

Loss for the period:
As reported	$(419,436)	$(94,272)
Stock-based compensation expense recognized	$79,682	$19,545
Compensation expense based on fair value
method	$(289,263)	$(67,907)
Pro forma loss	$(629,017)	(142,634)
Loss per share, basic and diluted:
As reported	$(0.01)	$(0.00)
Pro forma	$(0.02)	$(0.00)

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2004 and 2003

3.	Significant accounting policies (continued):

	(n)	Stock option and share purchase plans (continued):

The fair value of each option grant is estimated on the date of the grant using the Black- Scholes option-pricing model with the following assumptions:

	2004	2003

Expected dividend yield	-	-
Risk-free interest rate	5.5%	5.5%
Volatility	180%	190%
Expected lives	2.00 years	2.00 years
Per share weighted average fair value of stock
options granted	$0.27	$0.12

	(o)	Accounting change:

For the year ended August 31, 2003, the Company adopted Statement of Financial Accounting Standards No. 145, (“SFAS 145”), which resulted in a change in the classification of a loss arising on debt settlement as an extraordinary item to an item included within loss from continuing operations.

	(p)	Loss per common share:

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the year. Diluted loss per common share is computed by giving effect to all potential dilutive options that were outstanding during the year. For the years ended August 31, 2004 and 2003, all outstanding were anti-dilutive.

4.	Software development costs:

	2004	2003
Cost	$81,857	$-
Accumulated amortization	-	-
	$81,857	$-

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2004 and 2003

5.	Equipment:

		Accumulated
		depreciation and	Net book
2004	Cost	amortization	value

Furniture and fixtures	$61,533	$41,690	$19,843
Computer hardware	137,735	105,841	31,894
Leasehold improvements	31,113	9,278	21,835

	$230,381	$156,809	$73,572

		Accumulated
		depreciation and	Net book
2003	Cost	amortization	value

Furniture and fixtures	$58,309	$34,806	$23,503
Computer hardware	120,061	89,606	30,455
Leasehold improvements	8,791	8,016	775

	$187,161	$132,428	$54,733

6.	Accounts payable and accrued liabilities

Accrued liabilities as at August 31, 2004 and 2003 totaled $33,648 and $53,838 respectively.

7.	Loans payable:

	2004	2003

Loan payable, due to a shareholder, unsecured,
non-interest bearing	$20,564	$10,825

8.	Leasehold Inducements

The Company has recorded leasehold improvements and deferred lease inducements, representing the value of a leasehold improvement allowance received and the value of six months free rent provided by the Company’s landlord. The leasehold improvements and the inducement will be amortized over the contractual lease term.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2004 and 2003

9.	Obligation for share settlement

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

10.	Note receivable

During the year ended August 31, 2003 an accounting provision of $99,946 was recorded against a note receivable from a former director due to the uncertainty of its resolution and collection. The note receivable consists of proceeds from short-swing profits owing to the Company by the former director, in accordance with securities regulatory rules in the United States. The note bears interest at a rate of prime plus 1%. The Company has commenced proceedings regarding the collection of the note as the balance plus interest was due on September 8, 2001.

11.	Share capital:

	(a)	Common shares issued for services rendered:

On February 24, 2004, the Company issued 250,000 common shares to a third party pursuant to a consulting agreement. The common shares issued have been valued at their market value on the date the services were provided.

	(b)	Common shares issued for cash:

On November 21, 2003, the Company completed a series of private placements, which consisted of the issuance of 2,000,000 common shares at a price of $0.15 per share for gross proceeds of $300,000. In connection with this offering the Company paid an agent’s fee of $30,000.

	(c)	Common shares issued on options exercised:

During the year ended August 31, 2004, 62,500 employee stock options at $0.25 were exercised for net proceeds of $15,625.

	(d)	Common shares issuable on options exercised:

On August 31, 2004, 100,000 employee stock options at $0.25 were exercised for net proceeds of $25,000. The Company issued the required common shares September 2, 2004.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2004 and 2003

11.	Share capital (continued):

	(e)	Stock option plan:

Pursuant to a stock option plan amended March 29, 2004, the Company has reserved 3,750,000 common shares for future issuance under its stock option plan. At August 31, 2004, 3,127,000 (2003 – 1,880,500) options had been granted and were outstanding and an additional 623,000 (2003 – 1,869,500) shares were available for grant under the Plan. Stock option activity is presented below:

		Weighted
	Number of	average
	shares	exercise price

Outstanding, August 31, 2002	2,135,500	$0.49
Granted	-	-
Exercised	-	-
Forfeited	(255,000)	(0.57)
Expired	-	-

Outstanding, August 31, 2003	1,880,500	0.48
Granted	1,597,750	0.25
Exercised	(162,500)	0.25
Forfeited	(188,750)	(0.36)
Expired	-	-

Outstanding, August 31, 2004	3,127,000	$0.49

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2004 and 2003

11.	Share capital (continued):

	(e)	Stock option plan (continued):

The following table summarizes information concerning outstanding and exercisable options at August 31, 2004:

		Options outstanding		Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Exercise	Number	contractual	exercise price	Number	exercise price
prices	outstanding	life (in years)	per share	exercisable	per share

$0.25	2,294,000	2.42	$0.24	2,250,938	$0.24
0.50	170,000	4.75	0.11	38,000	0.11
0.83	120,000	0.11	0.83	120,000	0.83
1.00	468,000	0.11	1.00	468,000	1.00
1.80	50,000	0.67	1.80	50,000	1.80
2.50	25,000	1.08	2.50	25,000	2.50

	3,127,000	2.07	$0.49	2,951,938	$0.49

Of the total options outstanding at year end, 2,525,000 (2003 – 1,702,500) were granted to employees and 602,000 (2003 – 178,000) were granted to non-employees of the Company. The stock-based compensation expense, representing the intrinsic value of the vested options granted to employees was $865 (2003 - $13,582), calculated in accordance with APB Opinion No. 25. The compensation expense related to options granted to non-employees was $78,817 (2003 - $5,963), calculated in accordance with SFAS 123.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2004 and 2003

12.	Income taxes:

	2004	2003

Deferred tax assets:
Net operating loss carry forwards	$1,473,282	$1,348,555
Book over tax depreciation	41,577	34,669
	1,514,859	1,383,254
Valuation allowance	(1,514,859)	(1,383,254)

	$-	$-

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal and Canadian statutory tax rates to income tax expense is:

	2004	2003
Tax at blended U.S./Canadian statutory rates	34.0%	34.0%
Change in valuation allowance	(34.0%)	(34.0%)
Tax recovery (expense)	-	-

The reconciliation of (losses) earnings from operations by geographic region is as follows:

	2004	2003
United States	$(60,486)	$(180,742)
Canada	(358,950)	86,470
	$(419,436)	$(94,272)

If not utilized to reduce future taxable income, the Company’s net operating loss carry-forwards will expire as follows:

	Canada	United States

2005	$-	$-
2006	$114,226	$-
2007	$1,105,168	$-
2008	$1,025,553	$-
2009	$420,879	$-
2010	$-	$-
2011 and thereafter	$274,984	$1,194,167

	$2,940,810	$1,194,167

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2004 and 2003

13.	Commitment

The Company’s previous existing sub-lease expired on February 29, 2004. On February 9, 2004, the Company entered into a new lease with an unrelated landlord commencing September 1, 2004 for a term of 36 months. The rent expense under this lease for the years ended August 31, 2005, 2006 and 2007, total $151,212 CDN, $156,946 CDN and $162,680 CDN respectively.

14.	Contingencies

Destiny has commenced legal proceedings against Impatica.com Inc. (“Impatica”) for payment of $512,500 in unpaid technology licensing fees. It is the Company’s position that Impatica has repudiated the licensing agreement and that the unpaid license fees totaling $512,500 are a debt owing by Impatica to Destiny.

Impatica has denied liability to Destiny on the basis that the license agreement was not formalized. Impatica has filed a counterclaim against Destiny seeking return of $162,500 advanced to Destiny on an alleged “good faith” agreement based on the allegation that the technology did not perform as represented. These funds were recorded as revenues earned in fiscal 2001 in accordance with the Company’s revenue recognition policy.

No amounts have been recorded as receivable or payable in the financial statements at August 31, 2004 as the outcome of this claim and counterclaim is not determinable.

The Company’s are currently in discussions to resolve this matter outside of the courts.

15.	Related party transactions and balances:

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

(a)
During the year, the Company was charged $nil (2003 - $13,335) for consulting services provided by directors and officers. In addition, commissions of $2,867 (2003 - $7,691) were paid to directors and officers.

(b)	During the year, the Company earned $4,785 (2003 - $5,060) in rental revenue from space sublet to a director.

(c)	During the year, the Company earned $7,549 (2003 - $2,530) in rental revenue from space sublet to a company in which an officer is a significant shareholder.

(d)
As at August 31, 2004, accounts payable include $463 (2003 - $9,644) owing to directors and officers of the Company. Accounts receivable include $542 (2003 - $3,961) owing from directors and officers of the Company.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Consolidated Financial Statements (Expressed in United States dollars) Years ended August 31, 2004 and 2003

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

Years ended August 31,	2004	2003

United States	$568,209	$792,338
Canada	65,622	209,720
Other	118,083	131,040

Total revenue	$751,914	$1,133,098

18.	Subsequent event

On September 14, 2004, a statement of claim was filed against the Company by its former solicitor for fees of $145,978 CDN relating to legal services provided in connection with a failed transaction in 2001 and other general corporate matters. It is the Company’s position that a significant portion of the fees being sought by the former solicitor are unwarranted, and that the fees should not be borne by the Company. The Company has engaged legal counsel to defend itself and will file a counter claim for material damages suffered. As at August 31, 2004, the Company has accrued for the disputed fees and will seek all options available to extinguish this debt. Any adjustments to the amounts recognized will be recorded when determinable.

ITEM 8.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 Not applicable.

ITEM 8A.              CONTROLS AND PROCEDURES.

 As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as August 31, 2004, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Steven Verstergaard. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal year ended August 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

31 of 43

PART III

ITEM 9.             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of October 29, 2004 are as follows:

DIRECTORS:

Name of Director	Age

Steven Vestergaard	38

Edward Kolic	43

Lawrence J. Langs	43

Yoshitaro Kumagai	58

Wayne Koshman	42

EXECUTIVE OFFICERS:

Name of Officer	Age	Office Held

Steven Vestergaard	38	President, Chief Executive Officer and Chief Financial Officer

Edward Kolic	43	Secretary

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

32 of 43

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

Wayne Koshman. Mr. Koshman was appointed as one of our directors on May 29, 2002. Mr. Koshman has been a director and the chief executive officer of Terrawest Management Inc., a company engaged in mining and exploration in China, from June 2002 to present. Mr. Koshman was the director of GIS Technologies, a company engaged in the development of smartcard technology, from November 2000 to March 2002. Mr. Koshman was a project consultant for Zaatec Technologies Inc., a Japanese hard disk technology firm, from March 1999 to April 2000. Mr. Koshman was the head of corporate development for international sales for Moduline Industries Ltd., a subsidiary of Champion Industries, a large home manufacturer, from March 1998 to June 1999. Mr. Koshman was the international sales manager for Asia

33 of 43

for Nortec Design group from November 1996 to February 1998. Mr. Koshman is a founder of Skytech Bio Conversion Inc., a biotechnology company working with the National Research Council of Canada and the University of British Columbia on phase one trials of microbial technology for treating organic solids.

SIGNIFICANT EMPLOYEE

We have the following employee who we expect to make a significant contribution to our business:

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by us, we believe that during the fiscal year ended August 31, 2004 all such filing requirements applicable to our officers and directors were complied with.

34 of 43

ITEM 10.            EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information as to Mr. Steven Vestergaard, our chief executive officer, and Mr. David Lawrence, our former chief executive officer, for our fiscal years ended August 31, 2004, 2003 and 2002. Mr. Vestergaard and Mr. Lawrence are our sole “named executive officer”. None of our executive officers earned more than $100,000 during our last fiscal year ended August 31, 2004. No person other than Mr. Vestergaard acted as our chief executive officer during our last fiscal year ended August 31, 2004. No other compensation was paid to Mr. Vestergaard or Mr. Lawrence other than the compensation set forth below.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compensation	AWARDS		PAYOUTS
						Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)	All Other Compen- sation
Steven Vestergaard (1), (3)	Director President CEO, CFO	2004 2003 2002	$78,506 $72,537 $59,305	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
David Lawrence (2), (3)	Former Chief Executive Officer	2004 2003 2002	$0 $0 $34,358	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Notes to Summary Compensation Table:

(1)	All salaries paid to Mr. Vestergaard are paid in Canadian dollars.

(2)	Mr. Lawrence was our chief executive officer from January 2001 to February 2002. Amounts paid to Mr. Lawrence were paid in Canadian dollars.

(3)	Compensation is stated in United States dollars and is based on an exchange rate of $0.8162 US dollars for each $1.00 Canadian dollar as of December 8, 2004.

STOCK OPTION GRANTS

We granted 225,000 stock options to Mr. Vestergaard, our sole named executive officers, during our most recent fiscal year ended August 31, 2004.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

Mr. Vestergaard, our sole named executive officer, exercised 100,000 stock options but did not sell any common shares during our most recent fiscal year ended August 31, 2004. The following is a summary of

35 of 43

the share purchase options exercised by our named executive officers during the financial year ended August 31, 2004 and the year end values of outstanding options held by our named executive officers:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name (#)	Common Shares Acquired on Exercise ($)	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In-The-Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Steven Vestergaard President CEO and CFO Director	100,000	$25,000	500,000	$NIL
David Lawrence Former Chief Executive Officer	NIL	Not Applicable	NIL	$NIL

On August 31, 2004, Steve Vestergaard exercised 100,000 options at $0.25 pursuant to an option agreement for net proceeds to the Company of $25,000.

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans.

36 of 43

OUTSTANDING STOCK OPTIONS

The following table shows the issued and outstanding stock options held by our officers and directors. No person known by us to beneficially own more than 5% of our common stock as of December 8, 2004 holds any stock options.

OUTSTANDING STOCK OPTIONS
Name	Exercise Price	No. of Options	Date of Grant	Vesting Date	Expiry Date
Steven Vestergaard Chief Executive Officer and Chief Financial Officer Director	NA	NA	NA	NA	NA
Edward Kolic Secretary Director	$0.25 $0.25	73,903 76,097	Dec. 21, 2000 Dec.21, 2000	Dec. 21, 2000 Apr. 21, 2000	Dec. 21, 2005 Dec. 21, 2005
Wayne Koshman Director	$0.25	150,000	May 29, 2002	Vesting Monthly over 24-Month Period	May 29, 2007
Yoshitaro Kumagai Director	$0.25 $0.25 $2.50 $0.25	25,000 25,000 25,000 100,000	January 1, 2004 Apr. 1, 2000 Oct. 1, 2000 Aug. 23, 2001	January 1, 2004 May 1, 2002 Nov. 1, 2002 Vesting Monthly over 25-Month Period	December 31, 2008 Apr. 1, 2005 Oct. 1, 2005 Sept. 23, 2006
Lawrence J. Langs Director	$0.25 $0.25	27,123 122,877	Dec. 21, 2000 Dec. 21, 2000	Dec. 21, 2000 May 21, 2001	Dec. 21, 2005 Dec. 21, 2005

Subsequent to year end, Mr. Vestergaard exercised 275,000 options at $0.25 pursuant to option agreements for net proceeds to the Company of $68,750. In addition, 105,000 options at $1.00 and 120,000 options at $0.83 expired respectively on October 12, 2004.

COMPENSATION ARRANGEMENTS

We currently pay to Mr. Vestergaard a salary of $96,315 Canadian (equal to approximately $78,506 US) per year. We are not party to any written employment agreement with Mr. Vestergaard. We do not have any agreements with Mr. Vestergaard regarding the payments of bonus or other performance incentives. Mr. Vestergaard is eligible to receive stock options as and when approved by our board of directors.

37 of 43

ITEM 11.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 8, 2004 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS:
Common Stock	Steven Vestergaard President Chief Executive Officer and Chief Financial Officer	8,780,030 (2)	24.3%
Common Stock	Edward Kolic Secretary Director	266,300 (3)	0.7%
Common Stock	Lawrence J. Langs Director	150,000 (4)	0.4%
Common Stock	Yoshitaro Kumagai Director	566,900 (5)	1.6%
Common Stock	Wayne Koshman Director	150,000 (6)	0.4%
Common Stock	All Officers and Directors as a Group (5 persons)	9,913,230	27.4%
5% SHAREHOLDERS
Not applicable	Not applicable	Not applicable	Not applicable

(1)
Under Rule 13d-3 of the Securities Exchange Act of 1934, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the

38 of 43

shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 8, 2004. As of December 8, 2004, there were 36,119,431 shares of our common stock issued and outstanding.

(2)	Consists of 8,780,030 shares held by Mr. Vestergaard.and nil shares that are immediately acquirable upon the exercise of stock options held by Mr. Vestergaard within 60 days of December 8, 2004.

(3)	Consists of 632,310 shares held by Mr. Kolic and 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Kolic within 60 days of December 8, 2004.

(4)	Consists of 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Langs within 60 days of December 8, 2004.

(5)	Consists of 250,000 shares held by Mr. Kumagai and 175,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Kumagai within 60 days of December 8, 2004.

(6)	Consists of 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Koshman within 60 days of December 8, 2004.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

EQUITY COMPENSATION PLAN INFORMATION

We have one equity compensation plan, namely our Amended 1999 Stock Option Plan, under which up to 3,750,000 shares of our common stock have been authorized for issuance to our officers, directors, employees and consultants. Our Amended 1999 Stock Option Plan has been approved by the Company’s stockholders. The following summary information is presented for our 1999 Stock Option Plan on an aggregate basis as of August 31, 2004.

39 of 43

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	3,127,000 Shares of Common Stock	$0.49 per Share	623,000 Shares of Common Stock
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

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

SHARE ISSUANCES

During the year ended August 31, 2004, no common shares were issued to any officers or directors of the Company.

MANAGEMENT AGREEMENTS

As at August 31, 2004, no agreements existed with any member of the management team.

40 of 43

ITEM 13.             EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

33.1	Destiny Media Consent of Independent Registered Public Accounts Firm

(1) Filed as an exhibit to this Annual Report on Form 10-KSB

(b) Reports on Form 8-K.

There were not reports on Form 8-K to be disclosed for the year ended August 31, 2004.

41 of 43

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(a) Audit Fees

Total audit fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB will total CDN $47,000 (2003 – CDN $41,000)

(b) Audit-Related Fees

During fiscal 2004 we were not required to incur any additional audit-related fees in preparation of our financial statements or otherwise (2003 - $nil)

(c) Tax Fees

We do not engage our principal accountant to assist with the preparation or review of our annual tax filings. We do, however, engage an outside tax consultant to provide this service. In fiscal 2004 we will pay CDN $2,000 (2003 – CDN $1,750)

(d) All Other Fees

During fiscal 2004 we did not incur any other fees other than assurance and tax consulting fees disclosed in items 14 (a) and 14 (c) (2003 - $nil)

(e) Audit Committees Pre-approval Policy
The audit committee pre-approval policies include annually approving the principal accountants and a detailed review and discussion of the principal accountants current year audit engagement letter and fees estimate.

42 of 43

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/ Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer and Chief Financial Officer
Director
Date: December 14, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: December 14, 2004

By:	/s/ Edward Kolic
Edward Kolic
Director
Date: December 14, 2004

By:	/s/ Yoshitaro Kumagai
Yoshitaro Kumagai
Director
Date: December 14, 2004