Form 10QSB
period 2004-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2005-01-19
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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
Yes   ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 35,859,098 Shares of $0.001 par value common stock outstanding as of November 30, 2004.

Transitional small business disclosure format (check one):
Yes  ☐    No ☒

PART I - FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS.

Interim Consolidated Financial Statements
(Expressed in United States dollars)

DESTINY MEDIA TECHNOLOGIES INC.

Three months ended November 30, 2004 and 2003

(Unaudited)

DESTINY MEDIA TECHNOLOGIES INC.
Interim Consolidated Balance Sheets
(Expressed in United States dollars)

	November 30,	August 31,
	2004	2004
	(Unaudited)
Assets

Current assets:
Cash	$25,221	$17,523
Short-term investments	9,584	8,661
Accounts and other receivables, net of allowance for doubtful
accounts of $9,575 (August 31, 2004 - $19,291)	75,394	67,484
Inventory	3,038	3,480
Prepaid expenses	13,157	18,846
Total current assets	126,394	115,994

Software development costs, net of accumulated amortization
of $5,627 (August 31, 2004 - $nil)	95,663	81,857

Other assets, net of accumulated amortization of $82,616
(August 31, 2004 - $73,306)	4,251	5,198

Equipment, net of accumulated amortization of $168,052
(August 31, 2004 - $156,809)	78,845	73,572

Total assets	$305,153	$276,621

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$401,167	$440,997
Loans payable	58,250	20,564
Deferred revenue	84,301	62,305
Total current liabilities	543,718	523,866

Deferred lease hold inducement	75,318	73,071

Obligation for share settlement	100,000	100,000

Stockholders’ deficiency:
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 35,859,098 shares
(August 31, 2004 – 35,316,098 shares)	35,861	35,318
Issued and held for settlement: 133,333 shares
Additional paid-in capital	3,823,341	3,688,208
Stock issuable	26,750	25,000
Deficit	(4,191,518)	(4,088,494)
Accumulated other comprehensive loss	(108,317)	(80,348)
Total stockholders’ deficiency	(413,883)	(420,316)

Total liabilities and stockholders’ deficiency	$305,153	$276,621

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Interim Consolidated Statements of Operations
(Unaudited)
(Expressed in United States dollars)

	Three months	Three months
	ended	ended
	November 30,	November 30,
	2004	2003

Sales	$192,823	$217,592

Operating expenses:
General and administrative	107,290	93,858
Sales and marketing	113,332	100,088
Research and development	59,068	46,312
Depreciation	12,595	6,849
	292,285	247,107

Loss from operations	(99,462)	(29,515)

Interest and other income	-	5,629
Interest and other expense	(3,562)	(3,040)

Loss for the period	$(103,024)	$(26,926)

Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighed average common shares outstanding, basic and diluted	35,669,362	33,223,378

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Interim Consolidated Statements of Stockholders’ Deficiency and Comprehensive Loss
(Expressed in United States dollars)

			Additional		Deferred		Cumulative	Total
	Common stock		Paid-in	Shares	stock		translation	stockholders’
	Shares	Amount	capital	issuable	compensation	Deficit	adjustment	deficiency

Balance, August 31, 2004	35,316,098	$35,318	$3,688,208	$25,000	$-	$(4,088,494)	$(80,348)	$(420,316)

Loss for the period	-	-	-	-	-	(103,024)	-	-
Cumulative translation adjustment	-	-	-	-	-	-	(27,969)	-
Comprehensive loss	-	-	-	-	-	-	-	(130,993)
Common stock issued on options
Exercised (note 5)	543,000	543	135,133	(25,000)	-	-	-	110,676
Common stock issuable on options
exercised (note 5)	-	-	-	26,750	-	-	-	26,750

Balance November 30, 2004	35,859,098	$35,861	$3,823,341	$26,750	$-	$(4,191,518)	$(108,317)	$(413,883)

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Interim Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

	Three months	Three months
	ended	ended
	November 30,	November 30,
	2004	2003

Cash flows from operating activities:
Loss for the period	$(103,024)	$(26,926)
Items not involving cash:
Depreciation and amortization	12,595	6,849
Deferred lease benefit	(5,277)	-
Stock-based compensation - employees	-	865

Changes in non-cash working capital:
Accounts receivable	(688)	95,404
Inventory	774	278
Prepaid expenses	7,336	1,078
Accounts payable and accrued liabilities	(81,189)	(165,370)
Deferred revenue	14,640	(24,215)
Net cash used in operating activities	(154,833)	(112,037)

Cash flows from investing activities:
Purchase of equipment	(3,299)	(630)
Purchase of other assets	-	(1,078)
Software development costs	(12,509)	-
Net cash used in investing activities	(15,808)	(1,708)

Cash flows from financing activities:

Net change to loans payable	33,833	(11,257)
Net proceeds from common stock issuable on options exercised	26,750	-
Net proceeds from issuance of common stock	110,676	270,000
Net cash provided by financing activities	171,259	258,743

Net increase in cash and cash equivalents
during the period	618	144,998

Effect of foreign exchange rate changes on cash	7,080	(10,160)

Cash and cash equivalents at beginning of period	17,523	6,123

Cash and cash equivalents at end of period	$25,221	$140,961

Supplementary disclosure:
Cash paid for:
Interest	$3,562	$3,040
Non-cash transactions:
Deferred stock-based compensation	-	865

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in United States dollars) Three months ended November 30, 2004 and 2003

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

From inception of the business, the Company has incurred cumulative losses of $4,191,518 and at November 30, 2004 had a working capital deficiency of $417,324. As a result, doubt exists about its ability to continue as a going concern.

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

The financial information at November 30, 2004 and for the three month periods ended November 30, 2004 and 2003 is unaudited.

The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending August 31, 2005. This Form 10-QSB should be read in conjunction with the Form 10-KSB that includes audited consolidated financial statements for the years ended August 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the two years ended August 31, 2004 and 2003.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in United States dollars) Three months ended November 30, 2004 and 2003

4.	Accounts payable and accrued liabilities:

Accrued liabilities as at November 30, 2004 totaled $59,527 (August 31, 2004 - $33,648).

5.	Share capital:

Common shares issued for cash:

During the period ended November 30, 2004, the Company issued 543,000 common shares and received gross proceeds of $135,676 on the exercise of 550,000 options. As at August 31, 2004 100,000 common shares were issuable for proceeds of $25,000 which had been received prior to the start of the quarter. These shares were issued during the quarter and are included in the 543,000 shares issued during the quarter. An additional 107,000 common shares remain issuable as at November 30, 2004 for proceeds of $26,750 (see below).

Common shares issuable:

On November 30, 2004, 107,000 employee stock options at a strike price of $0.25 were exercised for net proceeds of $26,750.

6.	Contingencies:

Destiny, a subsidiary of the Company, has commenced legal proceedings against Impatica.com Inc. (“Impatica”) for payment of approximately $512,500 in unpaid technology licensing fees. It is the Company’s position that Impatica has repudiated the licensing agreement and that the unpaid license fees totaling $512,500 are a debt owing by Impatica to the Company.

The defendant has denied liability to the Company on the basis that the license agreement was not formalized. The defendant has filed a counterclaim against the Company seeking return of $162,500 advanced to the Company on an alleged “good faith” agreement based on the allegation that the technology did not perform as represented. These funds were recorded as revenues earned in accordance with the Company’s revenue recognition policy in fiscal 2001.

At November 30, 2004 as the outcome of this claim and counterclaim is not determinable. As such, no amounts have been accrued at quarter end.

On September 14, 2004, a statement of claim was filed against the Company by its former solicitor for fees of $145,978 CDN relating to legal services provided in connection with a failed transaction in 2001 and other general corporate matters. It is the Company’s position that a significant portion of the fees being sought by its former solicitor are unwarranted and that the fees should not be borne by the Company. The Company has engaged legal counsel to defend itself and has launched a counterclaim. The Writ of Summons was filed in the BC Supreme Court on September 14, 2004. As at November 30, 2004 and August 31, 2004, the company has accrued for the disputed fees and will seek all options available to extinguish this debt. Any adjustments to the amounts recognized will be recorded when determinable.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in United States dollars) Three months ended November 30, 2004 and 2003

7.	Related party transactions and balances:

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

	(a)	During the quarter, the Company earned $ Nil (November 30, 2003- $2,814) in rental revenue from space sublet to a director.

	(b)	During the quarter, the Company earned $ Nil (November 30, 2003- $2,814) in rental revenue from space sublet to a company in which an officer is a significant shareholder.

	(c)	As at period end, loans payable included $38,250 (August 31, 2004 – $Nil) owing to directors and officers of the Company.

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

1.	Clipstream™ is a Java based technology which enables content owners to embed live and on demand audio and video into websites and emails.
2.
MPE is a system for securely moving digital content from one computer to another through the internet. The content is locked to a digital fingerprint of the destination computer. Currently, MPE supports the distribution of music, but it could be adopted to move video, software, research reports, etc.

3.
Radio Destiny Broadcaster is a software program that allows users to broadcast live and on demand radio signals from their PC. The signals can be received via Clipstream™ or within the Destiny Media Player product.

4.	The Destiny Media Player is a software product that plays most popular digital music formats and which receives the live Radio Destiny internet radio stations.

All four technologies are proprietary and were developed by the company.

Clipstream™ licenses and maintenance currently represents approximately 92% of our revenues. The Radio Destiny Broadcaster and Destiny Media Player are sold online under the brand name Pirate Radio. Pirate Radio represents approximately 1% of our revenue. MPE represented approximately 7% of our revenues.

The consumer market for digital music has not been strong as consumers can access free digital music through file sharing services. Subsequent to year end in October 2003, the company released an adapted version of MPE which facilitates the transfer of music from the recording industry to radio stations and trusted users. As expected, this new version of MPE represents a more significant portion of our revenue and we expect this trend to continue in the future.

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

PLAN OF OPERATIONS

During our fiscal year ending August 31, 2005, our management plans on expanding awareness and sales for Clipstream™ by increasing expenditures on sales and marketing and by better supporting our reseller network. We will be launching new versions of various products in the Clipstream™ Suite.

We will continue to sell the Pirate Radio suite online and through Amazon.com. We will also market this internet radio broadcast system to private radio networks and retail channels. We will continue to market the MPE™digital rights management system to the recording industry. We entered into a 2 1/2 year license agreement with the Universal Music Group. UMG will use the MPE™ system to securely distribute new music tracks to radio and trusted users. Destiny receives a per transaction licensing fee each time a song is sent to radio or trusted users. We will target an increase in transactions and utilization by other labels.

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

OPERATING RESULTS

Three Months Ended November 30, 2004

Revenue

Our revenues decreased to $192,823 for the quarter ended November 30, 2004 from $217,592 for the quarter ended November 30, 2003, representing a decease of 11.4% . Approximately 92% of our revenues are derived from sales of our Clipstream™ software, 7% from MPE revenue with the balance being comprised of sales of our RadioDestiny Broadcaster™ software. For sales of our Clipstream™ software, our revenues are primarily attributable to revenues from license fees. Revenues associated with maintenance agreements for our Clipstream™ software, which include updates, upgrades, support and training services, accounted for approximately 6% of Clipstream™ revenues.

Our revenues for the three months ended November 30, 2004 included $14,640 of deferred revenues from sales of products completed in prior periods. Deferred revenues recognized in the quarter represent 7.6% of total revenue. Accordingly, revenues from sales of new software products were $178,183 representing 92.4% of total revenues for our first quarter (November 30, 2003 – $193,377 or 89%).

These deferred revenues represent revenues associated with MPE customization revenue and maintenance obligations performed during the quarter under software sales completed in prior periods.

We plan to continue focusing our sales and marketing efforts on our Clipstream™ software products during 2005. Our plan is to continue to work closely with both current and potential customers with the objective of raising market awareness of our products and ensuring greater consumer adoption of our products with resulting higher revenues. We also anticipate that we will continue to earn revenues from our PirateRadio™ software suite during the balance of 2005. In addition, we plan on continuing our development and commercialization of our MPE™ software suite for the remainder of the fiscal year. However, in the absence of increased sales from operations, we may require additional funding from external sources in order to successfully launch the PirateRadio™ and MPE™ software suites into major retail and commercial outlets. Accordingly, there is no assurance significant sales will be achieved.

Operating Expenses

General and Administrative. Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures. General and administrative expenses for the quarter ending November 30, 2004 increased to $107,290 (2003-$93,858), an increase of $13,432 or 14%. Salaries and related expenses are paid in Canadian currency. Due to the decline in the value of the US dollar relative to the Canadian dollar, these costs have increased as expressed in US dollars. Management continues to encourage all departments to scrutinize expenditures and pursue favorable arrangements with key suppliers where possible.

General and administrative	Nov. 30,	Nov. 30,	$
(unaudited)	2004	2003	Change
	(3 months)	(3 months)

Wages and benefits	43,554	39,299	4,255
Rent	7,226	6,245	981
Telecommunications	8,289	2	8,287
Bad debt	11,638	16,514	(4,876)
Office and miscellaneous	19,124	23,065	(3,941)
Professional fees	17,459	8,733	8,726

	107,290	93,858	13,432

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. Sales and marketing expenses for the quarter ending November 30, 2004 increased to $113,332 (2003 - $100,088), an increase of $13,244 or 13%. The Company experienced an increase in advertising costs, salaries and related expenditures as a result of the decline in the value of the US dollar, and a slight increase in travel costs associated with meetings regarding the commercialization of our MPE™ software suites.

Sales and marketing	Nov. 30,	Nov. 30,	$
(unaudited)	2004	2003	Change
	(3 months)	(3 months)

Wages and benefits	82,684	77,013	5,671
Rent	9,635	8,326	1,309
Telecommunications	11,052	(693)	11,745
Meals and entertainment	57	76	(19)
Travel	7,815	3,680	4,135
Advertising and marketing	2,089	11,686	(9,597)

	113,332	100,088	13,244

Research and Development. Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. Research and development costs for the quarter ended November 30, 2004 increased to $59,068 (2003 - $46,312), an increase of $12,756 or 28%. The increase is as anticipated as the Company has focused on further investment in the development and ultimate commercialization of our MPE™ software suite.

Research and development	Nov. 30,	Nov. 30,	$
(unaudited)	2004	2003	Change
	(3 months)	(3 months)

Wages and benefits	43,552	39,297	4,255
Rent	7,226	6,245	981
Telecommunications	8,290	(520)	8,810
Repairs and maintenance	-	1,290	(1,290)

	59,068	46,312	12,756

Depreciation and Amortization. Depreciation and amortization expenses arose from equipment and other assets. Depreciation and amortization increased to $12,595 for the quarter ended November 30, 2004 from $6,849 for the quarter ended November 30, 2003, an increase of $5,746 or 84%. The increase is primarily the result of the amortization of software development costs capitalized during fiscal 2004 and the first quarter of 2005.

Other Expenses and Interest

Interest and other expense increased to $3,562 for the quarter ended November 30, 2004 from $3,040 for the quarter ended November 30, 2003, representing an increase of $522.

Losses

Our loss from operations increased to $99,462 for the three months ended November 30, 2004 from $29,515 in first quarter of 2003 and $113,380 for the first quarter of 2002. The increase to our loss from operations is the result of a decrease in our sales of Clipstream™ and increased costs associated with the decline in the value of the Canadian dollar relative to the US dollar.

LIQUIDITY AND FINANCIAL CONDITION

As at November 30, 2004, we had cash of $25,221 (August 31, 2004 – $17,523) and a working capital deficiency of $417,324 (November 30, 2003 - $214,798) compared to a working capital deficiency of $407,872 as at August 31, 2004. We had a shareholders’ deficiency of $413,883 as at November 30, 2004 compared to a shareholders’ deficiency of $420,316 as at August 31, 2004.

The increase in our working capital deficiency is directly attributable to increases to our loans payable and our deferred revenue, net of decreases to accounts payable, as discussed below.

Our accounts payable and accrued liabilities decreased to $401,167 as at November 30, 2004 from $440,997 at August 31, 2004, representing a decrease of $39,830 or 9%. Proceeds from the exercise of employee options were utilized to reduce existing payables.

Our loans payable increased to $58,250 as at November 30, 2004 from $20,564 as at August 31, 2004 from an injection of capital.

Our current deferred revenues increased to $84,301 as at November 30, 2004 from $62,305 as at August 31, 2004, representing an increase of $21,996 or 35%. We anticipate that our deferred revenues will decrease as we recognize revenue associated with the customization of our MPE™ technology and sales for post-delivery maintenance and support packages continues to decline. We continue to recognize deferred revenue in compliance with Statement of Position No. 97-2 “Software Revenue Recognition”, as referred to in the notes to our audited financial statements and as discussed below under the heading “Critical Accounting Policies”. Deferred revenues reflect cash received in advance of meeting the revenue recognition criteria as described in the notes to the financial statements. Deferred revenues result if we complete sales of our software products when significant post-delivery obligations exist. In this case, revenue is deferred until we complete the post-delivery obligations

Cash Flows

Net cash used in operating activities increased to $154,833 for the three months ended November 30, 2004 compared to $112,037 for the three months ended November 30, 2003, representing an increase of $42,796. Net cash used by investing activities increased from $1,708 as at November 30, 2003 to $15,808 for November 30, 2004, representing an increase of $14,100. The cash used in operating and investing activities was off-set by net cash provided by financing activities in the amount of $171,259 for the three months ended November 30, 2004 compared to $258,743 for the three months ended November 30, 2003.

Financings

We have financed our operations to date primarily through the sale of equity securities and borrowings from shareholders. When possible, we have issued common stock for services and debt settlement. We continued these financing activities through the three months ended November 30, 2004 as our revenues to date have provided insufficient funding for our working capital requirements. Accordingly, we anticipate that we will have to continue to rely on funding from private placements, cash flows and other offerings in order to finance our future operating costs.

During the first quarter of fiscal 2005, we received $137,426 from the exercise of 550,000 options. To fulfill this exercise, 443,000 shares were issued during the quarter while 107,000 shares remain issuable at November 30, 2004. Additionally, 100,000 shares were issued during the quarter that were issuable as at August 30, 2004, for a total of 543,000 shares issued during the quarter.

Going Concern

We have incurred recurring losses from operations and we have a working capital deficiency. As a result, substantial doubt exists about our ability to continue as a going concern. Operations to date have been primarily financed by equity transactions. Depending on our ability to continue to grow sales and related cash flows, we may need additional capital through public or private financings that may not be available on reasonable terms. Accordingly, we will require the continued financial support from our shareholders and creditors until we are able to generate sufficient cash flows from operations on a sustained basis. There can be no assurances that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our financial statements included with our Annual Report on Form 10-KSB for our fiscal year ended August 31, 2004.

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

PART II – OTHER INFORMATION

Item 1.            Legal Proceedings

The were no material developments in any of the legal proceedings to which we are a party, as disclosed in our Annual Report on Form 10-KSB for the year ended August 31, 2004, during the quarter ended November 30, 2004 .

Item 2.            Changes in Securities and Use of Proceeds

During our fiscal quarter ended November 30, 2004, there were no sales of securities that were not registered pursuant to the Securities Act of 1933 (the “Securities Act”).

Item 3.            Default Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of securities holders during the quarter ended November 30, 2004.

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

            (1)             Filed as an exhibit to this Quarterly Report on Form 10-QSB

(b)             Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended November 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES INC.

Dated: January 19, 2005.	By:	/s/ Steven Vestergaard
Steven Vestergaard, Chief Executive Officer
and Chief Financial Officer