Form 10QSB
period 2005-02-28
DESTINY MEDIA TECHNOLOGIES INC
filed 2005-04-14
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,346,723 Shares of $0.001 par value common stock outstanding as of February 28, 2005.

Transitional small business disclosure format (check one):

Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Interim Consolidated Financial Statements (Expressed in United States dollars) DESTINY MEDIA TECHNOLOGIES INC. Six months ended February 28, 2005 and February 29, 2004 (Unaudited)

DESTINY MEDIA TECHNOLOGIES INC.
Interim Consolidated Balance Sheets
(Expressed in United States dollars)

	February 28,	August 31,
	2005	2004
	(Unaudited)
Assets

Current assets:
Cash	$2,151	$17,523
Short-term investments	-	8,661
Accounts and other receivables, net of allowance for doubtful
accounts of $9,211 (August 31, 2004 - $19,291)	90,545	67,484
Inventory	2,675	3,480
Prepaid expenses	4,082	18,846
Total current assets	99,453	115,994

Software development costs, net of accumulated amortization
of $15,708 (August 31, 2004 - $nil)	107,256	81,857

Other assets, net of accumulated amortization of $80,918
(August 31, 2004 - $73,306)	2,645	5,198

Equipment, net of accumulated amortization of $175,697
(August 31, 2004 - $156,809)	71,351	73,572

Total assets	$280,705	$276,621

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued liabilities	$332,385	$440,997
Loans payable	69,240	20,564
Deferred revenue	67,867	62,305
Total current liabilities	469,492	523,866

Deferred leasehold inducement	67,127	73,071

Obligation for share settlement	100,000	100,000

Stockholders’ deficiency:
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 36,346,723 shares
(August 31, 2004 – 35,316,098 shares)	36,349	35,318
Issued and held for settlement: 133,333 shares
Additional paid-in capital	4,021,755	3,688,208
Deferred stock compensation	(35,563)	-
Stock issuable	4,000	25,000
Deficit	(4,284,947)	(4,088,494)
Accumulated other comprehensive loss	(97,508)	(80,348)
Total stockholders’ deficiency	(355,914)	(420,316)

Total liabilities and stockholders’ deficiency	$280,705	$276,621

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Consolidated Statements of Operations
(Unaudited)
(Expressed in United States dollars)

	Three	Three	Six	Six
	months	months	months	months
	ended	ended	ended	ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004

Revenue	$227,602	$181,031	$420,425	$398,623

Operating expenses:
General and administrative	90,621	202,760	197,911	296,617
Sales and marketing	94,791	99,775	208,123	199,863
Research and development	116,417	133,655	175,485	179,968
Depreciation and amortization	17,577	7,078	30,172	13,927
	319,406	443,268	611,691	690,375

Loss before undernoted	(91,804)	(262,237)	(191,266)	(291,752)

Other earnings (expenses):
Gain on extinguishment of debt	-	67,830	-	67,830
Interest and other income	67	5,797	67	11,426
Interest and other expense	(1,692)	(1,410)	(5,254)	(4,450)
	(1,625)	72,217	(5,187)	74,806

Loss for the period	$(93,429)	$(190,020)	$(196,453)	$(216,946)

Loss per common share,
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares
outstanding, basic and diluted	36,225,937	35,014,709	35,946,112	34,115,476

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Interim Consolidated Statements of Stockholders’ Deficiency and Comprehensive Loss
(Expressed in United States dollars)

			Additional		Deferred		Cumulative	Total
	Common stock		Paid-in	Shares	stock		translation	Stockholders’
	Shares	Amount	capital	Issuable	compensation	Deficit	adjustment	deficiency

Balance, August 31, 2004	35,316,098	$35,318	$3,688,208	$25,000	$-	$(4,088,494)	$(80,348)	$(420,316)

Loss for the period	-	-	-	-	-	(196,453)	-	-
Cumulative translation adjustment	-	-	-	-	-	-	(17,160)	-
Comprehensive loss	-	-	-	-	-	-	-	(213,613)
Common stock issued on options
Exercised (note 6)	1,030,625	1,031	293,770	(25,000)	-	-	-	269,801
Common stock issuable on options
exercised (note 6)	-	-	-	4,000	-	-	-	4,000
Deferred Stock compensation	-	-	39,777	-	(35,563)	-	-	4,214

Balance February 28, 2005	36,346,723	$36,349	$4,021,755	$4,000	$(35,563)	$(4,284,947)	$(97,508)	$(355,914)

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.
Interim Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

	Six months	Six months
	Ended	Ended
	February 28,	February 29,
	2005	2004

Cash flows from operating activities:
Loss for the period	$(196,453)	$(216,946)
Items not involving cash:
Depreciation and amortization	30,172	13,927
Shares issued for services rendered	-	80,000
Deferred lease benefit	(10,718)	-
Stock-based compensation – employees	-	865
Stock-based compensation – non-employees	4,214	56,176
Extinguishment of debt	-	67,830

Changes in non-cash working capital:
Accounts receivable	(18,825)	79,153
Inventory	1,036	816
Short term investments	9,275	-
Prepaid expenses	16,075	(9,189)
Accounts payable and accrued liabilities	(136,905)	(287,244)
Deferred revenue	1,555	(44,385)
Net cash used in operating activities	(300,574)	(258,997)

Cash flows from investing activities:
Purchase of equipment	(4,477)	(1,719)
Purchase of other assets	-	(1,094)
Software development costs	(37,290)	-
Net cash used in investing activities	(41,767)	(2,813)

Cash flows from financing activities:

Net change to loans payable	47,640	9,141
Net proceeds from common stock issuable on options exercised	4,000	-
Net proceeds from issuance of common stock	269,801	270,000
Net cash provided by financing activities	321,441	279,141

Net increase in cash and cash equivalents
during the period	(20,900)	17,331

Effect of foreign exchange rate changes on cash	5,528	(7,284)

Cash and cash equivalents at beginning of period	17,523	6,123

Cash and cash equivalents at end of period	$2,151	$16,170

Supplementary disclosure:
Cash paid for:
Interest	$5,254	$4,450

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.

Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six months ended February 28, 2005 and February 29, 2004

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

2.

Continuing operations:

From inception of the business, the Company has incurred cumulative losses of $4,284,947 and at February 28, 2005 had a working capital deficiency of $370,039. As a result, doubt exists about its ability to continue as a going concern.

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

3.

Recent Accounting Pronouncement

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB statement No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion NO. 24, Accounting for Stock Issued to Employees, and amends FASB

Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in Statement 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company is currently evaluating the effect of SFAS 123(R) on its consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC.

Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six months ended February 28, 2005 and February 29, 2004

4.

Unaudited interim financial information:

The financial information at February 28, 2005 and for the six month periods ended February 28, 2005 and February 29, 2004 is unaudited.

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

5.

Accounts payable and accrued liabilities:

Accrued liabilities as at February 28, 2005 totaled $43,781 (August 31, 2004 - $33,648). Accounts payable includes $164,110 of disputed items, including those outlined in note 7.

6.

Share capital:

Common shares issued for cash:

During the six month period ended February 28, 2005, the Company issued 1,030,625 common shares. These shares were issued pursuant to option agreements. During the period, the company received gross proceeds of $273,801 on the exercise of 930,625 options. As at August 31, 2004, 100,000 common shares were issuable for proceeds of $25,000 which had been received prior to the start of the 2005 fiscal year.

Common shares issuable:

10,000 options at an exercise price of $0.40 per share were exercised during the period and will be issued subsequent to the end of the quarter.

DESTINY MEDIA TECHNOLOGIES INC.

Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six months ended February 28, 2005 and February 29, 2004

7.

Contingencies:

A subsidiary of the Company commenced legal proceedings against Impatica.com Inc. (“Impatica”) for payment of approximately $512,500 in unpaid technology licensing fees. It is the Company’s position that Impatica repudiated the licensing agreement and that the unpaid license fees totaling $512,500 are a debt owing by Impatica to the Company.

The defendant has denied liability to the Company on the basis that the license agreement was not formalized. The defendant has filed a counterclaim against the Company seeking return of $162,500 advanced to the Company on an alleged “good faith” agreement based on the allegation that the technology did not perform as represented. These funds were recorded as revenues earned in accordance with the Company’s revenue recognition policy in fiscal 2001. At February 28, 2005 the outcome of this claim and counterclaim is not determinable. As such, no amounts have been accrued at quarter end.

On September 14, 2004, a statement of claim was filed against the Company by its former solicitor for fees of $145,978 CDN relating to legal services provided in connection with a failed transaction in 2001 and other general corporate matters. It is the Company’s position that a significant portion of the fees being sought by its former solicitor are unwarranted and that the fees should not be borne by the Company. The Company has engaged legal counsel to defend itself and has launched a counterclaim. The Writ of Summons was filed in the BC Supreme Court on September 14, 2004. As at August 31, 2004 and February 28, 2005, the company has accrued for the disputed fees and will seek all options available to extinguish this debt. Any adjustments to the amounts recognized will be recorded when determinable.

8.	Related party transactions and balances: Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

(a)	During the period ended, the Company earned $ Nil (February 29, 2004 - $5,713) in rental revenue from space sublet to a director.

(b)	During the period ended, the Company earned $ Nil (February 29, 2004 - $5,713) in rental revenue from space sublet to a company in which an officer is a significant shareholder.

(c)	As at period end, loans payable included $50,000 (August 31, 2004 – $Nil) owing to directors and officers of the Company.

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

The company is the developer and marketer of innovative technologies which facilitate the distribution of digital media content. All four technologies discussed below are commercially mature and ready for market.

ClipstreamTM
Our ClipstreamTM family of software products enables our customers to  deliver audio and video streaming media via the Internet without  requiring the viewer to install software media players or requiring the  customer to deploy server technology.

MPETM
Our MPETM software is an audio and video media distribution system  that enables artists and other media rights owners to securely distribute  their media through the Internet. All electronic content is locked to the  digital fingerprint of the destination computer.

Currently the system is being used to instantly distribute individual songs  from various record labels. If the songs are exported to CD, a digital  watermark is invisibly embedded into the song, so the originating  computer can be identified. Our system supports the distribution of  music, but it may be adopted to move video, software, research reports,  or other electronic media.

RadioDestiny Broadcaster	Our RadioDestiny Broadcaster software enables our customers to broadcast a professional Internet radio station from the customer’s personal computer.

Destiny Media Player	Our Destiny Media Player software enables a customer to listen to MP3 music files and to listen to RadioDestinyTM Internet broadcasts on their personal computer.

All four technologies are proprietary and were developed by the company.

ClipstreamTM licenses and maintenance currently represents approximately 87% of our revenues. The Radio Destiny Broadcaster and Destiny Media Player are sold online under the brand name Pirate Radio. Pirate Radio represents approximately 2.5% of our revenue. MPETM represented approximately 10.5% of our revenues.

In October 2004, the company released an adapted version of MPETM which facilitates the transfer of music from the recording industry to radio stations and trusted users. We have begun recognizing revenue associated with this new version of MPETM during the first and second quarters of fiscal 2005 during the pilot phase of implementation. Management anticipates that revenues will grow significantly as the system gains acceptance by the industry.

Pirate Radio sales are also expected to continue and management is pursuing retail distribution of the Pirate Radio software.

We are a publicly traded company. Our common stock trades on the OTC Bulletin board under the symbol “DSNY” and on the Berlin exchange in Germany under the symbol “DME”.

Our corporate website is located on the Internet at http://www.dsny.com.

PLAN OF OPERATIONS

During our fiscal year ending August 31, 2005, management will focus on the introduction of our MPETM digital music distribution system into full time commercial use. Our MPETM system is uniquely suited for digital delivery of music and is a market leader in the secure electronic distribution of music. We anticipate that our MPETM technology will be integrated into third party products. We will continue to market the MPETM digital rights management system to the recording industry.

We have entered into a 2 1/2 year license agreement with the Universal Music Group (“UMG”). UMG will use the MPETM system to securely distribute new music tracks to radio and trusted users. Destiny receives a per transaction licensing fee each time a song is sent to radio or trusted users. We will target an increase in transactions and utilization by other labels.

Historically our largest source of revenue has been our ClipstreamTM suite of products. Management believes that our ClipstreamTM suite of products has significant advantages over other competitors in the industry. Through increased expenditures on sales and marketing, management anticipates an increase in revenue as awareness of our products expands. We also anticipate the launch of new versions of various products in the ClipstreamTM Suite and are currently pursuing opportunities to expand the uses of our technology in association with existing technologies such as Java based cellular phones.

We will continue to sell the Pirate Radio suite online and through Amazon.com. We will also market this internet radio broadcast system to private radio networks and retail channels.

OPERATING RESULTS

Six Months Ended February 28, 2005

OPERATING RESULTS

Revenue

During the quarter ending February 28, 2005, revenues climbed 18% from our first quarter ending November 30, 2004. The increase is due to the realization of revenue associated with the preliminary stages of implementation of our MPETM digital music distribution system.

Revenue associated with our Clipstream TM suite of products continues to represent the majority our sales at approximately 82% for the quarter just ended. Gross sales of ClipstreamTM have remained consistent with the results of our first quarter ending November 30, 2004.

Revenue for the six months ending February 28, 2005 has increased over the same period in the prior fiscal year by approximately 5%. Sales of ClipstreamTM have declined slightly over the same period last year while our MPETM technology has resulted in the overall increase.

Operating Expenses

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general corporate and office expenditures.

General and administrative	February 28,	February 29,	$
(unaudited)	2005	2004	Change
	(6 months)	(6 months)

Wages and benefits	85,692	90,283	(4,591)
Consulting	1,149	3,513	(2,364)
Rent	13,166	11,387	1,779
Telecommunications	5,284	1,270	4,014
Bad debt	13,179	16,762	(3,583)
Office and miscellaneous	26,074	124,740	(98,666)
Professional fees	53,367	48,662	4,705

	197,911	296,617	(98,706)

General and administrative expenses decreased to $197,911 for the six months ended February 28, 2005 from $296,617 for same period in 2004. The decrease is due primarily to a one-time charge of approximately $80,000 for corporate initiatives relating to promotional and business development activities incurred in fiscal 2004.

Telecommunications experienced a decrease in the prior year as we were able to negotiate new rates with new carriers and received one time credits on disputed charges from prior periods with our former vendors.

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising, promotional fees and travel costs.

Sales and marketing	February 28,	February 29,	$
(unaudited)	2005	2004	Change
	(6 months)	(6 months)

Wages and benefits	123,224	132,036	(8,812)
Consulting	1,149	3,513	(2,364)
Rent	13,166	11,387	1,779
Telecommunications	5,284	1,270	4,014
Meals and entertainment	1,385	2,567	(1,182)
Travel	11,871	9,974	1,897
Advertising and marketing	52,044	39,116	12,928

	208,123	199,863	8,260

Sales and marketing expenses remained relatively consistent with the same period in the prior year. The company has incurred travel expenses associated with negotiating contracts with various customers for use of our MPETM technology and remains committed to expanding the awareness of our ClipstreamTM suite of products.

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment

Research and development	February 29,	February 28,	$
(unaudited)	2004	2003	Change
	(6 months)	(6 months)

Wages and benefits	142,820	150,472	(7,652)
Consulting	1,915	5,855	(3,940)
Rent	21,943	18,979	2,964
Telecommunications	8,807	2,117	6,690
Repairs and maintenance	-	2,545	(2,545)

	175,485	179,968	(4,483)

Research and development expenses remained relatively consistent for the same period in the prior year.

Increases in costs associated with less favorable US dollar exchange rate are offset by the capitalization of certain development costs associated with our MPETM technology.

Depreciation and Amortization. Depreciation and amortization expenses arose from equipment and other assets. Depreciation and amortization increased to $30,172 for the six months ended February 28, 2005 as compared to $13,927 for the six months ended February 29, 2004, an increase of $16,245 or 116%. The increase in depreciation and amortization is due to the capitalization of development costs associated with our MPETM technology. As this digital transmission system is ready for use and beginning to generate income we have begun depreciating the costs previously capitalized.

Other Income and Expenses

In the prior year, a gain on extinguishment of debt amounted to $67,830 for the six months ended February 29, 2004. Interest and other income amounted to $11,426 for the six months ended February 29, 2004 compared to $67 for the same period ended February 28, 2005. These balances consisted primarily of rental revenue realized on vacant office space sublet during the prior period. No rental revenue was realized in the period ending February 28, 2005.

Income (loss) from operations

Loss from operations for the quarter ended February 28, 2005 was $91,804 compared to $262,237 for the same quarter ending February 29, 2004. The more favorable result was from an increase to revenues associated with our MPETM technology while realizing a more efficient cost management.

Loss from operations for the six months ended February 28, 2005 was $191,266 compared to a loss of $291,752 for the same period ending February 29, 2004. As discussed above, the more favorable result can be explained by a one time charge in fiscal 2004 of approximately $80,000 which was not required in the current year and the increase in revenue associated with our MPETM digital music distribution system.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $2,151 as at February 28, 2005 compared to cash of $17,523 as at August 31, 2004. We had a working capital deficiency of $370,039 as at February 28, 2005 compared to $407,872 as at August 31, 2004. We had a shareholders’ deficiency of $355,914 as at February 28, 2005 compared to a shareholders’ deficiency of $420,316 as at August 31, 2004.

The decrease in our working capital deficiency is primarily the result of funds made available through the exercise of options. The use of such funds is determined at the time the funds become available. If the circumstances warrant an expenditure on marketing or promotion, this cost is incurred. Otherwise these funds are used to pay down existing liabilities.

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

Net cash used in operating activities increased to $300,574 for the six months ending February 28, 2005, compared to $258,997 for the six months ended February 29, 2004. This increase in use of cash can be attributed to pay down of accounts payable.

Financing

During the first six months of fiscal 2005, we received $273,801 from the exercise of 930,625 options. Additionally, 100,000 shares were issued during the period which were issuable as at August 30, 2004, for a total of 1,030,625 shares issued during the quarter.

Going Concern

We have incurred recurring losses from operations and we have a working capital deficiency. As a result, substantial doubt exists about the company’s ability to continue as a going concern. Operations to date have been primarily financed by equity transactions. Depending on our ability to continue to grow sales and related cash flows, we may need additional capital through public or private financings that may not be available on reasonable terms. Accordingly, we will required the continued financial support from our shareholders and creditors until we are able to generate sufficient cash flows from operations on a sustained basis. There can be no assurances that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our financial statements included with our Annual Report on Form 10-KSB for our fiscal year ended August 31, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as August 31, 2004, being the date of our most recently completed fiscal year end. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Steven Vestergaard.

Based on the evaluation of the effectiveness of the Company’s disclosure controls and procedures by the Company’s management and the advice of the Company’s independent auditors, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have, for the reasons noted below, concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not fully effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

In the course of conducting its audit of the Company’s financial statements for the fiscal year ended August 31, 2004, the Company’s registered independent public accounting firm, Grant Thornton LLP, determined that there were certain material weaknesses and significant deficiencies in the Company’s internal controls. Grant Thornton advised the Company’s management and the audit committee of the Company’s board of directors, of the following matters that Grant Thornton considered being ‘material weaknesses’ in the Company’s internal controls:

  Grant Thornton concluded that the number of internal control deficiencies over corporate governance constituted a ‘material weakness’. The deficiencies noted herein surrounded the documentation of existing internal controls of our IT security policy, our disaster recovery plan and our code of conduct policy. Grant Thornton also identified deficiencies in monitoring the internal control structure, policies associated with communicating control risks and the effects of such risks on our financial reporting process to our audit committee and/or board of directors.
  Grant Thornton concluded that there was an inadequate segregation of duties with respect to revenue as incompatible tasks are performed by the same accounting personnel, and that there was a lack of an appropriate review process of revenue recognition.

At the time it advised the Company’s audit committee of its above conclusions, Grant Thornton also advised the audit committee of the following ‘significant deficiencies’ in the Company’s internal controls. To resolve these issues, in their management letter dated November 22, 2004, Grant Thornton advised the Company of the following:

  A written policy for the extension of credit should be developed and implemented with corresponding monitoring controls to test compliance.
  Our policy in respect of the write-off approval process should be documented and all write-offs filed.
  Incompatible duties associated with recording of receivables, receipt and deposit functions, financial reporting and payroll process should be segregated.
  Formal contracts for employees should be completed.
  A written policy for the extension of credit should be developed and implemented with corresponding monitoring controls to test compliance.

At the time, Grant Thornton also advised the audit committee of the following lack in the Company’s internal controls to manage third party relationships:

  There is no formal process in place to monitor the performance of service organizations.
  There is not in all cases written contracts outlining the rights and obligations of the company’s IT service providers.
  The company does not currently have in place procedures and processes to detect and test external intrusions to the company’s computer system.

The certifications of our chief executive officer and chief financial officer attached as Exhibits 31.01 and 31.02 to this Quarterly Report on Form 10-QSB include, in paragraph 4 of such certifications, information concerning Destiny’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 3 for a more complete understanding of the matters covered by such certifications. The certifying officers worked to design, or caused to be designed, disclosure controls and procedures, for the purpose of ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them by other personnel of the Company on a timely basis. These disclosure controls and procedures were designed and adopted in good faith for this purpose, but it is recognized that these procedures must be continually evaluated and can always merit further improvement. Destiny believes that any of the abovementioned deficiencies or weaknesses in the Company’s internal controls identified by the Company’s independent auditors do not materially affect the fairness or accuracy of the presentation of the Company’s financial condition and results of operation in the Company’s historical financial statements as set forth in the Company’s reports previously filed with the SEC under the Securities Exchange Act of 1934.

(b) Changes in Internal Control Over Financial Reporting. SEC rules define the term “internal control over financial reporting” as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

During the quarter ended February 28, 2005, the Company took the following actions that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

  The Company recently hired a new Assistant Controller to expand its internal finance and accounting staff.
  The Company is in the process of reorganizing its accounting and finance operation and has put more emphasis on proper disclosures and improving its internal controls.

The following tasks represent what the Company currently believes to be the most significant remaining actions necessary to address existing material weaknesses in the Company’s controls, as well as actions it has taken to date to pursue these actions:

  Review of the Company’s current policies and procedures to develop processes so that incompatible duties are not performed by one individual or that there are specific compensating controls if incompatible duties cannot be avoided.
  Develop and document existing controls and develop monitoring controls to ensure compliance with Sarbanes-Oxley Section 404.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The were no material developments in any of the legal proceedings to which we are a party, as disclosed in our Annual Report on Form 10-KSB for the year ended August 31, 2004, during the quarters ended November 30, 2004 or February 28, 2005.

Item 2. Changes in Securities and Use of Proceeds

During our fiscal quarter ended February 28, 2005, there were no sales of securities that were not registered pursuant to the Securities Act of 1933 (the “Securities Act”).

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of securities holders during the quarter ended February 28, 2005

Item 5. Other Information

The Company has engaged Ernst & Young LLP for (the “New Auditor”) as its independent auditor effective on or about April 6, 2005, to act as its independent auditor for the fiscal year ending August 31, 2005. The engagement of the New Auditor was approved by the Audit Committee of the Board of Directors effective April 12, 2005. On April 12, 2005, Grant Thornton LLP (the “Former Auditor”) was dismissed as its independent auditor.

The Former Auditor’s report on the Company’s financial statements for each of the years ended August 31, 2004 and August 31, 2003 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principals.

In connection with the audit for the year ended August 31, 2004 and for the year ended August 31, 2003, and subsequent interim period through the date of dismissal, there were no disagreements with the former auditor on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the Former Auditor, would have caused it to make references to the subject matter of the disagreement(s) in connection with its report on the financial statements for such years.

For the years ended August 31, 2004 and August 31, 2003 and through to April 11, 2005, there were no reportable events (as defined by Regulation S-K item 304(a)(1)(v)) except that during the 2004 audit process, our former auditor identified and reported to the Audit Committee of the Company’s Board of Directors material weaknesses, significant deficiencies in, and lack of internal controls as discussed in Item 3 of Part 1of this report.

During the two most recent fiscal years and the interim period preceding the appointment of the New Auditor, the Company has not consulted the New Auditor regarding either (i) the application of the accounting principles to a specified transaction, either completed or contemplated; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor advice was provided to the Company that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting of a financial reporting issue; or ii) any matter that was either the subject of a disagreement or reportable event (as defined in Regulation S-K, item 304(a)(1)).

The Company has authorized and requested the Former Auditor respond fully to the inquiries of the New Auditor regarding the matters above.

The Company has provided the Former Auditor with a copy of the disclosures it is making herein in response to Item 304(a) of Regulation S-K. The Registrant requested that the Former Auditor furnish the Registrant with a letter addressed to the Commission stating whether it agrees with the statements made by the Registrant. The Registrant has annexed such letter hereto as an Exhibit.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION

23.1	Destiny Media Consent of Independent Registered Public Accounts Firm

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
(1) Filed as an exhibit to this Quarterly Report on Form 10-QSB

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended February 28, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES INC.

Dated: April 12, 2005.

Steven Vestergaard, Chief Executive Officer and Chief Financial Officer