Form 10QSB
period 2005-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2005-07-15
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,434,223 Shares of $0.001 par value common stock outstanding as of May 31, 2005.

Transitional small business disclosure format (check one):

Yes ☐     No ☒

1

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Interim Consolidated Financial Statements
(Expressed in United States dollars)

DESTINY MEDIA TECHNOLOGIES INC.

Nine months ended May 31, 2005

(Unaudited)

DESTINY MEDIA TECHNOLOGIES INC. Consolidated Balance Sheets (Expressed in United States dollars) (Unaudited) (See Note 2 – Basis of Presentation)
	May 31,	August 31,
	2005	2004

Assets

Current assets:
Cash	$664	$17,523
Short-term investments	-	8,661
Accounts and other receivables, net of allowance for doubtful
accounts of $9,052 (August 31, 2004 - $19,291)	12,083	67,484
Inventory	2,322	3,480
Prepaid expenses	2,204	18,846
Total current assets	17,273	115,994

Software development costs, net of accumulated amortization
of $21,632 (August 31, 2004 - $nil)	107,402	81,857

Property and Equipment, net of accumulated amortization of $201,943
(August 31, 2004 - $163,892)	67,639	73,572

Other assets, net of accumulated amortization of $82,119
(August 31, 2004 - $73,306)	-	5,198

Total assets	$192,314	$276,621

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable and accrued liabilities (notes 4 and 8)	$291,792	$440,997
Shareholder loans payable (note 5)	157,670	20,564
Deferred revenue	50,673	62,305
Total current liabilities	500,135	523,866

Deferred leasehold inducement	60,733	73,071

Obligation for share settlement (note 6)	100,000	100,000

Stockholders’ deficiency: (note 7)
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 36,434,223 shares
(August 31, 2004 – 35,316,098 shares)	36,436	35,318
Issued and held for settlement: 133,333 shares
Additional paid-in capital	4,045,044	3,688,208
Deferred stock compensation	(29,242)	-
Stock issuable	-	25,000
Deficit	(4,428,684)	(4,088,494)
Accumulated other comprehensive loss	(92,108)	(80,348)
Total stockholders’ deficiency	(468,554)	(420,316)

Total liabilities and stockholders’ deficiency	$192,314	$276,621

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC. Consolidated Statements of Operations (Unaudited) (Expressed in United States dollars)
	Three	Three	Nine	Nine
	months	months	months	months
	ended	ended	ended	ended
	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

Revenue	$154,678	$169,549	$575,103	$568,172

Operating expenses:
General and administrative	101,187	91,657	299,098	388,274
Sales and marketing	86,148	117,431	294,271	317,294
Research and development	88,782	69,491	264,267	249,459
Depreciation and amortization	19,341	17,752	49,513	31,680
	295,458	296,331	907,149	986,707

Loss before undernoted	(140,780)	(126,782)	(332,046)	(418,535)

Other earnings (expenses):
Gain on extinguishment of debt	-	11,385	-	79,215
Interest and other income	-	779	67	12,205
Interest and other expense	(2,957)	(839)	(8,211)	(5,289)
	(2,957)	11,325	(8,144)	86,131

Net loss for the period	$(143,737)	$(115,457)	$(340,190)	$(332,404)

Net Loss per common share,
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares
outstanding, basic and diluted	36,381,723	35,253,598	35,866,274	34,501,773

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC. Consolidated Statements of Stockholders’ Deficiency (Expressed in United States dollars)
							Accumulated
			Additional		Deferred		and other	Total
	Common stock		Paid-in	Shares	stock		comprehensive	Stockholders’
	Shares	Amount	capital	Issuable	compensation	Deficit	loss	deficiency

Balance, August 31, 2004	35,316,098	$35,318	$3,688,208	$25,000	$-	$(4,088,494)	$(80,348)	$(420,316)

Loss for the period	-	-	-	-	-	(340,190)	-	(340,190)
Cumulative translation adjustment	-	-	-	-	-	-	(11,760)	(11,760)
Comprehensive loss	-	-	-	-	-	-	-	(351,950)
Common stock issued on options
exercised (note 7)	1,118,125	1,118	317,059	(25,000)	-	-	-	293,177
Deferred stock compensation	-	-	39,777	-	(29,242)	-	-	10,535

Balance, May 31, 2005	36,434,223	$36,436	$4,045,044	$-	$(29,242)	$(4,428,684)	$(92,108)	$(468,554)

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC. Interim Consolidated Statements of Cash Flows (Unaudited) (Expressed in United States dollars)
	Nine months	Nine months
	Ended	Ended
	May 31,	May 31,
	2005	2004

Operating activities:
Net loss for the period	$(340,190)	$(332,404)
Items not involving cash:
Depreciation and amortization	49,513	31,680
Shares issued for services rendered	-	80,000
Deferred lease benefit	(15,953)	-
Stock-based compensation – employees	-	865
Stock-based compensation – non-employees	10,535	70,361

Changes in non-cash working capital:
Short term investments	9,204	-
Accounts and other receivables	59,442	102,676
Inventory	1,339	1,049
Prepaid expenses	17,789	(8,791)
Accounts payable and accrued liabilities	(171,545)	(173,923)
Deferred revenue	(14,733)	(35,966)
Net cash used in operating activities	(394,599)	(264,453)

Investing activities:
Purchase of equipment	(7,512)	(6,618)
Purchase of other assets	-	(1,782)
Software development costs	(49,481)	-
Net cash used in investing activities	(56,993)	(8,400)

Financing activities:

Net proceeds (repayments) to shareholder loans payable	138,330	9,013
Proceeds from exercise of stock options	293,177	9,375
Proceeds from issuance of common stock	-	270,000
Net cash provided by financing activities	431,507	288,388

Net (decrease) increase in cash
during the period	(20,082)	15,535

Effect of foreign exchange rate changes on cash	3,226	(3,297)

Cash, beginning of period	17,523	6,123

Cash, end of period	$664	$18,361

Supplementary disclosure:
Cash paid for:
Interest	$5,254	$5,289

See accompanying notes to interim consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in United States dollars) Nine months ended May 31, 2005

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

2.	Basis of Presentation:

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended May 31, 2005 are not necessarily indicative of the results that may be expected for the year ended August 31, 2005.

The balance sheet at August 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2004.

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred an operating loss of $340,190 for the nine months ended May 31, 2005 (May 31, 2004 - $332,404), has incurred cumulative losses of $4,428,684 at May 31, 2005 and has a working capital deficiency of $482,862 as at May 31, 2005 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity financings and shareholder loans. Management plans to continue to seek sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

DESTINY MEDIA TECHNOLOGIES INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in United States dollars) Nine months ended May 31, 2005

2.	Basis of Presentation (continued):

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. Management believes that its current and future plans enable it to continue as a going concern. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

3.	Recent Accounting Pronouncements:

In December 2004, the FASB issued Statement of Financial Accounting Standards 123R “Share-Based Payment,” a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, FAS 123R will be effective for interim or annual periods beginning after December 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt FAS 123R on March 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on the Company’s statement of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 7 to these unaudited interim consolidated financial statements.

4.	Accounts payable and accrued liabilities:

Accrued liabilities as at May 31, 2005 totaled $60,310 (August 31, 2004 - $33,648). Accounts payable includes $164,498 of disputed items, including those outlined in note 8.

5.	Shareholder loans:

Shareholder loans payable as at May 31, 2005 totaled $157,670 (August 31, 2004 – 20,564). These amounts are non-interest bearing and have no specific repayment terms.

6.	Obligation for share settlement:

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

DESTINY MEDIA TECHNOLOGIES INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in United States dollars) Nine months ended May 31, 2005

7.	Share capital:

(a)	Common shares issued for cash:

During the nine month period ended May 31, 2005, the Company issued 1,118,125 common  shares. These shares were issued pursuant to option agreements, for which the Company  received gross proceeds of $318,177. Included in this amount is $25,000 for 100,000 shares that  remained issuable at August 31, 2004 for net proceeds during the period of $293,177.

(b)	Stock option plan:

Pursuant to a stock option plan amended March 29, 2004, the Company has reserved 3,750,000  common shares for future issuance under its stock option plan. At May 31, 2004 2,387,000  (August 31, 2004, 3,127,000) options had been granted and were outstanding and an additional  182,375 (August 31, 2004 – 623,000) shares were available for grant under the Plan.

Stock option activity is presented below:
	Number of	Weighted average
	options	exercise price

Outstanding, August 31, 2004	3,127,000	0.49
Granted	658,125	0.46
Exercised	(1,018,125)	0.29
Forfeited	(330,000)	0.94
Expired	(50,000)	0.50

Outstanding, May 31, 2005	2,387,000	$0.44

Of the total options outstanding at May 31, 2005, 1,895,000 (August 31, 2004 – 2,525,000) were granted to employees and 492,000 (August 31, 2004 – 602,000) were granted to non-employees of the Company. The compensation expense related to options granted to non-employees was $10,535 for the nine months ending May 31, 2005 (May 31, 2004 – $70,361) and $6,321 for the 3 months ending May 31, 2005 (May 31, 2004 - $19,921), calculated in accordance with SFAS 123

DESTINY MEDIA TECHNOLOGIES INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in United States dollars) Nine months ended May 31, 2005

7.	Share Capital (continued):

(c) Pro-forma disclosure of stock based compensation:

Pro forma information regarding results of operations and earnings (loss) per share is required by SFAS 123, as amended by SFAS 148, for stock-based awards to employees as if the Company had accounted for such awards using the fair value method.

The fair value of the Company's stock-based awards granted to employees for the three and nine- month periods ended May 31, 2005 was estimated using the Black-Scholes option-pricing model. The weighted average assumptions used and the resulting estimates of weighted average fair value of stock options granted issued during the following periods were as follows:

	For the Three Months		For the Nine Months
	ended May 31		ended May 31

	2005	2004	2005	2004
Expected life of employee stock options (in years)	2.42	2.00	2.42	2.00
Volatility	99%	180%	99%	180%
Risk-free interest rate	5.50%	5.50%	5.50%	5.50%
Dividend yields	0%	0%	0%	0%
Weighted average fair value of stock options under
employee stock option plans granted during the
period	$0.20	$0.27	$0.20	$0.27

For pro forma purposes, the estimated value of the Company's stock-based awards to employees is amortized over the vesting period of the underlying options. The effect on the Company's net loss and loss per share of applying SFAS 123 to the Company's stock-based awards to employees would approximate the following:

	For the 3 months ended		For the 9 months ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004

Net loss for the period:
As reported	$(143,737)	$(115,457)	$(340,190)	$(332,404)
Stock-based compensation	-	-	-	865
expense recognized
Compensation expense based	(4,925)	(52,395)	(8,265)	(157,186)
on fair value method
Pro forma loss	$(148,662)	$(167,852)	$(348,455)	$(488,725)
Net loss per share, basic and
diluted:
As reported	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Pro forma	$(0.01)	$(0.01)	$(0.01)	$(0.02)

DESTINY MEDIA TECHNOLOGIES INC. Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in United States dollars) Nine months ended May 31, 2005

8.	Contingencies:

(a)
A subsidiary of the Company commenced legal proceedings against Impatica.com Inc.  (“Impatica”) for payment of approximately $512,500 in unpaid technology licensing fees. It is the  Company’s position that Impatica repudiated the licensing agreement and that the unpaid license  fees totaling $512,500 are a debt owing by Impatica to the Company.

The defendant has denied liability to the Company on the basis that the license agreement was  not formalized. The defendant has filed a counterclaim against the Company seeking return of  $162,500 advanced to the Company on an alleged “good faith” agreement based on the  allegation that the technology did not perform as represented. These funds were recorded as  revenues earned in accordance with the Company’s revenue recognition policy in fiscal 2001. At  May 31, 2005 the outcome of this claim and counterclaim is not determinable. As such, no  amounts have been accrued at quarter end.

(b)
On September 14, 2004, a statement of claim was filed against the Company by its former  solicitor for fees and accrued interest of $145,978 CDN relating to legal services provided in  connection with a failed transaction in 2001 and other general corporate matters. It is the  Company’s position that a significant portion of the fees being sought by its former solicitor are  unwarranted and that the fees should not be borne by the Company. The Company has  engaged legal counsel to defend itself and has launched a counterclaim. The Writ of Summons  was filed in the BC Supreme Court on September 14, 2004. As at August 31, 2004 and May 31,  2005, the company has accrued for the disputed fees, but not the accrued interest and will seek  all options available to extinguish this debt. Any adjustments to the amounts recognized will be  recorded when determinable.

9.	Related party transactions and balances:

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

	(a)	During the nine month period ended May 31, 2005, the Company earned $ Nil (May 31, 2004 - $4,695) in rental revenue from space sublet to a director.

	(b)	During the nine month period ended May 31, 2005, the Company earned $ Nil (May 31, 2004 - $7,510) in rental revenue from space sublet to a company in which an officer is a significant shareholder.

10.	Comprehensive loss:

Comprehensive loss was $(138,337) and $(351,195) for the three and nine month periods ended May 31, 2005 and $(127,021) and $(343,138) for the three and nine month periods ended May 31, 2004.

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

In October 2004, the company released an adapted version of MPETM which facilitates the transfer of music from the recording industry to radio stations and trusted users. We have begun recognizing revenue associated with this new version of MPETM during the first three quarters of fiscal 2005 during the pilot phase of implementation. Management anticipates that revenues will grow significantly as the system gains acceptance by the industry.

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

We have entered into a pilot program and license agreement with the Universal Music Group (“UMG”). UMG will use the MPETM system to securely distribute new music tracks to radio and trusted users. We have completed the pilot phase of the agreement on May 31, 2005 and negotiations of our license agreement are on-going.

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

OPERATING RESULTS

Nine Months Ended May 31, 2005

OPERATING RESULTS

Revenue

Revenue for the nine months ending May 31, 2005 has increased over the same period in the prior fiscal year by approximately 1%. Sales of ClipstreamTM have declined over the same period last year while our MPETM technology has resulted in the overall increase.

Revenue associated with our Clipstream TM suite of products continues to represent the majority our sales at approximately 85% for the quarter just ended while revenue associated with our MPETM technology will represent a significant growth area. During the quarter ending May 31, 2005, revenues decreased 32% from our second quarter ending February 28, 2005 due to a decrease in ClipstreamTM suite of products.

Operating Expenses

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general corporate and office expenditures.

General and administrative	May 31,	May 31,	$
(unaudited)	2005	2004	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	128,851	121,034	7,814
Consulting	2,873	3,175	(302)
Rent	19,325	15,604	3,721
Telecommunications	7,511	7,540	(29)
Bad debt	23,623	16,528	7,095
Office and miscellaneous	41,988	165,512	(123,524)
Professional fees	74,927	58,881	16,046

	299,098	388,274	(89,176)

General and administrative expenses decreased to $299,098 for the nine months ended May 31, 2005 from $388,274 for same period in 2004. The decrease is due primarily to a one-time charge of approximately $80,000 for corporate initiatives relating to promotional and business development activities incurred in fiscal 2004.

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising, promotional fees and travel costs.

Sales and marketing	May 31,	May 31,	$
(unaudited)	2005	2004	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	166,383	225,346	(58,963)
Consulting	2,873	4,233	(1,360)
Rent	19,325	20,805	(1,480)
Telecommunications	7,511	10,053	(2,542)
Meals and entertainment	1,419	3,287	(1,868)
Travel	25,619	8,267	17,352
Advertising and marketing	71,141	45,303	25,838

	294,271	317,294	(23,023)

Sales and marketing expenses remained relatively consistent with the same period in the prior year. The company has incurred travel expenses associated with negotiating contracts with various customers for use of our MPETM technology and remains committed to expanding the awareness of our ClipstreamTM suite of products. The decrease in salaries and wages corresponds to a decline in commission costs.

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment

Research and development	May 31,	May 31,	$
(unaudited)	2005	2004	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	214,751	201,722	13,029
Consulting	4,789	5,293	(504)
Rent	32,209	26,006	6,203
Telecommunications	12,518	12,567	(49)
Repairs and maintenance	-	3,871	(3,871)

	264,267	249,459	14,808

Research and development expenses remained relatively consistent for the same period in the prior year.

Increases in costs associated with less favorable US dollar exchange rate are offset by the capitalization of certain development costs associated with our MPETM technology.

Depreciation and Amortization. Depreciation and amortization expenses arose from equipment and other assets. Depreciation and amortization increased to $49,513 for the nine months ended May 31, 2005 as compared to $31,680 for the nine months ended May 31, 2004, an increase of $17,833 or 56%.

The increase in depreciation and amortization is due to the capitalization (and subsequent amortization) of development costs associated with our MPETM technology. We began depreciating the development costs in the first quarter of 2005, as this digital transmission system was ready for use in our pilot program with UMG and was generating income.

Other Income and Expenses

In the prior year, a gain on extinguishment of debt amounted to $79,215 for the nine months ended May 31, 2004. In 2004, we were successful in negotiating a reduction in fees associated with past services provided by various professionals and our telecommunications carrier. Interest and other income amounted to $12,205 for the nine months ended May 31, 2004 compared to $67 for the same period ended May 31, 2005. In 2004 we had rented part of our office space while in 2005 this space was used by the Company. These balances consisted primarily of rental revenue realized on vacant office space sublet during the prior period. No rental revenue was realized in the period ending May 31, 2005.

Income (loss) from operations

Loss from operations for the quarter ended May 31, 2005 was $143,737 compared to $115,457 for the same quarter ending May 31, 2004.

Loss from operations for the nine months ended May 31, 2005 was $340,190 compared to a loss of $332,404 for the same period ending May 31, 2004. Revenue associated with MPETM has begun to grow but is still at preliminary levels and was insufficient to generate a positive net income for the period.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $664 as at May 31, 2005 compared to cash of $17,523 as at August 31, 2004. We had a working capital deficiency of $482,862 as at May 31, 2005 compared to $407,872 as at August 31, 2004. We had a shareholders’ deficiency of $468,554 as at May 31, 2005 compared to a shareholders’ deficiency of $420,316 as at August 31, 2004.

CASHFLOWS

Operating

Net cash used in operating activities increased to $394,599 for the nine months ending May 31, 2005, compared to $264,453 for the nine months ended May 31, 2004.

Investing

The company invested $56,993 in the purchase of equipment and software development for the nine months ending May 31, 2005 compared to $8,400 for the same period ending May 31, 2004. The increase is due to the development of our music digital delivery system.

Financing

During the first nine months of fiscal 2005, we received $293,177 from the exercise of 1,018,125 options. Additionally, the company received net proceeds of $138,330 from shareholder loans.

Going Concern

We have incurred recurring losses from operations and we have a working capital deficiency. As a result, substantial doubt exists about the company’s ability to continue as a going concern. Operations to date have been primarily financed by equity transactions. Depending on our ability to continue to grow sales and related cash flows, we will need additional capital through public or private financings that may not be available on reasonable terms. Accordingly, we will require the continued financial support from our shareholders and creditors until we are able to generate sufficient cash flows from operations on a sustained basis. There can be no assurances that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our predecessor auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our financial statements included with our Annual Report on Form 10-KSB for our fiscal year ended August 31, 2004.

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

  Costs incurred internally to develop computer software products and the costs to acquire externally developed software products (which have no alternative future use) to be sold, leased or otherwise marketed are charged to expense until the technological feasibility of the product has been established. After technological feasibility is established and until the product is available for general release, software development, product enhancements and acquisition costs are capitalized and amortized on a product-by-product basis.

  We account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure – an amendment of FASB Statement No. 123". The pro forma disclosure of stock-based compensation is included in Note 1 our audited consolidated financial statements for the year ended August 31, 2004. Under APB 25, compensation expense for employees is based on the difference between the fair value of our stock and the exercise price if any, on the date of the grant. We account for stock issued to non-employees at fair value in accordance with FAS 123. We use the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's chief financial officer and chief executive officer. Based upon that evaluation, our company's chief financial officer and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The were no material developments in any of the legal proceedings to which we are a party, as disclosed in our Annual Report on Form 10-KSB for the year ended August 31, 2004, during the quarters ended November 30, 2004 or February 28, 2005 or May 31, 2005.

Item 2. Changes in Securities and Use of Proceeds

During our fiscal quarter ended May 31, 2005, there were no sales of securities that were not registered pursuant to the Securities Act of 1933 (the “Securities Act”).

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of securities holders during the quarter ended May 31, 2005

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

EXHIBIT NUMBER	DESCRIPTION

31	Certification 302 of Steve Vestergaard, Chief Executive Officer and Chief Financial Officer (1)

32	Certification 906 of Steve Vestergaard, Chief Executive Officer and Chief Financial Officer (1)

(1) Filed as an exhibit to this Quarterly Report on Form 10-QSB

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended May 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES INC.

Dated: July 15, 2005	/s/ Steven Vestergaard
Steven Vestergaard, Chief Executive Officer
and Chief Financial Officer