Form 10KSB
period 2005-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2005-11-30
CIK 1099369

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal year ended August 31, 2005

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

604-609-7736
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NOT APPLICABLE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $0.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☒ No ☐

State issuer's revenues for its most recent fiscal year: $769,067

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $6,253,885 as of November 25 ,2005

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
36,787,556 Shares of Common Stock as of November 25, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

1 of 43

DESTINY MEDIA TECHNOLOGIES INC.
FORM 10-KSB

INDEX

2 of 43

PART I

FORWARD LOOKING STATEMENTS

The information in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Destiny Media's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Destiny Media files with the SEC. These factors may cause Destiny Media's actual results to differ materially from any forward-looking statements. Destiny Media disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

CURRENCY

All dollar amounts in this Annual Report on Form 10-KSB are presented in United States dollars unless otherwise indicated.

ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

Destiny Media Technologies Inc. (“Destiny Media”) is a holding company that owns 100% of the outstanding shares of Destiny Software Productions, Inc.  Destiny Software Productions, Inc. is the operating company.  The “Company”, “Destiny” or “we” refers to the consolidated activities of both companies.

Destiny Software Productions is a software development and marketing company that has developed three commercially available software suites that facilitate the distribution of digital media content:

1.	Clipstream™:	Software to embed streaming video in web pages and emails
2.	MPE™:	Software for securely moving digital content through the Internet
3.	Pirate Radio:	Software to broadcast and receive Internet radio signals

These technologies rely on proprietary compression and watermarking technologies that were developed internally.

We are a publicly traded company. Our common stock trades on the OTC Bulletin board under the symbol “DSNY” and on the Berlin exchange in Germany under the symbol “DME”.

Our corporate website is located on the Internet at http://www.dsny.com.

3 of 43

CORPORATE BACKGROUND

We were incorporated in August 1998 under the laws of the State of Colorado.

We carry out our business operations through our wholly owned subsidiary, Destiny Software Productions, Inc. (“Destiny Software”). Destiny Software is a British Columbia company that was incorporated in 1992.

Our principal executive office is located at #1040-1055 West Hastings Street, Vancouver, British Columbia V6E 2E9. Our telephone number is (604) 609-7736 and our facsimile number is (604) 609-0611.

BUSINESS DEVELOPMENT

Mr. Vestergaard, our current CEO started the Destiny Software business as a private partnership in January 1991. The business was sold to Destiny Software Productions, Inc. the following year. Destiny Software developed a dozen video games, marketing and branding them through outside publishing companies. In 1995, Destiny began developing various Internet technologies, releasing the Radio Destiny Internet radio broadcasting software in May 1996. This software is still commercially available as part of the Pirate Radio software suite.

Destiny Media Technologies, Inc. acquired Destiny Software Productions, Inc. from Mr. Vestergaard, in 1999.

Since then, the company has developed three broad product lines: Clipstream™ playerless streaming video, the MPE™ media distribution system and Pirate Radio Internet broadcasting software.

Clipstream™ and Pirate Radio™ are mature products with strong brand recognition. MPE™ generated approximately 15% of our revenue this year, as we continue to invest in this product’s development and marketing as we roll out the system.

Along with our MPE™ marketing partner, we entered into an agreement with Universal Music Group (UMG) in June 2004 to deliver their new music to radio stations, media and other third parties digitally through the Internet using our MPE™ system. This contract required significant customization of our existing MPE™ system. The system was available for commercial use beginning in October 2004.

In the spring of 2005, we launched a new version of the system and began marketing to the other label groups. We have entered into a strategic partnership with Mediabase, a subsidiary of the Clear Channel Communications, Inc. radio group. Mediabase provides informational services to radio which creates extensive exposure of the system.

By October of 2005, we were delivering music tracks for over 200 different record labels to over 4,200 unique radio station recipients. Our focus will be to increase this penetration and replace the current practice of physical delivery of CDs at a cost that provides savings to our clients. It is hoped that these costs savings, in addition to other benefits of the system (information, speed and security), will lead to wide spread utilization of the system and provide the Company with a steady stream of income.

We are actively improving the system as we respond to requests from both radio and label users. The most recent version includes full Spanish support and the ability for us to easily add other languages as we move into new markets. We are adding Mac support and support for video in fiscal 2006.

In fiscal 2005, we launched a new version of Clipstream™ Live. We are now able to broadcast a live signal on a four second delay which compares favorably to the typical 30 second delay. We also developed a scaleable repeater system so Clipstream™ Live can be used to broadcast to up to 10,000 simultaneous viewers. We hope that these benefits will increase the use of our system in the webcasting market.

4 of 43

Because Clipstream™ content can be locked down to a particular server and actively defeats “screen scraping” programs, users can be confident that sensitive content is secure. Our clients include large market research companies which send out video questionnaires using our technology to test commercials and new products on behalf of large corporate customers. It is in this market where our products have been strongest and we are actively targeting this vertical and expect it also to be an area of strong growth.

We have entered into a reseller agreement with the Inisia Corporation to distribute localized version boxed copies of Clipstream™ and Pirate Radio™ in the Japanese market. Inisia will have the right to market the software directly, through retail software outlets and through other distributors and OEM channels.

We sell Pirate Radio online via Internet credit card sales and demand has been fairly consistent. We expect to sell Pirate Radio in retail channels in Japan and we are planning a new version that includes a repeater to allow small users to reach more listeners. This approach will generate monthly recurring revenue and provide us an opportunity to upgrade existing users.

OUR PRODUCTS

Clipstream™ Suite http://www.clipstream.com

We have developed a suite of four distinct software products that incorporate our Clipstream™ technology and are marketed under our Clipstream™ brand name:

1.	Clipstream Audio™

2.	Clipstream Video™

3.	Clipstream Live™

4.	Clipstream Audiomail™

Each of our Clipstream™ products is fully developed and is commercially available through our web site at: http://www.clipstream.com. Our Clipstream™ products have been commercially available since 1999.

Clipstream™ enables users to experience internet audio and video directly inside an email or web page. Competing technologies require users to download, install and configure a player. Users that haven’t downloaded the player can’t access the content. Because the Clipstream™ player is a Java applet and because Java is natively supported by most email and web browser clients, Clipstream ™ content will play instantly for 98% of the audience. The content will play directly within an email or web page rather than in a separate window. This makes Clipstream™ uniquely well suited for applications where reach is important. For example, media companies can take video content intended for television and repurpose it in web pages and emails and market research companies can get a much higher response rate.

Content is converted into the proprietary Clipstream™ compression format using the Clipstream™ encoder software which we provide for free. The content owner purchases a code key from us that enables the content to play. Code keys are limited to a period of time.

Our software applications will work on most Java based computers, set top boxes and wireless devices which have enough CPU and memory to play back the content. In addition, our Clipstream™ software enables streaming media to be delivered to users regardless of the operating system of the user’s computer. We may adapt

5 of 43

Clipstream™ in the New Year to work on devices such as cell phones that currently don’t have the resources to play back content in our format.

Our Clipstream™ software products incorporate the following features that we believe give our products advantages over products offered by competitors:

1.

Web pages, e-mails, banner advertisements and other Internet applications that incorporate our Clipstream™ software enable users to play the media instantly without the requirement of an additional player program.

2.	Our customers are able to achieve up to a 90% reduction on bandwidth costs for streaming delivered using our products versus competing streaming solutions.

3.	The Clipstream™ software enables streaming through firewalls and proxies that may block competing streaming solutions.

4.	The Clipstream™ software is compatible with database protocols and non-personal computer devices such as PDA’s, wireless and set top boxes that support Java.

5.	The look and feel can be tightly integrated into a web page and most aspects of the engine can be accessed via Javascript.

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

9.	Clipstream™ content can be locked to a particular website, protecting content owners from piracy.

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

6 of 43

receive a Radio Destiny Internet radio broadcast using our Destiny Media Player™. The Radio Destiny Broadcaster software has been designed to be consumer friendly and is easy to use.

Our Radio Destiny software has been commercially available since 1996.

Our Destiny Media Player™ software product is a combination MP3/Music player and radio receiver that can be installed on a user’s personal computer. This software features a radio mode and a music mode. In the radio mode, a user is able to listen to radio broadcasts from any of stations on the RadioDestiny Broadcast Network™. The Destiny Media Player™ features a live directory of stations with direct e-mail and web links to these broadcasters. In the MP3 mode, a user can play MP3 files directly from the user’s library of MP3 files. The Destiny Media Player™ automatically scans the user’s hard drive for existing music files and creates an MP3 library for access by the Destiny Media Player™. The Destiny Media Player™ also features a list of MP3 web sites that allows a user to easily click a link to access MP3 sources. The Destiny Media Player™ also supports playback of streaming MP3’s, .wav and midi files, as well as music CDs. The Destiny Media Player™ is a small, yet powerful, application and can be downloaded from the Internet and can be installed by a user within two minutes.

MPE
http://www.destinympe.com

The MPE™ system enables a content owner to securely move content through the Internet to a trusted end user. The current system is built out for music, but it can be adapted to support any type of digital content. We plan to build out video support in fiscal 2006.

The content owner uses our encoder tool to manage lists of potential recipients. Because of the hierarchical organization of most record labels consisting of independent label groups and sub-labels, list management is top down, so that users with a higher authorization can see and manage lists below, but can’t see or manage lists from a label with a higher authorization level.

Music labels can access the original content off of CDs, from the local hard drive or from a LAN based music repository. They check off the recipients from the list management system and whether the system should send an email by preview. They set rights for the users, including whether the user has to play the song on the recipient computer or can it be exported to a portable device. They set the times for any previews to go out and when the song should show up in the system.

When the song is released, it is automatically encoded in a preview format and a high quality compressed format. The compressed format retains all of the audio fidelity of the original in a fraction of the file size. The system achieves this by allocating bits on a variable basis, so that if a song gets busy, it allocates more bits, but when the song becomes less complex, fewer bits are required.

The compressed file is then sent to our server with the attached song data and artwork, where it resides in a database.

If this is the first time a user has been serviced with a song, the system will automatically send an email invitation with instructions to download our player software.

Users can configure their experience with the system; including merging various email accounts into a single ID and setting email preferences. At the user’s request, email previews can be restricted to one per day, week or month in the form of a digest. Otherwise, if a preview is selected by the label, an email will automatically go out at the specified date and time alerting the recipient of a new song. This email preview can feature a Clipstream™ stream of the song embedded directly in the email, album cover graphics, promotional materials and instructions for accessing the song.

When the recipient launches the player, they are presented with a list of label logos that have made songs available to them. The order of the icons is dependent on the order that the user was serviced with new music.

7 of 43

Under each label, they see the tracks that are available for them on our server. From this screen, they can listen to a high quality stream, look at album graphics and promotional information, provide feedback to the label or download the song locally to their machine.

Songs are downloaded in the background using our download manager and each song is encrypted securely with a key generated based on a fingerprint of that particular authorized computer. If the song is passed on to another computer, it will not play.

If the user has “export rights”, they can drag the song into a playlist which they can burn to CD using our integrated low level CD burning software or export directly into the standard digital software systems used at radio stations. As the song is exported, we embed our proprietary digital watermark into the song.

The watermark is a technology we developed which alters the music into a subtle way that embeds the ID of the user who created the exported file. If the song is copied, the labels can tell who made the first copy.

The recipient’s interaction with the song is monitored, providing valuable data reporting back to the label.

The company has adapted key aspects of the MPE™ security engine, including the watermarking and digital fingerprinting technologies to develop other products for the music industry. As of September 2005, an online store is in development. This store will offer music in Canada to commercial users such as DJ’s, nightclubs and digital jukeboxes. The company also has developed a consumer system that is compatible with distribution over peer to peer networks, but that still ensures compensation to the originating seller of the file. This consumer system is currently not commercially available.

8 of 43

OUR TARGETED MARKETS

Clipstream™ Audio and Video

Clipstream™ Audio and Video on demand offer compelling advantages to anyone with video content they want to put on the Internet. Clipstream™ uses up to 90% less bandwidth because of our support for caching and we reach significantly more users as there is no player to download or configure. Even the Windows Media Player™, which is packaged with Windows PC’s has a lower reach than Clipstream™ as it isn’t compatible with older versions of Windows or non Windows PC’s and because it is common for users to not have the correct codec installed to view the content. Finally, the security Clipstream™ provides to content owners protects them from piracy.

Although any owner of video content is a potential Clipstream™ customer, we tend to target the customers that most benefit from our core advantages.

These customers include:

1.	Advertisers

Since an advertiser typically pays the web portal based on the number of times the advertisement is displayed, it is important to the advertiser that that user is technically able to see the advertisement. Web portal owners don’t want their users being requested to install a player every time the ad is shown, so they like that Clipstream™ natively plays 98% of the time without any action on the part of the web visitor. Ad usage tends to be high volume, so our bandwidth savings because of caching can represent a significant savings to the advertiser.

2.	Market Research Companies

Market research companies will often test market video content that they don’t want widely viewed. They appreciate that Clipstream™ content is more difficult to pirate as it can be locked to a particular host site. It is costly for them to identify people to answer video surveys, so the higher play rate means that more of those users will see the content without outside technical assistance.

3.	Web Portals

Websites with a lot of video or audio content appreciate that the Clipstream™ encoding process can be automated in a batch process through our command line interface. It is common for these sites to host on a distributed caching network such as Akamai or Speedera. Clipstream™ content can be uploaded to these networks without requiring the dedicated streaming server infrastructure and expertise required by competing systems.

4.	Distance Learning

Clipstream™ has dozens of parameters that allows extensive customization to the video playback. In addition, the video applet is able to communicate with other components on the web page using Javascript. Finally, Clipstream™ content can be stored directly in a web database instead of in a remote streaming server. These combinations of features make it easy for educators to create interactive presentations where different snippets of video are streamed together depending on the user’s interactions. This results in a customized experience for each user. Besides traditional distance learning, there is demand for product video manuals and corporate training.

5.	Email Marketing

Destiny has developed a “send to a friend” feature that allows marketers to send video content, such as

9 of 43

movie trailers or product advertisements by email to a list of users. If that content is interesting and users forward it to their friends, the marketer is able to capture email addresses of the people that the content is forwarded to. This application is less successful than in past years as increased email security has blocked Clipstream™ in some cases.

6.	Corporate Communications

Many companies only want a single video on their site, such as their company corporate video, annual meeting or a message from the CEO. We’ve developed licensing for a small number of clips to target this market vertical.

7.	Audio Site Navigation

Because of Clipstream’s™ ability to interact with other web content using Javascript, site owners can tie specific audio information to different aspects of their site. For example, they can have a welcome message when the page loads, then more targeted messages as the user moves the mouse around the screen. If the mouse hovers over a product, the audio might direct them to the correct button to press. Some sites are under a mandate to become accessible to the blind and our audio navigation can help accomplish that goal.

8.	Audio Previews

Clipstream™ can be configured to begin playing instantly, so users can listen to previews of music or other content by clicking or hovering over album covers or play buttons. Site owners like that the streaming content can be seamlessly integrated into the website without popping up a large external player window.

Clipstream™ Live

Clipstream™ Live requires server software to be installed on the originating computer. That computer can support up to 400 simultaneous viewers. To support more than that, repeater software is installed on other computers, which grab the signal from the originating computer and forward it to recipients. There is no limit to this process and the number of viewers that can be reached, but there is a requirement for an investment in hardware and bandwidth to reach more than a small number of viewers.

For that reason, we have targeted applications that require few viewers, events where the customer rents existing equipment and large corporate webcasts.

One application that has one or a small number of viewers is surveillance and remote diagnostics. One technician or security analyst will watch a screen which monitors a remote camera through the internet. We’ve targeted military users and security companies for this application. Another common example is a consumer user who broadcasts to friends or family or a small number of viewers as a hobby.

For events, we have targeted ISP’s who can license our software for a large number of simultaneous users, then resell access to our software and their equipment and bandwidth at an hourly rate.

Large corporate users tend to be technology companies communicating with their employees, investors and customers. They are willing to incur a significant investment to showcase their early adoption of advanced technology.

Other larger users include television stations that want to make their live content web accessible.

We also offer an audio only version of live, which we are targeting to commercial radio stations that would like to be web accessible. They appreciate that our technology allows listeners to hear their content without leaving their

10 of 43

web page or switching to another internet radio station.

Clipstream™ Audiomail

This product allows a user to leave a message on a telephone answering machine. Our server infrastructure instantly returns the content as a Clipstream™ streaming audio clip by email. Users can forward this message to an email mailing list rather than phoning each person on that list directly.

The system can also have that message embed automatically into a pre-specified spot in their website. This allows someone who isn’t technical to update web content in real time. One example is providing a report on ski conditions remotely from the ski hill. A person out on the hill can call in the report by cell phone and have it instantly appear as a link in their website. Other examples include users that provide daily commentary that they want to include in their website without approaching a technical person for constant updates.

We are also targeting large sites where users can call in to market their own products. These applications run from classified sites that include audio to dating sites where users can call in and talk about themselves.

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

MPE™

We are targeting the five major record labels and the larger independent labels. For the recording industry to pay for the software system, they will need to see strong adoption from radio, so we are also targeting radio to create demand.

We are setting up an online store which we will use to sell music directly to Canadian commercial users such as DJ’s and club owners.

11 of 43

OUR REVENUE MODEL

Clipstream™

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

Web advertising requires a fixed set up fee per campaign and a license per thousand impressions served. Market research surveys are priced per survey. Each survey allows the user to include up to ten videos. Clipstream Live is priced based on the number of recipient streams.

We charge web site portals an annual license fee that is based on the number of clips that are used. We also offer a fixed license for 2 ½ times the annual license price.

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

Pirate Radio

We are selling the Pirate Radio software suite that includes both the Destiny Media Player™ and a personal RadioDestiny Broadcaster license for a one time fee online via our automated e-commerce system.

MPE™

We are in the roll out phase for MPE™ and as of year end, a number of our label customers were getting usage of the system for free. The reason is that we need content in the system to drive radio adoption.

Beginning in Q1 of fiscal 2006, we anticipate a flat monthly fee for the major labels until they are able to stop following up the digital distribution with a physical CD. When they stop sending physical CDs (or sooner), we will charge a transactional fee for each user each song is made available to.

For independent labels and label verticals that have a high enough installed base at radio, we are charging by transaction.

Music in the online store will be sold on a credit system. The cost of a credit will depend on the number of credits purchased at once, in advance. We recognize revenue when the credits are used to actually purchase songs.

12 of 43

OUR MARKETING PLAN

We generate the majority of our software sales through our employee sales network and our reseller network. We employ sales staff in our Vancouver, British Columbia office to market our software products to our current customers and to our targeted potential customers. In addition, we have established a network of resellers. We charge our reseller partners an annual partner fee that buys them varying levels of support and service from Destiny Media. In general, a higher level of support and a higher partner fee commitment achieves a higher margin for the partners. Reseller partners receive a direct commission, which varies and is in line with standard software commission rates.

Clipstream™

We advertise Clipstream™ in a variety of search engines according to keywords associated with streaming. When the user searches for that keyword, the corresponding advertisement is shown. We advertise with Looksmart, Overture and Google.

The bulk of our incoming sales leads are generated via search engine advertising and word of mouth. These leads are handled by our internal sales team and our external partners, by email, telephone and face to face if necessary.

Our larger recurring opportunities take more time to sell and usually involve significant presales support and training and possible free trials. We target these recurring revenue verticals via web and print advertising, cold calls and attendance at industry specific trade shows.

Unless we are paid an additional white label fee, we require that the Clipstream™ logo show before the video plays and that users place a link to our site on their site. In addition, a right click on Clipstream™ enabled content will provide a link back to our site. This word of mouth advertising has been fairly effective for us.

Pirate Radio

Currently, all Pirate Radio sales are generated through word of mouth and search engine marketing which drives customers to our online site. Occasionally, customers will ask for distributor pricing so that they can resell locally. We offer reseller discounts with a minimum purchase of ten units.

We have partnered with a Japanese reseller who will be offering pirate radio through retail channels in Japan as a boxed product.

MPE™

We have partnered with Promo Only to market our MPE™ system to record labels and radio stations. Their existing business provides us with access to decision makers and a high profile brand name.

We have also partnered with Mediabase to provide a higher profile with radio stations. We’ve also entered into a number of agreements with other industry software providers to ensure our software is compatible with their systems.

We are working to secure independent distribution of the system to independent labels through a high profile partner.

We will sell credits for our online music store directly through online credit card purchase and through our partner, Promo Only’s distribution channels at retail.

13 of 43

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

We manage our own server infrastructure. We have ten servers, thirty four RAID drives, one gigabit switch, two 100 BT switches. Applications include our internal server, our web servers, our online store, the MPE™ system, the IVR server, the backup server and our email systems. We have installed fiber optic cabling directly from our server infrastructure to the Internet backbone from our head office location. This fiber link provides us with the ability to support our customers with extremely high bandwidth hosting capabilities.

COMPETITION

Our principal competitors in the development and distribution of streaming media technology are RealNetworks, Micromedia Flash and Microsoft Corporation. All are substantially larger than we are and have significantly greater financial resources available and have increased their commitment to and presence in the streaming media industry. We anticipate they will continue to increase the competitive pressure in the overall market for streaming media software. This increased competition could lead to increased pressure to decrease the price of streaming media software. This pressure on price could force us to reduce the price that we are able to charge our customers for our software products.

Our main competition for broadcasting audio over the internet is Live 365 Network, Shoutcast and Icecast.

Our main competitor for our MPE™ system is in-house hand delivery of music CDs. We are unaware of a digital delivery competitor with a significant presence in the US Market.

14 of 43

The factors that impact on our ability to compete in the media distribution software market include:

(i)	the quality and reliability of our software;
(ii)	the features of our software;
(iii)	ease of use and interactive user features of our software;
(iv)	scalability of our software;
(v)	our software pricing and licensing terms;
(vi)	the emergence of new and more advanced technologies; and
(vii)	the compatibility of our software with our customer’s existing network components and software systems

We must continue to innovate and improve the performance of our software products to compete in the media technologies market, to maintain our customer base and to increase our customer base. We anticipate that consolidation will continue in this industry and related industries such as computer software, media and communications. Consequently, competitors may be acquired by, receive investments from or enter into other commercial relationships with, larger, well-established and well-financed companies. There can be no assurance that we will be able to establish or sustain a leadership position in these market segments. We are committed to working toward market penetration of our brand, products and services, which, as a strategic response to changes in the competitive environment, may require pricing, licensing, service or marketing changes intended to extend our current brand and technology. Price concessions or the emergence of other pricing or distribution strategies by competitors may reduce the prices that we may charge our customers for our software products. In addition, many of our current and potential competitors have greater name recognition, larger overall installed bases, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. These competitive factors may have a material adverse effect on our business, financial condition and results of operations.

Clipstream™:

There are several other playerless providers, but we are generally the recognized leader in the playerless vertical as our product is much more mature than the newer technologies. Our main competition is from the four major player based solutions: Macromedia Flash, Real Networks, Windows Media Player and Quicktime.

These principal competitors in the development and distribution of streaming media technology are substantially larger than we are and have significantly greater financial resources available. These companies have increased their commitment to and presence in the streaming media industry. This commitment has increased and we anticipate will continue to increase the competitive pressure in the overall market for streaming media software. This increased competition could lead to increased pressure to decrease the price of streaming media software. This pressure on price could force us to reduce the price that we are able to charge our customers for our software products.

It is possible that new companies will enter the market with products and services that compete with our players and tools and the competitive landscape could change significantly to the detriment of the Company as consumers are faced with a broader array of products with similar functionality.

Pirate Radio:

The main competition for broadcasting internet radio over the Internet is Live 365 Network, Shoutcast, Icecast and other forms of MP3 streaming. The player based solutions also can be used to broadcast live audio streams, but they aren’t targeted to the same hobbyist market that this product is aimed at.

15 of 43

MPE™:

The current system of sending music by CDs that are mailed individually to each radio station appears to be the most significant barrier to the use of our system. Adoption of our system has progressed significantly in fiscal 2005 as both radio and label users become familiar with the benefits and use of the system. We are not aware of any digital distribution system, either developed internally by the music labels or outside competitors, with any significant presence in the US.

Though it appears that the barriers to the market are significant, it is possible that new companies will enter the market with products and services that compete with our MPE™ technology and the competitive landscape could change significantly to the detriment of the Company.

TRADEMARKS AND INTELLECTUAL PROPERTY

We have been granted a trademark for Clipstream™ in Canada, Japan and Europe in connection with our software products. In the UK, an unrelated company called Clipstream Online Video Management (http://clipstream.co.uk/) has been infringing on our trademark. In response to a letter sent to them by Destiny, they have filed invalidity proceedings in Europe. We have negotiated with them and they have decided to withdraw the infringement proceeding. As of September 2005, this had not been finalized.

We have filed for patent protection in the US for the MPE™ distribution system. Patent protection is currently pending.

We have applied for trademark protection in the US for MPE™. This protection is currently pending.

We generally develop our own technologies and algorithms in house and have a number of technologies that we rely on to maintain our competitive advantage.

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

16 of 43

As There Is Substantial Doubt About Our Ability To Continue As A Going Concern, An Investment In Our Common Stock Is Risky.

We have disclosed in the notes to our financial statements that we have incurred recurring losses from operations and that we have a working capital deficiency. Our operating losses to date have been primarily financed by equity transactions. Depending on our ability to grow sales and related cash flows, we may need additional capital through public or private financings that may not be available on reasonable terms. Accordingly, we will require the continued financial support of our shareholders and creditors until we are able to generate sufficient cash flows from operations on a sustained basis. There can be no assurances that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our auditors have made reference to a substantial doubt about our ability to continue as a going concern in their audit report on our audited financial statements.

If We Are Unable To Achieve Additional Financing, Then Our Financial Condition And Our Ability To Continue Our Business Operations Will Be Adversely Affected.

We had a working capital deficit of $657,601 as of August 31, 2005. We had accounts payable and accrued liabilities in the amount of $369,085 as of August 31, 2005. We had a loss from operations of $547,464 for the year ended August 31, 2005. As a consequence of these factors, we require additional financing in order to maintain our existing business operations. We are pursuing additional financing, including equity private placements of our common stock. We currently do not have any arrangements for financing in place. There is no assurance that we will be able to achieve additional financing to fund the operating loss from our business operations and to pay our current liabilities. If we do not raise additional capital, then our financial condition and our ability to continue operations will be adversely affected. If we are successful in completing equity private placements of our common stock, then existing shareholders will experience dilution of their interests in Destiny Media.

If We Are Unable To Increase Our Revenues, Then Our Business And Our Financial Condition Will Suffer.

Our revenues have increased to $769,067 for the year ended August 31, 2005 from $751,914 for the year ended August 31, 2004. The small increase in revenue is attributed to our internal focus on the commercial deployment of MPE™. The allocation of significant resources to the final stages of the MPE™ development and customization has resulted in the reduction in Clipstream™ revenues for fiscal 2005. Our operating expenses to date still exceed our revenues. Accordingly, our ability to attain profitability and to decrease our dependence on external financing is contingent upon our ability to increase all product revenues. We are working to continue the increase in revenues from sales of our Clipstream™ software. There is no assurance that we will be able to continue to increase revenues from our Clipstream™ software or that the MPE™ secure media distribution system will generate revenues in excess of the expenses attributable to the marketing of this product. If we are not successful in increasing revenues, then our ability to achieve profitable operations will be adversely affected.

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

17 of 43

If We Are Not Able To Control Our Operating Expenses, Then Our Financial Condition May Be Adversely Affected.

We have been successful in containing our operating expenses. Operating expenses increased slightly to $1,301,691 for the year ended August 31, 2005 from $1,256,580 for the year ended August 31, 2004. Our ability to achieve profitability is conditional upon our ability to maintain our operating expenses. While we have been successful in containing our operating expenses, there is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

As We Have A History Of Net Losses, There Is No Assurance That We Will Attain Profitability.

We have had net losses since our inception in 1998. We have an accumulated deficit of $4,635,958. In addition, our loss for the year ended August 31, 2005 was $547,464. Our inability to increase our revenues while maintaining reduced operating expenses will cause our history of losses to continue.

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

18 of 43

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

19 of 43

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

20 of 43

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

ITEM 2. DESCRIPTION OF PROPERTY.

Our head office is located in leased premises at Suite 1040, 1055 West Hastings Street, Vancouver, British Columbia, Canada V6E 2E9. Our principal business operations are carried out from head office. Our leased premises consist of approximately 5,734 square feet. We pay rent of approximately $14,000 Canadian (equal to approximately $12,000 US) per month. The lease expires August 31, 2007. We consider our leased premises adequate for our current business purposes.

ITEM 3. LEGAL PROCEEDINGS.

Destiny Software Productions Inc, Destiny Media’s wholly-owned subsidiary, has commenced legal proceedings against Impatica.com Inc. as defendant in the Supreme Court of British Columbia, Canada for payment of approximately $512,500 in unpaid technology licensing fees. During November, 2000 we agreed to license our Clipstream™ and Videoclipstream™ technology to Impatica in return for a $675,000 license fee. The agreement called for payment of that fee in three installments against delivery of the technology in three phases. The technology was delivered and we received the first two payments totaling $162,500, but Impatica has defaulted in paying the last $62,500 in cash and delivering the 200,000 Impatica shares which were to make up the balance of the purchase price. It is our position that Impatica has repudiated the licensing agreement and that the unpaid license fees totaling $512,500 are a debt owing by Impatica to Destiny. The outstanding balance has not been booked as revenue or elsewhere in our financial statements. The Writ of Summons was filed in the BC Supreme Court on June 6, 2001. The S.C.B.C. Registry No. is S013166. The defendant has denied liability to Destiny Software on the basis that the license agreement was not formalized and that funds were advanced on an alleged “good faith” agreement. The defendant has filed a counter-claim against Destiny Software seeking return of the $162,500 advanced to us on the alleged “good faith” agreement based on the defendant’s allegation that the technology did not perform as represented.

On September 14, 2004, a statement of claim was filed against the Company by its former solicitor for fees of $122,784 [Cdn$145,978] relating to legal services provided in connection with a failed transaction in 2001 and other general corporate matters. It is the Company’s position that a significant portion of the fees being sought by its former solicitor are unwarranted and that the fees should not be borne by the Company. The Company has engaged legal counsel to defend itself. The Writ of Summons was filed in the BC Supreme Court on September 14, 2004. As at August 31, 2003, the Company has accrued for $117,319 of the disputed fees and will seek all options available to extinguish this debt. Any adjustments to the amounts recognized will be recorded when determinable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending August 31, 2005.

21 of 43

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol DSNY. The first day on which the Company’s shares were traded under the stock symbol DSNY was June 26, 2000. The high and the low trades for our shares for each quarter of actual trading were:

QUARTER	HIGH ($)	LOW ($)

3rd Quarter 2000	$1.56	$0.59
4th Quarter 2000	$0.62	$0.14
1st Quarter 2001	$0.62	$0.14
2nd Quarter 2001	$0.31	$0.10
3rd Quarter 2001	$0.17	$0.07
4th Quarter 2001	$0.19	$0.07
1st Quarter 2002	$0.26	$0.11
2nd Quarter 2002	$0.19	$0.12
3rd Quarter 2002	$0.18	$0.08
4th Quarter 2002	$0.14	$0.07
1st Quarter 2003	$0.14	$0.08
2nd Quarter 2003	$0.11	$0.06
3rd Quarter 2003	$0.11	$0.06
4th Quarter 2003	$0.22	$0.06
1st Quarter 2004	$0.35	$0.08
2nd Quarter 2004	$0.36	$0.16
3rd Quarter 2004	$0.66	$0.37
4th Quarter 2004	$0.69	$0.28
1st Quarter 2005	$0.63	$0.31
2nd Quarter 2005	$0.47	$0.27
3rd Quarter 2005	$0.45	$0.30
4th Quarter 2005	$0.37	$0.19

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of November 25, 2005, we had 36,787,556 shares of our common stock outstanding and there were 1,119 registered shareholders of our common stock.

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

22 of 43

Recent Sales of Unregistered Securities

During our fiscal year ended August 31, 2005, we did not complete any sales of securities that were not registered pursuant to the Securities Act of 1933 (the “Securities Act”).

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

RESULTS OF OPERATIONS

Revenue

Approximately 81% of our revenues continue to be derived from sales of our Clipstream™ software, with the balance being comprised of sales of our MPE secure distribution system and sales of our PirateRadio software. For sales of our Clipstream™ software, our revenues are primarily attributable to revenues from license fees. Revenues associated with maintenance agreements for our Clipstream™ software, which include updates, upgrades, support and training services, accounted for approximately 4% of Clipstream™ revenues.

Our revenues increased to $769,067 for the year ended August 31, 2005 from $751,914 for the year ended August 31, 2004, representing a increase of $17,153 or 2%.

Operating Expenses

General and administrative	August 31,	August 31,	$	%
	2005	2004	Change	Change

Wages and benefits	184,899	159,689	25,210	15.79%
Consulting	4,597	-	4,597	100.00%
Rent	28,545	24,045	4,500	18.71%
Telecommunications	12,086	9,996	2,090	20.91%
Bad debt	24,699	31,745	(7,046)	(22.20%)
Office and miscellaneous	75,832	198,363	(122,531)	(61.77%)
Professional fees	146,800	86,236	60,564	70.23%
	477,458	510,074	(32,616)	(6.39%)

General and Administrative. Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures. General and administrative costs decreased to $477,458 for the year ended August 31, 2005 from $510,074 for the year ended August 31, 2004, a decrease of $32,616 or 6.39% .. The decrease in general and administrative costs is primarily due to a decrease of $7,046 for bad debt expense and a decrease of $122,531 for office and miscellaneous expenses. In fiscal 2004, a one time charge of $80,000 related to business development activities did not exist in fiscal 2005. The decrease to general and administrative costs was partially offset by an increase to professional fees of approximately $60,000 and an increase to wages and benefits of approximately $25,000

23 of 43

Sales and marketing	August 31,	August 31,	$	%
	2005	2004	Change	Change

Wages and benefits	222,431	302,568	(80,137)	(26.49%)
Consulting	4,597	-	4,597	100.00%
Rent	28,546	32,664	(4,118)	(12.61%)
Telecommunications	12,086	13,578	(1,492)	(10.99%)
Meals and entertainment	1,594	4,174	(2,580)	(61.81%)
Travel	28,452	15,242	13,210	86.67%
Advertising and marketing	86,102	77,281	8,821	11.41%
	383,808	445,507	(61,699)	(13.85%)

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. Sales and marketing costs were $383,808 for the year ended August 31, 2005 compared to $445,507 for the year ended August 31, 2004, representing a decrease of $61,699 or 13.85% . The decrease to sales and marketing is attributed to a decrease of $80,137 to wages and benefits due to a smaller sales force and lower commissions paid.

Research and development	August 31,	August 31,	$	%
	2005	2004	Change	Change

Wages and benefits	308,165	206,882	101,283	48.96%
Consulting	7,662	-	7,662	-
Rent	47,576	33,461	14,115	42.18%
Telecommunications	20,144	13,910	6,234	44.82%
Repairs and maintenance	-	4,108	(4,108)	(100.00%)
	383,547	258,361	125,186	48.45%

Research and Development. Research and development costs consist primarily of salaries and related personnel costs including overhead, and consulting fees with respect to product development and deployment. Research and development costs increased to $383,547 for the year ended August 31, 2005 from $258,361 for the year ended August 31, 2004, representing an increase of $125,186 or 48.45% . Research and development increased over prior year because of an increase of $101,283 to wages and benefits and an increase of $14,115 to rent.

Depreciation and amortization. Depreciation and amortization expenses arose from fixed assets and other assets. Depreciation and amortization decreased to $56,878 for the fiscal year ended August 31, 2005 from $92,638 for the fiscal year ended August 31, 2004, an decrease of $35,760 or 39%.

Other earnings and expenses

Interest expense increased to $14,840 for the fiscal year ended August 31, 2005 from $6,197 for an effective increase of $8,643. Interest and other income decreased to $nil for the 12 months ended August 31, 2005 from $12,206 for August 31, 2004. The change over prior year is primarily due to the Company ceasing to earn rental income on excess space sublet during the year.

24 of 43

Losses

Our loss from operations increased to $532,624 for the year ended August 31, 2005 from $504,666 for the year ended August 31, 2004, representing an effective increase of $27,958. Our loss increased to $547,464 for the year ended August 31, 2005 from $419,436 for the year ended August 31, 2004, representing an effective increase of $128,028 or 31%.

For our fiscal year ending August 31, 2006, our management plans on concentrating its efforts in the following areas in order to achieve profitability:

1.	Commercial deployment and full scale marketing of MPE™.

2.

Increase sales of the Clipstream™ technology by focusing on our area of strength undertaking marketing the “Clipstream™” java based streaming solution. Development has been completed and we are now embarking on a marketing and sales program to fully exploit and maximize revenue from this product. Our sales group includes both inside and outside sales and a network of ninety resellers in eleven countries. License agreements and partnership opportunities will be sought with larger content providers, aggregators and resellers.

3.	Strategic allocation of current resources to optimize overall ROI.

We will have to raise additional funds to complete our business plan due to our significant working capital deficit. Our goal is to obtain these funds through an optimal mix of internal and external financing opportunities including cash flows from operations, strategic partnerships and equity financings. There is no assurance that we will achieve the required financing.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $30,576 as at August 31, 2005 compared to cash of $17,523 as at August 31, 2004. We had a working capital deficiency of $657,601 as at August 31, 2005 compared to a working capital deficiency of $407,872 as at August 31, 2004

Working Capital Deficiency

The increase in our working capital deficiency is attributed to an increase to loans payable and a significant decrease to accounts receivable. Loans payable increased as a result of requirements of operations.

Our accounts payable and accrued liabilities decreased to $369,085 as at August 31, 2005 from $440,997 at August 31, 2004, representing a decrease of $71,912 or 16%. Included in our accounts payable and accrued liabilities balance as at August 31, 2005 is $182,967 of disputed payables, $91,573 of accrued liabilities, $30,754 of advances and $63,793 trade accounts payable. We are currently considering all options available to extinguish these liabilities.

Our loans payable increased to $337,773 as at August 31, 2005 from $20,564 as at August 31, 2004.

Our current deferred revenues decreased to $32,329 as at August 31, 2005 from $62,305 as at August 31, 2004, representing a total decrease of $29,978 or 48%.

Cash Flows

Net cash used in operating activities increased to $587,132 for the year ended August 31, 2005 compared to $207,550, representing an increase of $379,582 or 183%. The cash used in operating activities was off-set by net

25 of 43

cash provided by financing activities in the amount of $599,530 for the year ended August 31, 2005 compared to $319,639 for the year ended August 31, 2004.

We have financed our operations to date primarily through the sale of equity securities and borrowings from shareholders. When possible, we have issued common stock for services and debt settlement. We continued these financing activities through the year ended August 31, 2005 as our revenues to date have provided insufficient funding for our working capital requirements. Accordingly, we anticipate that we will have to continue to rely on funding from private placements, cash flows and other offerings in order to finance our future operating costs.

We completed the following issuances of our common stock during the year ended August 31, 2005 in respect of our financing activities:

1.	We issued 1,118,125 common shares pursuant to option agreements exercised during the year at a weighted average exercise price of $0.29 for net proceeds of $293,177.

2.

As at August 31, 2004, 100,000 common shares are issuable pursuant to an option agreement. Net proceeds of $25,000 at an exercise price of $0.25 were received prior to year end. We issued the required common shares September 2, 2004.

Going Concern

We have incurred recurring losses from operations and we have a working capital deficiency. We have disclosed in the notes to our financial statements that we have incurred recurring losses from operations and that we have a working capital deficiency. Our operating losses to date have been primarily financed by equity transactions. Depending on our ability to grow sales and related cash flows, we may need additional capital through public or private financings that may not be available on reasonable terms. Accordingly, we will require the continued financial support of our shareholders and creditors until we are able to generate sufficient cash flows from operations on a sustained basis. There can be no assurances that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our financial statements included with this Annual Report on Form 10-KSB.

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

26 of 43

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

27 of 43

Restatement of Interim Financial Statements Contained in Quarterly Reports for 2005

In connection with its preparation of the consolidated financial statements for the fiscal year ended August 31, 2005, management of the Company determined that the previously issued interim financial statements contained in the Company's Quarterly Reports on Form 10-QSB for the quarters ended November 30, 2004, February 28, 2005 and May 31, 2005 should be restated to correct errors in those financial statements for the inappropriate capitalization of software development costs which occurred after the product was released to a customer.

The following table provides the cumulative amount and cumulative restatement:

	3 months ending		6 months ending		9 months ending
	November 30, 2004		February 28, 2005		May 31, 2005
	As	As	As	As	As	As
	reported	restated	reported	restated	reported	restated
Consolidated Balance Sheet
Software development
costs, net of accumulated	95,663	83,268	107,256	73,775	107,402	65,787
depreciation
Total stockholders'
deficiency	(413,883)	(426,278)	(355,914)	(389,395)	(468,554)	(510,169)

Total assets	305,153	292,758	280,705	247,224	192,314	150,699

Consolidated Statement of Operations
Research and
development	59,068	71,578	175,485	213,001	264,267	314,537

Depreciation	12,595	11,901	30,172	26,340	49,513	41,521

Net loss	(103,024)	(114,840)	(196,453)	(230,137)	(340,190)	(382,468)

Net loss per common	(0.00)	(0.00)	(0.01)	(0.01)	(0.01)	(0.01)
share, basic and diluted

Comprehensive loss	(130,993)	(143,388)	(213,613)	(247,094)	(351,950)	(393,565)

Consolidated Statements of Cash Flows
Net cash used in operating
activities	(154,833)	(167,343)	(300,574)	(338,090)	(394,599)	(444,869)
Net cash used in investing
activities	(15,808)	(3,298)	(41,767)	(4,251)	(56,993)	(6,723)

28 of 43

	3 months ending		3 months ending
	February 28, 2005		May 31, 2005
	As	As	As	As
	reported	restated	reported	restated
Consolidated Statement of Operations
Research and
development	116,417	141,423	(142,737)	(129,983)

Depreciation	17,577	14,439	19,341	15,181

Net loss	(93,429)	(115,297)	(142,737)	(151,331)

Net loss per common	(0.01)	(0.01)	(0.01)	(0.01)
share, basic and diluted

29 of 43

ITEM 7. FINANCIAL STATEMENTS.

Index to Audited Consolidated Financial Statements for the Year Ended August 31, 2005:

1.	Auditors’ Report;

2.	Consolidated Balance Sheets as at August 31, 2005 and 2004;

3.	Consolidated Statement of Operations for the Years ended August 31, 2005 and 2004;

4.	Consolidated Statement of Stockholders’ Deficiency and Comprehensive Loss for the Years ended August 31, 2005 and 2004;

5.	Consolidated Statement of Cash Flows for the Years ended August 31, 2005 and 2004;

6.	Notes to Consolidated Financial Statements.

Consolidated Financial Statements

Destiny Media Technologies Inc.
August 31, 2005 and 2004
(Expressed in United States dollars)

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Destiny Media Technologies Inc.

We have audited the accompanying consolidated balance sheet of Destiny Media Technologies Inc. as of August 31, 2005 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Destiny Media Technologies Inc. at August 31, 2005 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company’s recurring net losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The 2005 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The comparative figures for the preceding year were audited by other auditors who expressed an opinion without reservation on those statements in their report dated October 8, 2004.

/s/ ERNST & YOUNG LLP

Vancouver, Canada,
October 21, 2005.	Chartered Accountants

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
[See Note 2 - Going Concern Uncertainty]

As at August 31	(Expressed in United States dollars)

	2005	2004
	$	$

ASSETS
Current
Cash	30,576	17,523
Short-term investments	—	8,661
Accounts and other receivables, net of allowance for
doubtful accounts of $7,000 [2004 - $19,291]	46,437	67,484
Inventory	2,246	3,480
Prepaid expenses	2,327	18,846
Total current assets	81,586	115,994
Software development costs, net of accumulated
amortization of $29,346 [2004 - $nil]	58,693	81,857
Property and equipment, net of accumulated
amortization of $216,202 [2004 - $156,809] [note 4]	65,863	73,572
Other assets, net of accumulated amortization
of $86,697 [2004 - $73,306]	—	5,198
Total assets	206,142	276,621

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current
Accounts payable [note 10]	277,512	407,349
Accrued liabilities	91,573	33,648
Shareholder loans payable [note 5]	337,773	20,564
Deferred revenue	32,329	62,305
Total current liabilities	739,187	523,866
Deferred leasehold inducements, net of accumulated
amortization of $22,104 [2004 - $nil]	58,594	73,071
Obligation for share settlement [note 6]	100,000	100,000
Total liabilities	897,781	696,937

Commitments and contingencies [notes 9 and 10]
Stockholders’ deficiency [note 7]
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 36,434,223 shares
August 31, 2004 - 35,316,098 shares]	36,436	35,318
Issued and held for settlement: 133,333 shares
Additional paid-capital	4,022,123	3,688,208
Stock issuable	—	25,000
Deficit	(4,635,958)	(4,088,494)
Accumulated other comprehensive loss	(114,240)	(80,348)
Total stockholders’ deficiency	(691,639)	(420,316)
Total liabilities and stockholders’ deficiency	206,142	276,621

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended August 31	(Expressed in United States dollars)

	2005	2004
	$	$

Revenue	769,067	751,914

Operating expenses
General and administrative	477,458	510,074
Sales and marketing	383,808	445,507
Research and development	383,547	258,361
Depreciation and amortization	56,878	42,638
	1,301,691	1,256,580
Loss before undernoted	(532,624)	(504,666)
Other earnings (expenses)
Gain on extinguishment of debt	—	79,221
Interest and other income	—	12,206
Interest and other expense	(14,840)	(6,197)
	(14,840)	85,230
Net loss	(547,464)	(419,436)

Net loss per common share, basic and diluted	(0.01)	(0.01)

Weighted average common shares outstanding,
basic and diluted	36,183,543	34,704,896

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ DEFICIENCY

Year ended August 31	(Expressed in United States dollars)

						Accumulated
			Additional			other	Total
	Common stock		paid-in	Stock		comprehensive	stockholders’
	Shares	Amount	capital	issuable	Deficit	loss	deficiency
	#	$	$	$	$	$	$

Balance, August 31, 2003	33,003,598	33,005	3,245,214	—	(3,669,058)	(54,905)	(445,744)
Net loss	—	—	—	—	(419,436)	—	(419,436)
Foreign currency translation loss	—	—	—	—	—	(25,443)	(25,443)
Comprehensive loss	—	—	—	—	—	—	(444,879)
Common stock issued for services rendered	250,000	250	79,750	—	—	—	80,000
Common stock issued for cash on private
placement	2,000,000	2,000	268,000	—	—	—	270,000
Common stock issued on options exercised	62,500	63	15,562	—	—	—	15,625
Common stock issuable on options exercised	—	—	—	25,000	—	—	25,000
Stock based compensation - employees	—	—	865	—	—	—	865
Stock based compensation - non-employees	—	—	78,817	—	—	—	78,817
Balance, August 31, 2004	35,316,098	35,318	3,688,208	25,000	(4,088,494)	(80,348)	(420,316)
Net loss	—	—	—	—	(547,464)	—	(547,464)
Foreign currency translation loss	—	—	—	—	—	(33,892)	(33,892)
Comprehensive loss	—	—	—	—	—	—	(581,356)
Common stock issued on options exercised	1,118,125	1,118	317,059	(25,000)	—	—	293,177
Stock based compensation - non-employees	—	—	16,856	—	—	—	16,856
Balance, August 31, 2005	36,434,223	36,436	4,022,123	—	(4,635,958)	(114,240)	(691,639)

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended August 31	(Expressed in United States dollars)

	2005	2004
	$	$

OPERATING ACTIVITIES
Net loss	(547,464)	(419,436)
Items not involving cash:
Depreciation and amortization	56,878	42,638
Shares issued for services rendered	—	80,000
Deferred lease benefit	(21,493)	50,531
Stock-based compensation - employees	—	865
Stock-based compensation - non-employees	16,856	78,817
Interest accrued on term deposit	—	(121)
Changes in non-cash working capital:
Short term investments	9,301	—
Accounts and other receivables	27,315	109,767
Inventory	1,553	1,049
Prepaid expenses	17,975	(16,805)
Accounts payable and accrued liabilities	(112,579)	(129,675)
Deferred revenue	(35,474)	(5,180)
Net cash used in operating activities	(587,132)	(207,550)

INVESTING ACTIVITIES
Purchase of equipment	(7,591)	(10,904)
Purchase of other assets	—	(1,782)
Software development costs	—	(81,857)
Net cash used in investing activities	(7,591)	(94,543)

FINANCING ACTIVITIES
Net proceeds on shareholder loans payable	306,353	9,014
Proceeds from exercise of stock options	293,177	40,625
Proceeds from issuance of commons tock	—	270,000
Net cash provided by financing activities	599,530	319,639

Effect of foreign exchange rate changes on cash	8,246	(6,146)

Net increase in cash	4,807	17,546
Cash, beginning of year	17,523	6,123
Cash, end of year	30,576	17,523

Supplementary disclosure
Cash paid for interest	5,254	6,197
Non-cash transactions for leasehold improvements	—	22,540

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

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

2. GOING CONCERN UNCERTAINTY

The financial statements have been prepared by management in accordance with United States generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred a net loss of $547,464 for the year ended August 31, 2005 [2004 -$419,436], has incurred cumulative losses of $4,635,958 at August 31, 2005, has a working capital deficiency of $657,599, and has a stockholders’ deficiency of $691,639 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity financings and shareholder loans. Management plans to continue to seek sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

3. SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Destiny Software Productions Inc. (“Destiny”). All inter-company balances and transactions have been eliminated on consolidation.

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue recognition

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

3. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

Allowance for doubtful accounts

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

Inventory

Inventory is carried at the lower of cost, determined on a weighted average basis, and net realizable value.

Research and development costs

Research costs are expensed as incurred. Software and related development costs incurred are charged to expense until the technological feasibility of the product has been established. After technological feasibility is established and until the product is available for general release, software development, product enhancements and acquisition costs are capitalized and amortized on a product-by-product basis over the estimated economic life of the product, not to exceed three years. The software development costs that are capitalized are assessed for impairment on a periodic basis.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

3. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Property and equipment

Property and equipment are stated at cost. Depreciation is taken over the estimated useful life of the asset which is calculated using the declining balance method at the following annual rates, commencing upon utilization of the assets:

Furniture and fixtures	20%
Computer hardware	30%
Computer software	100%
Leasehold improvements	Straight-line over lease term

Translation of foreign currencies

The Company’s functional currency is the U.S. dollar. Financial statements of foreign operations for which the functional currency is the local currency are translated into U.S. dollars with assets and liabilities translated into U.S. dollars at the rate of exchange in effect at the balance sheet date and revenue and expense items are translated at the average rates for the period. Unrealized gains and losses resulting from the translation of the financial statements are deferred and accumulated in a separate component of stockholders’ deficiency as a foreign currency translation loss in accumulated other comprehensive loss.

Advertising

Advertising costs are expensed as incurred and totaled $83,253 and $65,488 during the years ended August 31, 2005 and 2004, respectively.

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, the deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect for the year in which the differences are expected to reverse.

Capital stock issued for consideration other than cash

Capital stock issued for consideration other than cash is recorded at an estimate of the fair value of the stock issued or issuable or at an estimate of the fair value of the goods or services received, whichever is more readily ascertainable.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

3. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Stock based compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123 (“FAS 148”). The pro-forma disclosure of stock based compensation is included in note 7[d].

The Company accounts for stock issued to non-employees at fair value in accordance with FAS 123. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

Deferred leasehold inducements

The Company has recorded leasehold improvements and deferred lease inducements, representing the value of a leasehold improvement allowance received and the value of six months free rent provided by the Company’s landlord. The leasehold improvements and the inducement are amortized on a straight-line basis over the contractual lease term.

Earnings per share

Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the dilutive potential of outstanding securities using the treasury stock method.

Comprehensive loss

Comprehensive loss includes all changes in equity except those resulting from investments by owners and distributions to owners. Other accumulated comprehensive loss consists only of accumulated foreign currency translation adjustments for all years presented.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

3. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Recent accounting pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards 123R “Share-Based Payment,” a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, FAS 123R will be effective for annual periods beginning after December 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt FAS 123R on September 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on the Company’s statement of earnings, although it will have no impact on the Company’s overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro-forma net loss and loss per share in note 7[d] to these consolidated financial statements.

4. PROPERTY AND EQUIPMENT

		Accumulated
		depreciation and	Net book
	Cost	amortization	value
	$	$	$

2005
Furniture and fixtures	67,956	50,108	17,848
Computer hardware	159,919	127,955	31,964
Computer software	19,829	19,829	—
Leasehold improvements	34,361	18,310	16,051
	282,065	216,202	65,863

2004
Furniture and fixtures	61,533	41,690	19,843
Computer hardware	137,735	105,841	31,894
Leasehold improvements	31,113	9,278	21,835
	230,381	156,809	73,572

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

5. SHAREHOLDER LOANS PAYABLE

	2005	2004
	$	$

Loans payable, due to shareholders, unsecured,
due on demand, non-interest bearing	328,357	20,564
Loans payable, due to shareholder, unsecured,
due on demand, interest bearing at 18.9%	9,416	—
	337,773	20,564

6. OBLIGATION FOR SHARE SETTLEMENT

During the fiscal year ended August 31, 2003, the Company issued 133,333 common shares to be delivered in settlement for proceeds of $100,000 received in respect of a private placement that was not completed in August of 2000. As the private placement was not completed and although management expects that the amount ultimately will be settled through the release of the shares, the obligation for share settlement is recorded as a liability until a settlement is finalized between the Company and parties involved in the August 2000 private placement.

7. SHARE CAPITAL

[a] Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

[b] Common stock issued

2005

During the year ended August 31, 2005, the Company issued 1,118,125 common shares pursuant to the exercise of employee stock options for gross proceeds of $318,177. Included in this amount is $25,000 for 100,000 common shares that remained issuable at August 31, 2004 so that the net cash proceeds received by the Company during the year was $293,177.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

7. SHARE CAPITAL (cont’d.)

2004

[a]	Common shares issued for services rendered:

On February 24, 2004, the Company issued 250,000 common shares to a third party pursuant to a consulting agreement. The common shares issued have been valued at their market value of $80,000 on the date the services were provided.

[b]	Common shares issued for cash:

On November 21, 2003, the Company completed a series of private placements, which consisted of the issuance of 2,000,000 common shares at a price of $0.15 per share for gross proceeds of $300,000. In connection with this offering the Company paid an agent’s fee of $30,000.

[c]	Common shares issued on options exercised:

During the year ended August 31, 2004, 62,500 employee stock options at $0.25 were exercised for net proceeds of $15,625.

[d]	Common shares issuable on options exercised:

On August 31, 2004, 100,000 employee stock options at $0.25 were exercised for net proceeds of $25,000. The Company issued the required common shares September 2, 2004.

[c]	Stock options

Pursuant to a stock option plan amended March 29, 2004, the Company has reserved 3,750,000 common shares for future issuance under its stock option plan. The options generally vest over a range of periods from the date of grant, some are immediate, others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

7. SHARE CAPITAL (cont’d.)

Stock option activity is presented below:

		Options outstanding
	Shares		Weighted
	available	Number of	average
	for grant	shares	exercise price
	#	#	$

Outstanding, August 31, 2003	1,869,500	1,880,500	0.48
Granted	(1,597,750)	1,597,750	0.25
Exercised	—	(162,500)	(0.25)
Forfeited	188,750	(188,750)	(0.36)
Outstanding, August 31, 2004	460,500	3,127,000	0.49
Granted	(658,125)	658,125	0.47
Exercised	—	(1,018,125)	(0.29)
Forfeited	663,000	(663,000)	(0.50)
Outstanding, August 31, 2005	465,375	2,104,000	0.38

The following table summarizes information concerning outstanding and exercisable options at August 31, 2005:

		Options outstanding
		weighted average
Exercise	Options	remaining	Options
prices	outstanding	contractual life	exercisable
$	#	(in years)	#

0.25	1,509,000	1.92	1,498,167
0.50	520,000	4.24	257,500
1.80	50,000	5.08	50,000
2.50	25,000	0.08	25,000
	2,104,000	2.54	1,830,667

Of the total options outstanding at year end, 1,630,000 [2004 - 2,525,000] were granted to employees and 474,000 [2004 - 602,000] were granted to non-employees of the Company. The compensation expense related to employees was $nil [2004 - 865]. The compensation expense related to options granted to non-employee was $16,856 [2004 - $78,817].

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

7. SHARE CAPITAL (cont’d.)

[d] Pro-forma disclosure of stock based compensation

Pro-forma information regarding results of operations and loss per share is required by FAS 123, as amended by FAS 148, for stock-based awards to employees as if the Company had accounted for such awards using the fair value method.

For pro-forma purposes, the estimated value of the Company’s stock-based awards to employees is amortized over the vesting period of the underlying options. The effect on the Company’s net loss and loss per share of applying FAS 123 to the Company’s stock-based awards to employees would approximate the following:

	2005	2004
	$	$

Net loss as reported	(547,464)	(419,436)
Compensation expense included in net loss	—	865
Compensation expense based on fair value method	(13,189)	(210,446)
Pro-forma net loss	(560,653)	(629,017)

Net loss per common share, basic and diluted:
As reported	(0.01)	(0.01)
Pro-forma	(0.01)	(0.02)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004

Expected dividend yield	—	—
Risk-free interest rate	5.5%	5.5%
Volatility	99%	180%
Expected lives	2.42 years	2.00 years
Per share weighted - average fair value of
stock options granted	$0.09	$0.27

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

8. INCOME TAXES

	2005	2004
	$	$

Deferred tax assets:
Net operating loss carryforwards	1,567,650	1,473,282
Excess of book over tax depreciation	51,663	41,577
	1,619,313	1,514,859
Valuation allowance	(1,619,313)	(1,514,859)
	—	—

Based on historical operations, management is not able to demonstrate that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

	2005	2004

Tax at U.S. statutory rates	34.0%	34.0%
Change in valuation allowance	(34.0% )	34.0%
Tax recovery (expense)	—	—

The reconciliation of (losses) earnings from operations by geographic region is as follows:

	2005	2004
	$	$

United States	(360,777)	(60,486)
Canada	(206,687)	(358,950)
	(547,464)	(419,436)

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

8. INCOME TAXES (cont’d.)

If not utilized to reduce taxable income, the Company’s net operating loss carryforwards will expire as follows:

	Canada	United States
	$	$

2007	646,462	—
2008	729,309	—
2009	152,376	—
2012 and thereafter	173,908	2,887,084
	1,702,055	2,887,084

9. COMMITMENTS

The Company is committed to payments under its premises lease, which expires on September 1, 2007 as follows:

$

2006	132,009
2007	136,832
268,841

10. CONTINGENCIES

[a]

A subsidiary of the Company commenced legal proceedings against Impatica.com Inc. (“Impatica”) for payment of approximately $512,500 in unpaid technology licensing fees. It is the Company’s position that Impatica repudiated the licensing agreement and that the unpaid license fees totaling $512,500 are a debt owing by Impatica to the Company.

The defendant has denied liability to the Company on the basis that the license agreement was not formalized. The defendant has filed a counterclaim against the Company seeking return of $162,500 advanced to the Company on an alleged “good faith” agreement based on the allegation that the technology did not perform as represented. These funds were recorded as revenues earned in accordance with the Company’s revenue recognition policy in fiscal 2001. At August 31, 2005 the outcome of this claim and counterclaim is not determinable. As such, no amounts have been accrued at the year end.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

10. CONTINGENCIES (cont’d.)

[b]

On September 14, 2004, a statement of claim was filed against the Company by its former solicitor for fees and accrued interest of US $122,784 (Cdn$145,978) relating to legal services provided in connection with a failed transaction in 2001 and other general corporate matters. It is the Company’s position that a significant portion of the fees being sought by its former solicitor are unwarranted and that the fees should not be borne by the Company. The Company has engaged legal counsel to defend itself and has launched a counterclaim. The Writ of Summons was filed in the B.C. Supreme Court on September 14, 2004. As at August 31, 2004 and August 31, 2005, the company has accrued for the disputed fees, but not the accrued interest and will seek all options available to extinguish this debt. Any adjustments to the amounts recognized will be recorded when determinable.

11. RELATED PARTY TRANSACTIONS AND BALANCES

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

[a]	Commissions of $nil [2004 - $2,867] were paid to directors and officers.

[b]	During the year, the Company earned $nil [2004 - $4,785] in rental revenue from space sublet to a director.

[c]	During the year, the Company earned $nil [2004 - $7,549] in rental revenue from space sublet to a company in which an officer is a significant shareholder.

[d]

As at August 31, 2005, accounts payable include $nil [2004 - $463] owing to directors and officers of the Company. Accounts receivable include $nil [2004 - $542] owing from directors and officers of the Company.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

12. FINANCIAL INSTRUMENTS

Fair value disclosures

The carrying value of cash, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments. Due to the related party nature of the shareholder loans payable and amounts owing to related parties, it is not practicable to estimate their fair value.

Foreign currency risk

The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. The Company has not entered into contracts for foreign exchange hedges.

13. SEGMENTED INFORMATION AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by location of customer, is as follows:

	2005	2004
	$	$

United States	414,396	568,209
Canada	112,900	65,622
Other	241,771	118,083
Total revenue	769,067	751,914

During the year ended August 31, 2005, one customer represented 15% of the total revenue balance [2004 - no single customer represented more than 10%].

As at August 31, 2005, two customers represent 71% of the trade receivables balance of $46,437 [2004 – three customers representing 38%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2005

14. SUBSEQUENT EVENTS

Following the year end, the Company issued 200,000 shares of common stock from the exercise of stock options for gross proceeds of $40,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

30 of 43

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our executive officers and directors and their respective ages as of September 20, 2005 are as follows:

DIRECTORS:

Name of Director	Age
Steven Vestergaard	39
Edward Kolic	44
Lawrence J. Langs	44
Yoshitaro Kumagai	59
Wayne Koshman	43

EXECUTIVE OFFICERS:

Name of Officer	Age	Office Held
Steven Vestergaard	39	President, Chief Executive Officer and Chief
		Financial Officer
Edward Kolic	44	Secretary

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

31 of 43

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

32 of 43

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

33 of 43

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by us, we believe that during the fiscal year ended August 31, 2005 all such filing requirements applicable to our officers and directors were complied with.

 ITEM 10. EXECUTIVE

COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information as to Mr. Steven Vestergaard, our chief executive officer. Mr. Vestergaard is our sole “named executive officer”. None of our executive officers earned more than $100,000 during our last fiscal year ended August 31, 2005. No person other than Mr. Vestergaard acted as our chief executive officer during our last fiscal year ended August 31, 2005. No other compensation was paid to Mr. Vestergaard other than the compensation set forth below.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION
Name	Title	Year	Salary	Bonus	Other Annual Compensation	AWARDS		PAYOUTS	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)
Steven Vestergaard (1), (2)	Director President CEO, CFO	2005 2004 2003	$78,508 $78,506 $72,537	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Notes to Summary Compensation Table:

(1)	All salaries paid to Mr. Vestergaard are paid in Canadian dollars.

(2)	Compensation is stated in United States dollars and is based on an exchange rate of $0.8178 US dollars for each $1.00 Canadian dollar.

STOCK OPTION GRANTS

We granted 258,125 stock options to Mr. Vestergaard, our sole named executive officers, during our most recent fiscal year ended August 31, 2005.

34 of 43

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

Mr. Vestergaard, our sole named executive officer, exercised 533,125 stock options but did not sell any common shares during our most recent fiscal year ended August 31, 2005. The following is a summary of the share purchase options exercised by our named executive officers during the financial year ended August 31, 2005 and the year end values of outstanding options held by our named executive officers:

AGGREGATED OPTION/SAR EXERCISES DURING THE LAST FINANCIAL YEAR END AND FINANCIAL YEAR-END OPTION/SAR VALUES
Name (#)	Common Shares Acquired on Exercise ($)	Value Realized ($)	Unexercised Options at Financial Year-End (#) exercisable / unexercisable	Value of Unexercised In-The-Money Options/SARs at Financial Year-End ($) exercisable / unexercisable
Steven Vestergaard President CEO and CFO Director	$172,000	$226,979	NIL	NIL

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans.

35 of 43

OUTSTANDING STOCK OPTIONS

The following table shows the issued and outstanding stock options held by our officers and directors. No person known by us to beneficially own more than 5% of our common stock as of November 25, 2005 holds any stock options.

OUTSTANDING STOCK OPTIONS
Name	Exercise Price	No. of Options	Date of Grant	Vesting Date	Expiry Date
Edward Kolic Secretary Director	$0.25 $0.25	73,903 76,097	Dec. 21, 2000 Dec. 21, 2000	Dec. 21, 2000 Apr. 21, 2000	Dec. 21, 2005 Dec. 21, 2005
Wayne Koshman Director	$0.25	150,000	May 29, 2002	Vesting Monthly over 24 Month Period	May 29, 2007
Yoshitaro Kumagai Director	$2.50 $0.25 $0.25	25,000 100,000 25,000	Oct. 1, 2000 Aug. 23, 2001 Jan. 1, 2004	Nov. 1, 2002 Vesting Monthly over 25-Month Period Immediately	Oct. 1, 2005 Sept. 23, 2006 Dec 31, 2009
Lawrence J. Langs Director	$0.25 $0.25	27,123 122,877	Dec. 21, 2000 Dec. 21, 2000	Dec. 21, 2000 May 21, 2001	Dec. 21, 2005 Dec. 21, 2005

COMPENSATION ARRANGEMENTS

We are not party to any written employment agreement with Mr. Vestergaard. We do not have any agreements with Mr. Vestergaard regarding the payments of bonus or other performance incentives. Mr. Vestergaard is eligible to receive stock options as and when approved by our board of directors.

36 of 43

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 25, 2005 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS:
Common Stock	Steven Vestergaard President Chief Executive Officer and Chief Financial Officer	9,038,155	24.8%
Common Stock	Edward Kolic Secretary Director	582,310 (2)	1.6%
Common Stock	Lawrence J. Langs Director	150,000 (3)	0.4%
Common Stock	Yoshitaro Kumagai Director	250,000 (4)	0.7%
Common Stock	Wayne Koshman Director	150,000 (5)	0.4%
Common Stock	All Officers and Directors as a Group (5 persons)	10,170,465	27.9%
5% SHAREHOLDERS
Not applicable	Not applicable	Not applicable	Not applicable

(1)	Under Rule 13d-3 of the Securities Exchange Act of 1934, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons

37 of 43

share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 25, 2005. As of November 25, 2005, there were 36,787,556shares of our common stock issued and outstanding.

(2)	Consists of 432,310 shares held by Mr. Kolic and 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Kolic within 60 days of November 25, 2005.

(3)	Consists of 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Langs within 60 days of November 25, 2005.

(4)	Consists of 100,000 shares held by Mr. Kumagai and 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Kumagai within 60 days of November 25, 2005.

(5)	Consists of 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Koshman within 60 days of November 25, 2005.

CHANGE IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

38 of 43

EQUITY COMPENSATION PLAN INFORMATION

We have one equity compensation plan, namely our Amended 1999 Stock Option Plan, under which up to 3,750,000 shares of our common stock have been authorized for issuance to our officers, directors, employees and consultants. Our Amended 1999 Stock Option Plan has been approved by the Company’s stockholders. The following summary information is presented for our 1999 Stock Option Plan on an aggregate basis as of August 31, 2005.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	2,104,000 Shares of Common Stock	$0.38 per Share	415,375 Shares of Common Stock
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

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

ACQUISITIONS OF BUSINESS ASSETS

No acquisitions occurred during the year.

39 of 43

SHARE ISSUANCES

During the year ended August 31, 2005, other than shares issued on exercise of options, no common shares were issued to any officers or directors of the Company.

MANAGEMENT AGREEMENTS

As at August 31, 2005, no agreements existed with any member of the management team.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT NUMBER	DESCRIPTION
------------------------	---------------------

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

23.1	Consent of Independent Registered Public Accounting Firm

(1) Filed as an exhibit to this Annual Report on Form 10-KSB

(b) Reports on Form 8-K.

No reports on Form 8-K have been filed during the year ended August 31, 2005.

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
Date: November 29, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: November 29, 2005

By:	/s/ Edward Kolic
Edward Kolic
Director
Date: November 29, 2005

By:	/s/ Wayne Koshman
Wayne Koshman
Director
Date: November 29, 2005