Form 10KSB/A
period 2005-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2005-12-05
CIK 1099369

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB/A

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

MANAGEMENT AGREEMENTS

As at August 31, 2005, no agreements existed with any member of the management team.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

23.1	Consent of Independent Registered Public Accounting Firm (1)

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