Form 10KSB/A
period 2005-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2005-12-20
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment #3

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
Date: December 19, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: December 19, 2005

By:	/s/ Edward Kolic
Edward Kolic
Director
Date: December 19, 2005

By:	/s/ Wayne Koshman
Wayne Koshman
Director
Date: December 19, 2005