Form 10QSB
period 2005-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2006-01-17
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file number: 0-028259

DESTINY MEDIA TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

COLORADO	84-1516745
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 36,654,223 Shares of $0.001 par value common stock outstanding as of November 30, 2005.

Transitional small business disclosure format (check one):

Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Consolidated Financial Statements

Destiny Media Technologies Inc.
Three months ended November 30, 2005
(Unaudited)

Destiny Media Technologies Inc.

Consolidated Balance Sheets
(Expressed in United States dollars)
(Unaudited)
(See Note 3 - Going Concern Uncertainty)

	November 30,	August 31,
	2005	2005
	$	$

ASSETS
Current
Cash	25,094	30,576
Accounts and other receivables, net of allowance for
doubtful accounts of $7,000 [2005 - $7,000] [note 9]	40,242	46,437
Inventory	1,959	2,246
Prepaid expenses	—	2,327
Total current assets	67,295	81,586
Software development costs, net of accumulated
amortization of $37,556 [2005 - $29,346]	52,075	58,693
Property and equipment, net of accumulated
amortization of $238,481 [2005 - $216,202]	61,699	65,863
Total assets	181,069	206,142

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current
Accounts payable	275,013	277,512
Accrued liabilities	111,378	91,573
Shareholder loans payable [note 5]	87,912	337,773
Deferred revenue	46,701	32,329
Total current liabilities	521,004	739,187
Deferred leasehold inducements, net of accumulated
amortization of $29,379 [2005 - $22,104]	52,840	58,594
Obligation for share settlement [note 6]	100,000	100,000
Total liabilities	673,844	897,781

Commitments and contingencies [note 8]
Stockholders’ deficiency [note 7]
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 36,654,223 shares
August 31, 2005 - 36,434,223 shares]	36,656	36,436
Issued and held for settlement: 133,333 shares
Additional paid-capital	4,072,246	4,022,123
Stock issuable [note 5]	270,000	—
Deficit	(4,751,094)	(4,635,958)
Accumulated other comprehensive loss	(120,583)	(114,240)
Total stockholders’ deficiency	(492,775)	(691,639)
Total liabilities and stockholders’ deficiency	181,069	206,142

See accompanying notes

Destiny Media Technologies Inc.

Consolidated Statements of Operations
(Unaudited)
(Expressed in United States dollars)

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2005	2004
		(As restated-note 4)
	$	$

Revenue [note 9]	182,017	192,823

Operating expenses
General and administrative	105,641	107,290
Sales and marketing	82,202	113,332
Research and development	89,513	71,578
Amortization	12,735	11,901
	290,091	304,101
Loss from operations	(108,074)	(111,278)
Other earnings (expenses)
Interest and other expense	(7,062)	(3,562)
Net loss	(115,136)	(114,840)
Net loss per common share, basic and diluted	(0.00)	(0.00)

Weighted average common shares outstanding, basic and diluted	36,501,915	35,859,098

See accompanying notes

Destiny Media Technologies Inc.

Consolidated Statements of Change in Stockholders’ Deficiency
Unaudited
(Expressed in United States dollars)

						Accumulated
			Additional			other	Total
	Common stock		paid-in	Stock		comprehensive	stockholders’
	Shares	Amount	capital	issuable	Deficit	loss	deficiency
	#	$	$	$	$	$	$
Balance, August 31, 2005	36,434,223	36,436	4,022,123	—	(4,635,958)	(114,240)	(691,639)
Net loss	—	—	—	—	(115,136)	—	(115,136)
Foreign currency translation loss	—	—	—	—	—	(6,343)	(6,343)
Comprehensive loss	—	—	—	—	—	—	(121,479)
Common stock issuable	—	—	—	270,000	—	—	270,000
Common stock issued for services rendered	20,000	20	3,980	—	—	—	4,000
Common stock issued on options exercised	200,000	200	39,800	—	—	—	40,000
Stock based compensation - non-employees	—	—	6,343	—	—	—	6,343
Balance, November 30, 2005	36,654,223	36,656	4,072,246	270,000	(4,751,094)	(120,583)	(492,775)

See accompanying notes

Destiny Media Technologies Inc.

Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

	Three months	Three months
	Ended	Ended
	November 30,	November 30,
	2005	2004
		(As restated-note 4)
	$	$

OPERATING ACTIVITIES
Net loss	(115,136)	(114,840)
Items not involving cash:
Amortization	12,735	11,901
Amortization of deferred lease inducement	(6,790)	(5,277)
Shares issued for services rendered	4,000	—
Stock-based compensation - non-employees	6,343	—
Changes in non-cash working capital:
Accounts and other receivables	7,000	(688)
Inventory	326	774
Prepaid expenses	2,347	7,336
Accounts payable and accrued liabilities	10,915	(81,189)
Deferred revenue	13,620	14,640
Net cash used in operating activities	(64,640)	(167,343)

INVESTING ACTIVITIES
Purchase of equipment	—	(3,298)
Net cash used in investing activities	—	(3,298)

FINANCING ACTIVITIES
Net proceeds on shareholder loans payable	16,336	33,833
Common stock issuable	—	26,750
Proceeds from exercise of stock options	40,000	—
Proceeds from issuance of common stock	—	110,676
Net cash provided by financing activities	56,336	171,259

Effect of foreign exchange rate changes on cash	2,822	7,080

Net increase (decrease) in cash	(5,482)	618
Cash, beginning of year	30,576	17,523
Cash, end of year	25,094	25,221

Supplementary disclosure
Cash paid for interest	2,594	3,562
Shareholder loans extinguished with common stock issuable	270,000	—

See accompanying notes

Destiny Media Technologies Inc.

Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended November 30, 2005

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

2. Basis of Presentation:

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended November 30, 2005 are not necessarily indicative of the results that may be expected for the year ended August 31, 2006.

The balance sheet at August 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2005.

3. Going Concern Uncertainty:

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred a net loss of $115,136 for the three months ended November 30, 2005 (November 30, 2004 - $114,840) and as at November 30, 2005 has incurred cumulative losses of $4,751,094, and has a working capital deficiency of $453,709 and has a shareholder’s deficiency of $492,775. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity financings and shareholder loans. Management plans to continue to seek sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

Destiny Media Technologies Inc.

Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended November 30, 2005

3. Going Concern Uncertainty (continued):

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

4. Restatement of Comparative Interim Financial Statements:

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

The following table summarizes the effect of the restatement on the comparative three month period ending November 30, 2004:

	Three months ending
	November 30, 2004
	As	As
	Reported	Restated
	$	$

Consolidated Statement of Operations
Research and development	59,068	71,578
Depreciation	12,595	11,901
Net Loss	(103,024)	(114,840)
Net loss per common share, basic and diluted	(0.00)	(0.00)
Comprehensive loss	(130,993)	(143,388)

Consolidated Statement of Cash Flows
Net cash used in operating activities	(154,833)	(167,343)
Net cash used in investing activities	(15,808)	(3,298)

Destiny Media Technologies Inc.

Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended November 30, 2005

5. Shareholder Loans Payable:

	November 30,	August 31,
	2005	2005
	$	$

Loans payable, due to shareholders, unsecured,
due on demand, non-interest bearing	80,274	328,357
Loans payable, due to shareholder, unsecured,
due on demand, interest bearing at 18.9%	7,638	9,416
	87,912	337,773

On November 23, 2005, $270,000 of non-interest bearing shareholder loans were extinguished by the agreement to issue 1,350,000 common shares with a fair value of $270,000. As at November 30, 2005, the common shares had not been issued from treasury and are presented as stock issuable.

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

7. Share Capital:

(a)	Common shares issued:

During the quarter, the Company issued 20,000 common shares for services rendered with a fair market value of $4,000 and issued 200,000 common shares for proceeds of $40,000 pursuant to an option agreement.

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

Destiny Media Technologies Inc.

Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended November 30, 2005

7. Share Capital (continued):

Stock option activity is presented below:

	Shares Available for Grant	Number of options	Weighted average exercise price

Outstanding, August 31, 2005	465,375	2,104,000	0.38
Granted	(250,000)	250,000	0.26
Exercised	—	(200,000)	0.20
Forfeited	150,000	(150,000)	0.33
Outstanding, November 30, 2005	365,375	2,004,000	$0.35

Of the total options outstanding at November 30, 2005, 1,530,000 (August 31, 2004 - 1,630,000) were granted to employees and 474,000 (August 31, 2005 - 474,000) were granted to non-employees of the Company. The compensation expense related to options granted to non-employees was $6,343 for the three months ending November 30, 2005 (November 30, 2004 - $Nil).

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

For pro-forma purposes, the estimated value of the Company’s stock-based awards to employees is amortized over the vesting period of the underlying options. The effect on the Company’s net loss and loss per share of applying FAS 123 to the Company’s stock-based awards to employees would approximate the following:

	Three months ending
	November 30,
	2005	2004
	$	$

Net loss as reported	(115,136)	(114,840)
Compensation expense included in net loss	—	—
Compensation expense based on fair value method	(5,628)	—
Pro-forma net loss	(120,764)	(114,840)

Net loss per common share, basic and diluted:
As reported	(0.00)	(0.00)
Pro-forma	(0.00)	(0.00)

Destiny Media Technologies Inc.

Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended November 30, 2005

7. Share Capital (continued):

The fair value of the Company's stock-based awards granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
	Three Months Ending
	November 30,
	2005	2004

Expected dividend yield	—	—
Risk-free interest rate	5.5%	—
Volatility	97%	—
Expected lives	2.42 years	—
Per share weighted - average fair value of
stock options granted	$0.11	—

8. Contingencies:

(a)    A subsidiary of the Company commenced legal proceedings against Impatica.com Inc. “Impatica”) for payment of approximately $512,500 in unpaid technology license fees. It is the Company’s position that Impatica repudiated the licensing agreement and that the unpaid license fees totaling $512,500 are a debt owing by Impatica to the Company.

The defendant has denied liability to the Company on the basis that the license agreement was not formalized. The defendant has filed a counterclaim against the Company seeking return of $162,500 advanced to the Company on an alleged “good faith” agreement based on the allegation that the technology did not perform as represented. These funds were recorded as revenues earned in accordance with the Company’s revenue recognition policy in fiscal 2001. At November 30, 2005 the outcome of this claim and counterclaim is not determinable. As such, no amounts have been accrued at quarter end.

(b)    On September 14, 2004, a statement of claim was filed against the Company by its former solicitor for fees and accrued interest of $145,978 CDN relating to legal services provided in connection with a failed transaction in 2001 and other general corporate matters. It is the Company’s position that a significant portion of the fees being sought by its former solicitor are unwarranted and that the fees should not be borne by the Company. The Company has engaged legal counsel to defend itself and has launched a counterclaim. The Writ of Summons was filed in the BC Supreme Court on September 14, 2004. As at August 31, 2005 and November 30, 2005 the Company has accrued for the disputed fees, but not the accrued interest and will seek all options available to extinguish the debt. Any adjustments to the amounts recognized will be recorded when determinable.

Destiny Media Technologies Inc.

Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Three months ended November 30, 2005

9. Segmented Information and Economic Dependence:

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by location of customer, is as follows:

	Three Months Ending
	November 30,
	2005	2004
	$	$

United States	149,254	103,893
Canada	20,022	28,306
Other	12,741	60,624
Total revenue	182,017	192,823

During the quarter ended November 30, 2005, one customer represented 15% of the total revenue balance [November 30, 2004 - no single customer represented more than 10%].

As at November 30, 2005, one customer represented 25% of the trade receivables balance of $40,242 [August 31, 2005 - two customers represented 71%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

10. Recent Accounting Pronouncements:

In December 2004, the FASB issued Statement of Financial Accounting Standards 123R “Share-Based Payment,” a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, FAS 123R will be effective for annual periods beginning after December 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt FAS 123R on September 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on the Company’s statement of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 7[c] to these unaudited interim consolidated financial statements.

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

MPE™
Our MPE™ software is an audio and video media distribution system that enables artists and other media rights owners to securely distribute their media through the Internet. All electronic content is locked to the digital fingerprint of the destination computer.

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

In October 2004, the company released an adapted version of MPE™ which facilitates the transfer of music from the recording industry to radio stations and trusted users. We have begun recognizing revenue associated with this new version of MPE™ during the first three quarters of fiscal 2005 during the pilot phase of implementation. Management anticipates that revenues will grow significantly as the system gains acceptance by the industry.

Pirate Radio sales are also expected to continue and management is pursuing retail distribution of the Pirate Radio software.

We are a publicly traded company. Our common stock trades on the OTC Bulletin board under the symbol “DSNY” and on the Berlin exchange in Germany under the symbol “DME”.

Our corporate website is located on the Internet at http://www.dsny.com.

PLAN OF OPERATIONS

During our fiscal year ending August 31, 2006, management will continue to focus on the introduction of our MPE™ digital music distribution system into full time commercial use. We have signed a license agreement with Universal Music Group (“UMG”) and Provident Label Group (“Provident”). UMG and Provident will use the MPE™ system to securely distribute new music tracks to radio and trusted users. We expect to sign additional license agreements with record labels during fiscal 2006 as we increase the exposure of the MPE™ system. We anticipate that our MPE™ technology will be integrated into third party products. We will continue to market the MPE™ digital rights management system to the recording industry.

Historically our largest source of revenue has been our Clipstream™ suite of products. Management believes that our Clipstream™ suite of products has significant advantages over other competitors in the industry. Through increased expenditures on sales and marketing, management anticipates an increase in revenue as awareness of our products expands. We also anticipate the launch of new versions of various products in the Clipstream™ Suite and are currently pursuing opportunities to expand the uses of our technology in association with existing technologies such as Java based cellular phones.

We have signed an agreement to distribute localized version box copies of Clipstream™ and Pirate Radio™ through a reseller in the Japanese market.

We will continue to sell the Pirate Radio suite online and through Amazon.com. We will also market this internet radio broadcast system to private radio networks and retail channels.

OPERATING RESULTS

Three Months Ended November 30, 2005

OPERATING RESULTS

Revenue

Revenue for the three months ending November 30, 2005 has decreased over the same period in the prior fiscal year by approximately 5%. Sales of Clipstream™ have declined over the same period last year while our MPE™ technology has offset that decrease.

Revenue associated with our Clipstream ™ suite of products continues to represent the majority our sales at approximately 67% for the quarter just ended while revenue associated with our MPE™ technology will represent a significant growth area. During the quarter ending November 30, 2005, revenues decreased 1% from our 2005 fourth quarter ending August 31, 2005.

Operating Expenses

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general corporate and office expenditures.

General and administrative	Nov. 30,	Nov. 30,	$
(unaudited)	2005	2004	Change
	(3 months)	(3 months)
	$	$
Wages and benefits	41,479	43,554	(2,075)
Consulting	1,091	—	1,091
Rent	7,200	7,226	(26)
Telecommunications	3,937	8,289	(4,352)
Bad debt	706	11,638	(10,932)
Office and miscellaneous	17,986	19,124	(1,138)
Professional fees	33,242	17,459	15,783
	105,641	107,290	(1,649)

General and administrative expenses decreased to $105,641 for the three months ended November 30, 2005 from $107,290 for the same period in 2004.

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising, promotional fees and travel costs.

Sales and marketing	Nov. 30,	Nov. 30,	$
(unaudited)	2005	2004	Change
	(3 months)	(3 months)
	$	$
Wages and benefits	54,970	82,684	(27,714)
Consulting	1,091	—	1,091
Rent	7,200	9,635	(2,435)
Telecommunications	3,937	11,052	(7,115)
Meals and entertainment	—	57	(57)
Travel	1,785	7,815	(6,030)
Advertising and marketing	13,219	2,089	11,130
	82,202	113,332	(31,130)

Sales and marketing expenses decreased to $82,202 for the three months ended November 30, 2005 from $113,332 for the same period in 2004. The increase in advertising and marketing is due to the use of Google Adwords for advertising. The decrease in salaries and wages corresponds to a decline in commission costs.

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment

Research and development	Nov. 30,	Nov. 30,	$
(unaudited)	2005	2004	Change
	(3 months)	(3 months)
	As Restated $	As Restated $
Wages and benefits	69,133	53,690	15,443
Consulting	1,818	—	1,818
Rent	12,000	8,902	3,098
Telecommunications	6,562	8,986	(2,424)
Repairs and maintenance	—	—	—
	89,513	71,578	17,935

Research and development expenses have increased over the same period in the prior year due to the less favorable US dollar exchange rate.

Amortization	Nov. 30,	Nov. 30,	$
(unaudited)	2005	2004	Change
	(3 months)	(3 months)
	As Restated $	As Restated $
Amortization	12,735	11,901	834

Interest and other charges

Interest and other charges increased to $7,062 from $3,562 over the same period in the prior year as a result of higher balances on interest bearing credit facilities such as credit cards and shareholder loans.

Net Loss

Loss from operations for the quarter ended November 30, 2005 was $115,136 compared to $114,840 for the same quarter ending November 30, 2004.

Revenue associated with MPE™ has begun to grow but is still at preliminary levels and was insufficient to generate a positive net income for the period.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $25,094 as at November 30, 2005 compared to cash of $30,576 as at August 31, 2005. We had a working capital deficiency of $453,709 as at November 30, 2005 compared to $657,601 as at August 31, 2005. We had a shareholders’ deficiency of $492,775 as at November 30, 2005 compared to shareholders’ deficiency of $691,639 as at August 31, 2005.

CASHFLOWS

Operating

Net cash used in operating activities decreased to $64,640 for the three months ending November 30, 2005, compared to $167,343 for the three months ended November 30, 2004, primarily as a result of changes in non-cash working capital.

Investing

Net cash used in investing activities decreased to $nil during the quarter ended November 30, 2005, as compared with $3,298 of investing activities for the same quarter in 2004.

Financing

Net cash provided from financing activities decreased to $56,336 during the quarter ended November 30, 2005, as compared to $171,259 over the same period in the prior year. On November 23, 2005 $270,000 of shareholder loans were extinguished by the agreement to issue 1,350,000 common shares with a fair value of $270,000. Also, the company received $40,000 of proceeds from the exercise of 200,000 stock options.

Going Concern

We have incurred recurring losses from operations and we have a working capital deficiency and a shareholder’s equity deficiency. As a result, substantial doubt exists about the company’s ability to continue as a going concern. Our operating losses to date have been primarily financed by equity transactions and shareholder loans. Depending on our ability to continue to grow sales and related cash flows, we will need additional capital through public or private financings that may not be available on reasonable terms. Accordingly, we will require the continued financial support from our shareholders and creditors until we are able to generate sufficient cash flows from operations on a sustained basis. There can be no assurances that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our independent auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our financial statements included with our Annual Report on Form 10-KSB for our fiscal year ended August 31, 2005.

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

The following table summarizes the effect of the restatement on the comparative three month period ending November 30, 2004:

	Three months ending
	November 30, 2004
	As Reported	As Restated
	$	$
Consolidated Statement of Operations
Research and development	59,068	71,578
Depreciation	12,595	11,901
Net Loss	(103,024)	(114,840)
Net loss per common share, basic and diluted	(0.00)	(0.00)
Comprehensive loss	(130,993)	(143,388)

Consolidated Statement of Cash Flows
Net cash used in operating activities	(154,833)	(167,343)
Net cash used in investing activities	(15,808)	(3,298)

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

•
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

•
We account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure - an amendment of FASB Statement No. 123". The pro forma disclosure of stock-based compensation is included in Note 7(c) our unaudited interim financial statements. Under APB 25, compensation expense for employees is based on the difference between the fair value of our stock and the exercise price if any, on the date of the grant. We account for stock issued to non-employees at fair value in accordance with FAS 123. We use the Black-Scholes option pricing model to determine the fair value of stock options granted to non-employees.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The were no material developments in any of the legal proceedings to which we are a party, as disclosed in our Annual Report on Form 10-KSB for the year ended August 31, 2005, during the quarter ended November 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended November 30, 2005, there were no sales of securities that were not registered pursuant to the Securities Act of 1933 (the “Securities Act”).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the quarter ended November 30, 2005

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

No reports on Form 8-K were filed during the quarter ended November 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES, INC.

Dated: January 13, 2006	By:	/s/ STEVEN VESTERGAARD

Name: Steven Vestergaard Title: Chief Executive Officer and Chief Financial Officer