Form 10QSB
period 2006-02-28
DESTINY MEDIA TECHNOLOGIES INC
filed 2006-04-17
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

Yes X No __

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,345,223 Shares of $0.001 par value common stock outstanding as of February 28, 2006.

Transitional small business disclosure format (check one):

Yes __ No X

1

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Three and six months ended February 28, 2006

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
[See Note 3 - Going Concern Uncertainty]
Unaudited

As at
	February 28,	August 31,
	2006	2005
	$	$

ASSETS
Current
Cash	172,220	30,576
Accounts and other receivables, net of allowance for doubtful accounts of $7,698 [2005 - $7,000] [note 9]	82,660	46,437
Inventory	1,682	2,246
Prepaid expenses	7,294	2,327
Total current assets	263,856	81,586
Software development costs, net of accumulated amortization of $34,203 [2005 - $18,890]	45,524	58,693
Property and equipment, net of accumulated amortization of $236,996 [2005 - $216,202]	58,029	65,863
Total assets	367,409	206,142

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current
Accounts payable [note 8(d)]	205,310	277,512
Accrued liabilities	131,898	91,573
Deposits on shares issuable [note 7(a)]	68,150	-
Shareholder loans payable [note 5]	23,630	337,773
Deferred revenue	3,804	32,329
Total current liabilities	432,792	739,187
Deferred leasehold inducements, net of accumulated amortization of $36,654 [2005 - $22,104]	47,207	58,594
Obligation for share settlement [note 6]	100,000	100,000
Total liabilities	579,999	897,781
Commitments and contingencies [note 8]
Stockholders’ deficiency [note 7]
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 40,345,223 shares
August 31, 2005 - 36,434,223 shares]	40,227	36,436
Issued and held for settlement: 133,333 shares
Additional paid-capital	4,778,500	4,022,123
Deficit	(4,922,046)	(4,635,958)
Accumulated other comprehensive loss	(109,271)	(114,240)
Total stockholders’ deficiency	(212,590)	(691,639)
Total liabilities and stockholders’ deficiency	367,409	206,142

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2006	2005	2006	2005
	$	$	$	$
		[As restated - note 4]		[As restated - note 4]

Revenue [note 9]	224,745	227,602	406,771	420,425

Operating expenses
General and administrative	157,004	90,621	262,645	147,911
Sales and marketing	115,292	94,791	197,494	208,123
Research and development	104,521	141,423	194,033	213,001
Amortization	12,937	14,439	25,672	26,340
	389,754	341,274	679,844	595,375
Loss from operations	(165,009)	(113,672)	(273,073)	(224,950)
Other earnings (expenses)
Interest and other income	—	67	—	67
Interest and other expense	(5,953)	(1,692)	(13,015)	(5,254)
Net loss	(170,962)	(115,297)	(286,088)	(230,137)

Net loss per common share, basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average common shares outstanding, basic and diluted	37,769,226	36,225,937	37,207,803	35,946,112

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF STOCK HOLDERS’ DEFICIENCY
(Expressed in United States dollars)
Unaudited

					Accumulated
			Additional		Other	Total
	Common stock		Paid-in		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficiency
	#	$	$	$	$	$
Balance, August 31, 2005	36,434,223	36,436	4,022,123	(4,635,958)	(114,240)	(691,639)
Net loss	—	—	—	(286,088)	—	(286,088)
Foreign currency translation loss	—	—	—	—	4,969	4,969
Comprehensive loss						(281,119)
Common stock issued for services rendered	120,000	120	23,880	—	—	24,000
Common stock issued on options exercised	821,000	821	136,079	—	—	136,900
Common stock issue on extinguishment of loan	1,350,000	1,350	268,650	—	—	270,000
Common stock issued through private placement	1,620,000	1,500	298,500	—	—	300,000
Stock based compensation - non-employees	—	—	29,268	—	—	29,268
Balance, February 28, 2006	40,345,223	40,227	4,778,500	(4,922,046)	(109,271)	(212,590)

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Six Months	Six Months
	Ended	Ended
	February 28,	February 28,
	2006	2005
	$	$
		[As restated -
		note 4]
OPERATING ACTIVITIES
Net loss	(286,088)	(230,137)
Items not involving cash:
Amortization	25,672	26,340
Amortization of deferred lease inducement	(13,850)	(10,718)
Stock-based compensation - non-employees	29,268	4,214
Common stock issued for services rendered	24,000	—
Changes in non-cash working capital:
Accounts and other receivables	(33,522)	(18,825)
Inventory	657	1,036
Short term investments	—	9,275
Prepaid expenses	(4,780)	16,075
Accounts payable and accrued liabilities	(46,412)	(136,905)
Deferred revenue	(29,514)	1,555
Net cash used in operating activities	(334,569)	(338,090)

INVESTING ACTIVITIES
Purchase of equipment	—	(4,251)
Net cash used in investing activities	—	(4,251)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	300,000	269,801
Proceeds from exercise of stock options	136,900	—
Deposits on shares issuable	68,150	4,000
Advances (repayments) of shareholder loans	(54,236)	47,640
Net cash provided by financing activities	450,814	321,441

Effect of foreign exchange rate changes on cash	25,399	5,528

Net increase (decrease) in cash	141,644	(15,372)
Cash, beginning of period	30,576	17,523
Cash, end of period	172,220	2,151

Supplementary disclosure
Cash paid for interest	13,015	5,254
Shareholder loans extinguished with common stock issuable	270,000	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three and six months ended February 28, 2006	Unaudited

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ended August 31, 2006.

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

3. GOING CONCERN UNCERTAINTY

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three and six months ended February 28, 2006	Unaudited

3. GOING CONCERN UNCERTAINTY (cont’d.)

The Company incurred a net loss of $286,088 for the six months ended February 28, 2006 [six months ended February 28, 2005 - $230,137] and as at February 28, 2006 has incurred cumulative losses of $4,922,046, has a working capital deficiency of $168,936 and has a stockholders’ deficiency of $212,590 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity financings and shareholder loans. Management expects to manage operating costs as cash is available through operating and financing activities. There are no assurances that the Company will be successful in achieving these goals.

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

4. RESTATEMENT OF COMPARATIVE INTERIM FINANCIAL STATEMENTS

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three and six months ended February 28, 2006	Unaudited

4. RESTATEMENT OF COMPARATIVE INTERIM FINANCIAL STATEMENTS (cont’d.)

The following table summarizes the effect of the restatement on the comparative three and six months period ending February 28, 2005:

	Three Months Ended		Six Months Ended
	February 28, 2005		February 28, 2005
	As Reported	As Restated	As Reported	As Restated
	$	$	$	$

Consolidated Statement of Operations
Research and development	116,417	141,423	175,485	213,001
Depreciation	17,577	14,439	30,172	26,340
Net Loss	(93,429)	(115,297)	(196,453)	(230,137)
Net loss per common share, basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)
Comprehensive loss	(82,620)	(103,706)	(213,613)	(247,094)

Consolidated Statement of Cash Flows
Net cash used in operating activities	(145,741)	(170,747)	(300,574)	(338,090)
Net cash used in investing activities	(25,959)	(953)	(41,767)	(4,251)

5. SHAREHOLDER LOANS PAYABLE

	February 28, 2006	August 31, 2005
	$	$

Loans payable, due to shareholders, unsecured, due on demand, non-interest bearing	23,630	328,357

Loans payable, due to shareholder, unsecured, due on demand, interest bearing at 18.9%	—	9,416
	23,630	337,773

On November 23, 2005, $270,000 of non-interest bearing shareholder loans were extinguished by the issuance of $1,350,000 common shares with a fair value of $270,000.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three and six months ended February 28, 2006	Unaudited

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

7. SHARE CAPITAL

[a] Common shares issued

During the six months ended, the Company issued 120,000 common shares for services rendered with a fair market value of $24,000, 1,350,000 common shares in settlement of a shareholder loan with a fair market value of $270,000, 821,000 common shares for proceeds of $136,900 pursuant to the exercise of stock options, and 1,620,000 common shares for proceeds of $300,000 in connection with a private placement. The private placement included an 8% finders fee which represents 120,000 of the 1,620,000 common shares. The private placement also included the issuance of 1,500,000 warrants exercisable into common shares at $0.25 expiring August 24, 2007.

Deposits on shares issuable include $68,150 of proceeds collected for the pending issuance of 321,000 common shares not yet issued by the Company’s transfer agent as of February 28, 2006.

[b] Stock option plan

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three and six months ended February 28, 2006	Unaudited

7. SHARE CAPITAL (cont’d.)

Stock option activity is presented below:

	Shares		Weighted
	Available		Average
	for	Number of	Exercise
	Grant	Options	Price
	#	#	$

Outstanding, August 31, 2005	465,375	2,104,000	0.38
Granted	(1,042,000)	1,042,000	0.22
Exercised	—	(821,000)	0.17
Forfeited	600,000	(600,000)	0.43
Outstanding, February 28, 2005	23,375	1,725,000	0.36

Of the total options outstanding at February 28, 2006, 1,130,000 [August 31, 2005 - 1,630,000] were granted to employees and 595,000 [August 31, 2005 - 474,000] were granted to non-employees of the Company. The compensation expense related to options granted to non-employees was $22,925 and $29,968 for the three and six months ending February 28, 2006 respectively [three and six months ending February 28, 2005 - $4,214].

[c] Pro-forma disclosure of stock based compensation

Pro forma information regarding results of operations and earnings (loss) per share is required by SFAS 123, as amended by SFAS 148, for stock-based awards to employees as if the Company had accounted for such awards using the fair value method.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three and six months ended February 28, 2006	Unaudited

7. SHARE CAPITAL (cont’d.)

For pro-forma purposes, the estimated value of the Company’s stock-based awards to employees is amortized over the vesting period of the underlying options. The effect on the Company’s net loss and loss per share of applying FAS 123 to the Company’s stock-based awards to employees would approximate the following:

	Three Months Ended		Six Months Ended
	February 28,		February 28
	2006	2005	2006	2005
	$	$	$	$
		As restated -		[As restated -
		note 4]		note 4]

Net loss as reported	(170,962)	(115,297)	(268,088)	(230,137)
Compensation expense based on fair value method	(5,628)	(3,341)	(11,256)	(8,267)
Pro-forma net loss	(176,590)	(118,638)	(279,344)	(238,404)

Net loss per common share, basic and diluted:
As reported	(0.01)	(0.01)	(0.01)	(0.01)
Pro-forma	(0.01)	(0.01)	(0.01)	(0.01)

The fair value of the Company's stock-based awards granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	February 28,		February 28
	2006	2005	2006	2005

Risk-free interest rate	-	5.5%	5.5%	5.5%
Volatility	-	99%	97%	99%
Expected lives	-	1.06	2.42 years	1.06
Per share weighted - average fair value of stock options granted	-	$0.09	$0.11	$0.09

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three and six months ended February 28, 2006	Unaudited

8. CONTINGENCIES

[a]
A subsidiary of the Company commenced legal proceedings against Impatica.com Inc. (“Impatica”) for payment of approximately $512,500 in unpaid technology license fees. It is the Company’s position that Impatica repudiated the licensing agreement and that the unpaid license fees totaling $512,500 are a debt owing by Impatica to the Company.

The defendant has denied liability to the Company on the basis that the license agreement was not formalized. The defendant has filed a counterclaim against the Company seeking return of $162,500 advanced to the Company on an alleged “good faith” agreement based on the allegation that the technology did not perform as represented. These funds were recorded as revenues earned in accordance with the Company’s revenue recognition policy in fiscal 2001. During April 2006 the parties settled the dispute resulting in the Company paying Impatica $6,600 in order to cover their legal costs. No other amounts were exchanged.

[b]
On September 14, 2004, a statement of claim was filed against the Company by its former solicitor for fees and accrued interest of $145,978 CDN relating to legal services provided in connection with a failed transaction in 2001 and other general corporate matters. It is the Company’s position that a significant portion of the fees being sought by its former solicitor are unwarranted and that the fees should not be borne by the Company. The Company has engaged legal counsel to defend itself and has launched a counterclaim. The Writ of Summons was filed in the BC Supreme Court on September 14, 2004. As at February 28, 2006 the Company has accrued for the disputed fees, but not the accrued interest and will seek all options available to extinguish the debt. Any adjustments to the amounts recognized will be recorded when determinable.

[c]
On July 25, 2005 the Company was issued a letter on behalf of Musicrypt Inc. (“Musicrypt”) indicating a possible infringement of a biometric security system patent. The Company has denied any patent infringement and believes the allegations are without merit. On March 7, 2006 the Company filed a statement of claim in the Federal Court of Canada against Musicrypt to assert that the company’s technology does not infringe on the stated patent owned by Musicrypt and to further declare the Musicrypt’s patent is invalid. Management does not believe that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

[d]
The total accounts payable of $205,310 includes approximately $200,000 of amounts the company has disputed. Management plans to resolve these balances in the current year, however the outcome of these negotiations is not determinable.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three and six months ended February 28, 2006	Unaudited

9. SEGMENTED INFORMATION AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by location of customer, is as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28
	2006	2005	2006	2005
	$	$	$	$

United States	164,131	120,310	313,385	224,203
Canada	30,339	31,864	50,361	60,170
Other	30,275	75,428	43,016	136,052
Total revenue	224,745	227,602	406,762	420,425

During the six months ended February 28, 2006, two customers represented 28% of the total revenue balance [February 28, 2005 - no single customer represented more than 10%].

As at February 28, 2006, two customers represented 37% of the trade receivables balance of $82,660 [August 31, 2005 - two customers represented 71%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three and six months ended February 28, 2006	Unaudited

10. RECENT ACCOUNTING PRONOUNCEMENTS

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

In October 2004, the company released an adapted version of MPE™ which facilitates the transfer of music from the recording industry to radio stations and trusted users. We have recognized revenue associated with this new version of MPE™ during fiscal 2005 and the first two quarters of Fiscal 2006. We anticipate that revenues will grow significantly as the system gains acceptance by the industry.

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

OPERATING RESULTS

February 28, 2006

OPERATING RESULTS

Revenue

Revenue for the six months ending February 28, 2006 has decreased marginally over the same period in the prior fiscal year. Sales of Clipstream™ have declined over the same period last year while our MPE™ technology has offset that decrease.

Revenue associated with our Clipstream ™ suite of products continues to represent the majority our sales at approximately 58% for the six months just ended while revenue associated with our MPE™ technology will represent a significant growth area.

Operating Expenses

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general corporate and office expenditures.

General and administrative	Feb. 28,	Feb. 28,	$
(unaudited)	2006	2005	Change
	(6 months)	(6 months)
	$	$
Wages and benefits	85,645	85,692	(47)
Consulting	6,545	1,149	5,396
Rent	14,815	13,166	1,649
Telecommunications	9,415	5,284	4,131
Bad debt	720	13,179	(12,459)
Office and miscellaneous	68,874	26,074	42,800
Professional fees	76,631	53,367	23,264

	262,645	197,911	64,734

General and administrative expenses increased to $262,645 for the six months ended February 28, 2006 from $197,911 for the same period in 2005. The increase in office and miscellaneous expense is due in part to non-cash stock compensation expenses, and foreign exchange losses.

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising, promotional fees and travel costs.

Sales and marketing	Feb. 28,	Feb. 28,	$
(unaudited)	2006	2005	Change
	(6 months)	(6 months)
	$	As restated $
Wages and benefits	117,948	123,224	(5,276)
Consulting	6,545	1,149	5,396
Rent	14,815	13,166	1,649
Telecommunications	9,415	5,284	4,131
Meals and entertainment	-	1,385	(1,385)
Travel	3,220	11,871	(8,651)
Advertising and marketing	45,551	52,044	(6,493)

	197,494	208,123	(10,629)

Sales and marketing expenses decreased to $197,494 for the six months ended February 28, 2006 from $208,123 for the same period in 2005. The decrease in salaries and wages corresponds to a decline in commission costs. The decrease in advertising and marketing is due to a television campaign that was run at this time in 2005.

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment

Research and development	Feb. 28,	Feb. 28,	$
(unaudited)	2006	2005	Change
	(6 months)	(6 months)
	$	As restated $
Wages and benefits	142,743	171,011	(28,268)
Consulting	10,909	4,214	6,695
Rent	24,691	26,906	(2,215)
Telecommunications	15,691	10,870	4,821
Repairs and maintenance	-	-	-

	194,033	213,001	(18,967)

Research and development expenses decreased to $194,033 for the six months ended February 28, 2006 from $213,001 for the same period in 2005.

Amortization	Feb. 28,	Feb. 28,	$
(unaudited)	2006	2005	Change
	(6 months)	(6 months)
	$	As restated $
Amortization	25,672	26,340	668

Interest and other charges

Interest and other charges increased to $13,015 from $1,692 over the same period in the prior year as a result of higher balances on interest bearing credit facilities such as credit cards and shareholder loans.

Net Loss

Loss from operations for the quarter ended February 28, 2006 was $170,962 compared to $115,297 for same quarter ending February 28, 2005.

Revenue associated with MPE™ has begun to grow but is still at preliminary levels and was insufficient to generate a positive net income for the period.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $172,220 as at February 28, 2006 compared to cash of $30,576 as at August 31, 2005. We had a working capital deficiency of $168,936 as at February 28, 2006 compared to $657,601 as at August 31, 2005. We had a shareholders’ deficiency of $212,590 as at February 28, 2006 compared to shareholders’ deficiency of $691,639 as at August 31, 2005.

CASHFLOWS

Operating

Net cash used in operating activities decreased to $334,579 for the six months ending February 28, 2006, compared to $338,090 for the six months ended February 28, 2005.

Investing

Net cash used in investing activities decreased to $nil during the quarter ended February 28, 2006, as compared with $4,251 of investing activities for the same quarter in 2005.

Financing

Net cash provided from financing activities increased to $450,814 during the quarter ended February 28, 2006, as compared to $321,411 over the same period in the prior year. On November 23, 2005, $270,000 of shareholder loans were extinguished by the agreement to issue 1,350,000 common shares with a fair value of $270,000. Also, the company received $155,050 of proceeds from the exercise of 200,000 stock options, of which $18,150 of common shares remain issuable at the February 28, 2006. Also during the quarter the company received $350,000 in a private placement, of which $50,000 of common shares remains issuable at February 28, 2006.

Going Concern

We have incurred recurring losses from operations and we have a working capital deficiency and a shareholder’s equity deficiency. As a result, substantial doubt exists about the company’s ability to continue as a going concern. Our operating losses to date have been primarily financed by equity transactions and shareholder loans. Depending on our ability to continue to grow sales and related cash flows, we may need additional capital through public or private financings that may not be available on reasonable terms. Accordingly, we may require the continued financial support from our shareholders and creditors until we are able to generate sufficient cash flows from operations on a sustained basis. There can be no assurances that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our independent auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our financial statements included with our Annual Report on Form 10-KSB for our fiscal year ended August 31, 2005.

RESTATEMENT OF COMPARATIVE INTERIM FINANCIAL STATEMENTS

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

The following table summarizes the effect of the restatement on the comparative six month period ending February 28, 2005:

	Six months ending February 28, 2005
	As	As
	Reported	Restated
	$	$
Consolidated Statement of Operations
Research and development	175,485	213,001
Depreciation	30,172	26,340
Net Loss	(196,453)	(230,137)
Net loss per common share, basic and diluted	(0.01)	(0.01)
Comprehensive loss	(213,613)	(247,094)

Consolidated Statement of Cash Flows
Net cash used in operating activities	(300,574)	(338,090)
Net cash used in investing activities	(41,767)	(4,251)

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On March 7, 2006 we filed a Statement of Claim in the Federal Court of Canada against Musicrypt Inc. to assert that our MPE system, as marketed under Promo Only MPE, does not infringe on Canadian Patent No. 2,407,774, owned by Musicrypt, Inc. (MCT-TSX). The action commenced by us also seeks a declaration that this patent is invalid.

The were no material developments in any other legal proceedings to which we are a party, as disclosed in our Annual Report on Form 10-KSB for the year ended August 31, 2005, during the quarter ended February 28, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended February 28, 2006, the Company issued 1,620,000 common shares for proceeds of $300,000 in connection with a private placement. The private placement included an 8% finders fee which represents 120,000 of the 1,620,000 common shares. The private placement also included the issuance of 1,500,000 warrants exercisable into common shares at $0.25 expiring August 24, 2007.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the quarter ended February 28, 2006.

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

No reports on Form 8-K were filed during the quarter ended February 28, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES INC.

Dated:

Steven Vestergaard, Chief Executive Officer
and Chief Financial Officer