Form 10QSB
period 2006-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2006-07-14
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

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
Yes [ x ]             No [           ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 40,936,223 Shares of $0.001 par value common stock outstanding as of May 31, 2006.

Transitional small business disclosure format (check one):
Yes [           ] No [ x ]

PART I - FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS.

Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Three and nine months ended May 31, 2006

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
[See Note 3 - Going Concern Uncertainty]
Unaudited

As at

	May 31,	August 31,
	2006	2005
	$	$

ASSETS
Current
Cash	42,271	30,576
Accounts and other receivables, net of allowance for
doubtful accounts of $776 [2005 - $7,000] [note 9]	149,089	46,437
Inventory	1,364	2,246
Prepaid expenses	9,072	2,327
Total current assets	201,796	81,586
Software development costs, net of accumulated
amortization of $54,354 [2005 - $18,890]	38,823	58,693
Property and equipment, net of accumulated
amortization of $251,499 [2005 - $216,202]	68,195	65,863
Total assets	308,814	206,142

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current
Accounts payable [note 8(d)]	142,979	277,512
Accrued liabilities	119,266	91,573
Shareholder loans payable [note 5]	-	337,773
Deferred revenue	30,082	32,329
Total current liabilities	292,327	739,187
Deferred leasehold inducements, net of accumulated
amortization of $43,914 [2005 - $22,104]	41,416	58,594
Obligation for share settlement [note 6]	100,000	100,000
Total liabilities	433,743	897,781

Commitments and contingencies [note 8]

Stockholders’ deficiency [note 7]
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 40,936,223 shares
August 31, 2005 – 36,434,223 shares]	40,938	36,436
Issued and held for settlement: 133,333 shares
Additional paid-capital	4,892,063	4,022,123
Deficit	(4,950,483)	(4,635,958)
Accumulated other comprehensive loss	(107,447)	(114,240)
Total stockholders’ deficiency	(124,929)	(691,639)
Total liabilities and stockholders’ deficiency	308,814	206,142

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2006	2005	2006	2005
	$	$	$	$
		[As restated -		[As restated -
		note 4]		note 4]

Revenue [note 9]	278,520	154,678	685,291	575,103

Operating expenses
General and administrative	122,692	101,187	385,337	299,098
Sales and marketing	132,996	86,148	330,490	294,271
Research and development	89,649	101,536	283,682	314,537
Amortization	14,212	15,181	39,884	41,521
	359,549	304,052	1,039,393	949,427
Loss from operations	(81,029)	(149,374)	(354,102)	(374,324)
Other earnings (expenses)
Gain on settlement
of accounts payable [note 8(d)]	56,965		56,965
Interest and other expense	(4,373)	(2,957)	(17,388)	(8,144)
Net loss	(28,437)	(152,331)	(314,525)	(382,468)

Net loss per common share, basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average common shares
outstanding, basic and diluted	40,753,712	36,381,723	38,402,761	35,866,274

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF STOCK HOLDERS’ DEFICIENCY
(Expressed in United States dollars)
Unaudited

					Accumulated
			Additional		Other	Total
	Common stock		Paid-in		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficiency
	#	$	$	$	$	$

Balance, August 31, 2005	36,434,223	36,436	4,022,123	(4,635,958)	(114,240)	(691,639)
Net loss	—	—	—	(314,525)	—	(314,525)
Foreign currency translation loss	—	—	—	—	6,793	6,793
Comprehensive loss						(307,732)
Common stock issued for services rendered	120,000	120	23,880	—	—	24,000
Common stock issued on options exercised	992,000	992	166,558	—	—	167,550
Common stock issue on extinguishment of loan	1,500,000	1,500	298,500	—	—	300,000
Common stock issued through private placement	1,890,000	1,890	348,110	—	—	350,000
Stock based compensation - non-employees	—	—	32,892	—	—	32,892
Balance, May 31, 2006	40,936,223	40,938	4,892,063	(4,950,483)	(107,447)	(124,929)

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2006	2005
	$	$
		[As restated -
		note 4]
OPERATING ACTIVITIES
Net loss	(314,525)	(382,468)
Items not involving cash:
Amortization	39,884	41,521
Amortization of deferred lease inducement	(20,728)	(15,953)
Stock-based compensation - non-employees	32,892	10,535
Common stock issued for services rendered	24,000	—
Changes in non-cash working capital:
Accounts and other receivables	(94,217)	59,442
Inventory	1,007	1,339
Short term investments	—	9,204
Prepaid expenses	(6,245)	17,789
Accounts payable and accrued liabilities	(98,242)	(171,545)
Deferred revenue	(4,553)	(14,733)
Net cash used in operating activities	(440,727)	(444,869)

INVESTING ACTIVITIES
Purchase of equipment	(14,736)	(6,723)
Net cash used in investing activities	(14,736)	(6,723)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	350,000	—
Proceeds from exercise of stock options	167,550	293,177
Advances (repayments) of shareholder loans	(76,696)	138,330
Net cash provided by financing activities	440,854	431,507

Effect of foreign exchange rate changes on cash	26,304	3,226

Net increase (decrease) in cash	11,695	(16,859)
Cash, beginning of period	30,576	17,523
Cash, end of period	42,271	664

Supplementary disclosure
Cash paid for interest	5,211	5,254
Shareholder loans extinguished with common stock	270,000	—
Accounts payable extinguished with common stock	30,000	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three and Nine months ended May 31, 2006	Unaudited

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended May 31, 2006 are not necessarily indicative of the results that may be expected for the year ended August 31, 2006.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three and Nine months ended May 31, 2006	Unaudited

3. GOING CONCERN UNCERTAINTY (cont’d.)

The Company incurred a net loss of $314,525 for the nine months ended May 31, 2006 [nine months ended May 31, 2005 - $382,468] and as at May 31, 2006 has incurred cumulative losses of $4,950,483, has a working capital deficiency of $90,531 and has a stockholders’ deficiency of $124,929 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity financings and shareholder loans. Management expects to manage operating costs as cash is available through operating and financing activities. There are no assurances that the Company will be successful in achieving these goals.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three and Nine months ended May 31, 2006	Unaudited

4. RESTATEMENT OF COMPARATIVE INTERIM FINANCIAL STATEMENTS (cont’d.)

The following table summarizes the effect of the restatement on the comparative three and nine months period ending May 31, 2005:

	Three Months Ended		Nine Months Ended
	May 31, 2005		May 31, 2005
	As Reported	As Restated	As Reported	As Restated
	$	$	$	$

Consolidated Statement of Operations
Research and development	88,782	101,536	264,267	314,537
Depreciation	19,341	15,181	49,513	41,521
Net Loss	(142,737)	(152,331)	(340,190)	(382,468)
Net loss per common share, basic
and diluted	(0.01)	(0.01)	(0.01)	(0.01)
Comprehensive loss			(351,950)	(393,565)

Consolidated Statement of Cash Flows
Net cash used in operating activities			(394,599)	(444,869)
Net cash used in investing activities			(56,993)	(6,723)

5. SHAREHOLDER LOANS PAYABLE

	May 31,	August 31,
	2006	2005
	$	$

Loans payable, due to shareholders, unsecured,
due on demand, non-interest bearing	—	328,357
Loans payable, due to shareholder, unsecured,
due on demand, interest bearing at 18.9%	—	9,416
	—	337,773

On November 23, 2005, $270,000 of non-interest bearing shareholder loans were extinguished by the issuance of 1,350,000 common shares with a fair value of $270,000.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three and Nine months ended May 31, 2006	Unaudited

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

7. SHARE CAPITAL

[a] Common shares issued

During the nine months ended, the Company issued 120,000 common shares for services rendered with a fair market value of $24,000, 1,350,000 common shares in settlement of a shareholder loan with a fair market value of $270,000, 150,000 common shares in settlement of an advance from our marketing representative with a fair market value of $30,000, 992,000 common shares for proceeds of $167,550 pursuant to the exercise of stock options, and 1,890,000 common shares for proceeds of $350,000 in connection with a private placement. The private placement included an 8% finders fee which represents 140,000 of the 1,890,000 common shares. The private placement also included the issuance of 1,750,000 warrants exercisable into common shares at $0.25 expiring August 24, 2007.

[b] Stock option plan

Pursuant to a stock option plans amended March 29, 2004, and April 26, 2006, the Company has reserved 6,250,000 common shares for future issuance under its stock option plan. The options generally vest over a range of periods from the date of grant, some are immediate, others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three and Nine months ended May 31, 2006	Unaudited

7. SHARE CAPITAL (cont’d.)

Stock option activity is presented below:

	Shares		Weighted
	Available		Average
	for	Number of	Expercise
	Grant	Options	Price
	#	#	$

Outstanding, August 31, 2005	465,375	2,104,000	0.38
Additional allotment	2,500,000	—	—
Granted	(1,042,000)	1,042,000	0.22
Exercised	—	(992,000)	0.17
Forfeited	860,000	(860,000)	0.43
Outstanding, May 31, 2006	2,783,375	1,294,000	0.37

Of the total options outstanding at May 31, 2006, 920,000 [August 31, 2005 – 1,630,000] were granted to employees and 374,000 [August 31, 2005 – 474,000] were granted to non-employees of the Company. The compensation expense related to options granted to non-employees was $3,624 and $32,892 for the three and nine months ending May 31, 2006 respectively [three and nine months ending May 31, 2005 – $4,214 and $10,535 respectively].

[c] Pro-forma disclosure of stock based compensation

Pro forma information regarding results of operations and earnings (loss) per share is required by SFAS 123, as amended by SFAS 148, for stock-based awards to employees as if the Company had accounted for such awards using the fair value method.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three and Nine months ended May 31, 2006	Unaudited

7. SHARE CAPITAL (cont’d.)

For pro-forma purposes, the estimated value of the Company’s stock-based awards to employees is amortized over the vesting period of the underlying options. The effect on the Company’s net loss and loss per share of applying FAS 123 to the Company’s stock-based awards to employees would approximate the following:

	Three Months Ended		Nine Months Ended
	May 31,		May 31
	2006	2005	2006	2005
	$	$	$	$
		As restated -		[As restated -
		note 4]		note 4]

Net loss as reported	(28,437)	(152,331)	(314,525)	(382,468)
Compensation expense based on fair
value method	(5,628)	(4,926)	(16,884)	(8,267)
Pro-forma net loss	(34,065)	(157,257)	(331,409)	(390,735)

Net loss per common share, basic
and diluted:
As reported	(0.01)	(0.01)	(0.01)	(0.01)
Pro-forma	(0.01)	(0.01)	(0.01)	(0.01)

The fair value of the Company's stock-based awards granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	May 31,		May 31
	2006	2005	2006	2005

Risk-free interest rate	-	5.5%	5.5%	5.5%
Volatility	-	99%	97%	99%
Expected lives	-	1.06	2.42 years	1.06
Per share weighted - average fair value of
stock options granted	-	$0.09	$0.11	$0.09

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three and Nine months ended May 31, 2006	Unaudited

8. CONTINGENCIES

[a]

On June 6, 2001, a wholly owned subsidiary of the company Destiny Software Productions Inc. ("Destiny Software") commenced legal proceedings in the Supreme Court of British Columbia (Action No. SO13166) against Impatica.com Inc., ("Impatica") for payment of approximately $512,500 in unpaid technology licensing fees. Impatica filed a counterclaim against Destiny Software seeking return of $162,500 advanced to Destiny Software on an alleged "good faith" agreement. On March 31, 2006, the parties agreed to settle the outstanding dispute and enter into a mutual release. A consent dismissal order without costs has been filed with the court registry. Destiny Software paid $6,500 ($7,500 CDN) to Impatica as consideration for the settlement.

[b]

On September 14, 2004, a statement of claim was filed against the Company by its former solicitor for fees and accrued interest of $145,978 CDN relating to legal services provided in connection with a failed transaction in 2001 and other general corporate matters. On April 18, 2006, the parties agreed to settle the outstanding dispute and enter into a mutual release. A consent dismissal order without costs will be filed with the court registry. As consideration for settlement, a wholly owned subsidiary of the Company (Destiny Software) will pay a total of $90,000 CDN (approximately $80,000 USD) to the plaintiff over a period of 14 months ending July 1, 2007. At May 31, 2006, $44,500 CDN of the settlement has been paid and the remaining $45,500 CDN will be paid at the rate of $3,500 CDN per month for 13 months following the quarter.

[c]

On July 25, 2005 the Company was issued a letter on behalf of Musicrypt Inc. (“Musicrypt”) indicating a possible infringement of a biometric security system patent. The Company has denied any patent infringement and believes the allegations are without merit. On March 7, 2006 the Company filed a statement of claim in the Federal Court of Canada against Musicrypt to assert that the company’s technology does not infringe on the stated patent owned by Musicrypt and to further declare the Musicrypt’s patent is invalid. On June 7, 2006, Destiny’s counsel received a statement of defense and counterclaim from the defendants. The statement of defense includes a counterclaim, requesting specified damages or audited Canadian profits from the Promo Only system if it is offered in Canada. Management does not believe that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

[d]

The total accounts payable of $142,979 includes approximately $56,843 of amounts the company has disputed and approximately $41,000 ($45,500 CDN) payable pursuant to the settlement arrangement discussed in paragraph (b) above payable over the next 13 months. Management plans to resolve these balances in the current year, however the outcome of these negotiations is not determinable.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three and Nine months ended May 31, 2006	Unaudited

8. CONTINGENCIES (cont’d.)

[d]	(cont’d.)

The gain on settlement of accounts payable of $56,965 includes a gain on settlement of the legal services dispute outlined in (b) above of approximately $23,500, net of a loss on $6,500 ($7,500 CDN) on settlement of our dispute with Impatica outlined in (a) above.

9. SEGMENTED INFORMATION AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by location of customer, is as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31
	2006	2005	2006	2005

United States	203,430	112,973	500,518	420,040
Canada	18,677	10,372	45,954	38,565
Other	56,413	31,333	138,819	116,498
Total revenue	278,520	154,678	685,291	575,103

During the nine months ended May 31, 2006, one customer represented 25% of the total revenue balance [May 31, 2005 - no single customer represented more than 10%].

As at May 31, 2006, three customers represented 58% of the trade receivables balance of $149,089 [August 31, 2005 – two customers represented 71%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three and Nine months ended May 31, 2006	Unaudited

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

In October 2004, the company released an adapted version of MPE™ which facilitates the transfer of music from the recording industry to radio stations and trusted users. We have recognized revenue associated with this new version of MPE™ during fiscal 2005 and the first three quarters of Fiscal 2006. We anticipate that revenues will grow significantly as the system gains acceptance by the industry.

Pirate Radio sales are also expected to continue and management is pursuing retail distribution of the Pirate Radio software.

We are a publicly traded company. Our common stock trades on the OTC Bulletin board under the symbol “DSNY” and on the Berlin exchange in Germany under the symbol “DME”.

Our corporate website is located on the Internet at http://www.dsny.com.

PLAN OF OPERATIONS

During our fiscal year ending August 31, 2006, management will focus on upgrading the functionality of our three product lines: Clipstream™, Pirate Radio™ and MPE™. New audio and video codecs are being developed for Clipstream™ and Pirate Radio™, which will significantly improve the quality of the user experience. Clipstream Live™ has been improved to support IP TV, including the ability to change channels from a remote location. We will continue to improve this product to meet customer demand. Promo Only MPE™, a security system for delivering pre-release music to radio stations and other trusted users is being improved interactively through consultation with the record labels and radio recipients. This evolutionary approach ensures that Promo Only MPE™ meets the needs of our customers.

The company is also introducing a new product based on the MPE security system, PODDS. This product enables customers to purchase and download music directly to their computers. We have established licenses through the Audio Video Licensing Association and the major Canadian labels to sell music to Canadian commercial users.

We will continue to sell Clipstream™ directly through direct telephone sales and through resellers located around the world. The Clipstream™ license is protected by a “code key” which restricts the technology to authorized websites. In Japan, we are selling Clipstream™ as a boxed product, through retail channels.

We sell Pirate Radio through an automated online credit card processing system.

We have signed license agreements with six record labels (including Universal Music Group (“UMG”)) and subsidiaries of other major labels. These record labels use the Promo Only MPE™ system to securely distribute new music tracks to radio and trusted users. We expect to continue to sign additional license agreements with record labels during fiscal 2006 and 2007 as we increase the exposure of the MPE™ system. Currently, record labels send their music both digitally and through a physical CD, delivered by courier. Revenues will remain modest until the labels are able to secure the savings associated with digital only delivery. This is expected to occur by the end of calendar 2006.

The PODDs product has been integrated with an internet enabled jukebox. We will market PODDs to commercial users in Canada (DJ’s, restaurant and night club owners, etc.) and to our jukebox partner.

OPERATING RESULTS

 May 31, 2006

OPERATING RESULTS

 Revenue

Revenue for the nine months ending May 31, 2006 has increased 19% to $685,291 from $575,103 for the nine months ending May 31, 2005 on the strength of increased third quarter revenue. For the quarter ended May 31, 2006, revenue increased 23% from the quarter ending February 28, 2006, 53% from the quarter ending November 30, 2006 and 80% over the same quarter in fiscal 2005.

The increase to revenue is the result of a number of items including a 36% increase to the Promo Only™ MPE™ (www.promoonlympe.com) access and delivery fees from the second quarter of fiscal 2006. Although, revenue is at modest levels as we continue to focus on promoting the system as the standard for the industry, we continue to expand the number of record labels under contract for delivery, which has resulted in growth in revenue from the system. We also began using the MPE™ system to deliver music digitally to jukeboxes which represents 5% of our total MPE™ revenue for the nine months ending May 31, 2006.

We experienced an increase of 55% in revenue from our Clipstream™ suite of products in the third quarter ending May 31, 2006 from the quarter ending February 28, 2006. The increase is due in part to the commencement of retail sales of Clipstream ™ through our Japanese reseller which represents 5% of our total Clipstream™ sales for the quarter. We also experienced a small rebound in sales to our market research customers and realized one large license agreement sale which represented approximately 25% of our total Clipstream™ sales for the third quarter.

We experienced a small decline in our Pirate Radio ™ sales. This decline represents 0.3% of our total sales for the quarter. Total Pirate Radio ™ sales represent 4% of our total revenue for the nine months ending May 31, 2006.

Operating Expenses

The majority of our expenditures are in Canadian dollars while the majority of our sales are in US dollars. As a result, the decline in value of the US dollar to the Canadian dollar represents a significant impact to our bottom line.

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general corporate and office expenditures.

General and administrative	May 31,	May 31,	$
(unaudited)	2006	2005	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	171,652	131,724	39,928
Rent	24,476	19,325	5,151
Telecommunications	14,249	7,511	6,738
Bad debt	1,410	23,623	(22,213)
Office and miscellaneous	82,207	41,988	40,219
Professional fees	91,343	74,927	16,416

	385,337	299,098	86,239

General and administrative expenses increased to $385,337 for the nine months ended May 31, 2006 from $299,098 for the same period in 2005. The increase in office and miscellaneous expense is due in part to non-cash stock compensation expenses, foreign exchange losses, and an increase in professional fees. The increase in professional fees relates in part to costs associated with new contract negotiations with record labels, costs associated with the settlement of two outstanding legal claims discussed in Note 8 of the financial statements.

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising, promotional fees and travel costs.

Sales and marketing	May 31,	May 31,	$
(unaudited)	2006	2005	Change
	(9 months)	(9 months)
		As restated
	$	$
Wages and benefits	203,955	169,256	34,699
Rent	24,476	19,325	5,151
Telecommunications	14,249	7,511	6,738
Meals and entertainment	-	1,419	(1,419)
Travel	6,884	25,619	(18,735)
Advertising and marketing	80,926	71,141	9,785

	330,490	294,271	36,219

Sales and marketing expenses increased to $330,490 for the nine months ended May 31, 2006 from $294,271 for the same period in 2005. The increase in salaries and wages corresponds to an increase in commission costs, advertising and marketing fees for our MPE™ system.

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment

Research and development	May 31,	May 31,	$
(unaudited)	2006	2005	Change
	(9 months	(9 months
	As Restated	As restated
	$	$
Wages and benefits	231,253	260,698	(29,445)
Rent	32,975	38,649	(5,674)
Telecommunications	19,454	15,190	4,264
Repairs and maintenance	-	-	-

	283,682	314,537	(30,855)

Research and development expenses decreased to $283,682 for the nine months ended May 31, 2006 from $314,537 for the same period in 2005. The decline in costs was mitigated by increases to salaries and wages during the third quarter from the expansion of our development team. We anticipate that these increased research and development costs will result in significant improvements to all of our products.

We also experienced increases to bandwidth costs, reflected in the increase to telecommunications costs, due to the expanded use the MPE™ system. Digital deliveries continue to grow significantly resulting in increases to bandwidth costs. In addition, the company has set up a secondary hosting facility to ensure reliability of the system.

Amortization	May 31,	May 31,
(unaudited)	2006	2005	Change
	(9 months	(9 months
	As Restated	As restated
	$	$	$
Amortization	39,884	41,521	(1,637)

Interest and other charges

Interest and other charges increased to $17,388 for the nine months ended May 31, 2006 from $8,211 over the same period in the prior year as a result of higher balances on interest bearing credit facilities such as credit cards and shareholder loans.

Net Loss

Loss from operations for the nine months ended May 31, 2006 was $314,525 compared to $382,468 for same period ending May 31, 2005.

Revenue associated with MPE™ has begun to grow but is still at preliminary levels and was insufficient to generate a positive net income for the period.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $42,271 as at May 31, 2006 compared to cash of $30,576 as at August 31, 2005. We had a working capital deficiency of $90,531 as at May 31, 2006 compared to $657,601 as at August 31, 2005. We had a shareholders’ deficiency of $124,929 as at May 31, 2006 compared to shareholders’ deficiency of $691,639 as at August 31, 2005.

CASHFLOWS

Operating

Net cash used in operating activities decreased to $440,727 for the nine months ending May 31, 2006, compared to $444,869 for the nine months ended May 31, 2005.

Investing

Net cash used in investing activities increased to $14,736 during the quarter ended May 31, 2006, as compared with $6,723 of investing activities for the same quarter in 2005.

Financing

Net cash provided from financing activities increased to $441,604 during the period ended May 31, 2006, as compared to $431,507 over the same period in the prior year. On November 23, 2005, $270,000 of shareholder loans were extinguished by the agreement to issue 1,350,000 common shares with a fair value of $270,000. Also, the company received $167,550 of proceeds from the exercise of 992,000 stock options. Also during the quarter the company received $350,000 in a private placement.

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

The following table summarizes the effect of the restatement on the comparative nine month period ending May 31, 2005:

	Nine months ending
	May 31, 2005
	As	As
	Reported	Restated
	$	$

Consolidated Statement of Operations
Research and development	264,267	314,537
Depreciation	49,513	41,521
Net Loss	(340,190)	(382,468)
Net loss per common share, basic and diluted	(0.01)	(0.01)
Comprehensive loss	(351,950)	(393,565)

Consolidated Statement of Cash Flows
Net cash used in operating activities	(394,599)	(444,869)
Net cash used in investing activities	(56,993)	(6,723)

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

ITEM 3.                CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being May 31, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's chief financial officer and chief executive officer. Based upon that evaluation, our company's chief financial officer and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

On June 7, 2006, Destiny’s counsel received a statement of defense and counterclaim from the defendants. The statement of defense includes a counterclaim, requesting specified damages or audited Canadian profits from the Promo Only system if it is offered in Canada. Management does not believe that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended May 31, 2006, the Company issued 270,000 common shares for proceeds of $50,000 in connection with a private placement. The private placement included an 8% finders fee which represents 20,000 of the 270,000 common shares. The private placement also included the issuance of 250,000 warrants exercisable into common shares at $0.25 expiring August 24, 2007. The Company also issued 150,000 shares in settlement of an advance from our marketing representative for total proceeds of $30,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the quarter ended May 31, 2006.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)           Exhibits.

EXHIBIT NUMBER	DESCRIPTION

31	Certification 302 of Steve Vestergaard, Chief Executive Officer and Chief Financial Officer (1)

32	Certification 906 of Steve Vestergaard, Chief Executive Officer and Chief Financial Officer (1)

(1)	Filed as an exhibit to this Quarterly Report on Form 10-QSB

(b)      Reports on Form 8-K.

During the quarter we filed Form 8-K on March 3, 2006 announcing a new stock compensation plan.

On March 31, 2006 we filed Form 8-K outlining the terms of settlement with Impatica.com Inc which is outlined in Note 8 (a) to the interim financial statements.

On April 26, 2006 we filed Form 8-K outlining the terms of settlement with its former solicitor as outlined in Note 8 (b) to the interim financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES INC.

Dated: July 14, 2006	/s/ Steven Vestergaard

Steven Vestergaard, Chief Executive Officer
and Chief Financial Officer