Form 10KSB
period 2006-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2006-11-30
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended August 31, 2006

[   ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

State issuer's revenues for its most recent fiscal year: $884,082

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $10,484,056 as of November 21 ,2006

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
41,936,223 Shares of Common Stock as of November 21, 2006

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

DESTINY MEDIA TECHNOLOGIES INC.
FORM 10-KSB

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

ITEM 1.           DESCRIPTION OF BUSINESS.

OVERVIEW AND CORPORATE BACKGROUND

We develop and market digital software tools for providing media content on the internet.

There are two main ways that content is accessed by users:

1.	Technologies such as television or radio allow users to experience the content as it is broadcast. The analogous technique on the internet is to “stream” the media to the users.
2.

Consumers can own content which they can experience at any time. For example, they may buy a music CD or a DVD. The analogous process on the internet is to securely download the content from a remote site to a local hard drive.

The company has developed branded solutions to facilitate both “streaming media” and “secure media distribution”.

1. Streaming Media

A) Clipstream™

The Clipstream™ suite of streaming media products are built around Sun Java, so they play instantly when a web page loads or an email opens. Clipstream™ reliably reaches more viewers on more operating systems than other solutions and it has a high level of security. Because it is compatible with standards based web servers and caching infrastructure, it is uniquely easy to deploy, it uses up to 90% less bandwidth than competing solutions and it plays more reliably.

Clipstream™ is available in on demand and live versions.

We are working on a major upgrade of Clipstream™ which should launch by the end of 2006.

B) Radio Destiny

Radio Destiny allows consumers to start their own internet based radio station from their PC. Content is automatically aggregated on our site: http://www.stationdirectory.com

We are developing a social network based around real time audio and video broadcasting which we expect to launch in spring 2007.

Secure Media Distribution

A) Promo Only MPE™ System

In October 2004, we launched a complete solution for assisting record labels in securely moving content to trusted third parties, including radio stations. As of November 2006, we have delivered 30,000 songs, generating 27 million transactions. This service has been available on a low cost / free pilot basis, but we are in process of implementing a transaction based pricing model. This system is expected to become one of our dominant sources of revenue in fiscal 2007.

The system recognizes authorized computers and content is received in an encrypted secure form. If the content owner allows export, the system embeds a tracking signature or watermark into the music that identifies that user. The watermark survives duplication to analog devices and compression.

The system consists of servers at two hosting facilities, encoding tools, list management tools, a Mac and PC player application and custom database applications.

B) Promo Only Digital Download Service

We have developed our own iTunes style online store application and accompanying server and encoder software. Users can securely purchase digital music directly from a player application which they download to their computer. We expect to license this software to third parties that want to offer digital audio content for sale.

Our marketing partner, Promo Only licensed catalogue music from the five major record labels that we are selling to commercial users and digital jukeboxes using our download service.

These technologies rely on proprietary algorithms, compression and watermarking technologies that were developed internally.

CORPORATE BACKGROUND

Destiny Media Technologies Inc. ( “Destiny Media”) is a holding company which owns 100% of the outstanding shares of Destiny Software Productions, Inc. Destiny Software Productions, Inc. is the operating company. The “Company”, “Destiny” or “we” refers to the consolidated activities of both companies.

We were incorporated in August 1998 under the laws of the State of Colorado.

We carry out our business operations through our wholly owned subsidiary, Destiny Software Productions, Inc., a British Columbia company that was incorporated in 1992.

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

BUSINESS DEVELOPMENT

Our current CEO, Steve Vestergaard, started the Destiny Software business as a private partnership in January 1991. The business was sold to Destiny Software Productions, Inc. the following year. Destiny Software developed a dozen video games, marketing and branding them through outside publishing companies. In 1995, Destiny began developing various Internet technologies, releasing the Radio Destiny Internet radio broadcasting software in May 1996.

Destiny Media Technologies, Inc. acquired Destiny Software Productions, Inc. from Mr. Vestergaard, in 1999.

Since then, the Company has developed three broad product lines: Clipstream™ playerless streaming media, the MPE™ media distribution system and Pirate Radio Internet broadcasting software.

Clipstream™ is a mature product suite that is typically licensed to media content owners. Research and Development efforts on Clipstream™ are focused on expanding the potential customer applications and improving the quality of the compression codecs. During the year, the company released a Japanese language version, a stand alone audio-mail server that facilitates automated encoding of telephone calls and a new remote TV tuner to facilitate remote viewing of IP TV signals. The company also released a new high quality audio codec this year. A new high end video codec is expected to be released in December 2006.

MPE™ is a security system for protecting the movement of digital content through the Internet. It also incorporates a proprietary watermarking technology that encodes a signal into audio that identifies the user that created it. The technology is unique in that the watermarking can not be heard, it can be applied in near real time and it survives filtering, analogue duplication and compression. This watermarking technology was developed and released this year and a provisional patent has been filed in the US

Two products are based on the MPE™ security engine:

1. Promo Only MPE™ is a system that record labels use to securely move music to trusted third parties. The system is in a pilot phase with the labels and the system was heavily enhanced through the year as requests and issues became apparent as usage levels increased. We’ve expanded the pilot to include testing in Europe and Australia and we added an offsite hosting facility to improve reliability. Servers are now located at two physical locations.

We extended our contract with the Universal Music Group until 2007 and we entered into usage based contracts with a number of independent labels and sublabels of Sony BMG and Warner.

2. PODDS is a software based online music store, which we launched this year.

We are developing a new social network based on Radio Destiny and Clipstream™ Live Video which will allow users to broadcast their own content in a high quality format. We expect this to launch by spring 2007.

OUR PRODUCTS

Clipstream™ Suite http://www.clipstream.com

We have developed a suite of four distinct software products that incorporate our Clipstream™ technology and are marketed under our Clipstream™ brand name:

1.	Clipstream ™ Audio
(http://www.streaming-audio.com)
Software for embedding pre-recorded streaming audio into web pages and emails.

2.	Clipstream™ Video (http://www.clipstream.com)
Software for embedding pre-recorded streaming video into web pages and emails.

3.	Clipstream™ Live (http://live.clipstream.com)
Software for broadcasting live audio or video streams and for remotely accessing TV signals.

4.	Clipstream™ Audiomail http://www.audio-mail.com
Server system for automatically converting a telephone based recording into streaming audio content.

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

Our software applications will work on most Java based computers, set top boxes and wireless devices which have enough CPU and memory to play back the content. In addition, our Clipstream™ software enables streaming media to be delivered to users regardless of the operating system of the user’s computer. We will adapt Clipstream™ in the spring of 2007 to work on devices such as cell phones that currently don’t have the resources to play back content in our format.

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

9.	Clipstream™ content can be locked to a particular website, protecting content owners from piracy. Video content can be watermarked and is not downloadable, even with screen scraper programs.

Radio Destiny Broadcaster and Destiny Media Player
http://www.radiodestiny.com
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

MPE™
http://www.destinympe.com
http://www.promoonlympe.com
http://www.podds.ca

MPE™ is a software engine for encapsulating, protecting and marking digital content. The system recognizes attributes of the user computer to uniquely identify it. Content intended for that user is encrypted to lock playback to that particular machine only. Various media files are combined together into a single package. If the content owner allows the media package to be exported into an unlocked common file format, then the media is marked with a proprietary digital watermark that identifies the user and machine responsible for the export. This mark survives even if the file is compressed or converted to an analogue format.

Destiny operates MPE™ services based on the various encoder, player and server modules. The main server facility is offsite and consists of multiple redundant 1 gigabit / second connections to the Internet backbone. The secondary backup facility is onsite at Destiny’s offices and consists of a 100 megabit / second connection to the Internet.

Two products have been developed using the MPE™ engine. The first, the Promo Only MPE™ music pre-release service is currently being used by major label groups. The second, the MPE™ online store service is being used for a service marketed as PODDS (Promo Only Digital Download Service).

Both products have been built out for music, but the basic software engines are compatible with any media type, such as video, documents, software, etc.

Our MPE™ products are marketed by Promo Only, Inc. in the US using their trademark “Promo Only”, They receive a sales commission as our marketing partner.

1. Promo Only MPE™ Service

The Promo Only MPE™ system enables a content owner to securely move content through the Internet to a trusted end user.

The content owner uses our encoder tool to manage lists of potential recipients. Because sub labels are often operated to compete with one another, list security is important, even within the same company. An extensive system has been built to manage lists and to interact with partner lists, such as the customers at Mediabase.

Music labels can access the original content from CDs, from the local hard drive or from a LAN based music repository. They check off the recipients from the list management system and whether the system should send an email by preview. They set rights for the users, including whether the user has to play the song on the recipient computer or can it be exported to a portable device. They set the times for any previews to go out and when the song should show up in the system.

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

2. MPE™ Online Store Software

The company has developed online player software that facilitates integrated previewing, purchase and playback of music directly from the player, without using a third party browser. Users can quickly click from song to song to preview music samples and access information about the songs and artists, all directly from within the player.

This “iTunes” style application supports high quality playback in an encrypted format directly from the player. Alternatively, the user can export the songs according to content owners’ permissions into standards based formats. When this occurs, a digital watermark is incorporated into the song, identifying the user that made the first unencrypted copy. The software also supports integrated burning of the song to a CD, in which case the watermark is embedded into the CD data.

The system consists of a number of software components, including server software modules, encoder modules, reporting modules and the player application.

The Company launched an online music service, initially in Canada, branded as the “Promo Only Digital Download Service”. This service is licensed through the Audio Video Licensing Association and the major labels in Canada to sell music to commercial users. The system has been integrated into a digital jukebox system and music is currently being sold to remote jukeboxes, DJ’s and club owners.

Promo Only secures the rights to the music which is sold to their customers using our technology.

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

Destiny has developed a “send to a friend” feature that allows marketers to send video content, such as movie trailers or product advertisements by email to a list of users. If that content is interesting and users forward it to their friends, the marketer is able to capture email addresses of the people that the content is forwarded to. This application is less successful than in past years as increased email security has blocked Clipstream™ in some cases.

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

We also offer an audio only version of live, which we are targeting to commercial radio stations that would like to be web accessible. They appreciate that our technology allows listeners to hear their content without leaving their web page or switching to another internet radio station.

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

Radio Destiny

The next version of the Radio Destiny internet radio software is being launched as part of a “social network”, where broadcasters pay a monthly fee to participate. Users include commercial radio stations and Internet radio enthusiasts that seek a means to broadcast their personal radio broadcasts to the world through the Internet. The purchase process has been automated. Purchases are made online via credit card.

MPE™

The online preview service (Promo Only MPE) is free to recipients including radio users. Our customers are the major record labels (UMG, EMI, Sony BMG, Warner Music Group) and the larger independents. We are delivering most new songs that become available to radio in the US.

The online music store software will be licensed to other groups wanting a player based mechanism to sell music to their customers.

The online music service is being offered commercially to digital jukebox users, DJ’s and club owners.

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

Radio Destiny

The new version of Radio Destiny will be offered on a flat monthly subscription based pricing model. The subscription gives the user the right to use the software and interact with our site for that period of time.

MPE™

Our customers (the record labels) will pay a transaction fee based on the number of recipients of each track.

Music in the online store will be sold on a credit system. The cost of a credit will depend on the number of credits purchased at once, in advance. We recognize revenue when the credits are used to actually purchase songs.

OUR MARKETING PLAN

We generate the majority of our software sales through automated online sales, our employee sales network and our reseller network. We employ sales staff in our Vancouver, British Columbia office to market our software products to our current customers and to our targeted potential customers. In addition, we have established a network of resellers. We charge our reseller partners an annual partner fee that buys them varying levels of support and service from Destiny Media. In general, a higher level of support and a higher partner fee commitment achieves a higher margin for the partners. Reseller partners receive a direct commission, which varies and is in line with standard software commission rates.

We advertise on other websites and advertising networks such as Google’s ad network. We also attend and present at industry trade shows where appropriate.

Clipstream is generally sold through telephone sales from our office and through our resellers and through automated online sales.

Radio Destiny is sold nearly exclusively through automated online sales.

MPE™ is generally represented through our resellers. In North America, the audio implementation of our MPE™ is marketed by Promo Only, Inc. on a commissioned basis.

OUR BUSINESS OPERATIONS

Our head office and business operations are carried out in leased premises in Vancouver, British Columbia, Canada. We lease 5,734 square feet of office space and we have twelve full time employees. Our employees include our president and chief executive officer, our vice-president of operations, our VP finance, our controller, two direct sales employees, four support personnel and four software developers. We also employ contractors as needed.

We manage our own server infrastructure and use the services of an external hosting facility. We have eleven servers at two physical locations. Servers are highly redundant with RAID’s, custom switches, redundant power supplies and multiple connections to the internet backbone. The first location is 1 gigabit per second and the backup facility is 100 megabit per second.

COMPETITION

Our principal competitors in the development and distribution of streaming media technology are RealNetworks, Adobe Flash and Microsoft Corporation. All are substantially larger than we are and have significantly greater financial resources available and have increased their commitment to and presence in the streaming media industry. We anticipate they will continue to increase the competitive pressure in the overall market for streaming media software. This increased competition could lead to increased pressure to decrease the price of streaming media software. This pressure on price could force us to reduce the price that we are able to charge our customers for our software products.

Our main competition for broadcasting audio over the internet is Live 365.

In the US, our main competitor for our MPE™ preview service is in-house hand delivery of music CDs. We are unaware of a digital delivery competitor with a significant presence in the US Market. Our main competitor in the Canadian market is Musicrypt.

There are a number of large competitors for our PODDS online store, including Pure Tracks and iTunes in Canada. We are not aware of a significant provider of online store software.

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

We have filed for patent protection in the US for the MPE™ distribution system and for the digital watermark technology. Patent protection is currently pending.

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

ITEM 2.           DESCRIPTION OF PROPERTY.

Our head office is located in leased premises at Suite 1040, 1055 West Hastings Street, Vancouver, British Columbia, Canada V6E 2E9. Our principal business operations are carried out from head office. Our leased premises consist of approximately 5,734 square feet. We pay rent of approximately $14,000 Canadian (equal to approximately $12,600 US) per month. The lease expires August 31, 2007. We consider our leased premises adequate for our current business purposes.

ITEM 3.           LEGAL PROCEEDINGS.

During the year, we resolved the two legal proceedings outstanding at August 31, 2005 as described in Notes 10(a) and 10(b) of the financial statements.

On March 7, 2006 we filed a Statement of Claim in the Federal Court of Canada against Musicrypt Inc. to assert that our MPE system, as marketed under Promo Only MPE, does not infringe on Canadian Patent No. 2,407,774, owned by Musicrypt, Inc. The action commenced by us also seeks a declaration that this patent is invalid. On June 7, 2006, Destiny’s counsel received a statement of defense and counterclaim from the defendants. The statement of defense includes a counterclaim, requesting specified damages or audited Canadian profits from the Promo Only MPE system if it is offered in Canada. Management believes the counterclaim is without merit and does not believe that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending August 31, 2006.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol DSNY. The first day on which the Company’s shares were traded under the stock symbol DSNY was June 26, 2000. The high and the low trading prices for our shares for each quarter of the last two fiscal years were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2005	$0.63	$0.31
2nd Quarter 2005	$0.47	$0.27
3rd Quarter 2005	$0.45	$0.30
4th Quarter 2005	$0.37	$0.19
1st Quarter 2006	$0.35	$0.10
2nd Quarter 2006	$0.35	$0.12
3rd Quarter 2006	$0.39	$0.21
4th Quarter 2006	$0.33	$0.18

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of November 21, 2006 we had 41,936,223 shares of our common stock outstanding and there were 1,259 registered shareholders of our common stock.

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

Recent Sales of Unregistered Securities

During our fiscal year ended August 31, 2006, we issued 1,750,000 for total proceeds of $350,000. As part of the sale we issued 140,000 shares in respect of fees associated with the transaction, and 1,750,000 warrants with an exercise price of $0.25. We issued an additional 250,000 for net proceeds of $45,000 and 1,500,000 shares in settlement of a loan for $300,000.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2006.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS.

The following discussion of our results of operations and financial condition should be read together with the consolidated financial statements and related notes that are included later in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-KSB.

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2006

Revenue

Our revenues increased to $884,082 for the year ended August 31, 2006 from $769,067 for the year ended August 31, 2005, representing a increase of $115,015 or 15%.

Approximately 64% of our revenues are derived from sales of our Clipstream™ software. Revenue associated with our MPE technology has grown by approximately 140% and represents approximately 32% of our total revenue. Though the revenue associated with our MPE technology remains modest as we gain acceptance in the market, the growth in our revenue is due to an increase of 218% in system access fees, a 23% increase to our development revenue, and new revenue associated with Jukebox distribution of revenue which represents approximately 8% of our total MPE revenue.

Radio Destiny sales have risen 20% and represent 4.3% of our total revenue.

Operating Expenses

General and administrative	August 31,	August 31,	$	%
	2006	2005	Change	Change

Wages and benefits	215,241	189,496	25,745	13.59%
Rent	32,023	28,545	3,478	12.18%
Telecommunications	17,809	12,086	5,723	47.35%
Bad debt	11,448	24,699	(13,251)	(53.65%	)
Office and miscellaneous	92,021	75,832	16,189	21.35%
Professional fees	140,495	146,800	(6,305)	(4.29%	)
	509,037	477,458	31,579	6.61%

General and Administrative. Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures. General and administrative costs increased to $509,037 for the year ended August 31, 2006 from $477,458 for the year ended August 31, 2005, an increase of $31,579 or 6.61% .

Sales and marketing	August 31,	August 31,	$	%
	2006	2005	Change	Change

Wages and benefits	277,336	227,028	50,308	22.16%
Rent	32,023	28,546	3,477	12.18%
Telecommunications	17,809	12,086	5,723	47.35%
Meals and entertainment	-	1,594	(1,594)	(100.00%	)
Travel	15,058	28,452	(13,394)	(47.08%	)
Advertising and marketing	115,040	86,102	28,938	33.61%
	457,266	383,808	73,458	19.14%

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. Sales and marketing costs were $457,266 for the year ended August 31, 2006 compared to $383,808 for the year ended August 31, 2005, representing an increase of $73,458 or 19.14% .

Research and development	August 31,	August 31,	$	%
	2006	2005	Change	Change

Wages and benefits	311,651	315,827	(4,176)	(1.32%	)
Rent	46,367	47,576	(1,209)	(2.54%	)
Telecommunications	25,786	20,144	5,642	28.01%
Repairs and maintenance	257	-	257
	384,061	383,547	514	0.13%

Research and Development. Research and development costs consist primarily of salaries and related personnel costs including overhead, and consulting fees with respect to product development and deployment. Research and development costs slightly increased to $384,061 for the year ended August 31, 2006 from $383,547 for the year ended August 31, 2005, representing an increase of $514 or 0.13% .

Amortization. Amortization expense arose from fixed assets and other assets. Amortization decreased to $54,303 for the fiscal year ended August 31, 2006 from $56,878 for the fiscal year ended August 31, 2005, a decrease of $2,575 or 4.53% .

Other earnings and expenses

Interest expense increased to $22,058 for the fiscal year ended August 31, 2006 from $14,840 for an effective increase of $7,218.

Gain on settlement of accounts payable

The gain on settlement of accounts payable of $57,308 includes a gain on settlement of the legal services dispute of approximately $23,500, miscellaneous disputed accounts payable, net of a loss of $6,500 on settlement of our dispute with Impatica.

Losses

Our loss from operations decreased to $520,585 for the year ended August 31, 2006 from $532,624 for the year ended August 31, 2005, representing a decrease of $12,039. Our net loss decreased to $485,335 for the year ended August 31, 2006 from $547,464 for the year ended August 31, 2005, representing an decrease of $62,129 or 11.35% .

For our fiscal year ending August 31, 2007, our management plans on concentrating its efforts in the following areas in order to achieve profitability:

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2005

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

Operating Expenses

General and administrative	August 31,	August 31,	$	%
	2005	2004	Change	Change

Wages and benefits	184,899	159,689	25,210	15.79%
Consulting	4,597	-	4,597	100.00%
Rent	28,545	24,045	4,500	18.72%
Telecommunications	12,086	9,996	2,090	20.91%
Bad debt	24,699	31,745	(7,046)	(22.20%	)
Office and miscellaneous	75,832	198,363	(122,531)	(61.77%	)
Professional fees	146,800	86,236	60,564	70.23%
	477,458	510,074	(32,614)	(6.39%	)

General and Administrative. Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures. General and administrative costs decreased to $477,458 for the year ended August 31, 2005 from $510,074 for the year ended August 31, 2004, a decrease of $32,614 or 6.39% .. The decrease in general and administrative costs is primarily due to a decrease of $7,046 for bad debt expense and a decrease of $122,531 for office and miscellaneous expenses. In fiscal 2004, a one time charge of $80,000 related to business development activities did not exist in fiscal 2005. The decrease to general and administrative costs was partially offset by an increase to professional fees of approximately $60,000 and an increase to wages and benefits of approximately $25,000

Sales and marketing	August 31,	August 31,	$	%
	2005	2004	Change	Change

Wages and benefits	222,431	302,568	(80,137)	(26.49%	)
Consulting	4,597	-	4,597	-
Rent	28,546	32,664	(4,118)	(12.61%	)
Telecommunications	12,086	13,578	(1,492)	(10.99%	)
Meals and entertainment	1,594	4,174	(2,580)	(61.81%	)
Travel	28,452	15,242	13,210	86.67%
Advertising and marketing	86,102	77,281	8,821	11.42%
	383,808	445,507	(61,699)	(13.85%	)

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. Sales and marketing costs were $383,808 for the year ended August 31, 2005 compared to $445,507 for the year ended August 31, 2004, representing a decrease of $61,699 or 13.85% . The decrease to sales and marketing is attributed to a decrease of $80,138 to wages and benefits due to a smaller sales force and lower commissions paid.

Research and development	August 31,	August 31,	$	%
	2005	2004	Change	Change

Wages and benefits	308,165	206,882	101,283	48.96%
Consulting	7,662	-	7,662	-
Rent	47,576	33,461	14,115	42.18%
Telecommunications	20,144	13,910	6,234	44.82%
Repairs and maintenance	-	4,108	(4,108)	(100.00%	)
	383,547	258,361	125,186	48.45%

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

Amortization. Amortization expense arose from fixed assets and other assets. Amortization decreased to $56,878 for the fiscal year ended August 31, 2005 from $92,638 for the fiscal year ended August 31, 2004, an decrease of $35,760 or 39%.

Other earnings and expenses

Interest expense increased to $14,840 for the fiscal year ended August 31, 2005 from $6,197 for an effective increase of $8,643. Interest and other income decreased to $nil for the 12 months ended August 31, 2005 from $12,205 for August 31, 2004. The change over prior year is primarily due to the Company ceasing to earn rental income on excess space sublet during the year.

Losses

Our loss from operations increased to $532,624 for the year ended August 31, 2005 from $504,665 for the year ended August 31, 2004, representing an effective increase of $27,959. Our net loss increased to $547,464 for the year ended August 31, 2005 from $419,436 for the year ended August 31, 2004, representing an effective increase of $128,028 or 31%.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $156,337 as at August 31, 2006 compared to cash of $30,576 as at August 31, 2005. We had a working capital deficiency of $59,429 as at August 31, 2006 compared to a working capital deficiency of $657,601 as at August 31, 2005

Working Capital Deficiency

The decrease in our working capital deficiency is attributed to a significant decrease to shareholder loans payable and an increase to cash and accounts receivable.

Our accounts payable and accrued liabilities decreased to $328,773 as at August 31, 2006 from $369,085 at August 31, 2005, representing a decrease of $40,312 or 11%. Included in our accounts payable and accrued liabilities balance as at August 31, 2006 is $56,531 of disputed payables, $148,465 of accrued liabilities and $123,777 trade accounts payable. We are currently considering all options available to extinguish these liabilities.

Our shareholder loans payable significantly decreased to $17,142 as at August 31, 2006 from $337,773 as at August 31, 2005.

Our current deferred revenues decreased to $10,469 as at August 31, 2006 from $32,329 as at August 31, 2005, representing a total decrease of $21,860 or 68%.

Cash Flows

Net cash used in operating activities decreased to $538,213 for the year ended August 31, 2006 compared to $587,132, representing a decrease of $48,919 or 8%. The cash used in operating activities was off-set by net cash provided by financing activities in the amount of $650,247 for the year ended August 31, 2006 compared to $599,530 for the year ended August 31, 2005.

We have financed our operations to date primarily through the sale of equity securities and borrowings from shareholders. When possible, we have issued common stock for services and debt settlement. We continued these financing activities through the year ended August 31, 2006 as our revenues to date have provided insufficient funding for our working capital requirements. Accordingly, we anticipate that we will have to continue to rely on funding from private placements, cash flows and other offerings in order to finance our future operating costs.

We completed the following issuances of our common stock during the year ended August 31, 2006 in respect of our financing activities:

1.	We issued 1,742,000 common shares pursuant to option agreements exercised during the year at a weighted average exercise price of $0.18 for net proceeds of $317,550.

2.

$270,000 of shareholder loans were extinguished by the agreement to issue 1,350,000 common shares with a fair value of $270,000. In addition, a $30,000 advance from our marketing representative was extinguished with the issuance of 150,000 common shares.

3.

The company received $395,000 in private placements during the year for which the company issued 2,140,000 shares and 1,750,000 warrants exercisable into common shares at $0.25 expiring August 24, 2007 and 250,000 warrants exercisable into common shares at $0.30 expiring February 28, 2008.

Going Concern

We have incurred recurring losses from operations and we have a working capital and stockholders’ deficiency. Our operating losses to date have been primarily financed by equity transactions and shareholder loans. Depending on our ability to grow sales and related cash flows, we may need additional capital through public or private financings that may not be available on reasonable terms. Accordingly, we will require the continued financial support of our shareholders and creditors until we are able to generate sufficient cash flows from operations on a sustained basis. There can be no assurances that we will be successful. If we are not, we will be required to reduce operations or liquidate assets. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Our auditors have referred to the substantial doubt about our ability to continue as a going concern in their audit report on our financial statements included with this Annual Report on Form 10-KSB.

MATERIAL OFF-BALANCE SHEET ARRANGEMENTS

None.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards 123R “Share-Based Payment,” a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, FAS 123R will be effective for annual periods beginning after December 15, 2005. The Company adopted FAS 123R on September 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on the Company’s statement of earnings, although it will have no impact on the Company’s overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro-forma net loss and loss per share in note 7[d] to these consolidated financial statements.

In July 2006 the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48). FIN 48, creates a single model to address uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, clearly scopes income taxes out of FASB Statement No. 5, “Accounting for Contingencies”. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. This includes tax positions considered to be "routine" as well as those with a high degree of uncertainty. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. The Company will adopt FIN 48 effective September 1, 2007 and does not expect the adoption to have a material impact on the Company's financial statements.

ITEM 7.           FINANCIAL STATEMENTS.

Index to Audited Consolidated Financial Statements for the Year Ended August 31, 2006:

1.	Report of Independent Registered Public Accounting Firm;

2.	Consolidated Balance Sheets as at August 31, 2006 and 2005;

3.	Consolidated Statement of Operations for the Years ended August 31, 2006 and 2005;

4.	Consolidated Statement of Stockholders’ Deficiency and Comprehensive Loss for the Years ended August 31, 2006 and 2005;

5.	Consolidated Statement of Cash Flows for the Years ended August 31, 2006 and 2005;

6.	Notes to Consolidated Financial Statements.

Consolidated Financial Statements

Destiny Media Technologies Inc.
August 31, 2006 and 2005
(Expressed in United States dollars)

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Destiny Media Technologies Inc.

We have audited the accompanying consolidated balance sheets of Destiny Media Technologies Inc. as of August 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Destiny Media Technologies Inc. at August 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company’s recurring net losses from operations and stockholders’ deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The 2006 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada,	/s/ ERNST & YOUNG LLP
October 25, 2006.	Chartered Accountants

Destiny Media Technologies Inc.
CONSOLIDATED BALANCE SHEETS
[See Note 2 - Going Concern Uncertainty]
As at August 31	(Expressed in United States dollars)

	2006	2005
	$	$

ASSETS
Current
Cash	156,337	30,576
Accounts and other receivables, net of allowance for
doubtful accounts of $8,615 [2005 - $7,000]	130,537	46,437
Inventory	1,059	2,246
Prepaid expenses	9,022	2,327
Total current assets	296,955	81,586
Software development costs, net of accumulated
amortization of $61,859 [2005 - $29,346]	30,929	58,693
Property and equipment, net of accumulated
amortization of $256,958 [2005 - $216,202] [note 4]	60,973	65,863
Total assets	388,857	206,142

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current
Accounts payable [note 10]	180,308	277,512
Accrued liabilities	148,465	91,573
Shareholder loans payable [note 5]	17,142	337,773
Deferred revenue	10,469	32,329
Total current liabilities	356,384	739,187
Deferred leasehold inducements, net of accumulated
amortization of $46,730 [2005 - $22,104]	33,968	58,594
Obligation for share settlement [note 6]	100,000	100,000
Total liabilities	490,352	897,781

Commitments and contingencies [notes 9 and 10]
Stockholders’ deficiency [note 7]
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 41,936,223 shares
August 31, 2005 - 36,434,223 shares]	41,938	36,436
Issued and held for settlement: 133,333 shares
Additional paid-capital	5,089,760	4,022,123
Deficit	(5,121,293)	(4,635,958)
Accumulated other comprehensive loss	(111,900)	(114,240)
Total stockholders’ deficiency	(101,495)	(691,639)
Total liabilities and stockholders’ deficiency	388,857	206,142

See accompanying notes

Destiny Media Technologies Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended August 31	(Expressed in United States dollars)

	2006	2005
	$	$

Revenue [note 12]	884,082	769,067

Operating expenses
General and administrative	509,037	477,458
Sales and marketing	457,266	383,808
Research and development	384,061	383,547
Amortization	54,303	56,878
	1,404,667	1,301,691
Loss from operations	(520,585)	(532,624)
Other earnings (expenses)
Gain on settlement of accounts payable [note 10[d]]	57,308	—
Interest and other expense	(22,058)	(14,840)
Net loss	(485,335)	(547,464)

Net loss per common share, basic and diluted	(0.01)	(0.01)

Weighted average common shares outstanding,
basic and diluted	38,991,059	36,183,543

See accompanying notes

Destiny Media Technologies Inc.
CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ DEFICIENCY
Year ended August 31	(Expressed in United States dollars)

						Accumulated
			Additional			other	Total
	Common stock		paid-in	Stock		comprehensive	stockholders’
	Shares	Amount	capital	issuable	Deficit	loss	deficiency
	#	$	$	$	$	$	$

Balance, August 31, 2004	35,316,098	35,318	3,688,208	25,000	(4,088,494)	(80,348)	(420,316)
Net loss	—	—	—	—	(547,464)	—	(547,464)
Foreign currency translation loss	—	—	—	—	—	(33,892)	(33,892)
Comprehensive loss	—	—	—	—	—	—	(581,356)
Common stock issued on options exercised	1,118,125	1,118	317,059	(25,000)	—	—	293,177
Stock based compensation - non-employees	—	—	16,856	—	—	—	16,856
Balance, August 31, 2005	36,434,223	36,436	4,022,123	—	(4,635,958)	(114,240)	(691,639)
Net loss					(485,335)		(485,335)
Foreign currency translation loss						2,340	2,340
Comprehensive loss	—	—	—	—	—	—	(482,995)
Common stock issued on options exercised	1,742,000	1,742	315,808				317,550
Common stock issued for services rendered	120,000	120	23,880				24,000
Common stock issued on extinguishment of loans	1,500,000	1,500	298,500				300,000
Common stock issued through private placement	2,140,000	2,140	392,860				395,000
Stock based compensation - non-employees	—	—	36,589	—	—	—	36,589
Balance, August 31, 2005	41,936,223	41,938	5,089,760	—	(5,121,293)	(111,900)	(101,495)

See accompanying notes

Destiny Media Technologies Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended August 31	(Expressed in United States dollars)

	2006	2005
	$	$

OPERATING ACTIVITIES
Net loss	(485,335)	(547,464)
Items not involving cash:
Amortization	54,303	56,878
Amortization of deferred lease benefit	(27,868)	(21,493)
Common stock issued for services rendered	24,000	—
Stock-based compensation - non-employees	36,589	16,856
Changes in non-cash working capital:
Short term investments	—	9,301
Accounts and other receivables	(77,897)	27,315
Inventory	1,302	1,553
Prepaid expenses	(6,298)	17,975
Accounts payable and accrued liabilities	(33,653)	(112,579)
Deferred revenue	(23,356)	(35,474)
Net cash used in operating activities	(538,213)	(587,132)

INVESTING ACTIVITIES
Purchase of equipment	(14,859)	(7,591)
Net cash used in investing activities	(14,859)	(7,591)

FINANCING ACTIVITIES
Net (repayments) proceeds on shareholder loans payable	(62,303)	306,353
Proceeds from exercise of stock options	317,550	293,177
Proceeds from issuance of common stock	395,000	—
Net cash provided by financing activities	650,247	599,530

Effect of foreign exchange rate changes on cash	28,586	8,246

Net increase in cash	125,761	4,807
Cash, beginning of year	30,576	17,523
Cash, end of year	156,337	30,576

Supplementary disclosure
Cash paid for interest	7,070	5,254
Common stock issued on extinguishment of loans	300,000	—

See accompanying notes

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006

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

The Company incurred a net loss of $485,335 for the year ended August 31, 2006 [2005 - $547,464], has incurred cumulative losses of $5,121,293 at August 31, 2006, has a working capital deficiency of $59,429, and has a stockholders’ deficiency of $101,495 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity financings and shareholder loans. Management plans to continue to seek sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. Management expects to keep its operating costs to a minimum until cash is available through financing or operating activities. There are no assurances that the Company will be successful in achieving these goals.

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
August 31, 2006

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
August 31, 2006

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
August 31, 2006

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

Advertising

Advertising costs are expensed as incurred and totaled $67,564 and $83,253 during the years ended August 31, 2006 and 2005, respectively.

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
August 31, 2006

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
August 31, 2006

3. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Recent accounting pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards 123R “Share-Based Payment,” a revision to FAS 123. FAS 123R replaces existing requirements under FAS 123 and APB 25, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, based on the grant-date fair value of those instruments, with limited exceptions. FAS 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. For small-business filers, FAS 123R will be effective for annual periods beginning after December 15, 2005. The Company adopted FAS 123R on September 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. Accordingly, the adoption of FAS 123R’s fair value method will have a significant impact on the Company’s statement of earnings, although it will have no impact on the Company’s overall financial position. The impact of adoption of FAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted FAS 123R in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro-forma net loss and loss per share in note 7[d] to these consolidated financial statements.

In July 2006 the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48). FIN 48 creates a single model to address uncertainty in income tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and, clearly scopes income taxes out of FASB Statement No. 5, “Accounting for Contingencies”. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, “Accounting for Income Taxes”. This includes tax positions considered to be “routine” as well as those with a high degree of uncertainty. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts recognized after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. The Company will adopt FIN 48 effective September 1, 2007 and does not expect the adoption to have a material impact on the Company’s financial statements.

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006

4. PROPERTY AND EQUIPMENT

		Accumulated	Net book
	Cost	amortization	value
	$	$	$

2006
Furniture and fixtures	72,892	57,576	15,316
Computer hardware	186,936	149,846	37,090
Computer software	21,269	21,269	—
Leasehold improvements	36,834	28,267	8,567
	317,931	256,958	60,973

2005
Furniture and fixtures	67,956	50,108	17,848
Computer hardware	159,919	127,955	31,964
Computer software	19,829	19,829	—
Leasehold improvements	34,361	18,310	16,051
	282,065	216,202	65,863

5. SHAREHOLDER LOANS PAYABLE

	2006	2005
	$	$

Loans payable, due to shareholders, unsecured,
due on demand, non-interest bearing	17,142	328,357
Loans payable, due to shareholder, unsecured,
due on demand, interest bearing at 18.9%	—	9,416
	17,142	337,773

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

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006

7. SHARE CAPITAL

[a] Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

[b] Common stock issued

2006

[i]	Common stock issued on options exercised:

During the year ended August 31, 2006, 1,742,000 stock options were exercised for cash proceeds of $317,550.

[ii]	Common stock issued for services rendered:

During the year ended August 31, 2006, the Company issued 120,000 common shares to a third party for consulting services. The common shares issued have been valued at their market value of $24,000 on the date the services were provided.

[iii]	Common stock issued on extinguishment of loans:

During the year ended August 31, 2006, the Company issued 1,350,000 common shares in settlement of a shareholder loan with a fair market value of $270,000. In a separate transaction the Company issued 150,000 common shares in settlement of an advance from our marketing representative with a fair market value of $30,000.

[iv]	Common stock issued through private placement:

During the year ended August 31, 2006, the Company completed a series of private placements, which consisted of the issuance of 2,140,000 common shares for net cash proceeds of $395,000. The private placement included a finders fee of 140,000 of the 2,140,000 common shares and $5,000 of the gross proceeds of $400,000. The private placement also included the issuance of 1,750,000 warrants exercisable into common shares at $0.25 expiring August 24, 2007 and 250,000 warrants exercisable into common shares at $0.30 expiring February 28, 2008.

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006

7. SHARE CAPITAL (cont’d.)

2005

During the year ended August 31, 2005, the Company issued 1,118,125 common shares pursuant to the exercise of employee stock options for gross proceeds of $318,177. Included in this amount is $25,000 for 100,000 common shares that remained issuable at August 31, 2004 so that the net cash proceeds received by the Company during the year was $293,177.

[c] Stock options

The Company has reserved 6,250,000 common shares for future issuance under its existing stock option plans. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock option activity is presented below:

		Options outstanding
	Shares		Weighted
	available	Number of	average
	for grant	shares	exercise price
	#	#	$

Outstanding, August 31, 2004	460,500	3,127,000	0.49
Granted	(658,125)	658,125	0.47
Exercised	—	(1,018,125)	(0.29)
Forfeited	663,000	(663,000)	(0.50)
Outstanding, August 31, 2005	465,375	2,104,000	0.38
Additional allotment	2,500,000	—	—
Granted	(2,727,000)	2,727,000	0.26
Exercised	—	(1,742,000)	(0.18)
Forfeited	960,000	(960,000)	(0.41)
Outstanding, August 31, 2006	1,198,375	2,129,000	0.39

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006

7. SHARE CAPITAL (cont’d.)

The following table summarizes information concerning outstanding and exercisable options at August 31, 2006:

		Options outstanding
		weighted average
Exercise	Options	remaining	Options
prices	outstanding	contractual life	exercisable
$	#	(in years)	#

0.25	1,359,000	3.24	1,359,000
0.50	720,000	3.84	490,834
1.80	50,000	4.08	50,000
	2,129,000	3.46	1,899,834

Of the total options outstanding at year end, 1,755,000 [2005 - 1,630,000] were granted to employees and 374,000 [2005 - 474,000] were granted to non-employees of the Company. The compensation expense related to employees was $nil [2005 - $nil]. The compensation expense related to options granted to non-employee was $36,589 [2005 - $16,856].

[d] Pro-forma disclosure of stock based compensation

Pro-forma information regarding results of operations and loss per share is required by FAS 123, as amended by FAS 148, for stock-based awards to employees as if the Company had accounted for such awards using the fair value method.

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006

7. SHARE CAPITAL (cont’d.)

For pro-forma purposes, the estimated value of the Company’s stock-based awards to employees is amortized over the vesting period of the underlying options. The effect on the Company’s net loss and loss per share of applying FAS 123 to the Company’s stock-based awards to employees would approximate the following:

	2006	2005
	$	$

Net loss as reported	(485,335)	(547,464)
Compensation expense included in net loss	—	—
Compensation expense based on fair value method	(65,998)	(13,189)
Pro-forma net loss	(551,333)	(560,653)

Net loss per common share, basic and diluted:
As reported	(0.01)	(0.01)
Pro-forma	(0.01)	(0.01)

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005

Expected dividend yield	—	—
Risk-free interest rate	4.85%	5.5%
Volatility	99%	99%
Expected lives	2.5 years	2.42 years
Per share weighted - average fair value of
stock options granted	$0.09	$0.09

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006

8. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 35% and to Canadian federal and British Columbia provincial taxes in Canada. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company’s income tax expense is as follows:

	2006	2005
	$	$

Tax recovery at U.S. statutory rates	(170,000)	(192,000)

Permanent differences	38,000	17,000
Difference in asset amortization	19,000	21,000
Operating losses not recognized for tax	113,000	154,000
Income tax expense (recovery)	—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which realization is not more likely than not to occur.

Significant components of the Company’s deferred tax assets as of December 31 are as follows:

	2006	2005
	$	$

Deferred tax assets:
Net operating loss carryforwards	1,654,000	1,568,000
Excess of book over tax depreciation	52,000	52,000
Total deferred tax asset	1,706,000	1,620,000
Valuation allowance	(1,706,000)	(1,620,000)
Net deferred tax asset	—	—

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006

8. INCOME TAXES (cont’d.)

The reconciliation of (losses) earnings from operations by geographic region is as follows:

	2006	2005
	$	$

United States	(255,065)	(340,777)
Canada	(230,270)	(206,687)
	(485,335)	(547,464)

If not utilized to reduce future taxable income, the Company’s net operating loss carryforwards will expire as follows:

	Canada	United States
	$	$

2007	669,000	—
2008	782,000	—
2009	163,000	—
2014	14,000	—
2015	187,000	—
2016 and thereafter	229,000	2,912,000
	2,044,000	2,912,000

Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carry forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carry forwards remaining at the ownership change date. The limitation will be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

9. COMMITMENTS

The Company is committed to payments under its premises lease, which expires on September 1, 2007 as follows:

$

2007	152,774
152,774

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006

10. CONTINGENCIES

[a]

On March 31, 2006, a settlement has been reached in the dispute as outlined below. On June 6, 2001, a wholly owned subsidiary of the Company, Destiny Software Productions Inc. (“Destiny Software”) commenced legal proceedings in the Supreme Court of British Columbia against Impatica.com Inc., (“Impatica”) for payment of approximately $512,500 in unpaid technology licensing fees. Impatica filed a counterclaim against Destiny Software seeking return of $162,500 advanced to Destiny Software on an alleged “good faith” agreement. Destiny Software paid $6,500 ($7,500 CDN) to Impatica as consideration for the settlement. A consent dismissal order without costs has been filed with the court registry.

[b]

On April 18, 2006, a settlement has been reached in the dispute as outlined below. On September 14, 2004, a statement of claim had been filed against the Company by its former solicitor for fees and accrued interest of $145,978 CDN relating to legal services provided in connection with a failed transaction in 2001 and other general corporate matters. A consent dismissal order without costs will be filed with the court registry. As consideration for settlement, a wholly owned subsidiary of the Company (Destiny Software) will pay a total of $90,000 CDN (approximately $80,000 USD) to the plaintiff over a period of 14 months ending July 1, 2007. At August 31, 2006, $55,000 CDN of the settlement has been paid and the remaining $35,000 CDN will be paid at the rate of $3,500 CDN per month for 10 months following the fiscal year end.

[c]

On July 25, 2005 the Company was issued a letter on behalf of Musicrypt Inc. (“Musicrypt”) indicating a possible infringement of a biometric security system patent. The Company has denied any patent infringement and believes the allegations are without merit. On March 7, 2006 the Company filed a statement of claim in the Federal Court of Canada against Musicrypt to assert that the Company’s technology does not infringe on the stated patent owned by Musicrypt and to further declare that Musicrypt’s patent is invalid. On June 7, 2006, the Company’s counsel received a statement of defense and counterclaim from the defendants. The statement of defense includes a counterclaim, requesting specified damages or audited Canadian profits from the Promo Only system if it is offered in Canada. The amount of loss, if any, in relation to this counterclaim cannot be reasonably estimated. Management does not believe that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

[d]

The total accounts payable of $180,308 includes approximately $56,531 of amounts the company has disputed and approximately $31,500 ($35,000 CDN) payable pursuant to the settlement arrangement discussed in paragraph (b) above payable over the next 10 months. Management plans to resolve these disputed balances in the current year; however the outcome of these negotiations is not determinable.

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006

10. CONTINGENCIES (cont’d.)

The gain on settlement of accounts payable of $57,308 includes a gain on settlement of the legal services dispute outlined in (b) above of approximately $23,500, net of a loss of $6,500 ($7,500 CDN) on settlement of our dispute with Impatica outlined in (a) above.

11. FINANCIAL INSTRUMENTS

Fair value disclosures

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair values due to the relatively short periods to maturity of the instruments. Due to the related party nature of the shareholder loans payable, it is not practicable to estimate their fair value.

Foreign currency risk

The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. The Company has not entered into contracts for foreign exchange hedges.

12. SEGMENTED INFORMATION

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by location of customer, is as follows:

	2006	2005
	$	$

United States	662,594	414,396
Canada	68,950	112,900
Other	152,538	241,771
Total revenue	884,082	769,067

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2006

12. SEGMENTED INFORMATION (cont’d.)

During the year ended August 31, 2006, one customer represented 18% of the total revenue balance [2005 - one customer represented 15%].

As at August 31, 2006, three customers represent 45% of the trade receivables balance of $130,537 [2005 - two customers represented 71%].

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

ITEM 8B.        OTHER INFORMATION.

None.

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names, positions and ages of our executive officers and directors. All our directors serve until the next annual meeting of shareholders or until their successors are elected and qualify. The board of directors elects officers and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Steven Vestergaard(1)	Chief Executive Officer and Director	40	January 1999
Edward Kolic(1)	Corporate Secretary and Director	45	February 1999
Lawrence J. Langs	Director	45	November 2000
Yoshitaro Kumagai	Director	60	August 2001
Wayne Koshman(1)	Director	44	May 2002

(1) Members of our Audit Committee

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

FAMILY RELATIONSHIPS

There are no family relationships among our officers and directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by us, we believe that during the fiscal year ended August 31, 2006 all such filing requirements applicable to our officers and directors were complied with.

CODE OF ETHICS

The Company’s code of ethics is available on our website at http://www.dsny.com/investor/

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

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION(3)
Name	Title	Year	Salary	Bonus	Other Annual Compensation	AWARDS		PAYOUTS	All Other Compen- sation
						Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)
Steven Vestergaard (1), (2)	Director President CEO, CFO	2006 2005 2004	$83,848 $78,508 $78,506	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Notes to Summary Compensation Table:

(1)	All salaries paid to Mr. Vestergaard are paid in Canadian dollars.

(2)	Compensation is stated in United States dollars and is based on an exchange rate of $0.8705 US dollars for each $1.00 Canadian dollar.

(3)	The value of benefits that do not exceed 10% of total annual salary are not reported herein.

STOCK OPTION GRANTS

No options were granted to named executive officer during our most recent fiscal year ending August 31, 2006.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

Mr. Vestergaard, our sole named executive officer, exercised no stock options and did not sell any common shares during our most recent fiscal year ended August 31, 2006.

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans other than the registered stock option plans.

EMPLOYMENT CONTRACTS AND CHANGE IN CONTROL ARRANGEMENTS

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

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 21, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS:
Common Stock	Steven Vestergaard President, Chief Executive Officer and Chief Financial Officer c/o 1040-1055 West Hastings St. Vancouver, BC, V6E 2E9	10,454,655	24.9%
Common Stock	Edward Kolic Secretary Director c/o 1040-1055 West Hastings St. Vancouver, BC, V6E 2E9	311,300 (2)	0.7%
Common Stock	Lawrence J. Langs Director c/o 1040-1055 West Hastings St. Vancouver, BC, V6E 2E9	150,000 (3)	0.4%
Common Stock	Yoshitaro Kumagai Director c/o 1040-1055 West Hastings St. Vancouver, BC, V6E 2E9	225,000 (4)	0.5%
Common Stock	Wayne Koshman Director c/o 1040-1055 West Hastings St. Vancouver, BC, V6E 2E9	205,000 (5)	0.5%
Common Stock	All Officers and Directors as a Group (5 persons)	11,345,955	27.1%
5% SHAREHOLDERS
Not applicable	Not applicable	Not applicable	Not applicable

(1)

Under Rule 13d-3 of the Securities Exchange Act of 1934, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 21, 2006. As of November 21, 2006, there were 41,936,223 shares of our common stock issued and outstanding.

(2)	Consists of 161,300 shares held by Mr. Kolic and 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Kolic within 60 days of November 21, 2006.

(3)	Consists of 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Langs within 60 days of November 21, 2006.

(4)	Consists of 100,000 shares held by Mr. Kumagai and 125,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Kumagai within 60 days of November 21, 2006.

(5)	Consists of 205,000 shares held by Mr. Koshman and 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Koshman within 60 days of November 21, 2006.

EQUITY COMPENSATION PLAN INFORMATION

We have two equity compensation plans, namely our Amended 1999 Stock Option Plan and our 2006 Stock Option Plan, under which up to 3,750,000 and 2,500,000 shares of our common stock, respectively, have been authorized for issuance to our officers, directors, employees and consultants. Our plans have been approved by the Company’s stockholders. The following summary information is presented for our plans on an aggregate basis as of August 31, 2006.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	2,129,000 Shares of Common Stock	$0.39 per Share	1,198,375 Shares of Common Stock
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described under Item 11 and under the title of executive compensation, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which the Company proposes to be a party:

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

SHARE ISSUANCES

During the year ended August 31, 2006 we issued 1,350,000 shares to our CEO, Steve Vestergaard in settlement of a loan in the amount of $270,000 and 205,000 shares pursuant to an option agreement to one of our directors Wayne Koshman.

ITEM 13.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our independent registered public accounting firm, Ernst & Young LLP, provided audit and other services during the years ended August 31, 2006 and 2005 (included in the fees for 2005 are fees paid to Grant Thornton LLP for the first and second quarter reviews) as follows:

	2006	2005
Audit Fees	$55,500	$52,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$55,500	$52,500

Audit Fees. This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with SEC filings.

Audit Related Fees. There were no audited related fees paid to Ernst & Young LLP.

Tax Fees. This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees. There were no other fees paid to Ernst & Young LLP.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Ernst & Young LLP is engaged by the company or its subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

 - approved by the company's audit committee; or
- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee requires advance approval of all audit, audit-related, tax, and other services performed by the independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it. The audit committee has delegated to the chair of the audit committee authority to approve permitted services provided that the chair reports any decisions to the committee at its next scheduled meeting.

The audit committee has considered the nature and amount of the fees billed by Ernst & Young LLP, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Ernst & Young LLP's independence.

ITEM 14.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

23.1	Consent of Independent Registered Public Accounting Firm (1)

(1)	Filed as an exhibit to this Annual Report on Form 10-KSB

(b)            Reports on Form 8-K.

During the quarter we did not file any form 8-K’s.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/ Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer and Chief Financial Officer
Director
Date: November 30, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)
Director
Date: November 30, 2006

By:	/s/ Edward Kolic
Edward Kolic
Director
Date: November 30, 2006

By:	/s/ Wayne Koshman
Wayne Koshman
Director
Date: November 30, 2006