Form 10QSB
period 2006-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2007-01-22
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended November 30, 2006

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

Yes [X] No [   ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,936,223 Shares of $0.001 par value common stock outstanding as of November 30, 2006.

Transitional small business disclosure format (check one):

Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS.

Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Three months ended November 30, 2006

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
[See Note 3 - Going Concern Uncertainty]
Unaudited

As at

	November 30,	August 31,
	2006	2006
	$	$

ASSETS
Current
Cash	22,375	156,337
Accounts and other receivables, net of allowance for
doubtful accounts of $1,095 [August 31, 2006 - $8,615] [note 8]	86,923	130,537
Inventory	845	1,059
Prepaid expenses	8,816	9,022
Total current assets	118,959	296,955
Software development costs, net of accumulated
amortization of $68,390 [August 31, 2006 - $61,859]	22,797	30,929
Property and equipment, net of accumulated
amortization of $256,710 [August 31, 2006 - $256,958]	54,472	60,973
Total assets	196,228	388,857

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current
Accounts payable [note 7(b)]	197,144	180,308
Accrued liabilities	118,349	148,465
Deposits on shares issuable [note 6(a)]	27,500	—
Shareholder loans payable [note 4]	—	17,142
Deferred revenue	7,802	10,469
Total current liabilities	350,795	356,384
Deferred leasehold inducements, net of accumulated
amortization of $55,825 [August 31, 2006 - $46,730]	24,873	33,968
Obligation for share settlement [note 5]	100,000	100,000
Total liabilities	475,668	490,352

Commitments and contingencies [note 7]
Stockholders’ deficiency [note 6]
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 41,936,223 shares
[August 31, 2006 – 41,936,223 shares]	41,938	41,938
Issued and held for settlement: 133,333 shares
Additional paid-capital	5,227,325	5,089,760
Deficit	(5,437,823)	(5,121,293)
Accumulated other comprehensive loss	(110,880)	(111,900)
Total stockholders’ deficiency	(279,440)	(101,495)
Total liabilities and stockholders’ deficiency	196,228	388,857

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2006	2005
	$	$

Revenue [note 8]	167,581	182,017

Operating expenses
General and administrative	111,202	105,641
Sales and marketing [note 6 (d)]	243,618	82,202
Research and development	112,617	89,513
Amortization	13,296	12,735
	480,733	290,091
Loss from operations	(313,152)	(108,074)
Other expenses
Interest and other expense	(3,378)	(7,062)
Net loss	(316,530)	(115,136)

Net loss per common share, basic and diluted	(0.01)	(0.00)

Weighted average common shares
outstanding, basic and diluted	41,936,223	36,501,915

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF STOCK HOLDERS’ DEFICIENCY
(Expressed in United States dollars)
Unaudited

					Accumulated
			Additional		Other	Total
	Common stock		Paid-in		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficiency
	#	$	$	$	$	$
Balance, August 31, 2006	41,936,223	41,938	5,089,760	(5,121,293)	(111,900)	(101,495)
Net loss	—	—	—	(316,530)	—	(316,530)
Foreign currency translation gain	—	—	—	—	1,020	1,020
Comprehensive loss						(315,510)
Stock based compensation			137,565			137,565
Balance, November 30, 2006	41,936,223	41,938	5,227,325	(5,437,823)	(110,880)	(279,440)

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2006	2005
	$	$

OPERATING ACTIVITIES
Net loss	(316,530)	(115,136)
Items not involving cash:
Amortization	13,296	12,735
Amortization of deferred lease benefit	(8,377)	(6,790)
Stock-based compensation	137,565	6,343
Common stock issued for services rendered	—	4,000
Changes in non-cash working capital:
Accounts and other receivables	40,916	7,000
Inventory	191	326
Prepaid expenses	—	2,347
Accounts payable and accrued liabilities	(6,205)	10,915
Deferred revenue	(2,445)	13,620
Net cash used in operating activities	(141,589)	(64,640)

INVESTING ACTIVITIES
Purchase of equipment	(511)	—
Net cash used in investing activities	(511)	—

FINANCING ACTIVITIES
Net (repayments) proceeds on shareholder loans payable	(16,868)	16,336
Proceeds from common stock to be issued	27,500	—
Proceeds from exercise of stock options	—	40,000
Net cash provided by financing activities	10,632	56,336

Effect of foreign exchange rate changes on cash	(2,494)	2,822

Net increase (decrease) in cash	(133,962)	(5,482)
Cash, beginning of period	156,337	30,576
Cash, end of period	22,375	25,094

Supplementary disclosure
Cash paid for interest	3,378	2,594
Shareholder loans extinguished with common stock	—	270,000

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2006	Unaudited

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ended August 31, 2007.

The balance sheet at August 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2006.

3. GOING CONCERN UNCERTAINTY

The interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2006	Unaudited

3. GOING CONCERN UNCERTAINTY (cont’d.)

The Company incurred a net loss of $316,530 for the three months ended November 30, 2006 [three months ended November 30, 2005 - $115,136], and has a working capital deficiency of $231,836 and has a stockholders’ deficiency of $279,440 that raises substantial doubt about its ability to continue as a going concern. Management has been able, thus far, to finance the operations through a series of equity financings and shareholder loans. Management expects to manage operating costs as cash is available through operating and financing activities. There are no assurances that the Company will be successful in achieving these goals.

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

4. SHAREHOLDER LOANS PAYABLE

	November 30,	August 31,
	2006	2006
	$	$

Loans payable, due to shareholders, unsecured,
due on demand, non-interest bearing	—	17,142

On September 5, 2006, the $17,142 non-interest bearing shareholder loan was repaid.

5. OBLIGATION FOR SHARE SETTLEMENT

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2006	Unaudited

6. SHARE CAPITAL

[a] Common shares issuable

During the three months ended, deposits on shares issuable include $27,500 of proceeds collected for the pending issuance of 110,000 common shares not yet issued by the company’s transfer agent as of November 30, 2006. These shares were issued in December 2007.

[b] Stock option plans

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

Stock-based Payment Award Activity

A summary of option activity under the Plans as of November 30, 2006, and changes during the three-month period ended is presented below:

			Weighted
			Average	Average
		Weighted	Remaining	Intrinsic Value
		Average	Contractual	$
Options	Shares	Exercise Price	Term
Outstanding at August 31, 2006	2,129,000	0.39
Granted	160,000	0.25
Exercised	(110,000)	(0.25)
Outstanding at November 30, 2006	2,179,000	0.37	3.25	98,630
Vested or expected to vest at
November 30, 2006	2,179,000	0.37	3.25	98,630
Exercisable at November 30, 2006	2,012,334	0.36	3.14	98,630

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2006	Unaudited

6. SHARE CAPITAL (cont’d.)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at November 30, 2006. The weighted-average grant-date fair value of options granted during the three-month period ended November 30, 2006 and 2005 was $0.03 and $0.02, respectively. An additional 1,038,375 shares (August 31, 2006 – 1,198,375) were available to grant.

[c] Stock-based compensation plans

Impact of Adoption of FAS 123(R)

At November 30, 2006, the Company has two stock-based employee compensation plans. Prior to September 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the three month period ended November 30, 2005, as all options granted under the plan had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. Effective September 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three-month period ended November 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payment granted, modified or cancelled, subsequent to September 1, 2006. Results for prior periods have not been restated.

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three-month period ended November 30, 2006 has considerations for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behavior as well as trends of actual option forfeitures.

As a result of adopting Statement 123(R) on September 1, 2006, the Company’s net loss for the three-month period ended November 30, 2006, is $10,523 lower than if it had continued to account for share-based compensation under Opinion 25.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2006	Unaudited

6. SHARE CAPITAL (cont’d.)

Total stock-based compensation for the three-month period ended November 30, 2006 includes stock-based compensation expense related to employees of $10,523 and stock-based-compensation expense related to consultants of $127,042 reported in the statement of operations as follows:

	November 30,	November 30,
	2006	2005
	$	$

Stock-based compensation:
General and administrative	4,573	2,416
Sales and marketing	128,361	1,880
Research and development	4,631	2,047
Total stock-based compensation	137,565	6,343

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

		Three months ended
	November 30,	November 30,
	2006	2005

Expected life of stock options (years)	2.50-5.0	2.42
Expected volatility	86-94%	97%
Risk-free interest rate	3.9-4.2%	5.5%
Dividend yields	—	—

Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the options is based on the Bank of Canada treasury bill rate in effect at the time of grant.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2006	Unaudited

6. SHARE CAPITAL (cont’d.)

Pro forma Information for Periods Prior to the Adoption of FAS 123(R)

Prior to the adoption of FAS No. 123(R), the Company provided the disclosures required under FAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Employee stock-based compensation expense recognized under FAS 123(R) was not reflected in the results of operations for the three-month period ended November 30, 2005 for employee stock option awards as all options were granted with an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated. The pro forma information for the three months ended November 30, 2005 is as follows:

Three months ended
November 30,
2005
$

Net loss as reported	(115,136)
Add: Stock-based employee compensation	—
expense included in reported net loss
Deduct: Total stock-based employee compensation expense	(5,628)
determined under fair value based method for all awards
Pro forma net loss	(120,764)
Loss per share
Basic and diluted – as reported	(0.00)
Basic and diluted – pro forma	(0.00)

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2006	Unaudited

6. SHARE CAPITAL (cont’d.)

[d] Warrants

As at November 30, 2006, the Company has the following common stock warrants outstanding:

	Number of Common	Exercise Price
	Shares Issuable	$	Date of Expiry

$0.22 Warrants	950,000	0.22	August 25, 2011
$0.25 Warrants	1,500,000	0.25	August 20, 2007
$0.25 Warrants	250,000	0.25	August 28, 2007
$0.30 Warrants	250,000	0.30	February 28, 2008
	2,950,000

The $0.25 and $0.30 share purchase warrants have a forced conversion feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than $0.50 for a period of 30 consecutive days.

On September 11, 2006, the Company entered into an agreement with an investment banking firm to act as an exclusive financial advisor to provide strategic assistance and maximize shareholder value. As part of the agreement, the Company has issued a retainer of 500,000 warrants with a strike price of $0.22 and has issued another 450,000 warrants with a strike price of $0.22 which vest at the rate of 75,000 per month. The Company will issue an additional 400,000 warrants with a strike price of $0.50 which only vest if certain performance conditions are met. In addition, the Company is obligated to issue, if the agreement is not cancelled by the Company, at its sole discretion, a monthly consulting fee of $7,500 or 75,000 warrants with a strike price of $0.22 for each month beginning March 1, 2007 and ending August 1, 2007.

The fair value of 725,000 warrants, which vested during the quarter, was measured using the Black-Scholes option-pricing model and amounted to $123,418. This amount was expensed to sales and marketing in the statement of operations. The remaining 225,000 warrants issued will vest over the next quarter if the agreement remains in effect.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2006	Unaudited

7. CONTINGENCIES

[a]

On July 25, 2005 the Company was issued a letter on behalf of Musicrypt Inc. (“Musicrypt”) indicating a possible infringement of a biometric security system patent. The Company has denied any patent infringement and believes the allegations are without merit. On March 7, 2006 the Company filed a statement of claim in the Federal Court of Canada against Musicrypt to assert that the Company’s technology does not infringe on the stated patent owned by Musicrypt and to further declare that Musicrypt’s patent is invalid. On June 7, 2006, the Company’s counsel received a statement of defense and counterclaim from Musicrypt, requesting specified damages or audited Canadian profits from the Promo Only system if it is offered in Canada.

On December 19, 2006 the Company filed a consent motion with the Federal Court requesting a bifurcation of the issues included in the action. If granted, the issues of infringement and validity of the patent raised in the claim will be addressed prior to the issue of damages raised in the counterclaim.

The amount of damages awarded, if any, in relation to the counterclaim cannot be reasonably estimated. Management does not believe that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

[b]

The total accounts payable of $197,144 includes approximately $55,240 of amounts the company has disputed. Management plans to resolve these disputed balances in the current year; however the outcome of these negotiations is not determinable.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2006	Unaudited

8. SEGMENTED INFORMATION AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by location of customer, is as follows:

	Three Months Ended
	November 30
	2006	2005
	$	$

United States	150,748	149,254
Canada	4,689	20,022
Other	12,144	12,741
Total revenue	167,581	182,017

During the three months ended November 30, 2006, one customer represented 23% of the total revenue balance [November 30, 2005 – one customer represented 15% of the total revenue balance].

As at November 30, 2006, two customers represented 55% of the trade receivables balance of $39,826 [November 30, 2005 – one customer represented 25%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2006	Unaudited

9. RECENT ACCOUNTING PRONOUNCEMENTS

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

FASB Statement No. 157 – Fair Value Measurement

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 effective September 1, 2008 and does not expect the adoption to have a material impact on the Company’s financial statements.

SAB 108 – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. It establishes an approach that requires quantification of financial statement misstatements based on

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2006	Unaudited

9. RECENT ACCOUNTING PRONOUNCEMENTS

the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosure. SAB 108 will be effective for the fiscal year ending August 31, 2007. The Company will adopt SAB 108 effective September 1, 2006 and does not expect the adoption to have a material impact on the Company’s financial statements.

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

We are working on a major upgrade of Clipstream™ which should launch in early 2007.

B) Radio Destiny

Radio Destiny allows consumers to start their own internet based radio station from their PC. Content is automatically aggregated on our site: http://www.stationdirectory.com

We are developing a social network based around real time audio and video broadcasting which we expect to launch in spring 2007.

2. Secure Media Distribution

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006

Revenue

Our revenues decreased to $167,581 for the three months ended November 30, 2006 from $182,017 for the three months ended November 30, 2005, representing a decrease of $14,436 or 7.9% .

Approximately 51% of our revenues are derived from sales of our Clipstream™ software. Revenue associated with our MPE technology has grown by approximately 152% and represents approximately 44% of our total revenue. The increase in MPE revenue is due in part to an increase in system access fees and new revenue associated with Jukebox distribution of music.

Radio Destiny sales represent 5% of our total revenue.

Operating Expenses

General and administrative	November 30,	November 30,	$	%
	2006	2005	Change	Change
	(3 months)	(3 months)
Wages and benefits	53,256	42,570	10,686	25.1%
Rent	7,560	7,200	360	5.0%
Telecommunications	3,535	3,937	(402)	(10.2%)
Bad debt	(7,375)	706	(8,081)	(1144.6%)
Office and miscellaneous	11,190	17,986	(6,796)	(37.4%)
Professional fees	43,036	33,242	9,794	29.5%)
	111,202	105,641	5,561	5.3%

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures. General and administrative costs increased to $111,202 for the three months ended November 30, 2006 from $105,641 for the three months ended November 30, 2005, an increase of $5,561 or 5.3% .

Sales and marketing	November 30,	November 30,	$	%
	2006	2005	Change	Change
	(3 months)	(3 months)
Wages and benefits	61,856	56,061	5,795	10.3%
Rent	7,560	7,200	360	5.0%
Telecommunications	3,535	3,937	(402)	(10.2%)
Meals and entertainment	631	-	631	-
Travel	1,553	1,785	(232)	(13.0%)
Advertising and marketing	168,483	13,219	155,264	1174.6%
	243,618	82,202	161,416	196.4%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. Sales and marketing costs were $243,618 for the three months ended November 30, 2006 compared to $82,202 for the year ended November 30, 2005, representing an increase of $161,416 or 196.4% . The increase in advertising and marketing is due primarily to a non-cash stock compensation expense, valued at $123,418, related to warrants granted to a consultant of the company providing strategic investment advisory services and in part to a rise in marketing fees associated with our MPE system.

Research and development	November 30,	November 30,	$	%
	2006	2005	Change	Change
	(3 months)	(3 months)
Wages and benefits	93,198	70,951	22,247	31.4%
Rent	13,231	12,000	1,231	10.3%
Telecommunications	6,188	6,562	(374)	(5.7%)
	112,617	89,513	23,104	25.8%

Research and development costs consist primarily of salaries and related personnel costs including overhead, and consulting fees with respect to product development and deployment. Research and development costs increased to $112,617 for the three months ended November 30, 2006 from $89,513 for the three months ended November 30, 2005, representing an increase of $23,104 or 25.8% . The increase in wages and benefits is due to the expansion of our development team hired to enhance product quality.

Amortization

Amortization expense arose from fixed assets and other assets. Amortization increased to $13,296 for the three months ended November 30, 2006 from $12,735 for the three months ended November 30, 2005, a increase of $561 or 4%.

Other earnings and expenses

Interest expense decreased to $3,378 for the three months ended November 30, 2006 from $7,062 for a decrease of $3,684.

Losses

Our loss from operations increased to $313,152 for the three months ended November 30, 2006 from $108,074 for the three months ended November 30, 2005, representing an increase of $205,078. Our net loss increased to $316,530 for the three months ended November 30, 2006 from $115,136 for the three months ended November 30, 2005, representing an increase of $201,394 or 175%.

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

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $22,375 as at November 30, 2006 compared to cash of $156,337 as at August 31, 2006. We had a working capital deficiency of $231,836 as at November 30, 2006 compared to a working capital deficiency of $59,429 as at August 31, 2006

Working Capital Deficiency

The increase in our working capital deficiency is attributed to a significant decrease to cash and accounts receivable.

Our accounts payable and accrued liabilities decreased to $315,493 as at November 30, 2006 from $328,773 at August 31, 2006, representing a decrease of $13,280 or 4%. Included in our accounts payable balance as at November 30, 2006 is $55,240 of disputed payables. We are currently considering all options available to extinguish these liabilities.

Our shareholder loans payable of $17,142 as at August 31, 2006 was repaid in full during the quarter.

Our current deferred revenues decreased to $7,802 as at November 30, 2006 from $10,469 as at August 31, 2006, representing a total decrease of $2,667 or 25%.

CASHFLOWS

Operating

Net cash used in operating activities increased to $141,589 for the three months ending November 30, 2006, compared to $64,640 for the three months ended November 30, 2005.

Investing

Net cash used in investing activities increased to $511 for purchasing equipment during the quarter ended November 30, 2006, as compared with $0 investing activities for the three months ended November 30, 2005.

Financing

Net cash provided from financing activities decreased to $10,632 during the period ended November 30, 2006, as compared to $56,336 over the same period in the prior year. On September 5, 2006, $17,142 non-interest bearing shareholder loan was repaid , Also the company received $27,500 of proceeds for the pending issuance of 110,000 common shares not yet issued by the company’s transfer agent as of November 30, 2006

Going Concern

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

  During the first quarter of fiscal year ending August 31, 2007, we implemented the following new critical accounting policy related to our stock-based compensation. Beginning September 1, 2006 we began accounting for stock options under the provisions of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” FAS 123(R)), which requires the recognition of the fair value of the stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the rewards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. Our computation of expected volatility is based on historical implied volatility. In addition, we consider many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

  We adopted FAS 123(R) using the modified-prospective method which requires the application of the accounting standard to existing non-vested awards as of September 1, 2006 and awards granted, modified, repurchased or cancelled subsequently. Our consolidated financial statements as of and for the first quarter of 2006 reflect the impact of FAS 123(R). In accordance with the modified-prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

ITEM 3.                CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Steven Vestergaard. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II – OTHER INFORMATION

Item 1.                Legal Proceedings

On December 19, 2006 the company filed a consent motion with the Federal Court requesting a bifurcation of the issues included in the action by Destiny against Musicrypt Inc. If granted, the issues of infringement and validity of Canadian Patent No. 2,407,774 raised in the claim will be addressed prior to the issue of damages raised in the counterclaim.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended, common shares issuable included $27,500 of proceeds collected for the pending issuance of 110,000 common shares not yet issued by the company’s transfer agent as of November 30, 2006.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the quarter ended November 30, 2006.

Item 5.                Other Information

None.

Item 6.                EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

EXHIBIT NUMBER	DESCRIPTION
--------------------------	---------------------

31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the securities exchange act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002(1)

               (1)      Filed as an exhibit to this Annual Report on Form 10-KSB

(b)      Reports on Form 8-K.

During the quarter we did not file any form 8-K’s.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES INC.

Dated: January 22, 2007
/s/ Steven Vestergaard
Steven Vestergaard, Chief Executive Officer
and Chief Financial Officer