Form 10QSB
period 2007-02-28
DESTINY MEDIA TECHNOLOGIES INC
filed 2007-04-16
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended February 28, 2007

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

Yes X      No __

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,824,001 Shares of $0.001 par value common stock outstanding as of February 28, 2007.

Transitional small business disclosure format (check one):

Yes __      No X

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Interim Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Six months ended February 28, 2007

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
[See Note 3 - Going Concern Uncertainty]
Unaudited

As at

	February 28,	August 31,
	2007	2006
	$	$

ASSETS
Current
Cash	2,028,893	156,337
Accounts and other receivables, net of allowance for
doubtful accounts of $1,045 [August 31, 2006 - $8,615] [note 8]	85,464	130,537
Inventory	584	1,059
Prepaid expenses	15,198	9,022
Total current assets	2,130,139	296,955
Software development costs, net of accumulated
amortization of $77,856 [August 31, 2006 - $61,859]	14,932	30,929
Property and equipment, net of accumulated
amortization of $257,079 [August 31, 2006 - $256,958]	58,204	60,973
Total assets	2,203,275	388,857

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current
Accounts payable [note 7(b)]	306,538	180,308
Accrued liabilities	85,242	148,465
Shareholder loans payable [note 4]	—	17,142
Deferred revenue	5,053	10,469
Total current liabilities	396,833	356,384
Deferred leasehold inducements, net of accumulated
amortization of $64,528 [August 31, 2006 - $46,730]	16,170	33,968
Obligation for share settlement [note 5]	100,000	100,000
Total liabilities	513,003	490,352

Commitments and contingencies [note 7]
Stockholders’ deficiency [note 6]
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 47,824,001 shares
[August 31, 2006 – 41,936,223 shares]	47,826	41,938
Issued and held for settlement: 133,333 shares
Additional paid-capital	7,716,603	5,089,760
Deficit	(5,946,364)	(5,121,293)
Accumulated other comprehensive loss	(127,793)	(111,900)
Total stockholders’ equity	1,690,272	(101,495)
Total liabilities and stockholders’ equity	2,203,275	388,857

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006
	$	$	$	$

Revenue [note 8]	172,417	224,745	339,998	406,771

Operating expenses [note 6(b)]
General and administrative	154,477	157,004	265,679	262,645
Sales and marketing	274,281	115,292	517,899	197,494
Research and development	234,585	104,521	347,202	194,033
Amortization	13,765	12,937	27,061	25,672
	677,108	389,754	1,157,841	679,844
Loss from operations	(504,691)	(165,009)	(817,843)	(273,073)
Other earnings (expenses)
Interest and other expense	(3,850)	(5,953)	(7,228)	(13,015)
Net loss	(508,541)	(170,962)	(825,071)	(286,088)

Net loss per common share, basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average common shares
outstanding, basic and diluted	42,287,793	37,769,226	42,114,922	37,207,803

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF STOCK HOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated
			Additional		Other	Total
	Common stock		Paid-in		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
	#	$	$	$	$	$
Balance, August 31, 2006	41,936,223	41,938	5,089,760	(5,121,293)	(111,900)	(101,495)
Net loss	—	—	—	(825,071)	—	(825,071)
Foreign currency translation gain	—	—	—	—	(15,893)	(15,893)
Comprehensive loss						(840,964)
Common stock issued on options exercised	467,778	468	147,032	—	—	147,500
Common stock issued	5,420,000	5,420	1,978,529	—	—	1,983,949
Stock based compensation	—	—	501,282	—	—	501,282
Balance, February 28, 2007	47,824,001	47,826	7,716,603	(5,946,364)	(127,793)	1,690,272

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Six Months	Six Months
	Ended	Ended
	February 28,	February 28,
	2007	2006
	$	$

OPERATING ACTIVITIES
Net loss	(825,071)	(286,088)
Items not involving cash:
Amortization	27,061	25,672
Amortization of deferred lease benefit	(16,466)	(13,850)
Stock-based compensation	501,282	29,268
Common stock issued for services rendered	—	24,000
Changes in non-cash working capital:
Accounts and other receivables	39,642	(33,522)
Inventory	433	657
Prepaid expenses	(6,674)	(4,780)
Accounts payable and accrued liabilities	(88,382)	(46,412)
Deferred revenue	(5,005)	(29,514)
Net cash used in operating activities	(373,180)	(334,569)

INVESTING ACTIVITIES
Purchase of equipment	(11,989)	—
Net cash used in investing activities	(11,989)	—

FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,150,000	300,000
Proceeds from exercise of stock options	147,500	136,900
Deposits on shares issuable	—	68,150
Repayments of shareholder loans	(16,577)	(54,236)
Net cash provided by financing activities	2,280,923	450,814

Effect of foreign exchange rate changes on cash	(23,198)	25,399

Net increase in cash	1,872,556	141,644
Cash, beginning of period	156,337	30,576
Cash, end of period	2,028,893	172,220

Supplementary disclosure
Cash paid for interest	7,228	13,015
Shareholder loans extinguished with common stock	—	270,000

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Six months ended February 28, 2007	Unaudited

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ended August 31, 2007.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Six months ended February 28, 2007	Unaudited

3. GOING CONCERN UNCERTAINTY (cont’d.)

During the most recently completed quarter, the Company was successful in raising over $2 million in net cash proceeds in an equity private placement. Additionally, the Company is aggressively implementing its business plan of transitioning new and existing customers (“record labels”) to transactional based contracts through the full commercial deployment of its “Play MPE”™ system. Until the end of the current quarter, the Company had been receiving a nominal fixed access fee to utilize the “Play MPE”™ system. In most cases, the major record labels were sending songs to trusted recipients through our digital system in addition to physical delivery of a CD. Usage has grown such that the various record labels are able to send the song digitally only and, subsequent to the current period, the Company has begun to charge for the service on a transaction fee basis. The Company is pursuing similar transaction fee based agreements with other large record labels and developing an “Indie Uploader” system for smaller labels. Through the end of the current quarter, the Company continued to utilize cash in operations ($373,180 for the six months ending February 28, 2007). However, management expects revenues, and cashflows, to increase significantly during the second half of the year. Management believes that current cash resources will be sufficient through fiscal 2008 irrespective of significant revenue growth associated with the “Play MPE”™ system.

There are no assurances that the Company will be successful in achieving these goals. In view of these conditions, the ability of the Company to continue as a going concern is not certain. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

4. SHAREHOLDER LOANS PAYABLE

	February 28,	August 31,
	2007	2006
	$	$

Loans payable, due to shareholders, unsecured,
due on demand, non-interest bearing	—	17,142

On September 5, 2006, the $17,142 non-interest bearing shareholder loan was repaid.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Six months ended February 28, 2007	Unaudited

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

6. SHARE CAPITAL

[a] Issued and Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the six months ended February 28, 2007, the Company completed a private placement which consisted of the issuance of 5,400,000 units at $0.40 for net cash proceeds of $2,150,000. Each unit consists of one common share and one warrant exercisable into one common share at $0.50 expiring February 28, 2012. In connection with the private placement, the Company incurred $176,051 of financing and share issue costs (of which $166,051 is included in accounts payable at the end of the quarter) and issued as compensation an additional 20,000 common shares, 361,000 warrants exercisable into common shares at $0.40 expiring February 28, 2012, and 400,000 warrants exercisable into common shares at $0.50 expiring February 28, 2012.

Also, 467,778 stock options were exercised during the six months ended February 28, 2007 for cash proceeds of $147,500.

[b] Stock option plans

The Company had previously reserved a total of 8,850,000 common shares for issuance under its existing stock option plans, of which, 1,155,597 remain available for future option issuance. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Six months ended February 28, 2007	Unaudited

6. SHARE CAPITAL (cont’d.)

Stock-based Payment Award Activity

A summary of option activity under the Plans as of February 28, 2007, and changes during the six-month period ended is presented below:

			Weighted
			Average	Average
		Weighted	Remaining	Intrinsic Value
		Average	Contractual	$
Options	Shares	Exercise Price	Term
Outstanding at August 31, 2006	2,129,000	0.39
Granted	2,642,778	0.46
Exercised	(467,778)	(0.32)
Outstanding at February 28, 2007	4,304,000	0.43	3.97	638,100
Vested or expected to vest at
February 28, 2007	4,304,000	0.43	3.97	638,100
Exercisable at February 28, 2007	3,689,417	0.42	3.82	582,307

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at February 28, 2007.

Impact of Adoption of FAS 123(R)

At February 28, 2007, the Company has two stock-based employee compensation plans. Prior to September 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the six month period ended February 28, 2006, as all options granted under the plan had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. Effective September 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the six-month period ended February 28, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payment granted, modified or cancelled, subsequent to September 1, 2006. Results for prior periods have not been restated.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Six months ended February 28, 2007	Unaudited

6. SHARE CAPITAL (cont’d.)

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the six-month period ended February 28, 2007 has considerations for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behavior as well as trends of actual option forfeitures.

As a result of adopting Statement 123(R) on September 1, 2006, the Company’s net loss for the six-month period ended February 28, 2007, is $246,051 lower than if it had continued to account for stock-based compensation under Opinion 25.

Total stock-based compensation for the six-month period ended February 28, 2007 includes stock-based compensation expense related to employees of $246,051 and stock-based-compensation expense related to consultants of $255,231 reported in the statement of operations as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28
	2007	2006	2007	2006
	$	$	$	$
Stock-based compensation:
General and administrative	72,621	9,335	77,194	11,751
Sales and marketing	164,209	6,956	292,570	8,836
Research and development	126,887	6,634	131,518	8,681
Total stock-based compensation	363,717	22,925	501,282	29,268

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Six months ended February 28, 2007	Unaudited

6. SHARE CAPITAL (cont’d.)

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended		Six Months Ended
	February 28,		February 28
	2007	2006	2007	2006
Expected term of stock options (years)	2.5-5.0	2.42	2.5-5.0	2.42
Expected volatility	85%-94%	97%	85%-94%	97%
Risk-free interest rate	4.4%-5.0%	5.5%	3.9%-5.0%	5.5%
Dividend yields	—	—	—	—

The weighted-average grant-date fair value of options granted during the six-month period ended February 28, 2007 and 2006 was $0.19 and $0.11, respectively.

Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the options is based on US treasury bill rates in effect at the time of grant.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Six months ended February 28, 2007	Unaudited

6. SHARE CAPITAL (cont’d.)

Pro forma Information for Periods Prior to the Adoption of FAS 123(R)

Prior to the adoption of FAS No. 123(R), the Company provided the disclosures required under FAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.” Employee stock-based compensation expense recognized under FAS 123(R) was not reflected in the results of operations for the three and six months period ended February 28, 2006 for employee stock option awards as all options were granted with an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated. The pro forma information for the three and six months February 28, 2006 is as follows:

	Three Months Ended	Six Months Ended
	February 28, 2006	February 28, 2006
	$	$

Net loss as reported	(170,962)	(268,088)
Add: Stock-based employee compensation
expense included in reported net loss	—	—
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(5,628)	(11,256)
Pro forma net loss	(176,590)	(279,344)
Loss per share
Basic and diluted – as reported	(0.01)	(0.01)
Basic and diluted – pro forma	(0.01)	(0.01)

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Six months ended February 28, 2007	Unaudited

6. SHARE CAPITAL (cont’d.)

[c] Warrants

As at February 28, 2007, the Company has the following common stock warrants outstanding:

	Number of Common	Exercise Price
	Shares Issuable	$	Date of Expiry

$0.22 Warrants	950,000	0.22	August 25, 2011
$0.25 Warrants	1,500,000	0.25	August 20, 2007
$0.25 Warrants	250,000	0.25	August 28, 2007
$0.30 Warrants	250,000	0.30	February 28, 2008
$0.40 Warrants	361,000	0.40	February 28, 2012
$0.50 Warrants	5,800,000	0.50	February 28, 2012
	9,111,000

The $0.25 and $0.30 share purchase warrants have a forced conversion feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than $0.50 for a period of 30 consecutive days. 5,400,000 of the $0.50 warrants have a forced conversion feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than $1.25 if certain conditions are met.

The $0.40 and $0.50 share purchase warrants were issued in connection with the private placement transaction described in Note 6[a].

On March 27, 2007, subsequent to the end of the current quarter and therefore not included in the cash balance, all 1,750,000 $0.25 warrants were exercised for gross proceeds of $437,500.

On September 11, 2006, the Company entered into an agreement with Bryant Park Capital to act as an exclusive financial advisor to provide strategic assistance and maximize shareholder value. As part of the agreement, the Company has issued 950,000 warrants with a strike price of $0.22. In addition, the Company is obligated to issue, if the agreement is not cancelled by the Company, at its sole discretion, a monthly consulting fee of $7,500 or 75,000 warrants with a strike price of $0.22 for each month beginning March 1, 2007 and ending August 1, 2007. This agreement has been expanded to include additional services and obligations as outlined in Note 10[c].

The fair value of 950,000 warrants, which vested during the six months ending February 28, 2007, was measured using the Black-Scholes option-pricing model and amounted to $179,285. This amount was expensed to sales and marketing in the statement of operations.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Six months ended February 28, 2007	Unaudited

7. COMMITMENTS AND CONTINGENCIES

[a]

On July 25, 2005 the Company was issued a letter on behalf of Musicrypt Inc. (“Musicrypt”) indicating a possible infringement of a biometric security system patent in Canada. The Company has denied any patent infringement and believes the allegations are without merit. On March 7, 2006 the Company filed a statement of claim in the Federal Court of Canada against Musicrypt to assert that the Company’s technology does not infringe on the stated patent owned by Musicrypt and to further declare that Musicrypt’s patent is invalid. On June 7, 2006, the Company’s counsel received a statement of defense and counterclaim from Musicrypt, requesting specified damages or audited Canadian profits from the Play MPE system if it is offered in Canada.

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

[b]

The total accounts payable of $306,538 includes approximately $53,956 of amounts the company has disputed. Management plans to resolve these disputed balances in the current year; however the outcome of these negotiations is not determinable. Also included in the accounts payable balance is $144,400 due in respect of financing fees for the private placement described in Note 6 [a] above.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Six months ended February 28, 2007	Unaudited

8. SEGMENTED INFORMATION AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by location of customer, is as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28
	2007	2006	2007	2006
	$	$	$	$

United States	148,043	164,131	298,791	313,385
Canada	22,317	30,339	27,006	50,361
Other	2,057	30,275	14,201	43,025
Total revenue	172,417	224,745	339,998	406,771

During the six months ended February 28, 2007, one customer represented 23% of the total revenue balance [February 28, 2006 – two customers represented 28% of the total revenue balance].

As at February 28, 2007, two customers represented 42% of the trade receivables balance [February 28, 2006– two customers represented 37%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Six months ended February 28, 2007	Unaudited

9. RECENT ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 48 – Accounting for Uncertainty in Income Taxes

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Six months ended February 28, 2007	Unaudited

9. RECENT ACCOUNTING PRONOUNCEMENTS (cont’d.)

SAB 108 – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosure. SAB 108 will be effective for the fiscal year ending August 31, 2007. The Company adopted SAB 108 effective September 1, 2006 and the adoption does not have a material impact on the Company’s financial statements.

10. SUBSEQUENT EVENTS

[a]

On March 1, 2007, the Company rebranded its Promo Only MPE music preview service as “Play MPE”™ and hired nine staff to market and support the system directly. Concurrently, the Company entered into the first full transactional fee based distribution contract with Universal Music Group.

[b]	On March 27, 2007, all 1,750,000 $0.25 warrants, as outlined in Note 6(d) above, were exercised for proceeds of $437,500. These funds are not included in the cash balance at February 28, 2007.

[c]

On April 10, 2007, the Company modified and expanded its agreement with Bryant Park Capital to include additional services not previously contemplated in the original agreement. As compensation, the company will pay Bryant Park Capital $7,500 per month to the end of August 2007 and issue an additional 500,000 warrants exercisable into common shares at a price of $0.70. The warrants vest monthly over the six months following the agreement.

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

We launched a major upgrade of Clipstream™ (Clipstream 3) in February.

B) Radio Destiny

Radio Destiny allows consumers to start their own internet based radio station from their PC. Content is automatically aggregated on our site: http://www.stationdirectory.com

We are developing a social network based around real time audio and video broadcasting which we expect to launch in spring 2007.

2. Secure Media Distribution

A) Play MPE™ System

In October 2004, we launched a complete solution for assisting record labels in securely moving content to trusted third parties, including radio stations on a pilot basis. As of February 2007, we have delivered over 34,000 songs, representing over 36 million transactions. We are transitioning various record labels from a low fixed monthly cost to full transactional fee based contracts. Effective March 1, 2007, we have agreed to a transactional fee based contract with Universal Music Group.

The system recognizes authorized computers and content is received in an encrypted secure form. If the content owner allows export, the system embeds a tracking signature or watermark into the music that identifies that user. The watermark survives compression and duplication to analog devices.

The system consists of servers at two hosting facilities, encoding tools, list management tools, a Mac and PC player application and custom database applications. To utilize the system the following steps occur:

i)	A record label initiates a “send” with the encoder tool of the MPE™ system,
ii)	Optional email alert can be sent to the recipient(s),
iii)	The song will become available on the recipient’s desktop, and
iv)	The system automatically generates an invoice in accordance with the relevant agreement.

B) PODDS.CA

We have developed our own “iTunes” style online store application and accompanying server and encoder software. Users can securely purchase digital music directly from a player application which they download to their computer. We expect to license this software to third parties that want to offer digital audio content for sale.

We have licensed catalogue music from all four major record labels that we are selling to commercial users and digital jukeboxes using our download service.

These technologies rely on proprietary algorithms, compression and watermarking technologies that were developed internally.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007

Revenue

Our revenues decreased to $339,998 for the six months ended February 28, 2007 from $406,771 for the six months ended February 28, 2006, representing a decrease of $66,773 or 16.4% . The decrease in revenue over the period is due to a decline of approximately 33% in our Clipstream™ suite of products. Clipstream 3 (www.clipstream.com), which embraces several improvements over earlier versions, was launched late in the quarter on February 22, 2007, thus sales of Clipstream 3 did not significantly impact the current quarter.

The decline in revenue is offset by growth in our MPE™ associated revenue. MPE™, which is marketed as Play MPE™ (www.plaympe.com), and through our online distribution system (www.podds.ca), continues to increase.

We experienced a growth of 76% in MPE™ system access fees for the six month period ending February 28, 2007 over the same period in the prior year. Until the end of this quarter, system access fees were derived almost entirely from fixed monthly fee contracts, and thus, the growth in revenue to February 28, 2007 from Play MPE™ system access fees is derived from signing new labels to agreements and new sources of revenue associated with jukebox distribution. It is anticipated that the record label contracts will be revised or replaced with transactional fee based contracts over the coming months.

Effective March 1, 2007, we expanded our agreement with Universal Music Group to include fees based on “sends”. A “send” is a song, bundle of songs, album, box set, video or bundle of videos, sent to a particular recipient. At February 28, 2007, we have delivered over 34,000 songs in more than 36,000,000 transactions. We refer to a “transaction” as one song sent to one recipient. For revenue purposes, fees will be based on “sends” as defined in their respective agreements, and could include a single transaction or group of transactions. The revenue associated with each “send” will be on a sliding scale depending on the size of the particular send.

Though we continue to develop and add functionality to the MPE™ system, revenue associated with development of the system was reduced to nil for the period ending February 28, 2007 as there were no custom development fees during the period. The reduction from development fees partially offsets the increase in system access fees for an over all growth in MPE™ fees of 23%.

Pirate Radio ™ sales represent 5% of our total revenue for the six months ending February 28, 2007.

Operating Expenses

General and administrative	February 28	February 28	$	%
	2007	2006	Change	Change
	(6 months)	(6 months)

Wages and benefits	175,956	92,190	83,766	90.9%
Rent	15,125	14,815	310	2.1%
Telecommunications	6,697	9,415	(2,718)	(28.9%	)
Bad debt	(6,189)	720	(6,909)	959.6%
Office and miscellaneous	1,324	68,874	(67,550)	(98.1%	)
Professional fees	72,766	76,631	(3,865)	(5.0%	)

	265,679	262,645	3,034	1.2%

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures. General and administrative costs increased to $265,679 for the six months ended February 28, 2007 from $262,645 for the six months ended February 28, 2006, an increase of $3,034 or approximately 1%. Included in the current period, is $77,194 of non-cash stock compensation expense which is included in wages and benefits.

Partially offsetting this non-cash expense were foreign exchange gains, a reduction in telecommunication expense, and a recovery of bad debts which were previously included in the allowance for doubtful accounts. The reduction in telecommunication expense is the result of favorable contracts negotiated by management, and is realized in spite of a 62% increase in bandwidth usage. The increased bandwidth usage is due to the growing popularity of the Play MPE™ system.

Sales and marketing	February 28	February 28	$	%
	2007	2006	Change	Change
	(6 months)	(6 months)

Wages and benefits	192,861	124,493	68,368	54.9%
Rent	15,125	14,815	310	2.1%
Telecommunications	6,697	9,415	(2,718)	(28.9%	)
Meals and entertainment	2,504	-	2,504	-
Travel	5,333	3,220	2,113	65.6%
Advertising and marketing	295,379	45,551	249,828	548.5%

	517,899	197,494	320,405	162.2%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. Sales and marketing costs were $517,899 for the six months ended February 28, 2007 compared to $197,494 for the six months ended February 28, 2006, representing an increase of $320,405 or approximately 162%. This increase is due primarily to non-cash stock compensation to employees ($77,194 included in wages and benefits) and Bryant Park Capital ($215,376 included in advertising and marketing). Total non-cash stock compensation expense for the period is $292,570.

Other increases are due to increased commission fees paid on marketing fees associated with promotion of the Play MPE™ system.

Research and development	February 28	February 28	$	%
	2007	2006	Change	Change
	(6 months)	(6 months)

Wages and benefits	307,923	153,651	154,272	100.4%
Rent	26,468	24,691	1,777	7.2%
Telecommunications	11,720	15,691	(3,971)	(25.3%	)
Repairs and maintenance	1,091	-	1,091	-

	347,202	194,033	153,169	78.9%

Research and development costs consist primarily of salaries and related personnel costs including overhead, and consulting fees with respect to product development and deployment. Research and development costs increased to $347,202 for the six months ended February 28, 2007 from $194,033 for the six months ended February 28, 2006, representing an increase of $153,169 or approximately 79%.

The increase is primarily due to non-cash stock compensation expense, included in wages and benefits of $131,516 (or 43% of wages and benefits).

Amortization

Amortization expense arose from fixed assets and other assets. Amortization increased to $27,061 for the six months ended February 28, 2007 from $25,672 for the six months ended February 28, 2006, a increase of $1,389 or 5.4% .

Other earnings and expenses

Interest expense decreased to $7,228 for the six months ended February 28, 2007 from $13,015 for a decrease of $5,787.

Losses

Our loss from operations increased to $817,843 for the six months ended February 28, 2007 from $273,073 for the six months ended February 28, 2006, representing an increase of $544,770. The increase in the loss from operations was due primarily to stock-based compensation expense which was $501,282 for the six months ended February 28, 2007 ($29,286 for the same period ending February 28, 2006). Our net loss increased to $825,071 for the six months ended February 28, 2007 from $286,088 for the six months ended February 28, 2006, representing an increase of $538,983.

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

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $2,028,893 as at February 28, 2007 compared to cash of $156,337 as at August 31, 2006. We had a working capital surplus of $1,733,306 as at February 28, 2007 compared to a working capital deficiency of $59,429 as at August 31, 2006

Working Capital Surplus

The increase in our working capital surplus is attributed to a significant increase to cash. We have raised $2,160,000 through private placement which led to a significant increase in our cash.

Our accounts payable and accrued liabilities increased to $391,780 as at February 28, 2007 from $328,773 at August 31, 2006, representing a increase of $63,007 or 19%. Included in our accounts payable balance as at February 28, 2007 is $53,956 of disputed payables. We are currently considering all options available to extinguish these liabilities.

Our shareholder loans payable of $17,142 as at August 31, 2006 was repaid in full during the quarter1.

Our current deferred revenues decreased to $5,053 as at February 28, 2007 from $10,469 as at August 31, 2006, representing a total decrease of $5,416 or 52%.

CASHFLOWS

Operating

Net cash used in operating activities increased to $373,180 for the six months ending February 28, 2007, compared to $334,569 for the six months ended February 28, 2006.

Investing

Net cash used in investing activities increased to $11,989 for purchasing equipment during the quarter ended February 28, 2007, as compared with $0 investing activities for the six months ended February 28, 2006.

Financing

Net cash provided from financing activities increased to $2,280,923 during the period ended February 28, 2007, as compared to $450,814 over the same period in the prior year.

During the six months ended February 28, 2007, the Company completed a private placement which consisted of the issuance of 5,400,000 common shares for net cash proceeds of $2,150,000. The private placement included a finders fee of $144,400 which was included in accounts payable, 20,000 common shares, 361,000 warrants exercisable into common shares at $0.40 expiring February 28, 2012, and 400,000 warrants exercisable into common shares at $0.50 expiring February 28, 2012 and related legal fee of $31,652 of which $21,652 was included in accounts payable at the end of the quarter . The private placement also included the issuance of 5,400,000 warrants exercisable into common shares at $0.50 expiring February 28, 2012. Also, 467,778 stock options were exercised for cash proceeds of $147,500.

Going Concern

We have incurred recurring losses from operations which have been primarily financed by equity transactions. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern. Management expects revenues to grow and become cash flow positive in the short term.

During the most recently completed quarter, the Company was successful in raising over $2 million in net cash proceeds in an equity private placement. Additionally, the Company is aggressively implementing its business plan of transitioning new and existing customers (“record labels”) to transactional based contracts through the full commercial deployment of its “Play MPE”™ system. Until the end of the current quarter, the Company had been receiving a nominal fixed access fee to utilize the “Play MPE”™ system. In most cases, the major record labels were sending songs to trusted recipients through our digital system in addition to physical delivery of a CD. Usage has grown such that the various record labels are able to send the song digitally only and, subsequent to the current period, the Company has begun to charge for the service on a transaction fee basis. The Company is pursuing similar transaction fee based agreements with other large record labels and developing an “Indie Uploader” system for smaller labels. Through the end of the current quarter, the Company continued to utilize cash in operations ($373,180 for the six months ending February 28, 2007). However, management expects revenues, and cashflows, to increase significantly during the second half of the year. Management believes that current cash resources will be sufficient through fiscal 2008 irrespective of significant revenue growth associated with the “Play MPE”™ system.

There are no assurances that the Company will be successful in achieving these goals. In view of these conditions, the ability of the Company to continue as a going concern is not certain. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

  During the first and the second quarter of fiscal year ending August 31, 2007, we implemented the following new critical accounting policy related to our stock-based compensation. Beginning September 1, 2006 we began accounting for stock options under the provisions of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” FAS 123(R)), which requires the recognition of the fair value of the stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the rewards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. Our computation of expected volatility is based on historical implied volatility. In addition, we consider many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

9. RECENT ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 48 – Accounting for Uncertainty in Income Taxes

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at February 28, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Steven Vestergaard. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None

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

DESTINY MEDIA TECHNOLOGIES INC.

Dated: April 16, 2007	./s/ Steven Vestergaard
Steven Vestergaard, Chief Executive Officer
and Chief Financial Officer