Form 10QSB
period 2007-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2007-07-16
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended May 31, 2007

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

Yes [ x ] No [   ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,928,001 Shares of $0.001 par value common stock outstanding as of May 31, 2007.

Transitional small business disclosure format (check one):

Yes [   ] No [ x ]

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Interim Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Three and Nine months ended May 31, 2007

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
[See Note 3 - Going Concern Uncertainty]
Unaudited

As at

	May 31,	August 31,
	2007	2006
	$	$

ASSETS
Current
Cash	1,965,660	156,337
Accounts and other receivables, net of allowance for
doubtful accounts of $4,136 [August 31, 2006 - $8,615] [note 8]	212,426	130,537
Inventory	—	1,059
Prepaid expenses	37,517	9,022
Total current assets	2,215,603	296,955
Software development costs, net of accumulated
amortization of $84,865 [August 31, 2006 - $61,859]	7,923	30,929
Property and equipment, net of accumulated
amortization of $287,599 [August 31, 2006 - $256,958]	90,134	60,973
Total assets	2,313,660	388,857

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current
Accounts payable	226,857	180,308
Accrued liabilities	73,459	148,465
Shareholder loans payable [note 4]	—	17,142
Deferred revenue	19,990	10,469
Total current liabilities	320,306	356,384
Deferred leasehold inducements, net of accumulated
amortization of $71,995 [August 31, 2006 - $46,730]	8,703	33,968
Obligation for share settlement [note 5]	100,000	100,000
Total liabilities	429,009	490,352

Commitments and contingencies [note 7]
Stockholders’ equity (deficiency) [note 6]
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 49,928,001 shares
[August 31, 2006 – 41,936,223 shares]	49,930	41,938
Issued and held for settlement: 133,333 shares
Additional paid-capital	8,365,105	5,089,760
Deficit	(6,557,344)	(5,121,293)
Accumulated other comprehensive loss	26,960	(111,900)
Total stockholders’ equity (deficiency)	1,884,651	(101,495)
Total liabilities and stockholders’ equity (deficiency)	2,313,660	388,857

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2007	2006	2007	2006
	$	$	$	$

Revenue [note 8]	259,208	278,520	599,206	685,291

Operating expenses [note 6(b)]
General and administrative	223,977	122,692	489,656	385,337
Sales and marketing	372,168	132,996	890,067	330,490
Research and development	272,904	89,649	620,106	283,682
Amortization	16,530	14,212	43,591	39,884
	885,579	359,549	2,043,420	1,039,393
Loss from operations	(626,371)	(81,029)	(1,444,214)	(354,102)
Other earnings (expenses)
Gain on settlement
of accounts payable	—	56,965	—	56,965
Interest Income	18,525	—	18,525	—
Interest and other expense	(3,134)	(4,373)	(10,362)	(17,388)
Net loss	(610,980)	(28,437)	(1,436,051)	(314,525)

Net loss per common share, basic and diluted (0.01)		(0.01)	(0.03)	(0.01)

Weighted average common shares
outstanding, basic and diluted	48,765,881	40,753,712	44,356,271	38,402,761

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF STOCK HOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated
			Additional		Other	Total
	Common stock		Paid-in		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
	#	$	$	$	$	$
Balance, August 31, 2006	41,936,223	41,938	5,089,760	(5,121,293)	(111,900)	(101,495)
Net loss	—	—	—	(1,436,051)	—	(1,436,051)
Foreign currency translation gain	—	—	—	—	138,860	138,860
Comprehensive loss						(1,297,191)
Common stock issued on options exercised	596,778	597	185,403	—	—	186,000
Common stock issued on warrants exercised	1,975,000	1,975	503,025	—	—	505,000
Common stock issued	5,420,000	5,420	1,949,521	—	—	1,954,941
Stock based compensation	—	—	637,396	—	—	637,396
Balance, May 31, 2007	49,928,001	49,930	8,365,105	(6,557,344)	26,960	1,884,651

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2007	2006
	$	$

OPERATING ACTIVITIES
Net loss	(1,436,051)	(314,525)
Items not involving cash:
Amortization	43,591	39,884
Amortization of deferred lease benefit	(24,779)	(20,728)
Stock-based compensation	637,396	32,892
Common stock issued for services rendered	—	24,000
Changes in non-cash working capital:
Accounts and other receivables	(72,942)	(94,217)
Inventory	1,028	1,007
Prepaid expenses	(26,498)	(6,245)
Accounts payable and accrued liabilities	(52,161)	(98,242)
Deferred revenue	8,625	(4,553)
Net cash used in operating activities	(921,791)	(440,727)

INVESTING ACTIVITIES
Purchase of equipment	(46,448)	(14,736)
Net cash used in investing activities	(46,448)	(14,736)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,970,815	350,000
Proceeds from exercise of stock options	186,000	167,550
Proceeds from exercise of warrants	505,000	—
Repayments of shareholder loans	(16,632)	(76,696)
Net cash provided by financing activities	2,645,183	440,854

Effect of foreign exchange rate changes on cash	132,379	26,304

Net increase in cash	1,809,323	11,695
Cash, beginning of period	156,337	30,576
Cash, end of period	1,965,660	42,271

Supplementary disclosure
Cash paid for interest	10,362	5,211
Shareholder loans extinguished with common stock	—	270,000
Accounts payable extinguished with common stock		30,000

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Nine months ended May 31, 2007	Unaudited

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ended August 31, 2007.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Nine months ended May 31, 2007	Unaudited

3. GOING CONCERN UNCERTAINTY (cont’d.)

During the most recently completed quarter, the Company was successful in raising $2 million in net cash proceeds in an equity private placement. Additionally, the Company is aggressively implementing its business plan of transitioning new and existing customers (“record labels”) to transactional based contracts through the full commercial deployment of its “Play MPE”™ system. Until the end of the quarter ending February 28, 2007, the Company had been receiving a transaction fee based access fee to utilize the “Play MPE”™ system. In most cases, the major record labels were sending songs to trusted recipients through our digital system in addition to physical delivery of a CD. Usage has grown such that the various record labels are able to send the song digitally only and, subsequent to the current period, the Company has begun to charge for the service on a transaction fee basis. The Company is pursuing similar transaction fee based agreements with other large record labels and developing an “Indie Uploader” system for smaller labels. Through the end of the current quarter, the Company continued to utilize cash in operations ($905,917 for the nine months ending May 31, 2007). However, management expects revenues, and cashflows, to increase significantly during the last quarter and into fiscal 2008. Management believes that current cash resources will be sufficient through fiscal 2008 irrespective of significant revenue growth associated with the “Play MPE”™ system.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Nine months ended May 31, 2007	Unaudited

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

During the nine months ended May 31, 2007, the Company completed a private placement which consisted of the issuance of 5,400,000 units at $0.40 for net cash proceeds of $1,970,815. Each unit consists of one common share and one warrant exercisable into one common share at $0.50 expiring February 28, 2012. In connection with the private placement, the Company incurred $205,059 of financing and share issue costs (of which $15,874 is included in accounts payable at the end of the quarter) and issued as compensation an additional 20,000 common shares, 361,000 warrants exercisable into common shares at $0.40 expiring February 28, 2012, and 400,000 warrants exercisable into common shares at $0.50 expiring February 28, 2012.

Also, 596,778 stock options were exercised during the nine months ended May 31, 2007 for cash proceeds of $186,000.

[b] Stock option plans

The Company had previously reserved a total of 8,850,000 common shares for issuance under its existing stock option plans, of which, 1,035,597 remain available for future option issuance. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Nine months ended May 31, 2007	Unaudited

6. SHARE CAPITAL (cont’d.)

Stock-based Payment Award Activity

A summary of option activity under the Plans as of May 31, 2007, and changes during the nine-month period ended is presented below:

			Weighted
			Average	Average
		Weighted	Remaining	Intrinsic Value
		Average	Contractual	$
Options	Shares	Exercise Price	Term
Outstanding at August 31, 2006	2,129,000	0.39
Granted	2,912,778	0.51
Exercised	(596,778)	(0.31)
Expired	(150,000)	0.25
Outstanding at May 31, 2007	4,295,000	0.42	3.89	282,500
Vested or expected to vest at May 31, 2007	4,295,000	0.42	3.89	282,500
Exercisable at May 31, 2007	3,591,667	0.44	3.81	282,500

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at May 31, 2007.

Impact of Adoption of FAS 123(R)

At May 31, 2007, the Company has two stock-based employee compensation plans. Prior to September 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the nine months period ended May 31, 2006, as all options granted under the plan had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. Effective September 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the nine-month period ended May 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payment granted, modified or cancelled, subsequent to September 1, 2006. Results for prior periods have not been restated.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Nine months ended May 31, 2007	Unaudited

6. SHARE CAPITAL (cont’d.)

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the nine-month period ended May 31, 2007 has considerations for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behavior as well as trends of actual option forfeitures.

As a result of adopting Statement 123(R) on September 1, 2006, the Company’s net loss for the nine-month period ended May 31, 2007, is $275,789 higher than if it had continued to account for stock-based compensation under Opinion 25.

Total stock-based compensation for the nine-month period ended May 31, 2007 includes stock-based compensation expense related to employees of $275,789 and stock-based-compensation expense related to consultants of $361,607 reported in the statement of operations as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31
	2007	2006	2007	2006
	$	$	$	$
Stock-based compensation:
General and administrative	8,733	930	85,927	12,681
Sales and marketing	116,740	2,040	409,310	10,876
Research and development	10,641	654	142,159	9,335
Total stock-based compensation	136,114	3,624	637,396	32,892

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Nine months ended May 31, 2007	Unaudited

6. SHARE CAPITAL (cont’d.)

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
Expected term of stock options (years)	2.5-5.0	—	2.5-5.0	2.42
Expected volatility	85%-91%	—	85%-94%	97%
Risk-free interest rate	4.5%-4.67%	—	3.9%-5.0%	5.5%
Dividend yields	—	—	—	—

The weighted-average grant-date fair value of options granted during the nine-month period ended May 31, 2007 and 2006 was $0.22 and $0.11, respectively.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Nine months ended May 31, 2007	Unaudited

6. SHARE CAPITAL (cont’d.)

Pro forma Information for Periods Prior to the Adoption of FAS 123(R)

Prior to the adoption of FAS No. 123(R), the Company provided the disclosures required under FAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosures.” Employee stock-based compensation expense recognized under FAS 123(R) was not reflected in the results of operations for the three and nine months period ended May 31, 2006 for employee stock option awards as all options were granted with an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated. The pro forma information for the three and nine months May 31, 2006 is as follows:

	Three Months Ended	Nine Months Ended
	May 31, 2006	May 31, 2006
	$	$

Net loss as reported	(28,437)	(314,525)
Add: Stock-based employee compensation
expense included in reported net loss	—	—
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards	(5,628)	(16,884)
Pro forma net loss	(34,065)	(331,409)
Loss per share
Basic and diluted – as reported	(0.01)	(0.01)
Basic and diluted – pro forma	(0.01)	(0.01)

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Nine months ended May 31, 2007	Unaudited

6. SHARE CAPITAL (cont’d.)

[c] Warrants

As at May 31, 2007, the Company has the following common stock warrants outstanding:

	Number of Common	Exercise Price
	Shares Issuable	$	Date of Expiry

$0.22 Warrants	950,000	0.22	August 25, 2011
$0.40 Warrants	361,000	0.40	February 28, 2012
$0.50 Warrants	5,800,000	0.50	February 28, 2012
$0.70 Warrants	500,000	0.70	April 9, 2012
	7,611,000

5,400,000 of the $0.50 warrants have a forced conversion feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than $1.25 if certain conditions are met.

During this quarter, 1,750,000 $0.25 warrants were exercised for gross proceeds of $437,500. 225,000 $0.30 warrants were exercised for gross proceeds of $67,500. Another 25,000 $0.30 warrants expired.

The $0.40 and $0.50 share purchase warrants were issued in connection with the private placement transaction described in Note 6[a].

On September 11, 2006, the Company entered into an agreement with Bryant Park Capital to act as an exclusive financial advisor to provide strategic assistance and maximize shareholder value. As part of the agreement, the Company has issued 950,000 warrants with a strike price of $0.22. On April 9, 2007, the Company modified and expanded its agreement with Bryant Park Capital to include additional services not previously contemplated in the original agreement. As compensation, the company will pay Bryant Park Capital $7,500 per month to the end of August 2007 and issue an additional 500,000 warrants exercisable into common shares at a price of $0.70. The warrants vest monthly over the six months following the signing of the agreement.

The fair value of 950,000 $0.22 warrants and 166,667 $0.70 warrants, which vested during the nine months ending May 31, 2007, was measured using the Black-Scholes option-pricing model and amounted to $285,661. This amount was expensed to sales and marketing in the statement of operations.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Nine months ended May 31, 2007	Unaudited

7. COMMITMENTS AND CONTINGENCIES

On March 7, 2006 the Company filed a statement of claim in the Federal Court of Canada against Musicrypt Inc. (the “defendant”) to assert that the Company’s technology does not infringe on the stated patent owned by the defendant and to further declare that defendant’s patent is invalid. This statement of claim was initiated by the Company as a result of the defendant’s statements to the contrary. On June 7, 2006, the Company’s counsel received a statement of defense and counterclaim from the defendant, requesting specified damages or audited Canadian profits from the Play MPE system if it is offered in Canada.

On January 11, 2007 the Federal Court of Canada issued a bifurcation order of the issues included in the action. Accordingly, only the issues of infringement and validity of the patent raised in the claim will be addressed in the current proceeding. The remaining issues including the counterclaim for specified damages will be subject of a separate determination to be conducted after the trial if it then appears that such issues need to be decided.

On May 3, 2007 the Company filed a statement of claim for damages against the defendant, John Heaven and Clifford Hunt (collectively the “defendants”) in the amount of $25,000,000 caused by the defendants making statements constituting defamation and injurious falsehood, making false or misleading statements tending to discredit the business, making false or misleading representations contrary to the Competition Act, and unlawful interference with the Company’s economic relations. The statement further requests an injunction from continuing the actions instigating the statement of claim.

On June 7, 2007 the defendant filed a statement of defense, denying the allegations set out in the statement of claim dated May 3, 2007, and counterclaim against the Company and our CEO, Steve Vestergaard, also in the amount of $25,000,000, for making statements constituting defamation and injurious falsehood, making false or misleading statements tending to discredit the business, making false or misleading representations contrary to the Competition Act, and unlawful interference with the defendant’s economic relations. The Company further requests an injunction from continuing the defamatory actions.

No amount has been recognized as a receivable for damages as outlined in the statement of claim. The amount of damages awarded, if any, in relation to either counterclaim cannot be reasonably estimated and no amount has been recognized. Management does not believe that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Nine months ended May 31, 2007	Unaudited

8. SEGMENTED INFORMATION AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers is delineated by the location of the customer and by the recipient of the digital content. For example, a record label based in the United States sending music content outside the US will be listed as US revenue. Thus, our revenue by location of customer, is as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2007	2006	2007	2006
	$	$	$	$

United States	247,205	203,430	545,996	500,518
Canada	9,890	18,677	36,896	45,954
Other	2,113	56,413	16,314	138,819
Total revenue	259,208	278,520	599,206	685,291

During the nine months ended May 31, 2007, two customers represented 35% of the total revenue balance [May 31, 2006 – one customer represented 25% of the total revenue balance].

As at May 31, 2007, one customer represented 71% of the trade receivables balance [May 31, 2006– three customers represented 58%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Nine months ended May 31, 2007	Unaudited

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Nine months ended May 31, 2007	Unaudited

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

B) PODDS.CA

We have developed our own “iTunes” style online store application and accompanying server and encoder software. We have also licensed the iPod AAC format patent. Users can securely purchase digital music directly from a player application which they download to their computer. We expect to license this software to third parties that want to offer digital audio content for sale via private labelled online music stores.

We have licensed catalogue music from all four major record labels that we are selling to commercial users and digital jukeboxes using our download service.

These technologies rely on proprietary algorithms, compression and watermarking technologies that were developed internally.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2007

Revenue

Overall, our third quarter revenues exceeded management projections and grew by 50% over the previous quarter to approximately $259,000 from approximately $172,000.

This revenue growth was due an increase in our total MPE™ revenue to 250% of our second quarter results. While still at modest levels, this impressive growth led to a total third quarter revenue that was 17% in excess of the combined first and second quarter MPE™ revenue.

This acceleration in revenue is fueled primarily by the success of our Play MPE™ system, and is the direct result of the progress we have made in becoming an industry standard across geographic locations and across formats. During the quarter we have begun to transition the record labels to transaction based pricing models and this increase is the result of the initiation of this process. Overall, our MPE™ revenue grew from approximately $65,000 in the second quarter to approximately $165,000 for the current quarter representing a growth of 150%.

Our revenue model is based on invoicing on a price per “send“. At May 31, 2007, we have delivered approximately 49,000 individual songs in almost 49,000,000 transactions. We refer to a “transaction” as one song which is made available to one recipient. For revenue purposes, fees are based on “sends” as defined in their respective agreements, and could include a single transaction or group of transactions. A “send” is a song, bundle of songs, album, box set, or video, sent to a particular recipient. The revenue associated with each “send” will be on a sliding scale depending on the size of the particular send.

The MPE™ security engine powers two products: the Play MPE™ (www.plaympe.com) media distribution system, and our online music store software suite (www.podds.ca).

As expected, revenue from our Clipstream™ suite of products (www.clipstream.com) represent 57% of the levels seen in the previous year to date leading to an overall decline in year to date revenue of approximately 13%. This reflects a management strategy of focusing sales, marketing and support resources on MPE until the launch of Clipstream 3. This new version, launched February 22, 2007, includes significant improvements in quality and other benefits to end users. Sales and marketing efforts in the third quarter have been focused on reaching Clipstream resellers rather than selling directly to end users. The company is targeting resellers in the advertising and market research space where the advantages of Clipstream’s 98% user reach and security are important to end customers.

Overall, our revenues decreased to $599,206 for the nine months ended May 31, 2007 from $685,291 for the nine months ended May 31, 2006, representing a decrease of $86,085.

Pirate Radio ™ sales represent 4% of our total revenue for the nine months ending May 31, 2007.

Operating Expenses

As a result of the adopting FAS123(R) on September 1, 2006, the Company recorded additional non-cash stock compensation expense for options granted to employees. Total non-cash stock compensation for the period, and in included in our operating expenses are outlined below:

	Three Months Ended		Nine Months Ended
	May 31,		May 31
	2007	2006	2007	2006
	$	$	$	$
General and administrative	8,733	930	85,927	12,681
Sales and marketing	116,740	2,040	409,310	10,876
Research and development	10,641	654	142,159	9,335
Total stock-based compensation	136,114	3,624	637,396	32,892

General and administrative	May 31	May 31	$	%
	2007	2006	Change	Change
	(9 months)	(9 months)

Wages and benefits	259,994	171,652	88,342	51.5%
Rent	21,244	24,476	(3,232)	-13.2%
Telecommunications	10,267	14,249	(3,982)	-27.9%
Bad debt	(1,316)	1,410	(2,726)	-193.3%
Office and miscellaneous	42,849	82,207	(39,358)	-47.9%
Professional fees	156,618	91,343	65,275	71.5%

	489,656	385,337	104,319	27.1%

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures. General and administrative costs increased to $489,656 for the nine months ended May 31, 2007 from $385,337 for the nine months ended May 31, 2006, an increase of $104,319 or approximately 27%. As mentioned above, non-cash stock compensation of $78,911 is included this year and accounts for the majority of the increase. Additionally, we incurred some additional professional fees associated with the preparation of various contracts as we pursue transactional pricing for our Play MPE™ system.

Sales and marketing	May 31	May 31	$	%
	2007	2006	Change	Change
	(9 months)	(9 months)

Wages and benefits	269,202	203,955	65,247	32.0%
Rent	20,051	24,476	(4,425)	-18.1%
Telecommunications	9,690	14,249	(4,559)	-32.0%
Meals and entertainment	2,512	-	2,512	-
Travel	32,610	6,884	25,726	373.7%
Advertising and marketing	556,002	80,926	475,076	587.0%

	890,067	330,490	559,577	169.3%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. Sales and marketing costs were $890,067 for the nine months ended May 31, 2007 compared to $330,490 for the nine months ended May 31, 2006, representing an increase of $559,577 or approximately 169%. This increase is due primarily to non-cash stock compensation to employees ($72,598 included in wages and benefits) and Bryant Park Capital ($321,752 included in advertising and marketing). Total non-cash stock compensation expense for the period is $394,350. Over the course of the quarter, we have hired a number of staff to assume the marketing and support responsibilities of our Play MPE™ system as we continue to increase its install base and usage by various record labels and recipients. Travel costs increased due to our attendance at various trade shows and conferences we attended for sales and marketing efforts in expanding the awareness of both our MPE™ and our Clipstream™ suite of products.

Research and development	May 31	May 31	$	%
	2007	2006	Change	Change
	(9 months)	(9 months)

Wages and benefits	551,522	231,253	320,269	138.5%
Rent	45,065	32,975	12,090	36.7%
Telecommunications	21,779	19,454	2,325	12.0%
Repairs and maintenance	1,740	-	1,740	-

	620,106	283,682	336,424	118.6%

Research and development costs consist primarily of salaries and related personnel costs including overhead, and consulting fees with respect to product development and deployment. Research and development costs increased to $620,106 for the nine months ended May 31, 2007 from $283,682 for the nine months ended May 31, 2006, representing an increase of $336,424 or approximately 119%.

The increase is due in part to non-cash stock compensation expense, included in wages and benefits of $164,135 (or 30% of wages and benefits). We have been actively recruiting additional staff for our development team as we continue to add functionality to our existing products and expand the product base.

Amortization

Amortization expense arose from fixed assets and other assets. Amortization increased to $43,591 for the nine months ended May 31, 2007 from $39,884 for the nine months ended May 31, 2006, a increase of $3,707 or 9%.

Other earnings and expenses

Interest income increased by $18,525 for the nine months ended May 31, 2007 as result of the investment received at the end of our second quarter.

Interest and other expense decreased to $10,362 for the nine months ended May 31, 2007 from $17,388 for a decrease of $7,026.

Losses

Our loss from operations increased to $1,444,214 for the nine months ended May 31, 2007 from $354,102 for the nine months ended May 31, 2006, representing an increase of $1,090,112. The increase in the loss from operations was due primarily to stock-based compensation expense which was $637,396 for the nine months ended May 31, 2007 ($32,286 for the same period ending May 31, 2006).

Our net loss increased to $1,436,051 for the nine months ended May 31, 2007 from $314,525 for the nine months ended May 31, 2006, representing an increase of $1,121,526.

For our fiscal year ending August 31, 2007, our management plans on concentrating its efforts in the following areas in order to achieve profitability:

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $1,965,660 as at May 31, 2007 compared to cash of $156,337 as at August 31, 2006. We had a working capital surplus of $1,895,297 as at May 31, 2007 compared to a working capital deficiency of $59,429 as at August 31, 2006

Working Capital Surplus

The increase in our working capital surplus is attributed to a significant increase to cash. We have raised $2,160,000 through private placement and received proceeds of $505,000 on warrants exercised which led to a significant increase in our cash.

Our accounts payable and accrued liabilities decreased to $300,316 as at May 31, 2007 from $328,773 at August 31, 2006, representing a decrease of $28,457 or 9%.

Our shareholder loans payable of $17,142 as at August 31, 2006 was repaid in full during the first quarter.

Our current deferred revenues increased to $19,990 as at May 31, 2007 from $10,469 as at August 31, 2006, representing a total increase of $9,521 or 91%.

CASHFLOWS

Operating

Net cash used in operating activities increased to $921,791 for the nine months ending May 31, 2007, compared to $440,727 for the nine months ended May 31, 2006.

Investing

Net cash used in investing activities increased to $46,448 for purchasing equipment during the quarter ended May 31, 2007, as compared with $14,736 investing activities for the nine months ended May 31, 2006.

Financing

Net cash provided from financing activities increased to $2,645,183 during the period ended May 31, 2007, as compared to $440,854 over the same period in the prior year.

During the nine months ended May 31, 2007, the Company completed a private placement which consisted of the issuance of 5,400,000 common shares for net cash proceeds of $1,970,815. The private placement included a finders fee of $144,400, 20,000 common shares, 361,000 warrants exercisable into common shares at $0.40 expiring February 28, 2012, and 400,000 warrants exercisable into common shares at $0.50 expiring February 28, 2012 and related legal fee of $60,659 of which $15,874 was included in accounts payable at the end of the quarter. The private placement also included the issuance of 5,400,000 warrants exercisable into common shares at $0.50 expiring February 28, 2012. Also, 596,778 stock options were exercised for cash proceeds of $186,000. 1,975,000 warrants were exercised for cash proceeds of $505,000.

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

During the most recently completed quarter, the Company was successful in raising $2 million in net cash proceeds in an equity private placement. Additionally, the Company is aggressively implementing its business plan of transitioning new and existing customers (“record labels”) to transactional based contracts through the full commercial deployment of its “Play MPE”™ system. Until the end of the current quarter, the Company had been receiving a nominal fixed access fee to utilize the “Play MPE”™ system. In most cases, the major record labels were sending songs to trusted recipients through our digital system in addition to physical delivery of a CD. Usage has grown such that the various record labels are able to send the song digitally only and, subsequent to the current period, the Company has begun to charge for the service on a transaction fee basis. The Company is pursuing similar transaction fee based agreements with other large record labels and developing an “Indie Uploader” system for smaller labels. Through the end of the current quarter, the Company continued to utilize cash in operations ($905,917 for the nine months ending May 31, 2007). However, management expects revenues, and cashflows, to increase significantly during the second half of the year. Management believes that current cash resources will be sufficient through fiscal 2008 irrespective of significant revenue growth associated with the “Play MPE”™ system.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at May 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Steven Vestergaard, and our Chief Financial Officer, Mr. Frederick Vandenberg. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On May 3, 2007 the Company filed a statement of claim for damages from Musicrypt Inc., John Heaven and Clifford Hunt in the amount of $25,000,000 caused by the defendants making statements constituting defamation and injurious falsehood, making false or misleading statements tending to discredit the business, making false or misleading representations contrary to the Competition Act, and unlawful interference with the Company’s economic relations. The Company also requests an injunction from continuing the defamatory actions.

On June 7, 2007 the defendants filed a statement of defense, denying the allegations set out in the statement of claim dated May 3, 2007, and counterclaim against the Company and our CEO, Steve Vestergaard, also in the amount of $25,000,000, for making statements constituting defamation and injurious falsehood, making false or misleading statements tending to discredit the business, making false or misleading representations contrary to the Competition Act, and unlawful interference with Musicrypt’s economic relations. The counterclaim further requests an injunction continuing the actions instigating the statement of claim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the quarter ended November 30, 2006.

Item 5. Other Information

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT NUMBER	DESCRIPTION
--------------------------	---------------------

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the securities exchange act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the securities exchange act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002(1)

(1) Filed as an exhibit to this Annual Report on Form 10-KSB

(b) Reports on Form 8-K.

During the quarter we did not file any form 8-K’s.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES INC.

Dated: July 16, 2007	/s/ Steven Vestergaard
Steven Vestergaard, Chief Executive Officer
and

/s/ Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer