Form 10QSB/A
period 2007-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2007-09-13
CIK 1099369

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

Yes __   No X

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 2 on Form 10-QSB/A (the “Amendment”) to its third quarter report on Form 10-QSB for the period ending May 31, 2007, originally filed July 16, 2007 (the “Quarterly Report”), for the purpose of revising the last sentence in the first paragraph in Part 1, Item 3 of the Quarterly Report so that our disclosure would match the requirement of Item 308(c) of Regulation S-B. In addition, the registrant is also including as exhibits to the Amendment the certifications required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except as described above, the Amendment does not modify or update the Registrant’s previously reported Form 10-QSB or the financial statements included therein.

PART I

ITEM 3.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at May 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Steven Vestergaard, and our Chief Financial Officer, Mr. Frederick Vandenberg. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) are effective. There have been no material changes in our internal controls or in other factors that could materially affect internal controls subsequent to the date we carried out our evaluation.

PART II – OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

EXHIBIT NUMBER	DESCRIPTION
---------------------	---------------------

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a – 14(a) and Rule 15d – 14(a) of the securities exchange act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(b)	Reports on Form 8-K.

During the quarter we did not file any form 8-K’s.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES INC.

Dated: September 13, 2007	Steven Vestergaard, Chief Executive Officer
and

Frederick Vandenberg, Chief Financial Officer