Form 10KSB
period 2007-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2007-11-29
CIK 1099369

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended August 31, 2007

[ ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-28259

DESTINY MEDIA TECHNOLOGIES INC.
(Name of small business issuer in its charter)

COLORADO	84-1516745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

570 Granville Street, Suite 800 Vancouver, British Columbia, Canada (Address of principal executive offices)	V6C 3P1 (Zip Code)

604-609-7736
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:	NOT APPLICABLE

Securities registered under Section 12(g) of the Exchange Act:	COMMON STOCK, PAR VALUE $0.001 PER
SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $875,544

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $21,475,920 as of November 15 ,2007

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 49,944,001 Shares of Common Stock as of November 15, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

DESTINY MEDIA TECHNOLOGIES INC.
FORM 10-KSB

INDEX

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

OVERVIEW AND CORPORATE BACKGROUND

Destiny Media Technologies Inc. (“Destiny Media”) is a holding company which owns 100% of the outstanding shares of Destiny Software Productions Inc. and MPE Distribution, Inc. The “Company”, “Destiny” or “we” refers to the consolidated activities of all three companies.

Destiny develops software tools and provides services which enable content owners to distribute their digital media globally using the internet. All Destiny technologies are developed by internal staff, are proprietary and are owned by the company.

Content can be accessed in either a transient manner (TV, radio) or it can be owned locally by the consumer (DVD’s, CD’s). Destiny provides media owners both approaches over the internet through two product lines:

A)	Clipstream ® Product Line

Clipstream® enables audio or video content to be “streamed” so that the audio or video plays instantly and automatically. This is analogous to TV or radio. Creating streaming video content with other technologies can be a complicated process and in many cases, users are required to purchase and maintain streaming servers. With Clipstream®, content owners simply encode the content into the Clipstream format, then upload to an existing website. Clipstream® is a standards based technology built around Sun Microsystem’s Java engine. Because Java is included in most operating systems and browsers, Clipstream® encoded content will play instantly. This means that a much higher percentage of potential viewers successfully see the content by using Clipstream® than with other solutions. Clipstream® users are not required to download third party player software which can create instabilities and allow unsafe external access to the user’s computer.

Clipstream® products include:

Cliptream®: embeds high fidelity audio and video on demand into web pages and emails
http://www.clipstream.com

Clipstream® Live: embeds live video stream into web pages and emails
http://live.clipstream.com

Clipstream® IPTV: users can view TV and change channels remotely
http://live.clipstream.com

Clipstream® Audiomail: converts audio left on a telephone answering machine into an audio clip
http://www.audio-mail.com

Clipstream® Survey Solutions: secure video questionnaires prevent piracy and feature high view rates
http://www.surveyclip.com

Clipstream® Advertising Solutions: TV style video commercials and rich media banner ads
http://www.clipstreamad.com

Clipstream® Server Solutions: servers to power hosted sites
http://www.clipstreamserver.com

Radio Destiny: Software to broadcast internet radio from a home computer
http://www.radiodestiny.com

B)	MPE® Product Line

MPE® enables the secure download of audio or video to a user’s computer. Content is protected from unauthorized distribution through two patent pending technologies. The first recognizes a user device as being unique, then encrypts the content to lock to that particular machine. The second patent pending technology embeds a digital trace or “watermark” into unlocked content, so that copies can be traced back to the owner of the original file.

MPE® products include:

Play MPE™: over 1,000 record labels use this service to deliver pre-release music and music videos to trusted recipients including radio station program directors, music buyers, record label staff and the media. Over 60,000 songs have been sent through this system.
http://www.plaympe.com

MyPlayMPE: a self service system for smaller independents to distribute music and music videos through Play MPE™
http://www.myplaympe.com

PODDS: a complete software suite to set up to securely sell music online. Includes encoding modules, accounting modules and the player software. This software can be utilized in an OEM agreement to set up third party online music stores. In addition, Destiny has set up its own store to sell music to commercial users in Canada (DJ’s, online jukeboxes, etc.) Destiny has an encoded catalog of 12,000 songs and album artwork under license from the four major record labels in Canada.
http://www.podds.ca

Destiny Media Technologies, Inc. was incorporated in August 1998 under the laws of the State of Colorado.

We carry out our business operations through our wholly owned subsidiary, Destiny Software Productions Inc., a British Columbia company that was incorporated in 1992, and MPE Distribution, Inc. a Nevada company that was incorporated in 2007.

Our principal executive office is located at #800-570 Granville Street, Vancouver, British Columbia V6C 3P1. Our telephone number is (604) 609-7736 and our facsimile number is (604) 609-0611.

We are a publicly traded company. Our common stock trades on the OTC Bulletin board under the symbol “DSNY” and on various German exchanges (Frankfurt, Berlin, Stuttgart and Xetra) under the symbol “DME” 935 410.

Our corporate website is located at http://www.dsny.com.

BUSINESS DEVELOPMENT

Our current CEO, Steve Vestergaard, started the Destiny Software business as a private partnership in January 1991. The business was sold to Destiny Software Productions Inc. the following year. Destiny Software developed a dozen video games, marketing and branding them through outside publishing companies. In 1995, Destiny began developing various internet technologies, releasing the Radio Destiny Internet radio broadcasting software in May 1996.

Destiny Media Technologies, Inc. acquired Destiny Software Productions Inc. from Mr. Vestergaard in 1999.

During the year, the Company focused on growing the Play MPE™ music distribution service, launching the PODDS online music system, launching a new version of Clipstream® with much higher quality audio and video and securing Clipstream® partnerships in the market research and advertising verticals.

Play MPE™ is becoming a global standard for music distribution by the major record labels, and during the year, the company invested in the infrastructure, relationships and the people in order to prepare for the anticipated growth in system usage. In March, the company began hiring and has doubled the number of staff. Already under commercial contract with Universal Music Group and sub-labels of other major labels, we continued to sign additional Play MPE™ usage contracts, increase record label usage and increase radio adoption across formats with great success. Currently, the Company has distributed over 60,000 songs and has significantly expanded trusted user adoption. Subsequent to year end, the Company began touring the country to visit every major market radio station in North America. We conducted site visits to encourage radio personnel to use the system each day. In addition, the Company launched a comprehensive advertising campaign that will continue throughout the first quarter of 2008 to increase awareness and encourage continued active utilization of the system. We had a large advertising presence at the National Association of Broadcasters (NAB) show in October and advertisements are appearing in every major industry publication conveying the benefits and popularity of the Play MPE™ system. The company partnered with Greendisk and the CD recycling center to discourage use of physical delivery by radio.

Our server systems powering Play MPE™ are being modified to be highly scaleable to accommodate increased usage. Additionally, our programming team has been developing new server software for all of 2007 and a new encoder is expected to launch in January 2008. This new encoder will have additional features which we hope will add further value to our leading position in the marketplace. The various databases and players will be migrated to the new system at that time. The company currently has two server locations supporting up to a gigabit per second of high speed transfer and real time offsite backup. The new server software will support extremely high availability with the ability to add European and Asian server locations as demand requires.

In fiscal 2008, the Company plans to invest heavily in Clipstream® sales and marketing and to launch a number of new Clipstream® solutions, including a Clipstream® hosted solution and new products for the advertising industry. The Company will also pursue synergistic opportunities including selling Clipstream® licenses to the recording industry. One example is Clipstream® powered audio banners which allow record labels to advertise new music. When viewers hover their mouse over the banner, CD quality audio streams instantly. When they move their mouse off the banner, it stops instantly. Another example would be to host music videos and other video content for the industry in Clipstream® format.

In August, the company moved into a new head office, with approximately double the office space.

July 26/2006
Clipstream® Audio 3.0 released. Audio is much higher quality than MP3 at the same bitrate and plays instantly without a player.

August 1/2006
Destiny sales representative John Pillsbury featured in an article about video in online surveys featured in Quirk's Marketing Research Review August issue.

August 8/06
http://www.allaccess.com enters into a strategic marketing agreement with the Play MPE™ system

August 22/06
Featured article by Steve Vestergaard where he talks to the Wireless Innovation Network about Destiny and his thoughts about wireless technology and potential for Clipstream® on wireless devices.

September 06/06
Global Market Insite selects Clipstream® Video for testing movie trailers online.

September 14/06
Destiny launches Canada's first legal online commercial music service featuring Destiny’s new PODDS online music store software suite.

November 8/06
Destiny files a provisional patent for innovative watermarking technology that traces the source of an illegal copy even if the copy has been compressed or converted to another format.

November 16/06
Support is added for distributing music videos through the Play MPE™ system.

November 21/06
Brand Health article on video use in market research singles out the Clipstream® secure video solution for the market research industry.

Dec 7/06
Destiny launches an artist liner service for Play MPE™. Rather than come into the studio to record promotional recordings for individual radio stations, artists can call into a system based on Clipstream® audiomail to have their telephone call recorded and the recording made available in Play MPE™.

Dec 11/06
The Play MPE™ system is featured on the cover of Christian Radio Weekly.

Feb 26/07
Destiny closes $2.16 Million private placement. The main use of proceeds is to hire staff and improve infrastructure to scale the Play MPE™ system.

March 07/07
Destiny extends the Play MPE™ distribution agreement with Universal Music Group.

March 16/07
Clipstream® Video 3 launches at the Spring Video on the Net 2007. Supports high fidelity audio and the ability to stream full screen at thirty frames a second.

March 19/07
Destiny sponsors a Wikipedia camp in Chennai India with the founder of Wikipedia. Clipstream® is used to stream the event live on the internet.

April 21/07
Destiny attends the Gospel Music Association Convention in Nashville.

April 23/07
Destiny launches Play MPE™ system in Canada and announces intent to expand internationally.

May 1/07
Clipstream® featured in Ad Age Guide to Online Video.

May 4/07
Destiny sues competitor and executives of competitor for defamation for making the claim that the Play MPE™ system infringes on their patent in Canada. Destiny previously sued to have the Federal Court declare that there is no infringement.

May 17/07
Destiny exhibits Play MPE™ at the 2007 AAA Non Comm-vention in Louisville, Kentucky.

June 12/07
Interviews with Steve Vestergaard to air on the Biography Channel, Yahoo finance and on US Airways for the month of July.

June 21/07
Destiny sponsors CASRO (Council of American Research Organizations) conference.

June 28/07
Destiny exhibits and sponsors the 2007 Conclave radio conference in the Minneapolis Marriott Center.

June 28/07
Play MPE™ article in Christian Radio Weekly.

August 6/07
R&R AAA Summit.

August 23/07
Destiny moves into larger, two floor head office in anticipation of growth.

OUR PRODUCTS

Clipstream® Suite
http://www.clipstream.com

Clipstream® enables users to experience internet audio and video directly inside an email or web page. Competing technologies require users to download, install and configure a player. Users that haven’t downloaded the player can’t access the content. Because the Clipstream® player is a Java applet and because Java is natively supported by most email and web browser clients, Clipstream® content will play instantly for 98% of the audience. The content will play directly within an email or web page rather than in a separate window. This makes Clipstream® uniquely well suited for applications where reach is important. For example, media companies can take video content intended for television and repurpose it in web pages and emails, and market research companies can get a much higher response rate.

Content is converted into the proprietary Clipstream® compression format using the Clipstream® encoder software which we provide for free. The content owner purchases a code key from us that enables the content to play. Code keys are limited to a period of time.

Our software applications will work on most Java based computers, set top boxes and wireless devices which have enough CPU and memory to play back the content. In addition, our Clipstream® software enables streaming media to be delivered to users regardless of the operating system of the user’s computer.

Our Clipstream® software products incorporate the following features that we believe give our products advantages over products offered by competitors:

1.

Web pages, e-mails, banner advertisements and other Internet applications that incorporate our Clipstream® software enable users to play the media instantly without the requirement of an additional player program.

2.	Our customers are able to achieve up to a 90% reduction on bandwidth costs for streaming delivered using our products versus competing streaming solutions.

3.	The Clipstream® software enables streaming through firewalls and proxies that may block competing streaming solutions.

4.	The Clipstream® software is compatible with database protocols and non-personal computer devices such as PDA’s, wireless and set top boxes that support Java.

5.	The look and feel can be tightly integrated into a web page and most aspects of the engine can be accessed via Javascript.

6.

Our customers do not require a server to deliver pre-recorded media content. Customers can simply use our encoder software to convert their media content into our Clipstream® format and upload it to their web site with the accompanying applet.

7.

We have developed our Clipstream® software to be as scaleable as possible. A video or audio clip encoded in Clipstream® is treated like any other element in the web page. It can be served by a standard HTTP server, cache or proxy and can pass seamlessly through a firewall.

8.

Corporate environments using our Clipstream® software have an advantage over player-based solutions as management information systems staff do not have to ensure that players are correctly installed on each machine in their corporate network in order for users to receive audio and video streaming media.

9.	Clipstream® content can be locked to a particular website, protecting content owners from piracy. Video content can be watermarked and screen scraper programs can be blocked.

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

Play MPE™
http://www.plaympe.com
http://www.myplaympe.com

The Play MPE™ system enables a content owner to securely move electronic files (song, videos etc.) through the Internet to a trusted end user.

The record label uses our encoder tool to manage lists of potential recipients. Because sub-labels are often operated to compete with one another, list security is important, even within the same company. An extensive system has been built to manage lists and to interact with partner lists.

Music labels can access the original content from CDs, from the local hard drive or from a LAN based music repository. They check off the recipients from the list management system and whether the system should send an email by preview. They set rights for the users, including whether the user has to play the song on the recipient computer or if it can be exported to a portable device. They set the times for any previews to go out and when the song should show up in the system.

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

Users can configure their experience with the system, including merging various email accounts into a single ID and setting email preferences. At the user’s request, email previews can be restricted to one per day, week or month in the form of a digest. Otherwise, if a preview is selected by the label, an email will automatically go out at the specified date and time alerting the recipient of a new song. This email preview can feature a Clipstream® stream of the song embedded directly in the email, album cover graphics, promotional materials and instructions for accessing the song. This combination of our valuable technologies provides exceptional significant appeal to the use of the Play MPE™ system.

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

Songs are downloaded in the background using our download manager and each song is encrypted securely with a key generated based on that particular authorized computer. If the song is passed on to another computer, it will not play.

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

PODDS Online Music Store Software
http://www.podds.ca

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

The Company launched an online music service, initially in Canada, branded as PODDS. This service is licensed through the Audio Video Licensing Association and the major labels in Canada to sell music to commercial users. The system has been integrated into a digital jukebox system and music is currently being sold to remote jukeboxes, DJ’s and club owners.

OUR BUSINESS OPERATIONS

On August 23, 2007, we moved our head office, and business operations are carried out in leased premises in Vancouver, British Columbia, Canada. We lease 10,100 square feet of office space, with the lease expiring in August of 2010, and we have twenty-four full time employees and one part time employee. Our employees include our President and Chief Executive Officer, Chief Financial Officer, our vice-presidents of operations, a legal affairs and HR director, thirteen sales and support personnel and seven software developers. We also employ contractors as needed.

We manage our own server infrastructure and use the services of an external hosting facility. We have eleven servers at two physical locations. Servers are highly redundant with RAID’s, custom switches, redundant power supplies and multiple connections to the internet backbone. The first location is 1 gigabit per second and the backup facility is 100 megabit per second.

COMPETITION

Our principal competitors in the development and distribution of streaming media technology are RealNetworks, Adobe and Microsoft. All are substantially larger than we are and have significantly greater financial resources available and have increased their commitment to and presence in the streaming media industry. We anticipate they will continue to increase the competitive pressure in the overall market for streaming media software. This increased competition could lead to increased pressure to decrease the price of streaming media software. This pressure on price could force us to reduce the price that we are able to charge our customers for our software products.

Internationally, the main competitor for our MPE® preview service is physical distribution of music CDs and promotional security free digital distribution of MP3’s. We are aware of some small competitors in the secure digital distribution market outside of the US which have some penetration into the US. However, we are not aware of any company, other than ourselves, with a distribution agreement with a US major label nor are we aware of any competitor with a similar number of songs digitally distributed or with a distribution channel comparable in size or usage to ours and across formats in US radio.

There are a number of large competitors for our PODDS online store, including Pure Tracks and iTunes in Canada. We are not aware of a significant provider of online music store software.

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

Our head office is located in leased premises at Suite 800, 570 Granville Street, Vancouver, British Columbia, Canada V6C 3P1. Our principal business operations are carried out from head office. Our leased premises consist of approximately 10,100 square feet. We pay rent of approximately $26,000 Canadian (equal to approximately $24,500 US) per month. The lease expires August 30, 2010. We consider our leased premises adequate for our current business purposes.

The Company owns proprietary algorithms, source code, trademarks and other intellectual property associated with its Clipstream® and MPE® product lines.

We have been granted a trademark for Clipstream® in the US, Canada, Japan, Israel and Europe in connection with our software products. We have also been granted a trademark in the US for MPE®.

We have filed for patent protection in the US for the MPE® distribution system and for the digital watermark technology. Patent protection is currently pending.

We have applied for trademark protection for MPE® in Canada, China, Europe and Japan. We have applied for trademark protection for PLAY MPE™ and SONOX DIGITALTM in the US, Canada, China, Europe and Japan . This protection is currently pending.

We generally develop our own technologies and algorithms in house and have a number of technologies that we rely on to maintain our competitive advantage.

ITEM 3.	LEGAL PROCEEDINGS.

On March 7, 2006 we filed a Statement of Claim in the Federal Court of Canada against Musicrypt Inc. to assert that our Play MPE™ system does not infringe on Canadian Patent No. 2,407,774, owned by Musicrypt, Inc. The action commenced by us also seeks a declaration that this patent is invalid. On June 7, 2006, Destiny’s counsel received a statement of defense and counterclaim from the defendants. The statement of defense includes a counterclaim, requesting specified damages or audited Canadian profits from the Play MPE™ system if it is offered in Canada. Management believes the counterclaim is without merit and does not believe that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

On May 3, 2007 the Company filed a statement of claim for damages from Musicrypt Inc., John Heaven and Clifford Hunt caused by the defendants making statements constituting defamation and injurious falsehood, making false or misleading statements tending to discredit the business, making false or misleading representations contrary to the Competition Act, and unlawful interference with the Company’s economic relations. The Company also requests an injunction from continuing the defamatory actions.

On June 7, 2007 the defendants filed a statement of defense, denying the allegations set out in the statement of claim dated May 3, 2007, and counterclaim against the Company and our CEO, Steve Vestergaard, for making statements constituting defamation and injurious falsehood, making false or misleading statements tending to discredit the business, making false or misleading representations contrary to the Competition Act, and unlawful interference with Musicrypt’s economic relations. The counterclaim further requests an injunction continuing the actions instigating the statement of claim.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending August 31, 2007.

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

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol DSNY. The first day on which the Company’s shares were traded under the stock symbol DSNY was June 26, 2000. The high and the low trading prices for our shares for each quarter of the last two fiscal years were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2006	$0.35	$0.10
2nd Quarter 2006	$0.35	$0.12
3rd Quarter 2006	$0.39	$0.21
4th Quarter 2006	$0.33	$0.18
1st Quarter 2007	$0.34	$0.20
2nd Quarter 2007	$0.71	$0.26
3rd Quarter 2007	$1.08	$0.44
4th Quarter 2007	$0.70	$0.35

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of November 15, 2007 we had 49,944,001 shares of our common stock outstanding and there were 1,259 registered shareholders of our common stock.

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

Recent Sales of Unregistered Securities

During our fiscal year ended August 31, 2007, the Company completed a private placement which consisted of the issuance of 5,400,000 common shares for total gross proceeds of $2,160,000. In respect of fees associated with the transaction, we issued 20,000 common shares, 361,000 warrants exercisable into common shares at $0.40 expiring February 28, 2012, and 400,000 warrants exercisable into common shares at $0.50 expiring February 28, 2012 as part of the sale. The private placement also included the issuance of 5,400,000 warrants exercisable into common shares at $0.50 expiring February 28, 2012. Also, 604,778 stock options were exercised for cash proceeds of $188,000. 1,975,000 warrants were exercised for cash proceeds of $505,000.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2007.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2007

Revenue

Our fourth quarter revenue was the highest revenue quarter of the last four years as overall revenue grew for the third straight quarter on the strength of our eighth straight quarter of revenue growth in our Play MPE™ system. Revenue associated with our MPE® technology has grown by approximately 101% and now represents approximately 58% of our total revenue. Revenue associated with our MPE® technology had jumped following the second quarter as we began to transition our customers to transactional based contracts and continued to grow through to the end of the fiscal year. Revenue for the fourth quarter for MPE® exceeded management estimates by more than 5% and exceeded the third quarter revenue by 22%.

Our revenue model is based on invoicing on a price per “send”. At August 31, 2007, we have delivered more than 60,000 individual songs in more than 70,000,000 transactions. We refer to a “transaction” as one song which is made available to one recipient. For revenue purposes, fees are based on “sends” as defined in their respective agreements, and could include a single transaction or group of transactions. A “send” is a song, bundle of songs, album, box set, or video, authorized to be sent to a particular recipient. The revenue associated with each “send” will be on a sliding scale depending on the size of the particular send.

The MPE® security engine powers two products: the Play MPE™ (www.plaympe.com) media distribution system, and our online music store software suite (www.podds.ca). Our www.myplaympe.com system was launched immediately following the year end. MyPlayMPE is a system catered to smaller independent labels and allows access to our distribution network.

Approximately 39% of our revenues are derived from sales of our Clipstream® software, and declined from the previous year by 43%. This reflects a management strategy of focusing sales, marketing and support resources on MPE® until it generates positive cash flow. Sales and marketing efforts in the second half of the year have been focused on reaching Clipstream® resellers rather than selling directly to end users. The Company is targeting resellers in the advertising and market research space where the advantages of Clipstream’s® 98% user reach and security are important to end customers.

Radio Destiny sales represent 3% of our total revenue.

Our revenues decreased to $875,544 for the year ended August 31, 2007 from $884,082 for the year ended August 31, 2006, representing a decrease of $8,538 or 1%.

Operating Expenses

As a result of the adopting FAS123(R) on September 1, 2006, the Company recorded additional non-cash stock compensation expense for options granted to employees. Total non-cash stock compensation for the period, and included in our operating expenses, are outlined below:

	August 31
	2007	2006
	$	$
General and administrative	97,100	13,793
Sales and marketing	513,182	12,390
Research and development	159,929	10,406
Total stock-based compensation	770,211	36,589

General and administrative	August 31,	August 31,	$	%
	2007	2006	Change	Change

Wages and benefits	332,418	215,241	117,177	54.4%
Rent	27,066	32,023	(4,957)	(15.5%	)
Telecommunications	13,303	17,809	(4,506)	(25.3%	)
Bad debt	(361)	11,448	(11,809)	(103.2%	)
Office and miscellaneous	54,274	92,021	(37,747)	(41.0%	)
Professional fees	244,611	140,495	104,116	74.1%
	671,311	509,037	162,274	31.9%

General and Administrative. Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The increase in costs is due in part to the increase in non-cash compensation, and the increase in professional fees. These costs mainly increased due to a greater volume of legal work associated with securities, litigation, contracts, patents and trademarks.

Sales and marketing	August 31,	August 31,	$	%
	2007	2006	Change	Change

Wages and benefits	414,584	277,336	137,248	49.5%
Rent	31,269	32,023	(754)	(2.4%)
Telecommunications	15,368	17,809	(2,441)	(13.7%)
Meals and entertainment	4,391	-	4,391	-
Travel	65,906	15,058	50,848	337.7%
Advertising and marketing	819,840	115,040	704,800	612.7%
	1,351,358	457,266	894,092	195.5%

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The majority of this increase, approximately $500,000, was due to the increase in non-cash stock based compensation. Additionally, in the second half of the year, we added additional staff to further the distribution and acceptance of the Play MPE™ distribution system. As a result, we have had a large increase in the usage of our system through both increased radio adoption and record label acceptance. The testimonials of our Play MPE™ system can be viewed at http://plaympe.com/v3/company/testimonials.php .

Research and development	August 31,	August 31,	$	%
	2007	2006	Change	Change

Wages and benefits	809,022	311,651	497,371	159.6%
Rent	65,871	46,367	19,504	42.1%
Telecommunications	32,375	25,786	6,589	25.6%
Repairs and maintenance	1,773	257	1,516	-
	909,041	384,061	524,980	136.7%

Research and Development. Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase is due to both increased staff and stock based compensation.

Amortization. Amortization expense arose from fixed assets and other assets. Amortization increased to $62,902 for the fiscal year ended August 31, 2007 from $54,303 for the fiscal year ended August 31, 2006, an increase of $8,599 or 15.84% .

Other earnings and expenses

Interest expense decreased to $13,289 for the fiscal year ended August 31, 2007 from $22,058 for an effective decrease of $8,769.

Gain on disposition of capital asset

The gain on disposition of capital assets is due to the sale of our phone system on moving to our expanded location.

Losses

Our loss from operations increased to $2,119,068 for the year ended August 31, 2007 from $520,585 for the year ended August 31, 2006, representing an increase of $1,598,483. Our net loss increased to $2,096,974 for the year ended August 31, 2007 from $485,335 for the year ended August 31, 2006, representing an increase of $1,611,639 or 332%. The most significant increase was due to the adoption of FAS123 and non-cash stock compensation expense.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $1,215,183 as at August 31, 2007 compared to cash of $156,337 as at August 31, 2006. We had a working capital surplus of $1,339,722 as at August 31, 2007 compared to a working capital deficiency of $59,429 as at August 31, 2006.

Working Capital Surplus

The increase in our working capital surplus is attributed to a significant increase to cash. We have raised $2,160,000 through private placement, net of costs of $220,740 and received proceeds of $505,000 on warrants exercised which led to a significant increase in our cash.

Our accounts payable and accrued liabilities decreased to $325,442 as at August 31, 2007 from $328,773 at August 31, 2006, representing a decrease of $3,331 or 1%. Included in our accounts payable and accrued liabilities balance as at August 31, 2007 is $193,197 of accrued liabilities and $132,245 trade accounts payable.

Our shareholder loans payable significantly decreased to Nil as at August 31, 2007 from $17,142 as at August 31, 2006.

Our current deferred revenues decreased to $9,984 as at August 31, 2007 from $10,469 as at August 31, 2006, representing a total decrease of $485 or 5%.

Cash Flows

Net cash used in operating activities increased to $1,642,770 for the year ended August 31, 2007 compared to $538,213for the year ended August 31, 2006, representing an increase of $1,104,557 or 205%. The increase is due in part to the timing of receipts and disbursements and in part to increased staff costs associated with the expansion of the Play MPE™ system. The cash used in operating activities was off-set by net cash provided by financing activities in the amount of $2,630,996 for the year ended August 31, 2007 compared to $650,247 for the year ended August 31, 2006.

We have financed our operations to date primarily through the sale of equity securities and borrowings from shareholders. When possible, we have issued common stock for services and debt settlement. We continued these financing activities through the year ended August 31, 2007 as our revenues to date have provided insufficient funding for our working capital requirements. Accordingly, we anticipate that we will have to continue to rely on funding from private placements, cash flows and other offerings in order to finance our future operating costs.

We completed the following issuances of our common stock during the year ended August 31, 2007 in respect of our financing activities:

1.	We issued 604,778 common shares pursuant to option agreements exercised during the year at a weighted average exercise price of $0.31 for net proceeds of $188,000.

2.

During the year ended August 31, 2007, the Company completed a private placement which consisted of the issuance of 5,400,000 units at $0.40 for net cash proceeds of $1,954,940. Each unit consists of one common share and one warrant exercisable into one common share at $0.50 expiring February 28, 2012. In connection with the private placement, the Company incurred $220,740 of financing and share issue costs (of which $15,681 is included in accounts payable at the end of the year) and issued as compensation an additional 20,000 common shares, 361,000 warrants exercisable into common shares at $0.40 expiring February 28, 2012, and 400,000 warrants exercisable into common shares at $0.50 expiring February 28, 2012.

3.	During the year ended August 31, 2007, 1,750,000 $0.25 warrants were exercised for gross proceeds of $437,500. 225,000 $0.30 warrants were exercised for gross proceeds of $67,500.

Going Concern

During the year ended August 31, 2007, the Company was successful in raising approximately $2 million in net cash proceeds in an equity private placement. Additionally, the Company is aggressively implementing its business plan of transitioning new and existing customers (“record labels”) to transactional based contracts through the full commercial deployment of its “Play MPE”™ system. Until the end of fiscal year of 2007, the Company had been receiving a transaction fee based access fee to utilize the “Play MPE”™ system. In most cases, the major record labels were sending songs to trusted recipients through our digital system in addition to physical delivery of a CD. Usage has grown such that the various record labels are able to send the song digitally only and, subsequent to the current period, the Company has begun to charge for the service on a transaction fee basis. The Company is pursuing similar transaction fee based agreements with other large record labels and developing an “Indie Uploader” system for smaller labels. Through the end of the current year, the Company continued to utilize cash in operations ($1,642,770 for the year ending August 31, 2007). However, management expects revenues, and cashflows, to increase significantly into fiscal 2008. Management believes that current cash resources will be sufficient through fiscal 2008 irrespective of significant revenue growth associated with the “Play MPE”™ system.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal periods beginning after November 15, 2007. The Company will adopt SFAS 157 effective September 1, 2008 and does not expect the adoption to have a material impact on the Company’s financial statements.

ITEM 7.	FINANCIAL STATEMENTS.

Index to Audited Consolidated Financial Statements for the Year Ended August 31, 2007:

1.	Report of Independent Registered Public Accounting Firm;

2.	Consolidated Balance Sheets as at August 31, 2007 and 2006;

3.	Consolidated Statement of Operations for the Years ended August 31, 2007 and 2006;

4.	Consolidated Statement of Stockholders' Equity (Deficiency) and Comprehensive Loss for the years ended August 31, 2007 and 2006;

5.	Consolidated Statement of Cash Flows for the Years ended August 31, 2007 and 2006;

6.	Notes to Consolidated Financial Statements.

Consolidated Financial Statements

Destiny Media Technologies Inc.
August 31, 2007 and 2006
(Expressed in United States dollars)

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Destiny Media Technologies Inc.

We have audited the accompanying consolidated balance sheets of Destiny Media Technologies Inc. as of August 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Destiny Media Technologies Inc. at August 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company’s recurring net losses from operations and stockholders’ deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The 2007 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada,
November 5, 2007.	Chartered Accountants

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
[See Note 2 - Going Concern Uncertainty]

As at August 31	(Expressed in United States dollars)

	2007	2006
	$	$

ASSETS
Current
Cash	1,215,183	156,337
Accounts and other receivables, net of allowance for
doubtful accounts of $5,221 [2006 - $8,615]	265,849	130,537
Inventory	—	1,059
Prepaid expenses	194,116	9,022
Total current assets	1,675,148	296,955
Software development costs, net of accumulated
amortization of $92,788 [2006 - $61,859]	—	30,929
Property and equipment, net of accumulated
amortization of $264,061 [2006 - $256,958] [note 4]	111,907	60,973
Total assets	1,787,055	388,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	132,245	180,308
Accrued liabilities	193,197	148,465
Shareholder loans payable [note 5]	—	17,142
Deferred revenue	9,984	10,469
Total current liabilities	335,426	356,384
Deferred leasehold inducements, net of accumulated
amortization of $80,698 [2005 - $46,730]	—	33,968
Obligation for share settlement [note 6]	100,000	100,000
Total liabilities	435,426	490,352

Commitments and contingencies [notes 9 and 10]
Stockholders’ equity [note 7]
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 49,936,001 shares
August 31, 2006 - 41,936,223 shares]	49,938	41,938
Issued and held for settlement: 133,333 shares
Additional paid-capital	8,484,231	5,089,760
Deficit	(7,218,267)	(5,121,293)
Accumulated other comprehensive loss	35,727	(111,900)
Total stockholders’ equity	1,351,629	(101,495)
Total liabilities and stockholders’ deficiency	1,787,055	388,857

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended August 31	(Expressed in United States dollars)

	2007	2006
	$	$

Revenue [note 12]	875,544	884,082

Operating expenses
General and administrative	671,311	509,037
Sales and marketing	1,351,358	457,266
Research and development	909,041	384,061
Amortization	62,902	54,303
	2,994,612	1,404,667
Loss from operations	(2,119,068)	(520,585)
Other earnings (expenses)
Gain on settlement of accounts payable	—	57,308
Gain on disposition of capital assets	892
Interest income	34,491
Interest and other expense	(13,289)	(22,058)
Net loss	(2,096,974)	(485,335)

Net loss per common share, basic and diluted	(0.04)	(0.01)

Weighted average common shares outstanding,
basic and diluted	45,761,879	38,991,059

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

Year ended August 31	(Expressed in United States dollars)

						Accumulated
			Additional			other	Total
	Common stock		paid-in	Stock		comprehensive	stockholders’
	Shares	Amount	capital	issuable	Deficit	loss	equity
	#	$	$	$	$	$	$

Balance, August 31, 2005	36,434,223	36,436	4,022,123	—	(4,635,958)	(114,240)	(691,639)
Net loss	—	—	—	—	(485,335)	—	(485,335)
Foreign currency translation loss	—	—	—	—	—	2,340	2,340
Comprehensive loss	—	—	—	—	—	—	(482,995)
Common stock issued on options exercised	1,742,000	1,742	315,808	—	—	—	317,550
Common stock issued for services rendered	120,000	120	23,880	—	—	—	24,000
Common stock issued on extinguishment of loans	1,500,000	1,500	298,500	—	—	—	300,000
Common stock issued through private placement	2,140,000	2,140	392,860	—	—	—	395,000
Stock based compensation - non-employees	—	—	36,589	—	—	—	36,589
Balance, August 31, 2006	41,936,223	41,938	5,089,760	—	(5,121,293)	(111,900)	(101,495)
Net loss	—	—	—	—	(2,096,974)	—	(2,096,974)
Foreign currency translation loss	—	—	—	—	—	147,627	147,627
Comprehensive loss	—	—	—	—	—	—	(1,949,347)
Common stock issued on options exercised	604,778	605	187,395	—	—	—	188,000
Common stock issued on warrants exercised	1,975,000	1,975	503,025	—	—	—	505,000
Common stock issued through private placement	5,420,000	5,420	1,933,840	—	—	—	1,939,260
Stock based compensation	—	—	770,211	—	—	—	770,211
Balance, August 31, 2007	49,936,001	49,938	8,484,231	—	(7,218,267)	35,727	1,351,629

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended August 31	(Expressed in United States dollars)

	2007	2006
	$	$

OPERATING ACTIVITIES
Net loss	(2,096,974)	(485,335)
Items not involving cash:
Amortization	62,902	54,303
Amortization of deferred lease benefit	(33,576)	(27,868)
Common stock issued for services rendered	—	24,000
Stock-based compensation	770,211	36,589
Changes in non-cash working capital:
Accounts and other receivables	(122,488)	(77,897)
Inventory	1,047	1,302
Prepaid expenses	(174,736)	(6,298)
Accounts payable and accrued liabilities	(48,254)	(33,653)
Deferred revenue	(902)	(23,356)
Net cash used in operating activities	(1,642,770)	(538,213)

INVESTING ACTIVITIES
Purchase of equipment	(77,849)	(14,859)
Net cash used in investing activities	(77,849)	(14,859)

FINANCING ACTIVITIES
Repayments on shareholder loans payable	(16,944)	(62,303)
Proceeds from exercise of stock options	188,000	317,550
Proceeds from exercise of warrants	505,000	—
Proceeds from issuance of common stock	1,954,940	395,000
Net cash provided by financing activities	2,630,996	650,247

Effect of foreign exchange rate changes on cash	148,469	28,586

Net increase in cash	1,058,846	125,761
Cash, beginning of year	156,337	30,576
Cash, end of year	1,215,183	156,337

Supplementary disclosure
Cash paid for interest	677	7,070
Common stock issued on extinguishment of loans	300,000	300,000

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

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

During the year ended August 31, 2007, the Company was successful in raising $2 million in net cash proceeds in an equity private placement. Additionally, the Company is aggressively implementing its business plan of transitioning new and existing customers (“record labels”) to transactional based contracts through the full commercial deployment of its “Play MPE”™ system. The Company is pursuing transaction fee based agreements with other large record labels and has developed an “Indie Uploader” system for smaller labels available on www.myplaympe.com. Through the end of the current year, the Company continued to utilize cash in operations ($1,642,770 for the year ending August 31, 2007). However, management expects revenues, and cashflows, to increase significantly into fiscal 2008. Management believes that current cash resources will be sufficient through fiscal 2008 irrespective of significant revenue growth associated with the “Play MPE”™ system.

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

August 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies used in the preparation of these consolidated financial statements:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Destiny Software Productions Inc. and MPE Distribution Inc. All inter-company balances and transactions have been eliminated on consolidation.

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

August 31, 2007

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

August 31, 2007

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

Advertising

Advertising costs are expensed as incurred and totaled $188,474 and $67,564 during the years ended August 31, 2007 and 2006, respectively.

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

August 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Stock based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123 (“FAS 148”). The Company adopted FAS 123R on September 1, 2006. As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

3.	SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal periods beginning after November 15, 2007. The Company will adopt SFAS 157 effective September 1, 2008 and does not expect the adoption to have a material impact on the Company’s financial statements.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

4.	PROPERTY AND EQUIPMENT

		Accumulated	Net book
	Cost	amortization	value
	$	$	$

2007
Furniture and fixtures	91,709	63,354	28,355
Computer hardware	250,966	177,808	73,158
Computer software	27,637	22,899	4,738
Leasehold improvements	5,656	—	5,656
	375,968	264,061	111,907

2006
Furniture and fixtures	72,892	57,576	15,316
Computer hardware	186,936	149,846	37,090
Computer software	21,269	21,269	—
Leasehold improvements	36,834	28,267	8,567
	317,931	256,958	60,973

5.	SHAREHOLDER LOANS PAYABLE

	2007	2006
	$	$

Loans payable, due to shareholders, unsecured,
due on demand, non-interest bearing	—	17,142
	—	17,142

6.	OBLIGATION FOR SHARE SETTLEMENT

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

August 31, 2007

7.	SHARE CAPITAL

[a]	Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

[b]	Common stock issued

2007

During the year ended August 31, 2007, the Company completed a private placement which consisted of the issuance of 5,400,000 units at $0.40 for net cash proceeds of $1,954,940. Each unit consists of one common share and one warrant exercisable into one common share at $0.50 expiring February 28, 2012. In connection with the private placement, the Company incurred $220,740 of financing and share issue costs (of which $15,681 is included in accounts payable at the end of the year) and issued as compensation an additional 20,000 common shares, 361,000 warrants exercisable into common shares at $0.40 expiring February 28, 2012, and 400,000 warrants exercisable into common shares at $0.50 expiring February 28, 2012.

During the year ended August 31, 2007, 604,778 stock options were exercised during the year ended August 31, 2007 for cash proceeds of $188,000, 1,750,000 $0.25 warrants were exercised for gross proceeds of $437,500 and 225,000 $0.30 warrants were exercised for gross proceeds of $67,500.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

7.	SHARE CAPITAL (cont’d.)

the Company issued 150,000 common shares in settlement of an advance from our marketing representative with a fair market value of $30,000.

[iv]	Common stock issued through private placement:

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

[c]	Stock options

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

Stock-based Payment Award Activity

A summary of option activity under the Plans as of August 31, 2007, and changes during the twelve-month period ended is presented below:

			Weighted
			Average
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$
Outstanding at August 31, 2006	2,129,000	0.39
Granted	2,912,778	0.51
Exercised	(604,778)	(0.31)
Expired	(150,000)	0.25
Outstanding at August 31, 2007	4,287,000	0.42	3.64	796,210
Vested or expected to vest at
August 31, 2007	4,287,000	0.42	3.64	796,210
Exercisable at August 31, 2007	3,788,459	0.44	3.59	758,564

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

7.	SHARE CAPITAL (cont’d.)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at August 31, 2007.

Impact of Adoption of FAS 123(R)

At August 31, 2007, the Company has two stock-based employee compensation plans. Prior to September 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Consolidated Statements of Operations for the year ended August 31, 2006, as all options granted under the plan had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant. Effective September 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the year ended August 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted, modified or cancelled, subsequent to September 1, 2006. Results for prior periods have not been restated.

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the year ended August 31, 2007 has considerations for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behavior as well as trends of actual option forfeitures.

As a result of adopting Statement 123(R) on September 1, 2006, the Company’s net loss for the year ended August 31, 2007, is $328,155 higher than if it had continued to account for stock-based compensation under Opinion 25.

Total stock-based compensation for the year ended August 31, 2007 includes stock-based compensation expense related to employees of $328,155 and stock-based-compensation expense related to consultants of $442,056 reported in the statement of operations as follows:

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

7.	SHARE CAPITAL (cont’d.)

	2007	2006
	$	$
Stock-based compensation:
General and administrative	97,100	13,793
Sales and marketing	513,182	12,390
Research and development	159,929	10,406
Total stock-based compensation	770,211	36,589

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2007	2006
	$	$
Expected term of stock options (years)	2.5-5.0 years	2.5 years
Expected volatility	85%-94%	99%
Risk-free interest rate	3.9%-5.04%	4.85%
Dividend yields	—	—

The weighted-average grant-date fair value of options granted during the year ended August 31, 2007 and 2006 was $0.22 and $0.22, respectively.

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

Pro forma Information for Periods Prior to the Adoption of FAS 123(R)

Prior to the adoption of FAS No. 123(R), the Company provided the disclosures required under FAS No. 123, as amended by FAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosures.” Employee stock-based compensation expense recognized under FAS 123(R) was not reflected in the results of operations for the year ended August 31, 2006 for employee stock option awards as all options were granted with an exercise price equal to, or

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

7.	SHARE CAPITAL (cont’d.)

greater than, the market value of the underlying common stock on the date of grant. Previously reported amounts have not been restated. The pro forma information for the year ended August 31, 2006 is as follows:

		2006
	$

Net loss as reported		(485,335)
Add: Stock-based employee compensation
expense included in reported net loss		—
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards		(65,998)
Pro forma net loss		(551,333)
Loss per share
Basic and diluted – as reported		(0.01)
Basic and diluted – pro forma		(0.01)

[d]	Warrants

As at August 31, 2007, the Company has the following common stock warrants outstanding:

	Number of Common	Exercise Price
	Shares Issuable	$	Date of Expiry

$0.22 Warrants	950,000	0.22	August 25, 2011
$0.40 Warrants	361,000	0.40	February 28, 2012
$0.50 Warrants	5,800,000	0.50	February 28, 2012
$0.70 Warrants	500,000	0.70	April 9, 2012
	7,611,000

5,400,000 of the $0.50 warrants have a forced conversion feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than $1.25 if certain conditions are met.

During the year ended August 31, 2007, 1,750,000 $0.25 warrants were exercised for gross proceeds of $437,500. 225,000 $0.30 warrants were exercised for gross proceeds of $67,500. Another 25,000 $0.30 warrants expired.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

7.	SHARE CAPITAL (cont’d.)

The $0.40 and $0.50 share purchase warrants were issued in connection with the private placement transaction described in Note 7[b].

On September 11, 2006, the Company entered into an agreement with Bryant Park Capital to act as an exclusive financial advisor to provide strategic assistance and maximize shareholder value. As part of the agreement, the Company has issued 950,000 warrants with a strike price of $0.22. On April 9, 2007, the Company modified and expanded its agreement with Bryant Park Capital to include additional services not previously contemplated in the original agreement. As compensation, the company paid Bryant Park Capital $7,500 per month to the end of August 2007 and issued an additional 500,000 warrants exercisable into common shares at a price of $0.70. The warrants vest monthly over the six months following the signing of the agreement.

The fair value of 950,000 $0.22 warrants and 416,667 $0.70 warrants, which vested during the year ended August 31, 2007, was measured using the Black-Scholes option-pricing model and amounted to $366,110. This amount was expensed to sales and marketing in the statement of operations.

8.	INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 39.63% and to Canadian federal and British Columbia provincial taxes in Canada. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company’s income tax expense is as follows:

	2007	2006
	$	$

Tax recovery at U.S. statutory rates	(833,000)	(170,000)

Permanent differences	375,000	38,000
Effect of lower foreign tax	50,000	—
Other adjustments to valuation allowance	408,000	132,000
Income tax expense (recovery)	—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which realization is not more likely than not to occur.

Significant components of the Company’s deferred tax assets as of August 31 are as follows:

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

8.	INCOME TAXES (cont’d.)

	2007	2006
	$	$

Deferred tax assets:
Net operating loss carryforwards	1,732,000	1,654,000
Excess of book over tax depreciation	70,000	52,000
Total deferred tax asset	1,802,000	1,706,000
Valuation allowance	(1,802,000)	(1,706,000)
Net deferred tax asset	—	—

The reconciliation of (losses) earnings from operations by geographic region is as follows:

	2007	2006
	$	$

United States	(1,129,942)	(255,065)
Canada	(967,032)	(230,270)
	(2,096,974)	(485,335)

If not utilized to reduce future taxable income, the Company’s net operating loss carryforwards will expire as follows:

	Canada	United States
	$	$

2008	940,000	—
2009	109,000	—
2019 and thereafter	1,343,000	2,455,000
	2,392,000	2,455,000

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

9.	COMMITMENTS

The Company is committed to payments under its premises lease, which expires on August 30, 2010 as follows:

$

2008	245,146
2009	245,146
2010	245,146
735,438

The company has entered into sublease agreements to offset the cost commitments above which have not been reflected in the above amounts.

10.	CONTINGENCIES

On March 7, 2006 the Company filed a statement of claim in the Federal Court of Canada against Yangaroo Inc. (formerly Musicrypt Inc.) (the “Defendant”) to assert that the Company’s technology does not infringe on the stated patent owned by the Defendant and to further declare that Defendant’s patent is invalid. This statement of claim was initiated by the Company as a result of the Defendant’s statements to the contrary. On June 7, 2006, the Company’s counsel received a statement of defense and counterclaim from the defendant, requesting specified damages or audited Canadian profits from the Play MPE system if it is offered in Canada.

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

On May 3, 2007 the Company filed a statement of claim in Ontario Superior Court for damages against the defendant (Yangaroo Inc.), and executives of the Defendant, John Heaven and Clifford Hunt (collectively the “Defendants”) in the amount of $25,000,000 caused by the Defendants making statements constituting defamation and injurious falsehood, making false or misleading statements tending to discredit the business, making false or misleading representations contrary to the Competition Act of Canada, and unlawful interference with the Company’s economic relations. The statement further requests an injunction from continuing the actions instigating the statement of claim.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

10.	CONTINGENCIES (cont’d.)

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

Revenue from external customers, by location of customer, is as follows:

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

12.	SEGMENTED INFORMATION (cont’d.)

	2007	2006
	$	$

MPE®

United States	442,053	238,487
Canada	64,603	12,654
Total MPE® Revenue	506,656	251,141

Clipstream ® & Pirate Radio

United States	311,862	424,107
Canada	34,355	56,296
Other	22,671	152,538
Total Clipstream ® & Pirate Radio Revenue	368,888	632,941

Total Revenue	875,544	884,082

During the year ended August 31, 2007, one customer represented 31% of the total revenue balance [2006 - one customer represented 18%].

As at August 31, 2007, one customer represents 62% of the trade receivables balance of $147,656 [2006 – three customers represented 45%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required that is to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Steven Vestergaard(1)	Chief Executive Officer and Director	41	January 1999
Frederick Vandenberg	Chief Financial Officer and Corporate Secretary	39	July 2007
Edward Kolic(1)	Director	46	February 1999
Lawrence J. Langs	Director	46	November 2000
Yoshitaro Kumagai	Director	61	August 2001
Wayne Koshman(1)	Director	45	May 2002

(1)	Members of our Audit Committee

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Steven Vestergaard. Mr. Vestergaard is our President, Chief Executive Officer and is one of our directors. Mr. Vestergaard has been our Chief Executive Officer from May 1999, when we began negotiations to purchase our operating subsidiary, Destiny Software, from Mr. Vestergaard, to January 2001 and then again from February 2002 to present. Mr. Vestergaard’s responsibilities include overall management of our business and coordinating strategy, planning, and product development. Mr. Vestergaard started Destiny Software as a private company owned by Mr. Vestergaard in 1991 and developed its business through to 1999 when it was acquired by us. At Destiny Software, Mr. Vestergaard was responsible for overall business management and supervision of the development of computer games. During this period, Destiny Software was successful in the production of a dozen successful video games, including Blood Bowl, Creepers and Dark Seed II, for major publishers, including Microleague, Sony and MGM. Mr. Vestergaard has been involved in the software development industry since 1982 when he founded a private company called Tronic Software. Tronic Software was a developer of computer games which were sold by mail order. In 1990 he became employed as a software engineer by Distinctive Software Inc., a company that later changed its name to Electronic Arts Canada, where he was involved in developing game products. Mr. Vestergaard holds an International Baccalaureate Degree and a Bachelor of Science Degree in Computer Science from the University of British Columbia.

Fred Vandenberg, B. Comm. MBA, CA Mr. Vandenberg is our Chief Financial Officer and Corporate Secretary. Mr. Vandenberg’s core responsibilities include leading the accounting, treasury, strategic planning, financial controls and financial reporting functions of our company. With over 14 years of public accounting experience, Mr. Vandenberg brings a wealth of experience in tax, financial reporting and mergers and acquisitions. Mr. Vandenberg completed the Canadian Institute of Chartered Accountants’ “In-depth” taxation program while with Ernst & Young in 1998. Mr. Vandenberg holds a Bachelor of Commerce degree and a Master of Business Administration (Finance) from McMaster University and a Chartered Accountant designation.

Edward Kolic. Mr. Edward Kolic has been one of our directors since February 1999. Mr. Kolic served as our chief operating officer from February 1999 to October 2001 during which time he was responsible for our overall product strategy and development of our core technologies. Mr. Kolic currently consults to senior management of companies developing Internet media technologies and distributing digital content. Mr. Kolic served as our secretary from February 1999 to July 2007. From 1997 until June of 1999, Mr. Kolic was the president of WonderFall Productions Inc., a computer game development company built by Mr. Kolic and which we purchased in June 1999. From 1993 until 1997, Mr. Kolic was a partner in a private company called Jacqueline Conoir Designs Ltd. which is a fashion design house. At Jacqueline Conoir Designs Ltd., Mr. Kolic was general manager and vice-president of marketing and developed all of the marketing, communications and image strategies for the company. From 1988 until 1995, Mr. Kolic was employed as the president of Target Canada Production Ltd., a company engaged in the development and distribution of educational video resources to the North American schools market. His experience includes the production of documentary television, educational and information programming for the Canadian Educational Television Networks, large screen interactive presentation media for international conferences and a range of communication programs for corporate, government and institutional clients.

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

ELECTION OF DIRECTORS AND OFFICERS

Our directors are elected by our shareholders at our annual general meetings. Each director holds office until our next general meeting or until the director resigns or is removed in accordance with our bylaws. We do not have a classified of Directors.

Our officers serve at the discretion of our Board of Directors.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of committee meetings. In addition, our directors are eligible for grants of options to purchase shares of our common the discretion of our Board of Directors.

AUDIT COMMITTEE

Our audit committee consists of Mr. Steven Vestergaard, our Chief Executive Officer, Mr. Edward Kolic, and Mr Koshman. We currently do not have a financial expert on the audit committee.

FAMILY RELATIONSHIPS

There are no family relationships among our officers and directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received we believe that during the fiscal year ended August 31, 2007 all such filing requirements applicable to our officers directors were complied with.

CODE OF ETHICS

The Company’s code of ethics is available on our website at http://www.dsny.com/investor/

ITEM 10.	EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information as to Mr. Steven Vestergaard, our Chief Executive Officer and Mr. Vandenberg, our Chief Financial Officer. No person other than Mr. Vestergaard acted as our Chief Executive Officer during our last fiscal year ended August 31, 2007. No other compensation was paid to Mr. Vestergaard other than the compensation set forth below.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION(3)
Name	Title	Year	Salary	Bonus	Other Annual Compensation	AWARDS		PAYOUTS
						Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)	All Other Compen- sation
Steven Vestergaard (1), (2)	Director President CEO, CFO	2007 2006 2005	$113,666 $83,848 $78,508	0 0 0	0 0 0	0 0 0	300,000 0 0	0 0 0	0 0 0
Frederick Vandenberg (4)	CFO & Corporate Secretary	2007	$27,869	0	0	0	0	0	0

Notes to Summary Compensation Table:

(1)	All salaries paid to Mr. Vestergaard are paid in Canadian dollars.

(2)	Compensation is stated in United States dollars and is based on an exchange rate of $0.8918 US dollars for each $1.00 Canadian dollar.

(3)	The value of benefits that do not exceed 10% of total annual salary are not reported herein.

(4)

All salaries paid to Mr. Vandenberg are paid in Canadian dollars. Mr. Vandenberg became an employee of the Company on June 1, 2007 and assumed the position of Chief Financial Officer effective July 16, 2007. All shares owned by Mr. Vandenberg upon joining the Company were acquired in purchases by Mr. Vandenberg in fair market value transactions prior to joining the company as an employee.

STOCK OPTION GRANTS

300,000 options were granted to Mr. Vestergaard, our named executive officer, during our most recent fiscal year ending August 31, 2007.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

None.

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

We are not party to any written employment agreement with Mr. Vandenberg. We do not have any agreements with Mr. Vandenberg regarding the payments of bonus or other performance incentives. Mr. Vandenberg is eligible to receive stock options as and when approved by our Board of Directors.

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 15, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS:
Common Stock	Steven Vestergaard President, Chief Executive Officer c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	10,454,655	20.9%
Common Stock	Frederick Vandenberg Chief Financial Officer and Corporate Secretary c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	615,000(2)	1.2%
Common Stock	Edward Kolic Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	461,300 (3)	0.9%
Common Stock	Lawrence J. Langs Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	300,000 (4)	0.6%
Common Stock	Yoshitaro Kumagai Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	400,000 (5)	0.8%
Common Stock	Wayne Koshman Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	355,000 (6)	0.7%
Common Stock	All Officers and Directors as a Group (5 persons)	12,585,955	25.2%
5% SHAREHOLDERS
Common Stock	Sabre Value Fund LP	2,612,700	5.2%

(1)

Under Rule 13d-3 of the Securities Exchange Act of 1934, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 15, 2007. As of November 15, 2007, there were 49,936,223 shares of our common stock issued and outstanding.

(2)

Consists of 277,500 shares held by Mr. Vandenberg and 300,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Vandenberg within 60 days of November 15, 2007 and 37,500 shares that are immediately acquirable upon the exercise of warrants held by Mr. Vandenberg within 60 days of November 15, 2007.

(3)	Consists of 161,300 shares held by Mr. Kolic and 300,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Kolic within 60 days of November 15, 2007.

(4)	Consists of 300,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Langs within 60 days of November 15, 2007.

(5)	Consists of 100,000 shares held by Mr. Kumagai and 300,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Kumagai within 60 days of November 15, 2007.

(6)	Consists of 205,000 shares held by Mr. Koshman and 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Koshman within 60 days of November 15, 2007.

EQUITY COMPENSATION PLAN INFORMATION

We have two equity compensation plans, namely our Amended 1999 Stock Option Plan and our Amended 2006 Stock Option Plan, under which up to 3,750,000 and 5,100,000 shares of our common stock, respectively, have been authorized for issuance to our officers, directors, employees and consultants. Our plans have been approved by the Company’s stockholders. The following summary information is presented for our plans on an aggregate basis as of August 31, 2007.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	4,287,000 Shares of Common Stock	$0.42 per Share	1,035,597 Shares of Common Stock
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

SHARE ISSUANCES

During the year ended August 31, 2007 we issued 50,000 shares to our CFO, Frederick Vandenberg, pursuant to a warrant agreement for proceeds of $15,000, and 55,000 shares pursuant to an option agreement for gross proceeds of $13,750.

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our independent registered public accounting firm, Ernst & Young LLP, provided audit and other services during the years ended August 31, 2007 and 2006 as follows:

	2007	2006
Audit Fees	$63,500	$55,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	14,000	-
Total Fees	$77,500	$55,500

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

All Other Fees. Those were the fees in connection with SB-2 and S-8 SEC filings paid to Ernst & Young LLP.

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

ITEM 14.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

23.1	Consent of Independent Registered Public Accounting Firm(1)

(1)	Filed as an exhibit to this Annual Report on Form 10-KSB

(b)	Reports on Form 8-K.

During the year we filed Form 8-K.

On March 1, 2007 we announced the Unregistered Sales of Equity Securities which is outlined in Note 7 (b) to the year ended August 31, 2007 financial statements.

On March 8, 2007 we filed Form 8-K outlining a letter agreement with Universal Music Group (“UMG”). The Company is UMG's primary method for online distribution of promotional music, video and other content and will be the only company-wide method for such distribution in the United States. The term of the letter agreement is a period of 13 months, commencing on March 1, 2007, and ending on March 31, 2008.

On July 19, 2007, we filed Form 8-K outlining Mr. Steven Vestergaard resigned as the Chief Financial Officer of the company and Mr. Frederick Vandenberg was appointed as the Chief Financial Officer of the company effective July 16, 2007. Mr. Vestergaard will remain as Chief Executive Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/ Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer
Director
Date: November 29, 2007

/s/ Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
Date: November 29, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer
(Principal Executive Officer)
Director
Date: November 29, 2007

By:	Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 29, 2007

By:	Edward Kolic
Edward Kolic
Director
Date: November 29, 2007

By:	/s/ Wayne Koshman
Wayne Koshman
Director
Date: November 29, 2007