Form 10QSB
period 2007-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2008-01-17
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended November 30, 2007

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number: 0-028259

DESTINY MEDIA TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1516745
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

800 – 570 Granville Street, Vancouver,
British Columbia Canada V6C 3P1
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (604) 609-7736

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months and (2) has been subject to the above filing requirements for the past 90 days.

Yes X No __

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,944,001 Shares of $0.001 par value common stock outstanding as of November 30, 2007.

Transitional small business disclosure format (check one):

Yes __ No X

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Three months ended November 30, 2007

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
[See Note 3 - Going Concern Uncertainty]
Unaudited

As at

	November 30,	August 31,
	2007	2007
	$	$

ASSETS
Current
Cash	670,931	1,215,183
Accounts and other receivables, net of allowance for
doubtful accounts of $10,399 [August 31, 2007 - $5,221] [note 7 & 10]	228,320	265,849
Loans [note 7]	98,485	—
Prepaid expenses	201,584	194,116
Total current assets	1,199,320	1,675,148
Property and equipment, net of accumulated
amortization of $292,769 [August 31, 2007 - $264,061]	127,457	111,907
Total assets	1,326,777	1,787,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	278,081	132,245
Accrued liabilities	172,864	193,197
Deposit from related party [note 7]	12,121	—
Deferred revenue	8,081	9,984
Total current liabilities	471,147	335,426
Obligation for share settlement [note 4]	100,000	100,000
Total liabilities	571,147	435,426

Commitments and contingencies [note 6 and 9]
Stockholders’ equity [note 5]
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 49,944,001 shares
[August 31, 2007 – 49,936,001 shares]	49,946	49,938
Issued and held for settlement: 133,333 shares
Additional paid-capital	8,594,301	8,484,231
Deficit	(8,029,867)	(7,218,267)
Accumulated other comprehensive loss	141,250	35,727
Total stockholders’ equity	755,630	1,351,629
Total liabilities and stockholders’ equity	1,326,777	1,787,055

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2007	2006
	$	$

Revenue [note 10]	356,648	167,581

Operating expenses
General and administrative	318,886	111,202
Sales and marketing	485,794	243,618
Research and development	378,173	112,617
Amortization	9,801	13,296
	1,192,654	480,733
Loss from operations	(836,006)	(313,152)
Other earnings (expenses)
Other income	18,188	—
Interest income	10,266	—
Interest and other expense	(4,048)	(3,378)
Net loss for the period	(811,600)	(316,530)

Net loss per common share, basic and diluted	(0.02)	(0.01)

Weighted average common shares
outstanding, basic and diluted	49,942,462	41,936,223

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF STOCK HOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated
			Additional		Other	Total
	Common stock		Paid-in		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
	#	$	$	$	$	$
Balance, August 31, 2007	49,936,001	49,938	8,484,231	(7,218,267)	35,727	1,351,629
Net loss	—	—	—	(811,600)	—	(811,600)
Foreign currency translation gain	—	—	—	—	105,523	105,523
Comprehensive loss	—	—	—	—	—	(706,077)
Common stock issued on options exercised	8,000	8	1,992	—	—	2,000
Stock based compensation	—	—	108,078	—	—	108,078
Balance, November 30, 2007	49,944,001	49,946	8,029,867	(8029,867)	141,250	755,630

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2007	2006
	$	$

OPERATING ACTIVITIES
Net loss for the period	(811,600)	(316,530)
Items not involving cash:
Amortization	9,801	13,296
Amortization of deferred lease benefit	—	(8,377)
Stock-based compensation	108,078	137,565
Changes in non-cash working capital:
Accounts and other receivables	55,517	40,916
Inventory	—	191
Loan	(98,521)	—
Prepaid expenses	6,437	—
Accounts payable and accrued liabilities	121,497	(6,205)
Deferred revenue	(2,619)	(2,445)
Net cash used in operating activities	(611,410)	(141,589)

INVESTING ACTIVITIES
Purchase of equipment	(23,401)	(511)
Proceeds on disposition of capital assets	1,071	—
Net cash used in investing activities	(22,330)	(511)

FINANCING ACTIVITIES
Net (repayments) proceeds on shareholder loans payable	—	(16,868)
Proceeds from common stock to be issued	—	27,500
Proceeds from exercise of stock options	2,000	—
Net cash provided by financing activities	2,000	10,632

Effect of foreign exchange rate changes on cash	87,488	(2,494)

Net increase (decrease) in cash	(544,252)	(133,962)
Cash, beginning of period	1,215,183	156,337
Cash, end of period	670,931	22,375

Supplementary disclosure
Cash paid for interest	4,048	3,378

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2007	Unaudited

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ended August 31, 2008.

The balance sheet at August 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2007.

3. GOING CONCERN UNCERTAINTY

The financial statements have been prepared by management in accordance with United States generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

During the quarter ended November 30, 2007, the Company is aggressively implementing its business plan of transitioning new and existing customers (“record labels”) to transactional based contracts through the full commercial deployment of its “Play MPE”™ system. The Company is pursuing transaction fee based agreements with other large record labels and has developed an “Indie Uploader” system for smaller labels available on www.myplaympe.com. Through the end of the current quarter, the Company continued to utilize cash in operations ($611,410 for the quarter ending November 30, 2007). However, management expects revenues, and cashflows, to increase

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2007	Unaudited

3. GOING CONCERN UNCERTAINTY (cont’d.)

significantly in fiscal 2008. Depending on the Company’s ability to grow sales and related cash flows, the Company may need to raise additional funds to complete its business plan due to the significant working capital decrease. The Company’s goal is to obtain these funds through an optimal mix of internal and external financing opportunities including cash flows from operations, strategic partnerships and equity financings.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2007	Unaudited

5. SHARE CAPITAL

[a] Issued and Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the three months ended November 30, 2007, 8,000 stock options were exercised for cash proceeds of $2,000.

[b] Stock option plans

The Company had previously reserved a total of 8,850,000 common shares for issuance under its existing stock option plans, of which, 1,490,375 remain available for future option issuance. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-based Payment Award Activity

A summary of option activity under the Plans as of November 30, 2007, and changes during the three-month period ended is presented below:

			Weighted
			Average	Average
		Weighted	Remaining	Intrinsic Value
		Average	Contractual	$
Options	Shares	Exercise Price	Term
Outstanding at August 31, 2007	4,287,000	0.42	3.64	796,210
Granted	150,000	0.25	4.50	24,000
Exercised	(8,000)	(0.25)
Outstanding at November 30, 2007	4,429,000	0.47	3.49	439,270
Vested or expected to vest at
November 30, 2007	4,429,000	0.47	3.49	439,270
Exercisable at November 30, 2007	3,851,709	0.46	3.38	389,708

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2007	Unaudited

5. SHARE CAPITAL (cont’d.)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at November 30, 2007.

[c] Stock-based compensation plans

Impact of Adoption of FAS 123(R)

At November 30, 2007, the Company has two stock-based employee compensation plans. Prior to September 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. Effective September 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three-month ended November 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted, modified or cancelled, subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three-month ended November 30, 2007 has considerations for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behavior as well as trends of actual option forfeitures.

Total stock-based compensation for the three-month period ended November 30, 2007 includes stock-based compensation expense related to employees of $83,098 and stock-based-compensation expense related to consultants of $24,980 reported in the statement of operations as follows:

	November 30,	November 30,
	2007	2006
	$	$

Stock-based compensation:
General and administrative	22,402	4,573
Sales and marketing	59,109	128,361
Research and development	26,567	4,631
Total stock-based compensation	108,078	137,565

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2007	Unaudited

5. SHARE CAPITAL (cont’d.)

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three months ended
	November 30,	November 30,
	2007	2006

Expected life of stock options (years)	2.50	2.50-5.0
Expected volatility	85%	86-94%
Risk-free interest rate	4.51%	3.9-4.2%
Dividend yields	—	—

The weighted-average grant-date fair value of options granted during the three-month period ended November 30, 2007 and 2006 was $0.27 and $0.11, respectively.

As of November 30, 2007 there was $143,000 of unrecognized stock-based compensation cost related to employee stock options granted under the plans, which is expected to be fully recognized over the next 18 months.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2007	Unaudited

5. SHARE CAPITAL (cont’d.)

[d] Warrants

As at November 30, 2007, the Company has the following common stock warrants outstanding:

	Number of Common	Exercise Price
	Shares Issuable	$	Date of Expiry

$0.22 Warrants	950,000	0.22	August 25, 2011
$0.40 Warrants	361,000	0.40	February 28, 2012
$0.50 Warrants	5,800,000	0.50	February 28, 2012
$0.70 Warrants	500,000	0.70	April 9, 2012
	7,611,000

5,400,000 of the $0.50 warrants have a forced conversion feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than $1.25 if certain conditions are met.

On September 11, 2006, the Company entered into an agreement with Bryant Park Capital to act as an exclusive financial advisor to provide strategic assistance and maximize shareholder value. As part of the agreement, the Company has issued 950,000 warrants with a strike price of $0.22. On April 9, 2007, the Company modified and expanded its agreement with Bryant Park Capital to include additional services not previously contemplated in the original agreement. As compensation, the Company paid Bryant Park Capital $7,500 per month to the end of September 2007 and issued an additional 500,000 warrants exercisable into common shares at a price of $0.70. The warrants vest monthly over the six months following the signing of the agreement.

The fair value of the 83,333 $0.70 warrants, which vested during the three-month ended November 30, 2007, was measured using the Black-Scholes option-pricing model and amounted to $24,980. This amount was expensed to sales and marketing in the statement of operations.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2007	Unaudited

6. COMMITMENTS

The Company is committed to payments under its premises lease, which expires on August 30, 2010 as follows:

$

2008	210,162
2009	245,146
2010	245,146
700,454

The Company has entered into sublease agreements as described in note 7, to offset the cost commitments above which have not been reflected in the above amounts.

7. RELATED PARTY TRANSACTIONS

During the period ended November 30, 2007, the Company entered into a sublease agreement with a director effective September 1, 2007. The term of the sublease is 1 year expiring on August 31, 2008, and calls for committed monthly payments of $6,063 which offsets our lease cost and a deposit of $12,121 has been received which will be applied to the last two months lease agreements.

Loans outstanding are amounts owing from management employees and due on demand and attracts interest at 7.5% repayable against salary and wages and repayments during the second quarter.

8. INCOME TAX

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through 2007, the tax years which remain subject to examination by major tax jurisdictions as of November 30, 2007. The Company may be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2007	Unaudited

9. CONTINGENCIES

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

On June 7, 2007 the defendant filed a statement of defense, denying the allegations set out in the statement of claim dated May 3, 2007, and counterclaim against the Company and its CEO, Steve Vestergaard, also in the amount of $25,000,000, for making statements constituting defamation and injurious falsehood, making false or misleading statements tending to discredit the business, making false or misleading representations contrary to the Competition Act, and unlawful interference with the defendant’s economic relations. The Company further requests an injunction from continuing the defamatory actions. No amount has been recognized as a receivable for damages as outlined in the statement of claim. The amount of damages awarded, if any, in relation to either counterclaim cannot be reasonably estimated and no receivables or payables have been recognized. Management does not believe that the outcome of this matter will have an adverse impact on its results of operations and financial condition.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2007	Unaudited

10. SEGMENTED INFORMATION AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by location of customer, is as follows:

	Three Months Ended
	November 30
	2007	2006
	$	$

MPE®

United States	233,336	74,203
Canada	28,928	—
Total MPE® Revenue	262,264	74,203

Clipstream ® & Pirate Radio

United States	82,018	76,545
Canada	7,170	4,689
Other	5,196	12,144
Total Clipstream ® & Pirate Radio Revenue	94,384	93,378

Total Revenue	356,648	167,581

During the three months ended November 30, 2007, one customer represented 49% of the total revenue balance [November 30, 2006 – one customer represented 23% of the total revenue balance].

As at November 30, 2007, two customers represented 43% of the trade receivables balance of $85,040 [November 30, 2006 – two customers represented 55%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2007	Unaudited

11. RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal periods beginning after November 15, 2007. The Company will adopt SFAS 159 effective September 1, 2008 and does not expect the adoption to have a material impact on the Company’s financial statements.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2007	Unaudited

12. SUBSEQUENT EVENTS

On December 18, 2007, the Company received a new signed agreement with another Major record label. This agreement represents the second of four record labels commonly referred to as the Major Record Label group in the United States. Though this agreement’s effective date is November 1, 2007, we have not recognized any receivable or revenue during the period in respect of this agreement in accordance with SOP 97-2 which requires persuasive evidence of the existence of an agreement. As the agreement was signed by both parties subsequent to November 30, 2008, evidence of this agreement occurred subsequent to the end of the first quarter and, accordingly, revenue will be recognized subsequent to the first quarter in accordance with the provisions of SOP 97-2.

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

Clipstream® products include:

Clipstream®: embeds high fidelity audio and video on demand into web pages and emails http://www.clipstream.com

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

MPE® products include:

Play MPE®: over 1,000 record labels use this service to deliver pre-release music and music videos to trusted recipients including radio station program directors, music buyers, record label staff and the media. Over 69,000 songs have been sent through this system.
http://www.plaympe.com

MyPlayMPE: a self service system for smaller independents to distribute music and music videos through Play MPE(TM) http://www.myplaympe.com

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007

Revenue

Overall, our first quarter revenues grew by 29% over the previous quarter to $356,648. This represents the highest quarterly revenue in the Company’s history and exceeded management projections. This revenue growth was primary due to an increase in our total MPE™ revenue. Revenue associated with our MPE® technology has grown by approximately 253% compare to the same quarter of last year and has grown approximately 31% compared to the last quarter and now represents approximately 74% of our total revenue. This acceleration in MPE® revenue is the direct result of the progress we have made in becoming an industry standard across geographic locations and across formats. During this quarter we continued to transition our customers to transactional based contracts and revenue continued to grow through to the end of the quarter.

Subsequent to the end of the quarter we signed an agreement with the second of the four record labels considered the four Major Record Labels. We have not recognized any amount receivable or included any revenue in respect of this agreement in accordance with SOP 97-2 as persuasive evidence of the agreement did not occur until December 18, 2007, subsequent to the end of the quarter. Thus our record revenues during the quarter were achieved without this significant agreement.

Our revenue model is based on invoicing on a price per “send”. At January 11, 2008, we have delivered more than 69,000 individual songs in more than 95,000,000 transactions. We refer to a “transaction” as one song which is made available to one recipient. For revenue purposes, fees are based on “sends” as defined in their respective agreements, and could include a single transaction or group of transactions. A “send” is a song, bundle of songs, album, box set, or video, authorized to be sent to a particular recipient. The revenue associated with each “send” will be on a sliding scale depending on the size of the particular send.

The MPE® security engine powers two products: the Play MPEä (www.plaympe.com) media distribution system, and our online music store software suite (www.podds.ca). Our www.myplaympe.com system was launched immediately following the year end. MyPlayMPE is a system catered to smaller independent labels and allows access to our distribution network.

Approximately 24% of our revenues are derived from sales of our Clipstream® software, and increased from the same quarter of last year by 1% and increased from the last quarter by 22%.

Radio Destiny sales represent 2% of our total revenue.

Operating Expenses

General and administrative	November 30	November 30	$	%
	2007	2006	Change	Change
	(3 months)	(3 months)

Wages and benefits	97,768	53,256	44,512	83.6%
Rent	13,435	7,560	5,875	77.7%
Telecommunications	5,687	3,535	2,152	60.9%
Bad debt	4,956	(7,375)	12,331	(167.2%	)
Office and miscellaneous	100,426	11,190	89,236	797.5%
Professional fees	96,614	43,036	53,578	124.5%

	318,886	111,202	207,684	186%

General and Administrative. Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The increase in salaries and wages is due in part to the increase in non-cash compensation, and additional staff. The increase in professional fees is due to a greater volume of legal work associated with securities, litigation, contracts, patents and trademarks. Office and miscellaneous costs have increased as a result of a listing application and foreign exchange losses.

At the end of fiscal 2007 (August 31, 2007), we moved offices due to a proposed rent increase and to accommodate anticipated growth in staff. We were able to secure approximately double the square footage for approximately the same cost as the proposed rent increase. The new space is sufficiently large and efficient to accommodate our growth while providing some space to sub-lease. The rent expense listed above is offset by our rental income which is included in “Other income” on the face the Statement of Operations.

Sales and marketing	November 30	November 30	$	%
	2007	2006	Change	Change
	(3 months)	(3 months)

Wages and benefits	167,501	61,856	105,645	170.8%
Rent	22,128	7,560	14,568	192.7%
Telecommunications	9,367	3,535	5,832	165.0%
Meals and entertainment	4,639	631	4,008	635.2%
Travel	17,556	1,553	16,003	1030.5%
Advertising and marketing	264,603	168,483	96,120	57.1%

	485,794	243,618	242,176	99.4%

Sales and marketing. Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The majority of this increase was due to additional staff to further the distribution and acceptance of the Play MPE™ distribution system. The increase in advertising and marketing is due primarily to a non-cash stock compensation expense, valued at $24,980, related to warrants granted to a consultant of the company providing strategic investment advisory services and in part to a rise in marketing fees associated with our MPE system. As a result of this increased marketing expenditure, adoption and usage of the Play MPE system increased significantly during the quarter.

Research and development	November 30	November 30	$	%
	2007	2006	Change	Change
	(3 months)	(3 months)

Wages and benefits	316,309	93,198	223,111	239.4%
Rent	43,465	13,231	20,234	228.5%
Telecommunications	18,399	6,188	12,211	197.3%

	378,173	112,617	265,556	235.8%

Research and Development. Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase is mainly due to both increased staff and stock based compensation.

Amortization

Amortization expense arose from fixed assets and other assets. Amortization decreased to $9,801 for the three months ended November 30, 2007 from $13,296 for the three months ended November 30, 2006, a decrease of $3,495 or 26%.

Other earnings and expenses

Other income increased by $18,188 for the three months ended November 30, 2007 reflects rent collected from a sub-lease of our office space.

Interest income increased by $10,266 for the three months ended November 30, 2007 as a result of the investment on GICs and bonds.

Interest and other expense increased to $4,048 for the three months ended November 30, 2007 from $3,378 for the three months ended November 30, 2006, an increase of $670.

Losses

Our loss from operations increased to $836,006 for the three months ended November 30, 2007 from $313,152 for the three months ended November 30, 2006, representing an increase of $522,854. Our net loss increased to $811,600 for the three months ended November 30, 2007 from $316,530 for the three months ended November 30, 2006, representing an increase of $495,070 or 156%.

For our quarter ending November 30, 2007, our management plans to increase sales and marketing of Clipstream(tm) licenses and to transition trial phase customers of Play MPE(tm) to a commercial transaction model.

We may need to raise additional funds to complete our business plan due to our significant working capital decrease. Our goal is to obtain these funds through an optimal mix of internal and external financing opportunities including cash flows from operations, strategic partnerships and equity financings. There is no assurance that we will achieve the required financing.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $670,931 as at November 30, 2007 compared to cash of $1,215,183 as at August 31, 2007. We had a working capital surplus of $728,173 as at November 30, 2007 compared to a working capital surplus of $1,339,722 as at August 31, 2007.

Working Capital Surplus

The decrease in our working capital surplus is attributed to a significant decrease in cash.

Our accounts payable and accrued liabilities increased to $450,945 as at November 30, 2007 from $325,442 at August 31, 2007, representing an increase of $125,503 or 39%. Included in our accounts payable and accrued liabilities balance as at November 30, 2007 is $172,864 of accrued liabilities and $278,081 trade accounts payable.

A deposit increased to $12,121 as at November 30, 2007 from $0 as at August 31, 2007.

Our current deferred revenues decreased to $8,081 as at November 30, 2007 from $9,984 as at August 31, 2007, representing a total decrease of $1,903 or 19%.

CASHFLOWS

Operating

Net cash used in operating activities increased to $611,410 for the three months ending November 30, 2007, compared to $141,589 for the three months ended November 30, 2006.

Investing

Net cash used in investing activities increased to $22,330 for purchasing equipment during the quarter ended November 30, 2007, as compared with $511 investing activities for the three months ended November 30, 2006.

Financing

Net cash provided from financing activities decreased to $2,000 during the period ended November 30, 2007, as compared to $10,632 over the same period in the prior year. The company received $2,000 of proceeds for exercising options as of November 30, 2007.

Going Concern

During the quarter ended November 30, 2007, the Company is aggressively implementing its business plan of transitioning new and existing customers (“record labels”) to transactional based contracts through the full commercial deployment of its “Play MPE”™ system. The Company is pursuing transaction fee based agreements with other large record labels and has developed an “Indie Uploader” system for smaller labels available on www.myplaympe.com. Through the end of the current quarter, the Company continued to utilize cash in operations ($611,410 for the quarter ending November 30, 2007). However, management expects revenues, and cashflows, to increase significantly in fiscal 2008. Depending on our ability to grow sales and related cash flows, we may need to raise additional funds to complete our business plan due to our significant working capital decrease. Our goal is to obtain these funds through an optimal mix of internal and external financing opportunities including cash flows from operations, strategic partnerships and equity financings.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Steven Vestergaard and Chief Financial Officer, Mr. Fred Vandenberg. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no material changes in our internal controls or in other factors that could materially affect internal controls subsequent to the date we carried out our evaluation.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

No developments subsequent to August 31, 2007,

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the quarter ended November 30, 2007.

Item 5. Other Information

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT NUMBER	DESCRIPTION
-------------------------	---------------------

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1) Filed as an exhibit to this Annual Report on Form 10-QSB

(b) Reports on Form 8-K.

During the quarter we did not file any form 8-K’s.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES INC.

Dated: January 16, 2008	/s/ Steven Vestergaard
Steven Vestergaard, Chief Executive Officer

and

Dated: January 16, 2008	/s/ Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer