Form 10QSB
period 2008-02-29
DESTINY MEDIA TECHNOLOGIES INC
filed 2008-04-21
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended February 29, 2008

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number: 0-028259

DESTINY MEDIA TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1516745
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

800 - 570 Granville Street, Vancouver,
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
Yes X No __

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,984,001 Shares of $0.001 par value common stock outstanding as of February 29, 2008.

Transitional small business disclosure format (check one):
Yes __ No X

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Six months ended February 29, 2008

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
[See Note 3 - Going Concern Uncertainty]
Unaudited

As at

	February 29,	August 31,
	2008	2007
	$	$

ASSETS
Current
Cash	208,976	1,215,183
Accounts and other receivables, net of allowance for
doubtful accounts of $13,588 [August 31, 2007 - $5,221] [note 10]	276,219	265,849
Prepaid expenses	165,882	194,116
Total current assets	651,077	1,675,148
Property and equipment, net of accumulated
amortization of $308,161 [August 31, 2007 - $264,061]	144,146	111,907
Total assets	795,223	1,787,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	316,278	132,245
Accrued liabilities [note 7]	327,187	193,197
Deferred revenue	10,851	9,984
Total current liabilities	654,316	335,426
Obligation for share settlement [note 4]	100,000	100,000
Total liabilities	754,316	435,426

Commitments and contingencies [note 6 and 9]
Stockholders’ equity [note 5]
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 49,984,001 shares
[August 31, 2007 – 49,936,001 shares]	49,986	49,938
Issued and held for settlement: 133,333 shares
Additional paid-capital	8,668,387	8,484,231
Deficit	(8,814,142)	(7,218,267)
Accumulated other comprehensive income	136,676	35,727
Total stockholders’ equity	40,907	1,351,629
Total liabilities and stockholders’ equity	795,223	1,787,055

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
	$	$	$	$

Revenue [note 10]	359,809	172,417	716,457	339,998

Operating expenses
General and administrative	312,853	154,477	631,739	265,679
Sales and marketing	435,796	274,281	921,590	517,899
Research and development	407,116	234,585	785,289	347,202
Amortization	11,744	13,765	21,545	27,061
	1,167,509	677,108	2,360,163	1,157,841
Loss from operations	(807,700)	(504,691)	(1,643,706)	(817,843)
Other income (expenses)
Other income	23,927	—	42,115	—
Interest income	4,693	—	14,959	—
Interest and other expense	(5,195)	(3,850)	(9,243)	(7,228)
Net loss	(784,275)	(508,541)	(1,595,875)	(825,071)

Net loss per common share, basic and diluted	(0.02)	(0.01)	(0.03)	(0.01)

Weighted average common shares
outstanding, basic and diluted	49,962,042	42,287,793	49,953,150	42,114,922

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF STOCK HOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated
			Additional		Other	Total
	Common stock		Paid-in		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
	#	$	$	$	$	$
Balance, August 31, 2007	49,936,001	49,938	8,484,231	(7,218,267)	35,727	1,351,629
Net loss	—	—	—	(1,595,875)	—	(1,595,875)
Foreign currency translation gain	—	—	—	—	100,949	100,949
Comprehensive loss	—	—	—	—	—	(1,494,926)
Common stock issued on options exercised	48,000	48	21,952	—	—	22,000
Stock based compensation	—	—	162,204	—	—	162,204
Balance, February 29, 2008	49,984,001	49,986	8,668,387	(8,814,142)	136,676	40,907

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Six Months	Six Months
	Ended	Ended
	February 29,	February 28,
	2008	2007
	$	$

OPERATING ACTIVITIES
Net loss for the period	(1,595,875)	(825,071)
Items not involving cash:
Amortization	21,545	27,061
Amortization of deferred lease benefit	—	(16,466)
Stock-based compensation	162,204	501,282
Changes in non-cash working capital:
Accounts and other receivables	10,645	39,642
Inventory	—	433
Prepaid expenses	43,692	(6,674)
Accounts payable and accrued liabilities	279,622	(88,382)
Deferred revenue	29	(5,005)
Net cash used in operating activities	(1,078,138)	(373,180)

INVESTING ACTIVITIES
Purchase of equipment	(37,056)	(11,989)
Proceeds on disposition of capital assets	1,063	—
Net cash used in investing activities	(35,993)	(11,989)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	2,150,000
Proceeds from exercise of stock options	22,000	147,500
Repayments of shareholder loans	—	(16,577)
Net cash provided by financing activities	22,000	2,280,923

Effect of foreign exchange rate changes on cash	85,924	(23,198)

Net increase (decrease) in cash	(1,006,207)	1,872,556
Cash, beginning of period	1,215,183	156,337
Cash, end of period	208,976	2,028,893

Supplementary disclosure
Cash paid for interest	9,243	7,228

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Six months ended February 29, 2008	Unaudited

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ended August 31, 2008.

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

During the six months ended February 29, 2008, the Company is aggressively implementing its business plan of transitioning new and existing customers (“record labels”) to transactional based contracts through the full commercial deployment of its “Play MPE”™ system. The Company is pursuing transaction fee based agreements with other large record labels and has developed an “Indie Uploader” system for smaller labels available on www.myplaympe.com. Through the six months ended February 29, 2008, the Company continued to utilize cash in operations ($1,078,138

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Six months ended February 29, 2008	Unaudited

3. GOING CONCERN UNCERTAINTY (cont’d.)

for the six months ended February 29, 2008 however, management expects revenues, and cashflows, to improve over the remainder of fiscal 2008. Depending on the Company’s ability to grow sales and related cash flows, the Company may need to raise additional funds to complete its business plan due to the significant working capital decrease. The Company’s goal is to obtain these funds through an optimal mix of internal and external financing opportunities including cash flows from operations, strategic partnerships and equity financings. There are no assurances that the Company will be successful in achieving these goals. In view of these conditions, the ability of the Company to continue as a going concern is not certain. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Six months ended February 29, 2008	Unaudited

5. SHARE CAPITAL

[a] Issued and Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the six months ended February 29, 2008, 48,000 stock options were exercised for cash proceeds of $22,000.

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

Stock-based Payment Award Activity

A summary of option activity under the Plans as of February 29, 2008, and changes during the six-month period ended is presented below:

			Weighted
			Average	Average
		Weighted	Remaining	Intrinsic Value
		Average	Contractual	$
Options	Shares	Exercise Price	Term
Outstanding at August 31, 2007	4,287,000	0.48	3.64	796,210
Granted	150,000	0.25	4.25	24,000
Exercised	(48,000)	(0.46)
Outstanding at February 29, 2008	4,389,000	0.47	3.24	1,129,800
Vested or expected to vest at
February 29, 2008	4,389,000	0.47	3.24	1,129,800
Exercisable at February 29, 2008	3,962,542	0.46	3.16	1,040,321

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Six months ended February 29, 2008	Unaudited

5. SHARE CAPITAL (cont’d.)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at February 29, 2008.

[c] Stock-based compensation plans

Impact of Adoption of FAS 123(R)

At February 29, 2008, the Company has two stock-based employee compensation plans. Prior to September 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. Effective September 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the six-month period ended February 28, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted, modified or cancelled, subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the six-month ended February 29, 2008 has considerations for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behavior as well as trends of actual option forfeitures.

Total stock-based compensation for the six-month period ended February 29, 2008 includes stock-based compensation expense related to employees of $137,224 and stock-based-compensation expense related to consultants of $24,980 reported in the statement of operations as follows:

	Three Months Ended		Six Months Ended
	February 29	February 28	February 29	February 28
	2008	2007	2008	2007
	$	$	$	$
Stock-based compensation:
General and administrative	15,067	72,621	37,469	77,194
Sales and marketing	19,050	164,209	78,159	292,570
Research and development	20,009	126,887	46,576	131,518
Total stock-based compensation	54,126	363,717	162,204	501,282

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Six months ended February 29, 2008	Unaudited

5. SHARE CAPITAL (cont’d.)

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for option grants issued in their respective periods are as follows:

	Three Months Ended		Six Months Ended
	February 29	February 28	February 29	February 28
	2008	2007	2008	2007
Expected term of stock options (years)	—	2.5-5.0	2.5	2.5-5.0
Expected volatility	—	85%-94%	85%	85%-94%
Risk-free interest rate	—	4.4%-5.0%	4.51%	3.9%-5.0%
Dividend yield	—	—	—	—

The weighted-average grant-date fair value of options granted during the six-month period ended February 29, 2008 and February 28, 2007 was $0.27 and $0.19, respectively.

As of February 29, 2008 there was $89,079 of unrecognized stock-based compensation cost related to employee stock options granted under the plans, which is expected to be fully recognized over the next 15 months.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Six months ended February 29, 2008	Unaudited

5. SHARE CAPITAL (cont’d.)

[d] Warrants

As at February 29, 2008, the Company has the following common stock warrants outstanding:

	Number of Common	Exercise Price
	Shares Issuable	$	Date of Expiry

$0.22 Warrants	950,000	0.22	August 25, 2011
$0.40 Warrants	361,000	0.40	February 28, 2012
$0.50 Warrants	5,800,000	0.50	February 28, 2012
$0.70 Warrants	500,000	0.70	April 9, 2012
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

The fair value of the 83,333 $0.70 warrants, which vested during the six-month ended February 29, 2008 was measured using the Black-Scholes option-pricing model and amounted to $24,980. This amount was expensed to sales and marketing in the statement of operations.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Six months ended February 29, 2008	Unaudited

6. COMMITMENTS

The Company is committed to payments under its premises lease, which expires on August 30, 2010 as follows:

$

2008	132,851
2009	245,146
2010	245,146
623,143

The Company has entered into sublease agreements, to offset the cost commitments above. All sublease income has been reported in other income in the statement of operations and has not been reflected in the amounts disclosed above.

7. RELATED PARTY TRANSACTIONS

During the period ended February 29, 2008, the Company entered into a sublease agreement with a director effective September 1, 2007. The term of the sublease is 1 year expiring on August 31, 2008, and calls for committed monthly payments of $6,016 which offsets our lease cost and a deposit of $12,260 has been received which will be applied to the last two months lease agreements. The rent deposit is included in accrued liabilities.

8. INCOME TAX

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”), on September 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through 2007, the tax years which remain subject to examination by major tax jurisdictions as of February 29, 2008. The Company may be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Six months ended February 29, 2008	Unaudited

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

No amount has been recognized as a receivable for damages as outlined in the statement of claim. The amount of damages awarded, if any, in relation to any claim or counterclaim cannot be reasonably estimated and no receivables or payables have been recognized. Management does not believe that the outcome of this matter will have an adverse impact on its results of operations and financial condition.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Six months ended February 29, 2008	Unaudited

10. SEGMENTED INFORMATION AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by location of customer, is as follows:

	Three Months Ended		Six Months Ended
	February 29	February 28	February 29	February 28
	2008	2007	2008	2007
	$	$	$	$
MPE®

United States	258,481	54,076	491,817	128,279
Canada	25,573	11,784	54,501	11,784
Total MPE®	284,054	65,860	546,318	140,063

Clipstream ® & Pirate Radio

United States	66,631	93,967	148,649	170,512
Canada	3,019	10,533	10,189	15,222
Other	6,105	2,057	11,301	14,201
Total Clipstream ® & Pirate Radio	75,755	106,557	170,139	199,935

Total revenue	359,809	172,417	716,457	339,998

During the six months ended February 29, 2008, one customer represented 49% of the total revenue balance [February 28, 2007 – one customer represented 23% of the total revenue balance].

As at February 29, 2008, one customer represented 51% of the trade receivables balance [February 28, 2007 – two customers represented 42%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Six months ended February 29, 2008	Unaudited

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

MPE® products include:

Play MPEä: over 1,000 record labels use this service to deliver pre-release music and music videos to trusted recipients including radio station program directors, music buyers, record label staff and the media. Over 69,000 songs have been sent through this system. http://www.plaympe.com

MyPlayMPE: a self service system for smaller independents to distribute music and music videos through Play MPEä http://www.myplaympe.com

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED FEBRUARY 29, 2008

Revenue

Overall revenue grew for the fifth consecutive quarter on the strength of the tenth consecutive quarter of growing Play MPE™ system access fees.

Our revenues for the quarter increased to $359,809 which represents an increase of more than 100% over the same period in the prior year and exceeds our previous record, set only in the previous quarter of this year. The increase is driven by a 300% increase to Play MPE™ system access fees.

As a result of the seasonality of new track releases, we had anticipated a reduction in the use of the Play MPE™ system during the latter half of December and early part of January as our record label clients have relatively little activity due to seasonal holidays.

Effective December 31, 2007, we ceased to provide trial access to the Play MPE™ system for all independent record labels and promoters across all formats. As a result, during the past four months (to March 31, 2008) we have reached agreements with more than 50 independent record labels, and approximately 30 independent promoters. The independent promoter agreements in turn represent in excess of 125 independent record labels. Many of these agreements were reached later in the quarter or into our third quarter and we expect these contracts to have a more significant impact on revenue as the year progresses.

Given the seasonal slowdown, and transition to transaction fee based contracts, management is very encouraged by our revenue growth and reaching a record for revenue for the second consecutive quarter.

Effective April 1, 2007, we signed a one year transaction based agreement with Universal Music Group. Additionally, on December 18, 2007, we signed a North America wide content distribution contract with EMI Music North America covering all sub-labels of the EMI group Along with contracts covering an additional 24 sub-labels of Warner Music Group and Sony/BMG, we believe this represents a significant endorsement and another milestone in the road to establishing Play MPE™ as the global leader in the secure distribution of pre-release music to radio.

Though the agreement with EMI Music North America was effective November 1, 2007, the full rollout internally amongst all labels of EMI Music North America remains underway and thus revenue associated with this contract represents less than 10% of our revenue for the quarter. We anticipate this revenue to grow significantly as they complete their transaction to digital delivery throughout the next several quarters.

Overall, our revenues increased to $716,457 for the six months ended February 29, 2008 from $339,998 for the six months ended February 28, 2007, more than doubling our revenue from the previous year.

Approximately 22% of our revenues are derived from sales of our Clipstream® software, and decreased from the six months ended February 28, 2007 by 15%. We hope to increase sales of Clipstream® licenses through our hosted solution, which should be available later in this year, and other license opportunities.

Radio Destiny sales represent 2% of our total revenue.

Operating Expenses

At the end of the second quarter of last year we positioned ourselves to market and support the Play MPE™ line of services internally. This required hiring additional staff in Play MPE™ management and support and additional software development staff. This shift began in March 2007 and has been the most significant impact to current expenditures. Our staffing has remained substantially the same since April 2007.

Additionally, we began targeted marketing and advertising campaigns to develop the market for Play MPE™. There have been modest increases in technical costs like internet bandwidth, equipment etc. over this same time period. During the latter half of fiscal 2007 and throughout fiscal 2008, we have been servicing a fully operational Play MPE™ system as our clients continued to use our system extensively. This allowed us to expand the use at both radio and record labels and to establish the Play MPE™ network.

While we have had additional variations which are discussed in more detail below, our expenditures have remained relatively unchanged since completing this transition and are not expected to increase significantly as we continue to transition our clients to transactional based contracts.

General and administrative	February 29	February 28	$	%
	2008	2007	Change	Change
	(6 months)	(6 months)

Wages and benefits	215,877	175,956	39,921	22.7%
Rent	27,461	15,125	12,336	81.6%
Telecommunications	9,593	6,697	2,896	43.2%
Bad debt	7,782	(6,189)	13,971	-225.7%
Office and miscellaneous	168,728	1,324	167,404	12643.8%
Professional fees	202,298	72,766	129,532	178.0%

	631,739	265,679	366,060	137.8%

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The increase in salaries and wages is due primarily to the increase in additional staff. The increase in professional fees is due to a greater volume of legal work associated with securities, litigation, contracts, patents and trademarks. Office and miscellaneous costs have increased as a result of a listing application, investor relations fees, and foreign exchange losses.

At the end of fiscal 2007 we moved offices due to a proposed rent increase and to accommodate anticipated growth in staff. We were able to secure approximately double the square footage for approximately the same cost as the proposed rent increase. The new space is sufficiently large and efficient to accommodate our growth while providing some space to sub-lease. The rent expense listed above is offset by our rental income which is included in “Other income” in the Statement of Operations.

Sales and marketing	February 29	February 28	$	%
	2008	2007	Change	Change
	(6 months)	(6 months)

Wages and benefits	351,873	192,861	159,012	82.4%
Rent	43,938	15,125	28,813	190.5%
Telecommunications	15,348	6,697	8,651	129.2%
Meals and entertainment	15,768	2,504	13,264	529.7%
Travel	38,195	5,333	32,862	616.2%
Advertising and marketing	456,468	295,379	161,089	54.5%

	921,590	517,899	403,691	77.9%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The majority of this increase was due to additional staff to further the distribution and acceptance of the Play MPE™ distribution system. The increase in advertising and marketing is due primarily to a rise in marketing fees associated with our MPE® system. As a result of this increased marketing expenditure, adoption and usage of the Play MPE™ system increased significantly during the quarter.

During the year, marketing efforts included attending various conventions to promote Play MPE™ as follows:

September 26-28, 2007: Exhibitor at the combined Radio & Records/National Association of Broadcasters Radio Show Convention in Charlotte, North Carolina (including several advertisements).

October 5-10, 2007: Billboard Dance Music Summit in Las Vegas, Nevada.

November 1, 2, 2007: The Hollywood Reporter, Billboard Film & TV Music Conference in Los Angeles, California.

November 15, 16, 2007: Radio & Record Christian Summit in Nashville, Tennessee.

November 28-30, 2007: Billboard R&B Hip Hop Conference in Atlanta, Georgia.

November 30-December 2, 2007: Billboard I Rock the Mic events in Miami, Florida.

November 28-30, 2007: Billboard R&B Hip Hop Conference in Atlanta, Georgia.

January 9, 2008: Billboard Digital Music Conference in Los Angeles, California.

Additionally, our staff have toured extensively throughout the United States meeting with major market radio networks expanding the knowledge and acceptance of our Play MPE™ system. Greater detail on our marketing efforts can be found at http://www.dsny.com/news/ ..

As part of our Clipstream® marketing we also attended:

October 5, 2007: Counsel of American Survey Research Organization’s (CASRO) 32nd Annual Conference in Scottsdale, Arizona.

October 29 –November 1, 2007: VON Fall Expo in Boston, Massachusetts.

Research and development	February 29	February 28	$	%
	2008	2007	Change	Change
	(6 months)	(6 months)

Wages and benefits	670,245	307,923	362,322	117.7%
Rent	85,261	26,468	58,793	222.1%
Telecommunications	29,783	11,720	18,063	154.1%
Repairs and maintenance	-	1,091	-	-

	785,289	347,202	439,178	126.5%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase is mainly due to increased staff.

Amortization

Amortization expense arose from fixed assets and other assets. Amortization decreased to $21,545 for the six months ended February 29, 2008 from $27,061 for the six months ended February 28, 2007, a decrease of $5,516 or 20%.

Other earnings and expenses

Other income increased by $42,115 for the six months ended February 29, 2008 and reflects rent collected from sub-leases of our office space.

Interest income increased by $14,959 for the six months ended February 29, 2008 as a result of the investment on GICs and bonds.

Interest expense increased to $9,243 for the six months ended February 29, 2008 from $7,228 for the six months ended February 28, 2007, an increase of $2,015.

Losses

Our loss from operations increased to $1,643,706 for the six months ended February 29, 2008 from $817,843 for the six months ended February 28, 2007, representing an increase of $825,863. Our net loss increased to $1,595,875 for the six months ended February 29, 2008 from $825,071 for the six months ended February 28, 2007, representing an increase of $770,804 or 93%.

For our quarter ending February 29, 2008, our acceptance and penetration for our Play MPE™ system had reached a level which allowed us to cease to provide trial access to our independent record labels and promoters across all formats. Since that time we have signed many of our users to transaction based contracts and we continue to pursue additional contracts. We anticipate expanding the use of our system by existing customers. Additionally we are in active contract negotiations with most major record labels in Europe, Asia and Australia.

Our revenue has increased significantly and we hope to continue this progress by way of increased revenue generating contracts for Play MPE™, an expansion into Europe and Australia and more use by existing customers. However, as we have increased staff and marketing expenditures our losses have increased. These increases are part of our business plan as we expect to continue to realize future increases in revenue.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $208,976 as at February 29, 2008 compared to cash of $1,215,183 as at August 31, 2007. We had a working capital deficiency of $3,239 as at February 29, 2008 compared to a working capital surplus of $1,339,722 as at August 31, 2007.

Working Capital

The decrease in our working capital is substantially attributed to the use of cash in operating activities of $1,078,138.

The change in non-cash working capital was $393,974 for the six months ended February 29, 2008, primarily as a result of delaying payment on accounts payable and accrued liabilities. Our accounts payable and accrued liabilities increased to $631,205 as at February 29, 2008 from $325,442 at August 31, 2007, representing an increase of $305,763 or 94%.

CASHFLOWS

Operating

Net cash used in operating activities increased to $1,078,138 for the six months ending February 29, 2008, compared to $373,180 for the six months ended February 28, 2007.

Investing

Net cash used in investing activities increased to $35,993 for purchasing equipment during the six months ended February 29, 2008, as compared with $11,989 investing activities for the six months ended February 29, 2007.

Financing

Net cash provided from financing activities decreased to $22,000 during the six months ended February 29, 2008, as compared to $2,280,923 over the same period in the prior year. The company received $22,000 of proceeds on the exercising of stock options as of February 29, 2008.

Going Concern

During the six months ended February 29, 2008, we are aggressively implementing our business plan of transitioning new and existing customers (“record labels”) to transactional based contracts through the full commercial deployment of its “Play MPE”™ system. We are pursuing transaction fee based agreements with other large record labels and have developed an “Indie Uploader” system for smaller labels available on www.myplaympe.com. During the six months ended February 29, 2008, we continued to utilize cash in operations ($1,078,138 for the six months ended February 29, 2008), however, we expect revenues, and cashflows, to improve for the remainder of fiscal 2008. Depending on our ability to grow sales and related cash flows, we may need to raise additional funds to complete our business plan due to our significant working capital decrease. Our goal is to obtain these funds through an optimal mix of internal and external financing opportunities including cash flows from operations, strategic partnerships and equity financings.

There are no assurances that we will be successful in achieving these goals. In view of these conditions, our ability of the Company to continue as a going concern is not certain. Our interim financial statements do not give effect to any adjustments which would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying interim financial statements.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at February 29, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Steven Vestergaard and Chief Financial Officer, Mr. Fred Vandenberg. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no material changes in our internal controls or in other factors that could materially affect internal controls subsequent to the date we carried out our evaluation.

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

No matters were submitted to a vote of securities holders during the six months ended February 29, 2008.

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

During the six months ended February 29, 2008, we filed the following reports on Form 8-K.

On December 21, 2007 we announced Destiny Media Technologies had agreed to terms with a second of four major record labels for the digital distribution of content through the Play MPE™ system in Canada, the United States and Mexico. The agreement would be effective November 1, 2007. Further details on this agreement were announced on February 1, 2008.

On February 1, 2008 we announced an agreement with EMI Music North America to distribute their music digitally through the internet to radio stations and other trusted recipients in Canada, the United States and Mexico using the company's secure Play MPE digital distribution system (http://www.plaympe.com). The contract is effective November 1, 2007 and is for a one year term.

On February 19, 2008 we announced Destiny Media Technologies has received an opinion regarding whether existing common shares constitute a qualified investment for a trust governed by a registered retirement savings plan (a “RRSP”) for Canadian Income Tax purposes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES INC.

Dated: April 21, 2008	/s/ Steven Vestergaard
Steven Vestergaard, Chief Executive Officer

and

Dated: April 21, 2008	/s/ Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer