Form 10QSB
period 2008-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2008-07-15
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended May 31, 2008

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

Yes [ X ] No [     ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,492,901 Shares of $0.001 par value common stock outstanding as of May 31, 2008.

Transitional small business disclosure format (check one):

Yes [     ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Nine months ended May 31, 2008

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
[See Note 3 - Going Concern Uncertainty]
Unaudited

As at

	May 31,	August 31,
	2008	2007
	$	$

ASSETS
Current
Cash	141,659	1,215,183
Accounts and other receivables, net of allowance for
doubtful accounts of $12,382 [August 31, 2007 - $5,221] [note 10]	274,329	265,849
Prepaid expenses	158,541	194,116
Total current assets	574,529	1,675,148
Property and equipment, net of accumulated
amortization of $315,901 [August 31, 2007 - $264,061]	131,330	111,907
Total assets	705,859	1,787,055

LIABILITIES AND STOCKHOLDERS’EQUITY
Current
Accounts payable	357,047	132,245
Accrued liabilities [note 7]	260,989	193,197
Loan Payable [note 7]	134,032	—
Deferred revenue	7,493	9,984
Total current liabilities	759,561	335,426
Obligation for share settlement [note 4]	100,000	100,000
Total liabilities	859,561	435,426

Commitments and contingencies [notes 6 and 9]
Stockholders’equity [note 5]
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 50,492,901 shares
[August 31, 2007 –49,936,001 shares]	50,495	49,938
Issued and held for settlement: 133,333 shares
Additional paid-capital	8,965,602	8,484,231
Deficit	(9,299,702)	(7,218,267)
Accumulated other comprehensive income	129,903	35,727
Total stockholders’equity	(153,702)	1,351,629
Total liabilities and stockholders’equity	705,859	1,787,055

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF OPERATIONS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007
	$	$	$	$

Revenue [note 10]	369,098	259,208	1,085,555	599,206

Operating expenses
General and administrative	206,646	223,977	838,385	489,656
Sales and marketing	323,330	372,168	1,244,920	890,067
Research and development	335,540	272,904	1,120,829	620,106
Amortization	11,781	16,530	33,326	43,591
	877,297	885,579	3,237,460	2,043,420
Loss from operations	(508,199)	(626,371)	(2,151,905)	(1,444,214)
Other income (expenses)
Other income	31,384	—	73,499	—
Interest income	492	18,525	15,451	18,525
Interest and other expense	(9,237)	(3,134)	(18,480)	(10,362)
Net loss	(485,560)	(610,980)	(2,081,435)	(1,436,051)

Net loss per common share, basic and diluted	(0.01)	(0.01)	(0.04)	(0.03)

Weighted average common shares outstanding, basic and diluted	50,027,866	48,765,881	49,985,729	44,356,271

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF STOCK HOLDERS’EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated
			Additional		Other	Total
	Common stock		Paid-in		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
	#	$	$	$	$	$
Balance, August 31, 2007	49,936,001	49,938	8,484,231	(7,218,267)	35,727	1,351,629
Net loss	—	—	—	(2,081,435)	—	(2,081,435)
Foreign currency translation gain	—	—	—	—	94,176	94,176
Comprehensive loss	—	—	—	—	—	(1,987,259)
Common stock issued on options exercised	86,400	86	41,114	—	—	41,200
Common stock issued on Private Placement	470,500	471	258,304	—	—	258,775
Stock based compensation	—	—	181,953	—	—	181,953
Balance, May 31, 2008	50,492,901	50,495	8,965,602	(9,299,702)	129,903	(153,702)

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2008	2007
	$	$

OPERATING ACTIVITIES
Net loss for the period	(2,081,435)	(1,436,051)
Items not involving cash:
Amortization	33,326	43,591
Amortization of deferred lease benefit	—	(24,779)
Stock-based compensation	181,953	637,396
Changes in non-cash working capital:
Accounts and other receivables	8,796	(72,942)
Inventory	—	1,028
Prepaid expenses	48,617	(26,498)
Accounts payable and accrued liabilities	268,990	(52,161)
Deferred revenue	(3,157)	8,625
Net cash used in operating activities	(1,542,910)	(921,791)

INVESTING ACTIVITIES
Purchase of equipment	(44,921)	(46,448)
Proceeds on disposition of property and equipment	1,060	—
Net cash used in investing activities	(43,861)	(46,448)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	258,775	1,970,815
Proceeds from exercise of stock options	41,200	186,000
Proceeds from exercise of warrants	—	505,000
Proceeds from shareholder loans	134,032	—
Repayments of shareholder loans	—	(16,632)
Net cash provided by financing activities	434,007	2,645,183

Effect of foreign exchange rate changes on cash	79,240	132,379

Net increase (decrease) in cash	(1,073,524)	1,809,323
Cash, beginning of period	1,215,183	156,337
Cash, end of period	141,659	1,965,660

Supplementary disclosure
Cash paid for interest	13,480	10,362

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Nine months ended May 31, 2008	Unaudited

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ended August 31, 2008.

The balance sheet at August 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended August 31, 2007.

3. GOING CONCERN UNCERTAINTY

The unaudited interim consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

During the nine months ended May 31, 2008, the Company is aggressively implementing its business plan of transitioning new and existing customers (“record labels”) to transactional based contracts through the full commercial deployment of its “Play MPE”™ system. The Company is pursuing transaction fee based agreements with other large record labels and has developed an “Indie Uploader”system for smaller labels available on www.myplaympe.com. Through the nine months ended May 31, 2008, the Company continued to utilize cash in operations ($1,542,910).

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Nine months ended May 31, 2008	Unaudited

3. GOING CONCERN UNCERTAINTY (cont’d.)

However, management expects revenues, and cashflows, to improve over the remainder of fiscal 2008. Depending on the Company’s ability to grow sales and related cash flows, the Company may need to raise additional funds to complete its business plan due to the significant working capital decrease. The Company’s goal is to obtain these funds through an optimal mix of internal and external financing opportunities including cash flows from operations, strategic partnerships and equity financings. There are no assurances that the Company will be successful in achieving these goals. In view of these conditions, the ability of the Company to continue as a going concern is not certain. These unaudited interim consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited interim consolidated financial statements.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Nine months ended May 31, 2008	Unaudited

5. SHARE CAPITAL

[a] Issued and Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the nine months ended May 31, 2008, the Company completed a private placement which consisted of the issuance of 470,500 units at $0.55 for net cash proceeds of $258,775. Each unit consists of one common share and 1/2 warrant exercisable into one common share at $0.60 expiring November 30, 2009.

Also, 86,400 stock options were exercised during the nine months ended May 31, 2008 for cash proceeds of $41,200.

[b] Stock option plans

The Company had previously reserved a total of 8,850,000 common shares for issuance under its existing stock option plans, of which, 1,340,375 remain available for future option issuance. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months or 3 years. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-based Payment Award Activity

A summary of option activity under the Plans as of May 31, 2008, and changes during the nine-month period ended is presented below:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	$
Outstanding at August 31, 2007	4,287,000	0.48	3.64	796,210
Granted	300,000	0.45	4.41	52,500
Exercised	(86,400)	(0.48)
Outstanding at May 31, 2008	4,500,600	0.48	3.06	719,060
Vested at May 31, 2008	4,105,684	0.46	2.92	679,804
Exercisable at May 31, 2008	4,019,284	0.46	2.94	669,164

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Nine months ended May 31, 2008	Unaudited

5. SHARE CAPITAL (cont’d.)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at May 31, 2008.

[c] Stock-based compensation plans
Impact of Adoption of FAS 123(R)

At May 31, 2008, the Company has two stock-based employee compensation plans. Prior to September 1, 2006, the Company accounted for the plan under the recognition and measurement provisions of APB Opinion No.25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No 123, Accounting for Stock-Based Compensation. Effective September 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the nine-month period ended May 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of September 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted, modified or cancelled, subsequent to September 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the nine-month ended May 31, 2008 has considerations for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behavior as well as trends of actual option forfeitures.

Total stock-based compensation for the nine-month period ended May 31, 2008 includes stock-based compensation expense related to employees of $156,973 and stock-based-compensation expense related to consultants of $24,980 reported in the statement of operations as follows:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2008	2007	2008	2007
	$	$	$	$
Stock-based compensation:
General and administrative	3,927	8,733	41,396	85,927
Sales and marketing	7,056	116,740	85,215	409,310
Research and development	8,766	10,641	55,342	142,159

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Nine months ended May 31, 2008	Unaudited

5. SHARE CAPITAL (cont’d.)

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for option grants issued in their respective periods are as follows:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2008	2007	2008	2007
Expected term of stock options (years)	2.5	2.5-5.0	2.5	2.5-5.0
Expected volatility	92%	85%-91%	85%-92%	85%-94%
Risk-free interest rate	2.31%	4.5%-4.67%	2.31%-4.51%	3.9%-5.0%
Dividend yield	—	—	—	—

The weighted-average grant-date fair value of options granted during the nine-month period ended May 31, 2008 and May 31, 2007 was $0.31 and $0.22, respectively.

As of May 31, 2008 there was $121,633 of unrecognized stock-based compensation cost related to employee stock options granted under the plans, which is expected to be fully recognized over the next 34 months.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Nine months ended May 31, 2008	Unaudited

5. SHARE CAPITAL (cont’d.)
[d] Warrants

As at May 31, 2008, the Company has the following common stock warrants outstanding:

	Number of	Exercise
	Common	Price
	Shares Issuable	$	Date of Expiry

$0.22 Warrants	950,000	0.22	August 25, 2011
$0.40 Warrants	361,000	0.40	February 28, 2012
$0.50 Warrants	5,800,000	0.50	February 28, 2012
$0.60 Warrants	235,250	0.60	November 30, 2009
$0.70 Warrants	500,000	0.70	April 9, 2012
	7,846,250

5,400,000 of the $0.50 warrants have a forced conversion feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than $1.25 if certain conditions are met.

All of the $0.60 warrants have a forced conversion feature by which the Company can demand exercise of the share purchase warrants if the common stock trades at a price equal to or greater than $0.80 if certain conditions are met.

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

The fair value of the 83,333 $0.70 warrants, which vested during the nine-month ended May 31, 2008 was measured using the Black-Scholes option-pricing model and amounted to $24,980. This amount was expensed to sales and marketing in the statement of operations.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Nine months ended May 31, 2008	Unaudited

6. COMMITMENTS

The Company is committed to payments under its premises lease, which expires on August 30, 2010 as follows:

$

2008	28,533
2009	273,713
2010	273,713
575,959

The Company has entered into sublease agreements to offset the cost commitments above. All sublease income has been reported in other income in the statement of operations and has not been reflected in the amounts disclosed above.

7. RELATED PARTY TRANSACTIONS

During the period ended May 31, 2008, the Company entered into a sublease agreement with a director effective September 1, 2007. The term of the sublease is 1 year expiring on August 31, 2008, and calls for committed monthly payments of $6,016 which offsets our lease cost and a deposit of $12,260 has been received which will be applied to the last two months lease agreements. The rent deposit is included in accrued liabilities.

The Company has received a demand loan bearing interest at 5.5% from CEO Steve Vestergaard with no fixed repayment terms.

8. INCOME TAX

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”(“FIN 48”), on September 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition,

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Nine months ended May 31, 2008	Unaudited

classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through 2007, the tax years which remain subject to examination by major tax jurisdictions as of May 31, 2008. The Company may be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Nine months ended May 31, 2008	Unaudited

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

10. SEGMENTED INFORMATION AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by location of customer, is as follows:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2008	2007	2008	2007
	$	$	$	$
MPE®

United States	272,979	157,498	764,796	285,777
Canada	27,660	7,250	82,161	19,034
Total MPE®	300,639	164,748	846,957	304,811

Clipstream ® & Pirate Radio

United States	57,215	89,707	205,864	260,219
Canada	5,714	2,640	15,903	17,862
Other	5,530	2,113	16,831	16,314
Total Clipstream ® & Pirate Radio	68,459	94,460	238,598	294,395

Total revenue	369,098	259,208	1,085,555	599,206

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Nine months ended May 31, 2008	Unaudited

During the nine months ended May 31, 2008, one customer represented 50% of the total revenue balance [May 31, 2007 –two customers represented 35% of the total revenue balance].

As at May 31, 2008, two customers represented 53% of the trade receivables balance [May 31, 2007 –one customer represented 71%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’ This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 effective September 1, 2008 and does not expect the adoption to have a material impact on the Company’s financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities –including an amendment of FASB Statement No. 115”(“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal periods beginning after November 15, 2007. The Company will adopt SFAS 159 effective September 1, 2008 and does not expect the adoption to have a material impact on the Company’s financial statements.

12. SUBSEQUENT EVENTS

Effective June 1, 2008 the Company signed agreements with SONY BMG Sweden, Universal Music Sweden and Warner Music Sweden as we expand the use of our system in Europe. These contracts are in accordance with our standard pricing matrix. It is anticipated that these agreements will be expanded to include additional European countries during our fourth quarter and into our first quarter of fiscal 2009.

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

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, estimate”, “predict”, “potential”or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors described in this Quarterly Report, including the risk factors accompanying this Quarterly Report, and, from time to time, in other reports the Company files with the Securities and Exchange Commission. These factors may cause the Company’s actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW AND CORPORATE BACKGROUND

Destiny Media Technologies Inc. (“Destiny Media”) is a holding company which owns 100% of the outstanding shares of Destiny Software Productions Inc. and MPE Distribution, Inc. The “Company”, “Destiny”or “we”refers to the consolidated activities of all three companies.

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

Clipstream® enables audio or video content to be “streamed”so that the audio or video plays instantly and automatically. This is analogous to TV or radio. Creating streaming video content with other technologies can be a complicated process and in many cases, users are required to purchase and maintain streaming servers. With Clipstream®, content owners simply encode the content into the Clipstream format, then upload to an existing website. Clipstream® is a standards based technology built around Sun Microsystem’s Java engine. Because Java is included in most operating systems and browsers, Clipstream® encoded content will play instantly. This means that a much higher percentage of potential viewers successfully see the content by using Clipstream® than with other solutions. Clipstream® users are not required to download third party player software which can create instabilities and allow unsafe external access to the user’s computer.

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

MPE® enables the secure download of audio or video to a user’s computer. Content is protected from unauthorized distribution through two patent pending technologies. The first recognizes a user device as being unique, then encrypts the content to lock to that particular machine. The second patent pending technology embeds a digital trace or “watermark”into unlocked content, so that copies can be traced back to the owner of the original file.

MPE® products include:

Play MPE™: over 1,000 record labels use this service to deliver pre-release music and music videos to trusted recipients including radio station program directors, music buyers, record label staff and the media. Over 86,000 songs have been sent through this system.
http://www.plaympe.com

MyPlayMPE: a self service system for smaller independents to distribute music and music videos through Play MPE™; http://www.myplaympe.com

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

We are a publicly traded company. Our common stock trades on the OTC Bulletin board under the symbol “DSNY”and on various German exchanges (Frankfurt, Berlin, Stuttgart and Xetra) under the symbol “DME”935 410.

Our corporate website is located at http://www.dsny.com.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2008

Revenue

Overall revenue grew for the sixth consecutive quarter with the eleventh consecutive quarter of growing Play MPE™ system access fees.

Our revenues for the quarter increased to $369,098 which represents an increase of more than 42% over the same period in the prior year and exceeds our previous record, set only in the previous quarter of this year. The increase is driven by a 95% increase to Play MPE™ system access fees over the same period last year.

Overall, our revenues increased to $1,085,555 for the nine months ended May 31, 2008 from $599,206 for the nine months ended May 31, 2007, up more than 80% from the previous year.

Approximately 20% of our revenues are derived from sales of our Clipstream® software which decreased for the nine months ended May 31, 2007 by 19%. We hope to increase sales of Clipstream® licenses through our hosted solution, which should be available later in this year, and other license opportunities.

Radio Destiny sales represent 2% of our total revenue.

Effective December 31, 2007, we ceased to provide trial access to the Play MPE™ system for all independent record labels and promoters across all formats. Since that time, we have signed in excess of 100 contracts with independent labels and promoters representing significantly more labels and sub-labels. The interest in signing on has extended across formats and has extended beyond the United States.

Effective April 1, 2007, we extended and expanded our commercial agreement with Universal Music Group (“UMG”) http://new.umusic.com/News.aspx?NewsId=629 to distribute their music in Canada, the United States and Mexico through the Play MPE™ system (http://www.plaympe.com). The agreement is effective from March 31, 2008 through March 31, 2010. The agreement includes monthly minimum revenue amounts which ensure that quarterly revenue from UMG will be at least as high as any previous quarter. The agreement grants the Company the exclusive right to distribute UMG’s music on a company-wide basis and calls for UMG to encourage all of its controlled record labels to use the MPE system as their sole method for online distribution.

On December 18, 2007, we signed a North America wide content distribution contract with EMI Music North America covering all sub-labels of the EMI group. Though the agreement with EMI Music North America was effective November 1, 2007, the full rollout internally amongst all labels of EMI Music North America remains underway and thus revenue associated with this contract represents less than 5% of our revenue for the quarter. We anticipate this revenue to grow significantly as they complete their transaction to digital delivery throughout the next several quarters.

During the quarter we were also very successful in signing agreements with several major independent labels such as Curb Records, Koch Records, Robbins Entertainment, Rounder Records, New West Records to name only a few.

Play MPE™ is the only system which delivers such recent high profiles releases for artists such as this season's American Idol winner David Cook, Mariah Carey, Madonna, Coldplay, Carrie Underwood, Timbaland, Rihanna, Chris Brown, Usher, Lil Wayne, Flo Rida, Alicia Keys, Fergie, Radiohead, Miley Cyrus, Jordin Sparks, 3 Doors Down, Taylor Swift, Maroon 5, Leona Lewis, Weezer and Sara Bareilles.

Our expansion into Europe now includes signed agreements with SONY BMG Sweden, Universal Music Sweden in addition to Warner Music Sweden which are all effective June 1, 2008 (after the current quarter).

We believe this represents a significant endorsement and another milestone in the road to establishing Play MPE™ as the global leader in the secure distribution of pre-release music to radio.

Operating Expenses

Overall expenditures have decreased by approximately 25% over the previous quarter as a result of a decrease one time listing application costs, a reduction in marketing and advertising spending, a reduction in salaries and wages, and a reduction in professional fees associated with various trademark applications. Expenditures during the quarter were also slightly lower than the same quarter in the previous year.

At the end of the second quarter of last year we positioned ourselves to market and support the Play MPE™ line of services internally. This required hiring additional staff in Play MPE™ management and support and additional software development staff. This shift began in March 2007 and has been the most significant impact to current expenditures. Our staffing has remained substantially the same since April 2007. As such, we have higher expenditure levels from the third quarter of fiscal 2007 through to the current quarter.

Additionally, we began targeted marketing and advertising campaigns to develop the market for Play MPE™ . There have been modest increases in technical costs like internet bandwidth, equipment etc. over this same time period. During the latter half of fiscal 2007 and throughout fiscal 2008, we have been servicing a fully operational Play MPE™ system as our clients continued to use our system extensively. This allowed us to expand the use at both radio and record labels and to establish the Play MPE™ network. Management is currently reviewing ways to become more efficient and costs are not anticipated to grow in the near future.

General and administrative	May 31	May 31	$	%
	2008	2007	Change	Change
	(9 months)	(9 months)

Wages and benefits	312,260	259,994	52,266	20.1%
Rent	42,973	21,244	21,729	102.3%
Telecommunications	14,041	10,267	3,774	36.8%
Bad debt	6,748	(1,316)	8,064	(612.8%	)
Office and miscellaneous	186,459	42,849	143,610	335.2%
Professional fees	275,904	156,618	119,286	76.2%

	838,385	489,656	348,729	71.2%

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

At the end of fiscal 2007 we moved offices due to a proposed rent increase and to accommodate anticipated growth in staff. We were able to secure approximately double the square footage for approximately the same cost as the proposed rent increase. The new space is sufficiently large and efficient to accommodate our growth while providing some space to sub-lease. The rent expense listed above is offset by our rental income which is included in “Other income”in the Statement of Operations.

Sales and marketing	May 31	May 31	$	%
	2008	2007	Change	Change
	(9 months)	(9 months)

Wages and benefits	510,775	269,202	241,573	89.7%
Rent	67,460	20,051	47,409	236.4%
Telecommunications	22,041	9,690	12,351	127.5%
Meals and entertainment	17,805	2,512	15,293	608.8%
Travel	66,805	32,610	34,195	104.9%
Advertising and marketing	560,034	556,002	4,032	0.7%

	1,244,920	890,067	354,853	39.9%

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

November 28-30, 2007: Billboard R&B Hip Hop Conference in Atlanta, Georgia.

November 30-December 2, 2007: Billboard I Rock the Mic events in Miami, Florida.

November 28-30, 2007: Billboard R&B Hip Hop Conference in Atlanta, Georgia.

January 9, 2008: Billboard Digital Music Conference in Los Angeles, California.

March 4-8, 2008: Country Radio Broadcasters Seminar, Nashville, Tennessee.

March 18 -20, 2008: City of Hope, New York, New York.

March 7-16 –South by South West Conference, Austin, Texas.

March 15-16 - Core DJs, New Orleans, LA.

March 26-29, 2008: 20th Annual Urban Network Convention, Newport Beach, California.

April 26-30, 2008: Musexpo in Los Angeles, California.

Our staff have toured extensively throughout the United States meeting with major market radio networks expanding the knowledge and acceptance of our Play MPE™ system. Greater detail on our marketing efforts can be found at http://www.dsny.com/news/ .

As part of our Clipstream® marketing we also attended:

October 5, 2007: Counsel of American Survey Research Organization’s (CASRO) 32nd Annual Conference in Scottsdale, Arizona.

October 29 –November 1, 2007: VON Fall Expo in Boston, Massachusetts.

Research and development	May 31	May 31	$	%
	2008	2007	Change	Change
	(9 months)	(9 months)

Wages and benefits	947,779	551,522	396,257	71.8%
Rent	130,433	45,065	85,368	189.4%
Telecommunications	42,617	21,779	20,838	95.7%
Repairs and maintenance	-	1,740	(1,740)	(100.0%	)

	1,120,829	620,106	500,723	80.7%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase is mainly due to increased staff.

Amortization

Amortization expense arose from fixed assets and other assets. Amortization decreased to $33,326 for the nine months ended May 31, 2008 from $43,591 for the nine months ended May 31, 2007, a decrease of $10,265 or 24%.

Other earnings and expenses

Other income increased by $73,499 for the nine months ended May 31, 2008 and reflects rent collected from sub-leases of our office space.

Interest income decreased to $15,451 for the nine months ended May 31, 2008 from $18,525 for the nine months ended May 31, 2007, a decrease of $3,074.

Interest expense increased to $18,480 for the nine months ended May 31, 2008 from $10,362 for the nine months ended May 31, 2007, an increase of $8,118.

Losses

Our loss during the quarter decreased by approximately 38% from the previous quarter (and approximately 21% from the same quarter in the prior year) due to the increase in revenue experienced during the quarter along with a 25% reduction in costs. Further reductions in the loss are anticipated.

Over the nine month period ended May 31, 2008, our loss from operations increased to $2,151,905 from $1,444,214 over the same period in the previous year. As outlined in greater detail above, the primary reason for the increase in loss is due to increase in staffing levels to service and market the Play MPE™ system as the industry standard across the globe. We anticipate expanding the use of our system by existing customers. Additionally we are in active contract negotiations with most major record labels in Europe, Asia and Australia.

Our revenue has increased significantly and we hope to continue this progress by way of increased revenue generating contracts for Play MPE™ , an expansion into Europe and Australia and more use by existing customers. However, as we have increased staff and marketing expenditures our losses have increased.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $141,659 as at May 31, 2008 compared to cash of $1,215,183 as at August 31, 2007. We had a working capital deficiency of $185,032 as at May 31, 2008 compared to a working capital surplus of $1,339,722 as at August 31, 2007.

Working Capital

The decrease in our working capital is substantially attributed to the use of cash in operating activities of $1,542,910.

The change in non-cash working capital was $323,246 for the nine months ended May 31, 2008, primarily as a result of delaying payment on accounts payable and accrued liabilities. Our accounts payable and accrued liabilities increased to $618,036 as at May 31, 2008 from $325,442 at August 31, 2007, representing an increase of $292,594 or 90%.

CASHFLOWS
Operating

Net cash used in operating activities increased to $1,542,910 for the nine months ending May 31, 2008, compared to $921,791 for the nine months ended May 31, 2007.

Investing

Net cash used in investing activities decreased to $43,861 for purchasing equipment during the nine months ended May 31, 2008, as compared with $46,448 investing activities for the nine months ended May 31, 2007.

Financing

Net cash provided from financing activities decreased to $434,007 during the nine months ended May 31, 2008, as compared to $2,645,183 over the same period in the prior year.

During the nine months ended May 31, 2008, the Company completed a private placement which consisted of the issuance of 470,500 common shares for net cash proceeds of $258,775.The private placement also included the issuance of 235,250 warrants exercisable into common shares at $0.60 expiring November 30, 2009. Also, 86,400 stock options were exercised for cash proceeds of $41,200.

Going Concern

During the nine months ended May 31, 2008, we are aggressively implementing our business plan of transitioning new and existing customers (“record labels”) to transactional based contracts through the full commercial deployment of its “Play MPE”™ system. We are pursuing transaction fee based agreements with other large record labels and have developed an “Indie Uploader”system for smaller labels available on www.myplaympe.com. During the nine months ended May 31, 2008, we continued to utilize cash in operations ($1,542,910 for the nine months ended May 31, 2008), however, we expect revenues, and cashflows, to improve for the remainder of fiscal 2008. Depending on our ability to grow sales and related cash flows, we may need to raise additional funds to complete our business plan due to our significant working capital decrease. Our goal is to obtain these funds through an optimal mix of internal and external financing opportunities including cash flows from operations, strategic partnerships and equity financings.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at May 31, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Steven Vestergaard and Chief Financial Officer, Mr. Fred Vandenberg. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no material changes in our internal controls or in other factors that could materially affect internal controls subsequent to the date we carried out our evaluation.

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

PART II –OTHER INFORMATION

Item 1. Legal Proceedings

No developments subsequent to August 31, 2007,

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the nine months ended May 31, 2008.

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

During the nine months ended May 31, 2008, we filed the following reports on Form 8-K.

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

On June 6, 2008 we announced Destiny Media Technologies has extended and expanded a commercial agreement with Universal Music Group to distribute their music digitally through the internet to radio stations and other trusted recipients in Canada, the United States and Mexico using the Company's secure Play MPE digital distribution system (http://www.plaympe.com). The multi-year agreement is effective from March 31, 2008 through March 31, 2010 and expands and extends the previous agreement between the two companies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES INC.
Dated: July 14, 2008
/s/ Steven Veestergaard
Steven Vestergaard, Chief Executive Officer
and
/s/ Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer