Form 10KSB
period 2008-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2008-12-01
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal year ended August 31, 2008

[ ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _____to _____

COMMISSION FILE NUMBER 000-28259

DESTINY MEDIA TECHNOLOGIES INC.
(Name of small business issuer in its charter)

COLORADO	84-1516745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

570 Granville Street, Suite 800
Vancouver, British Columbia, Canada	V6C 3P1
(Address of principal executive offices)	(Zip Code)

604-609-7736
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NOT APPLICABLE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR VALUE $0.001 PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $1,578,888

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $9,220,256 as of November 18 ,2008

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 51,223,647 Shares of Common Stock as of November 18, 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

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

Destiny develops and markets software tools and services which enable media owners to securely distribute their digital content globally through the internet. Examples of digital content include: audio, video, pictures, documents and software. The company has two main product lines: MPE® enables content to be transferred permanently to authorized recipients. Clipstream® is analogous to radio or TV where content is streamed to the viewer in a transient manner.

MPE® enables the secure download of audio or video to a user’s computer. Content can either be locked to a recipient computer or it can be left in an unlocked format, but marked with a digital watermark that identifies copies. MPE® products include PODDS, an online music store with content licensed from the major record labels, a solution for distributing content securely to internet accessible jukeboxes and Play MPE®, a system for securely moving pre-release music to radio stations, media, buyers and other trusted recipients.

The Play MPE® system is in regular use by all four major record labels (Universal Music Group, Warner Music Group, EMI and Sony BMG).

The MPE® group of products is based on two pending patents. The first “Digital Media Distribution Method and System” (US 20020146122, WIPO 01/65796) was allowed by the USPTO in October 2008 and a patent grant is expected by February 2009. The second “Methods for Watermarking Media Data” (US 20080098022) was published in April 2008 and is expected to be considered by the USPTO in fiscal 2009. The first patent covers a number of methods, including the ability to secure transfer of content over peer to peer networks and the ability to lock content to authorized recipient computers. The second is an innovative new technique for embedding tracking information into the media file, so the source of illegal copies can be identified. The Company anticipates licensing opportunities outside of Destiny’s core product lines for the watermarking technology when the patent is granted, as it is inaudible and nearly impossible to remove, but can reliably identify the person that made the first copy of the content even if the copy is not in a digital format.

All Destiny technologies are developed by internal staff, are proprietary and are owned by the Company. Aside from these two pending patents, the Company has developed a number of technologies and algorithms that are trade secrets. Examples include asynchronous video compression which enables quick playback in a low resource environment and the implementation of variable bitrate audio compression so that large audio files can be transferred quickly without any reduction in audio quality.

The Clipstream® software suite enables audio or video content to be “streamed” so that the media plays instantly and automatically when the user initiates playback. Creating streaming video content with other technologies can be a complicated process and in most cases, users are required to purchase and maintain streaming servers. With Clipstream®, content owners simply encode the content into the Clipstream® format, then upload to an existing website. Clipstream® is a standards based technology built around Sun Microsystem’s Java engine. Because Java is included in most operating systems and browsers, Clipstream® encoded content will play instantly. This means that a much higher percentage of potential viewers successfully see the content by using Clipstream® than with other solutions. Clipstream® users are not required to download third party player software which can create instabilities and allow unsafe external access to the user’s computer.

Clipstream products include internet television, live and on demand audio and video, an internet radio network and custom solutions for the advertising and market research verticals.

A new Clipstream® solution is under development that expands the brand to provide hosting, reporting and secure transfer of any media content type. Audio and video will automatically be converted to the Clipstream® format. Users will receive their own website and the ability to easily share content by either embedding it into other websites or by using integrated email server functionality.

BUSINESS DEVELOPMENT

From 2004 through 2007, we invested in the development and marketing of the Play MPE® system in the United States, distributing a total of 60,000 tracks. This system enables our clients, the record labels, to securely distribute pre-release music to trusted third parties including radio stations, VIP’s, TV and movie producers, reviewers, publicity, DJ’s, online retail and buyers. In 2008, we distributed an additional 40,000 tracks through Play MPE® for a cumulative total of over 100,000 tracks and over 100 million deliveries.

Fiscal 2008 was the year where we successfully transitioned the Play MPE® system from trial stage into commercial usage in the United States and portions of Europe and saw the beginning of revenue growth from Play MPE®.

In the early part of fiscal 2008, we began an aggressive six month campaign to expand awareness of the Play MPE® system directed at station managers and program directors. Campaigns were focused on integrating the Play MPE® system into their daily routine . Five staff traveled the country, visiting every major market radio station as ads ran in nearly every issue of every major industry publication. This campaign was effective and helped the system increase download numbers providing labels with the confidence to send releases digitally only and contributed to our success in reaching commercial agreements with our clients. Highlights of the campaign included a series of spoof ads where top label talented appeared for free to voluntarily endorse their preferred solution.

We began phasing out trial usage on January 1, 2008 and by August 31, 2008, unpaid trials had ended completely. During the year, EMI and Warner Music Group, joined Universal Music Group as our major label clients. Several sub-labels of Sony BMG individually went to paid agreements or utilize the system on a pay-as-you-go basis. Additionally, we have signed in excess of 150 agreements with major independent labels and management companies representing hundreds of sub-labels.

Commercial usage in Europe began in the fourth quarter when several contracts were signed covering Sweden, Norway and Denmark, including contracts with UMG Sweden, Warner Music Sweden and Sony BMG Sweden. The conversion in these countries was rapid due to the nature of the relationships between radio and the record labels in those jurisdictions. With an established network in the United States and northern Europe, Play MPE® is well positioned to expand to additional European countries, Latin America, Asia and Australia where trials were well underway at year end. Since year end we have begun to reach agreements in Australia.

Revenue growth will be tied to increasing the number of recipients and transactions to those recipients. As labels distribute to their own staff and staff at sister labels, we have been able to expand internationally without direct marketing into those territories. Additionally, we have embedded links to our system throughout the popular Mediabase reporting system, which is used by radio and labels on a daily basis, encouraging users to request that they be added as recipients. We are building out the size and number of our own custom lists and are exploring pricing models to encourage labels to select more recipients.

We have structured the Play MPE® system such that record labels have the ability to encode and manage the distribution of their content. Each customer has the ability to use our list of recipients and manage their own list of recipients and send with no needed involvement from our staff. Rapid growth in usage of Play MPE® can be accommodated with minimal requirement for added resources. We have discovered that the record labels prefer this flexibility.

In many labels, songs are delivered in parallel by physical CD. This is being phased out due to economic pressures and the availability and awareness of Play MPE®. Management expects the growth of Play MPE® to continue throughout 2009 and thereafter as we increase usage with current customers, increased sends to recipients beyond radio, increased awareness, the elimination of CD distributions, and through expanded geographic usage. We also expect that Play MPE® will be utilized more frequently for music video distributions.

In anticipation of significant growth we have implemented a reorganization of the server infrastructure to accommodate a much larger volume of simultaneous player and encoder access, reliable backups, load balancing and high availability. English and Spanish versions are currently available for the player software, while a template driven system will easily accommodate new language additions. The system continues to evolve and will enable the addition of facilities in other locations, with higher availability and real time failover if one facility goes down. We have adapted the database system such that localized adjustments to a distribution can be done easily which we expect will catalyze global expansion and increased usage per track.

Reliable international customer service is imperative for global expansion and that brings challenges of foreign language support and expanded hours of business associated with the expanded time zones of our customers. To accommodate this need, we purchased a Nortel Business Communications Manager 400 phone system which supports multiple phone numbers and voice mail systems and which allows remote staff to be reached by extension using VOIP. It also supports “hunt” groups, so that the system can try various extensions to ensure the customer gets a live human. In addition to in house support staff, the company maintains an outside call center to provide 24 hour x 7 day support to our customers. Customers call into a global toll free number, which terminates at our office, which then connects them automatically with either the call center or internal staff, depending on time of day. All support staff have access to an audited web based system that allows them to securely update passwords, reset accounts, etc. Systems are in place to handle anticipated international support volumes as usage grows.

We invested heavily in development of both product lines. A new encoder and database system for Play MPE® has been in development since late 2006. This rewrite of the framework facilitates global expansion of the system. We currently have two server facilities, both in Vancouver. The new system will accommodate additional facilities in other locations, with higher availability and real time failover if one facility goes down. Other features include the ability to encode assets once, forward them to other jurisdictions where they can be localized with appropriate local marketing materials, then sent with local encoder accounts to local users. Server and other infrastructure have been built out to handle anticipated global transaction volumes. A team of five continues to finalize this new system, expected to roll out in fiscal 2009.

In February, we launched a “Direct to Web” system. Though most recipients prefer the Play MPE® player with its integrated playback, play list management, CD burning and integration into third party radio station automation systems, some recipients have expressed interest in this feature. This system utilizes our proprietary watermarking technology. Recipients can stream the content using Clipstream® previews or securely download using our playerless secure web technology. Management believes this added system will expand the recipients for each distribution, increase revenue and provide an additional barrier to entry should any significant competitive threat arise.

Another team of developers has been building out a new hosted solution for Clipstream®. This automated system will allows users to upload any content, with audio and video automatically converted into the Clipstream® format. Content hosted on our server farms can be embedded into other sites, shared via email or accessed directly from a Clipstream® branded website. Users will optionally have access to You Tube style “related content” from both their own site and other sites and they will be able to control access, sharing and reporting of their content. Because Clipstream® uses up to 90% less bandwidth than other solutions, we expect the recurring revenue from this system will be high margin. The system will be initially marketed to our Play MPE® customers who have expressed interest in our assistance with hosting their rich media content.

While the new Clipstream® system was under development, we focused on licensing the technology to high value customers that need the benefit of Clipstream® security, high playrate and reliability. Our custom market research solutions were featured at the CASRO market research trade show in October 2007 and market research continues to be a major vertical for the solution. In November 2007, Clipstream® Internet TV products were featured at the Video on the Net Conference. Two representatives are dedicated to selling Clipstream® and most current sales are through existing customers and incoming leads from search engine advertising. Management believes that when the higher margin hosted solution launches, we will re-invest Clipstream® profits into quickly growing this business unit with investments in marketing and expanding sales and support resources. The marketing plan will be to rollout to existing Clipstream® customers and leads, MPE® customers and to grow the system virally by encouraging single sales to single employees in a corporation, then expanding that usage throughout the organization. High margin verticals that will be targeted will include the advertising market, where Clipstream® results in a 10% higher playrate and at least a 90% savings in bandwidth over competing solutions and asset management solutions for businesses.

OUR PRODUCTS

A) MPE® Suite of Products

MPE® products are powered by two patent pending technologies that give content owners a choice of either locking their content so securely to a recipient machine that it is impossible to copy or giving the end user the ability to copy, but putting a forensic trace into the content that tracks where illegal copies originate. The first patent received an allowance in October and is expected to be granted during our second quarter of fiscal 2009. The second patent was published in April and is expected to be considered by the USPTO by the end of fiscal 2009.

The initial focus for MPE® has been on the music industry, but the security can be expanded to perform as “digital shrinkwrap” to secure other content types. Already, the music industry uses the system to deliver graphics, videos, documents and other non audio content types.

MPE® products include:

Play MPE™: over 1,000 record labels use this service to deliver pre-release music and music videos to trusted recipients including radio station program directors, music buyers, record label staff and the media. Over 100,000 songs have been sent through this system.
http://www.plaympe.com

MyPlayMPE: a self service system for smaller independents to distribute music and music videos through Play MPE®
http://www.myplaympe.com

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
http://www.podds.ca

The Play MPE® system, which represented most of the Company’s revenue in 2008, enables a content owner to securely move electronic files (song, videos etc.) through the Internet to a trusted end user.

Record labels use our encoder tool to manage lists of potential recipients or send using our proprietary recipient lists. Because sub-labels are often operated to compete with one another, list security is important, even within the same company. An extensive system has been built to manage lists and to interact with partner lists.

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

When the recipient launches the player or accesses through Direct to Web, they are presented with a list of label logos that have made songs available to them. The order of the icons is dependent on the order that the user was serviced with new music.

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

B) Clipstream® Suite of Products

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

2.

Our customers are able to achieve up to a 90% reduction on bandwidth costs for streaming delivered using our products versus competing streaming solutions. For advertising solutions, the savings can be much higher as Clipstream® only plays when clicked, whereas competing solutions download every time, even when ad click rates are less than 2%.

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

7.

We have developed our Clipstream® software to be as scaleable as possible. A video or audio clip encoded in Clipstream® is treated like any other element in the web page. It can be served by a standard HTTP server, caching network or proxy and can pass seamlessly through a firewall.

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

Clipstream® products and solutions include:

Clipstream®: embeds high fidelity audio and video on demand into web pages and emails
http://www.clipstream.com, http://www.streamingaudio.com

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

Radio Destiny: Software and network to broadcast internet radio from a home computer
http://www.radiodestiny.com, http://www.pirateradio.com, http://www.stationdirectory.com

The Clipstream® brand is being expanded to become a solution for encoding, hosting, reporting, controlling access rights and securely moving any content type. A new hosting solution has been under development since fiscal 2007 which will encapsulate all of the Clipstream® offerings. The first launch, anticipated in the second quarter of fiscal 2009, will allow users to upload any content type into a system that will give them their own http://www.clipstream.com/user_name website. Although they can rename the URL, the default free version will provide brand awareness for our solution. HTML code can be cut and pasted to embed Clipstream® hosted content into third party sites or to share by email. The system will support email list management and the ability to create templates. You Tube style functionality, linking content to content created by other users will be available at the customers option, but it will be accessed from their own pages. Future versions will integrate internet radio and TV, live webcasts, audiomail and other solutions into a single offering. Users will have the ability to watermark content, encrypt it, require a password, control access to lists of IP addresses or user names or to lock the content to authorized domains. Audio and video will automatically be converted into the Clipstream® format unless disabled in the preferences, but the original content in original download quality will also be available. Content will be extensively tagged, giving users the ability to use Clipstream® as a content management system to archive content for easy future access.

OUR BUSINESS OPERATIONS

We lease 10,100 square feet of office space, with the lease expiring in August of 2010, and we currently have twenty full time employees and one part time employee. Our employees include our President and Chief Executive Officer, Chief Financial Officer, our vice-presidents of operations, a legal affairs and HR director, thirteen sales and support personnel and seven software developers. We also employ contractors as needed.

We manage our own server infrastructure and use the services of an external hosting facility. We have eleven servers at two physical locations. Servers are highly redundant with RAID’s, custom switches, redundant power supplies and multiple connections to the internet backbone. The first location is 1 gigabit per second and the backup facility is 100 megabit per second.

COMPETITION

The main competitor for our Play MPE® distribution service remains the physical distribution of music CDs and promotional security free digital distribution of MP3’s. Although we are aware of regional competitors in the secure digital distribution market outside of the US, we are not aware of any company which has a significant presence in secure digital distribution in the United States or a significant presence on a global basis. We are unaware of any company that has a commercial secure digital distribution agreement with any US major label or any major independent label in the US.

The Play MPE® distribution system is paid for by the record labels in an effort to promote their music. This promotion is effective if the individuals expected to receive the pre-release music, actively use the system. The usage on the recipient end is determined by a number of factors including; the availability of desirable music, ease of use, added functionality, awareness, accurate contact information for the individuals receiving the content, and the sound quality of the music in the system. We have actively established ourselves in the United States market place by providing the service free of charge for a number of years and building a base of active participants. While management is unaware of any one significant competitor in the United States, we feel that we compete very favorably in all of these areas providing significant barriers to entry in the market place.

The popularity of each piece of music depends on the individual recipient. However, higher profile artists which are generally distributed by the US majors record labels, major independent record labels and/or their management companies, tend to be accessed more frequently. We are unaware of any business in the secure digital distribution market that has a contract with a US major record label or a major independent label in the US. We have agreements with three(3) of the four(4) US majors, agreements with some of the sub-labels of the fourth and distribute songs for other sub-labels of the fourth major on a pay-as-you-go basis and have signed agreements with in excess of 150 independent record labels, management companies, and promotional companies which represent countless individual sub-labels. We have over 100,000 individual songs in our library across all major formats of music and we continue to grow this library rapidly. No other system in this business has a comparable library of music.

As we develop our technologies in-house, have proprietary technologies which power MPE® and Clipstream® and have been working with closely with the music industry for a number of years, our service offering and functionality exceeds any system of which we are currently aware. Our technology allows for lossless High Definition sound quality at download times that exceed any other system currently available. Other systems provide downloads at comparable speeds but have an audible loss of fidelity. Our patent pending forensic watermarking technique can be embedded in nearly real time, does not negatively impact the sound quality of the music as it is inaudible, and is nearly impossible to remove. Competing providers of this imperative security feature have solutions that create audible noise distortions, do not survive compression or on-air broadcast and which take a much longer period of time to embed. We have numerous added features which include accessing from a web page without installing an agent, accessing in Spanish, accessing from a Mac, exporting licensed AAC versions of songs to an iPod and burning to a CD. Testimonials regarding how the industry views our system can be found at http://www.plaympe.com/v4/testimonials/testimonials.php.

We actively maintain and update our distribution lists and have implemented procedures to ensure we receive information necessary to maintain accurate distribution channels. These lists are an extremely valuable piece of the business and are kept confidential. Alternatively, we provide our clients with the ability to distribute to individuals of their choosing and to create lists in the system that they can maintain.

While promotional departments and legal departments of some record labels can conflict in their motives of choosing a distribution service, the choice of the manner in which a record label distributes its music generally depends on the effectiveness of the distribution, the speed with which songs get to the recipient, the cost, the security inherent in the system, the functionality of the system, ease of use and flexibility of the system.

We provide access to our songs through industry leading monitoring systems and our partner Mediabase. We provide significant savings, in both time and money, over the manufacture and mailing of CD’s and our system provides the senders the flexibility to distribute directly and therefore eliminating any involvement of our internal staff. Our security features, discussed in more detail above, provide significant competitive advantages by creating added confidence and flexibility to the record labels.

There is a significant gap in usage between our Play MPE® system and our nearest competitor and, though the market is only beginning to develop and grow, our competitive advantages on both the recipient and sender side, we believe, create significant barriers to entry.

PODDS, our online music store has a number of large competitors including Pure Tracks and iTunes in Canada. We are not aware of a significant provider of online music store software.

Our principal competitor for Clipstream® is Adobe Flash and to a lesser extent, the player solutions provided by Apple and Microsoft. Competitors for the new hosting solution will include video encoding companies, internet hosting companies and file sharing companies such as Yousendit and Rapidshare. All are substantially larger than we are and have significantly greater financial resources available and have increased their commitment to and presence in the streaming media industry. We anticipate they will continue to increase the competitive pressure in the overall market for streaming media software. This increased competition could lead to increased pressure to decrease the price of streaming media software. This pressure on price could force us to reduce the price that we are able to charge our customers for our software products.

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

The Company owns proprietary algorithms, source code, trademarks and other intellectual property associated with its Clipstream® and MPE® product lines. The Clipstream® video codec is a proprietary trade secret which requires very little resources to decompress, making it suitable for implementation in machine independent and cross platform languages such as Java.

We have two outstanding patent applications for the MPE® distribution system covering our innovative security features. The United States Patent & Trademark Office has issued a 'Notice of Allowance' for the first of these, entitled 'Digital Media Distribution Method and System' patent application (USPTO Publication No. 20020146122, International WIPO 01/65796). The second patent titled “Methods for Watermarking Media Data” (US 20080098022) was published in April 2008 and is pending review by the USPTO..

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

We generally develop our own technologies and algorithms in house and have a number of technologies that we rely on to maintain our competitive advantage. Additionally we have in excess of 40 registered domain names.

ITEM 3. LEGAL PROCEEDINGS.

On March 7, 2006 the Company filed a statement of claim in the Federal Court of Canada against Yangaroo Inc. (formerly Musicrypt Inc.) (the “Defendant”) to assert that the Company’s technology does not infringe on the stated Canadian patent owned by the Defendant and to further declare that Defendant’s patent is invalid. This statement of claim was initiated by the Company as a result of the Defendant’s statements to the contrary. On June 7, 2006, the Company’s counsel received a statement of defense and counterclaim from the defendant, requesting specified damages or audited Canadian profits from the Play MPE® system when offered in Canada.

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

No amount has been recognized as a receivable for damages as outlined in the statement of claim. The amount of damages awarded to either party, if any, in relation to the claim or counterclaim cannot be reasonably estimated and no amount has been recognized. Management does not believe that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending August 31, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol DSNY. The first day on which the Company’s shares were traded under the stock symbol DSNY was June 26, 2000. The high and the low trading prices for our shares for each quarter of the last two fiscal years were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2007	$0.34	$0.20
2nd Quarter 2007	$0.71	$0.26
3rd Quarter 2007	$1.08	$0.44
4th Quarter 2007	$0.70	$0.35
1st Quarter 2008	$0.63	$0.40
2nd Quarter 2008	$0.81	$0.45
3rd Quarter 2008	$0.70	$0.47
4th Quarter 2008	$0.62	$0.35

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of November 18, 2008 we had 51,223,647 shares of our common stock outstanding and there were 1,259 registered shareholders of our common stock.

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

Recent Sales of Unregistered Securities

During our fiscal year ended August 31, 2008, the Company completed a private placement which consisted of the issuance of 470,500 units at $0.55 for net cash proceeds of $258,775 and 11,772 units at $0.40 for net cash proceeds of $4,709. The $0.55 unit consists of one common share and 1/2 warrant exercisable into one common share at $0.60 expiring November 30, 2009. The $0.40 unit consists of one common share and 1/2 warrant exercisable into one common share at $0.50 expiring January 31, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2008.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

The following discussion of our results of operations and financial condition should be read together with the consolidated financial statements and related notes that are included later in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors.

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2008

Revenue

Revenue continued to grow during our fourth quarter and was again the highest in the Company’s history. Our fourth quarter revenue grew by more than 33% from our third quarter to approximately $490,000 on the strength of our twelfth straight quarter of revenue growth in our Play MPE™ system, which grew by 35%. Revenue for both Clipstream® and for MPE® increased during the quarter. Overall revenue has grown every quarter over the last two years and has grown by an average over that period of 15% per quarter.

The continued quarterly growth has lead to an annual growth of 80% over fiscal 2007 to $1,578,888 (2007 - $875,544). Revenue from our MPE® technology continues to improve with a large percentage jump of approximately 150% to approximately $1,250,000 in 2008 (from $507,000 in 2007). The growth in MPE® revenue is due primarily to the acceptance of our Play MPE® (www.plaympe.com) product in the United States and expansion into Europe. Play MPE® is the global leader which dominates an evolving business and leads the transformation of the way in which record labels distribute pre-release music. While the industry is adjusting from other distribution methods , whether that is the manufacturing and mailing of CD’s or emailing lower quality and unsecured MP3’s, on both the sender (record labels) and the receiving side (radio personnel, media reviewers etc), 2008 saw some significant and encouraging changes for our Play MPE® business which saw the beginnings of a change in the way the industry does prerelease distribution.

During our second quarter we signed a distribution agreement with EMI, our second major label contract (after Universal Music Group), for access to our Play MPE® service and began billing in January 2008.

Concurrently, we phased out all independent label trial distributions and began signing contracts with independent record labels, management companies and promoters. We continue to sign new contracts and we have seen growing revenue in this segment throughout the year. Our fourth quarter revenue from the independent group of customers represents approximately 24% of our total Play MPE® revenue and has grown approximately 400% over the fourth quarter of fiscal 2007. Our independent music label customers include numerous large major independent record labels, management companies and promoters such as Curb Records, Koch Entertainment, Robbins Entertainment, Rounder Records, New Line Records, Ultra Records, Shangri-la Music, Nettwork, Sub-pop, In2une Music, and CO5 Music to name only a small fraction of our clients. These clients represent a broad range of music formats, movie soundtracks and countless big name artists. Effective April 1, 2008, we extended and expanded our commercial agreement with Universal Music Group (“UMG”) to distribute their music in Canada, the United States and Mexico through the Play MPE® system.. The press release issued by UMG announcing this agreement can be found at (http://new.umusic.com/News.aspx?NewsId=629). This agreement is effective from March 31, 2008 through March 31, 2010 and includes monthly minimum revenue amounts which increase in the second year of the agreement. The agreement grants the Company the exclusive right to distribute UMG’s music on a company-wide basis and calls for UMG to encourage all of its controlled record labels to use the MPE system as their sole method for online distribution.

Our expansion into Europe resulted in our first commercial agreements in June with the signing of contracts with major label subsidiaries; Sony BMG Sweden, Universal Music Sweden and Warner Music Sweden which are all effective June 1, 2008. Warner Sweden was subsequently expanded to include Norway and Denmark.

Effective July 1, 2008, we reached an interim agreement with Warner Music Group for distribution access to our Play MPE® system. Effective November 1, 2008, this interim agreement and our agreements with other Warner Music Group subsidiaries outside the United States was replaced by a contract for worldwide distribution.

We have several agreements with subsidiaries of Sony BMG and several additional labels operate on a pay-as-you-go basis.

While this market development is still at an early stage, the value propositions of the Play MPE® system are both compelling and numerous and we have found we compete well against existing or traditional methods of dissemination as well as alternatives in the market. Our product provides significant advantages such as reducing the costs and lead times, and providing feedback on usage to the record labels. Further, the added benefit of being environmentally friendly appeals to all considered. We compete favorably against the distribution of MP3’s by the superior sound quality of files in our system, the security, the reporting (feedback) and the network of recipients using our system. Play MPE® provides many significant advantages over competing solutions such superior sound quality, superior security, constructive business relationships, more advantageous partner relationships, and countless added functions of the player software and total service offering.

While having the best product does not guarantee success, management believes that this, coupled with having the largest portion of the market, our progress in expanding globally, our partners, and value propositions mentioned above, will lead to continued growth in revenue for an extended period of time.

Our revenue model is based on invoicing on a price per “send”. In October 2008, we reached new milestones having delivered more than 100,000 individual songs in more than 100 million transactions with over 23,000 users. We refer to a “transaction” as one song which is made available to one recipient. For revenue purposes, fees are based on “sends” as defined in their respective agreements, and could include a single transaction or group of transactions. A “send” is a song, bundle of songs, album, box set, or video, authorized to be sent to a particular recipient. The revenue associated with each “send” will be on a sliding scale depending on the size of the particular send. The system provides each label under contract to manage their own lists of recipients and directly encode and distribute their songs. This added ability provided to our clients substantially eliminates the strain on our own internal resources that can be seen in competing solutions and allows for high growth potential.

For customers where it is not appropriate to enter into a formal contract we provide access to the Play MPE® system through www.myplaympe.com.

The MPE® security engine also powers our online music store software suite (www.podds.ca) which provides for the remainder of MPE® revenue.

Approximately 19% of our revenues are derived from sales of our Clipstream® software which declined from the previous year by 11%. This reflects a management strategy of focusing sales, marketing and support resources on MPE® until the new automated system for Clipstream® is available. We hope to increase sales of Clipstream® licenses through our hosted solution, which should be available later in this year, and other license opportunities.

Radio Destiny sales represent 2% of our total revenue.

Operating Expenses

Overview

As our technologies and products are developed and maintained in-house, the majority of our expenditures are on salaries and wages and associated expenses; office space, supplies and benefits. During the past year we expanded our spending on marketing, traveling, advertising and associated expenses with the global expansion of Play MPE®. While these costs will be incurred in the future, they are more discretionary in nature and will be incurred as appropriate. The remainder of our costs are professional fees and those generally associated with a public company. As a company with operations primarily conducted in Canada, the majority of our costs are incurred in Canadian dollars while the majority of our revenue is in US dollars. Thus, the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of the US and Canadian currencies. During 2008 we saw the US dollar fall in value relative to the Canadian dollar and our costs have been adversely impacted for this reason. We anticipate an opposite impact for 2009.

Overall expenditures in the fourth quarter have decreased by 15% over the third quarter as we move to a more sustainable level of expenditures for the current stage of our business. Expenditures during the fourth quarter were also 22% lower than the same quarter in the previous year.

At the end of the second quarter of fiscal 2007 we positioned ourselves to market and support the Play MPE® line of services internally. This required hiring additional staff in Play MPE® management and support and additional software development staff. This shift began in March 2007 and has been the most significant impact to the increase in current expenditures in fiscal 2008.

Additionally, we began targeted marketing and advertising campaigns to develop the market for Play MPE®. There have been modest increases in technical costs like internet bandwidth, equipment etc. since that time. During the latter half of fiscal 2007 and throughout fiscal 2008, we have been servicing a fully operational Play MPE® system as our clients continued to use our system extensively. This allowed us to expand the use at both radio and record labels and to establish the Play MPE® network.

For the year, our total operating expenses have increased by 33% to $3,983,821 from $3,994,612.

At the end of fiscal 2007 we moved offices due to a proposed rent increase and to accommodate anticipated growth in staff. We were able to secure approximately double the square footage for approximately the same cost as the proposed rent increase. The new space is sufficiently large and efficient to accommodate our growth while providing some space to sublease. The rent expense of $320,176 is offset by our sub-lease rental income of $111,741 which is included in “Other income’’ in the Statement of Operations.

General and administrative	31-Aug	31-Aug	$	%
	2008	2007	Change	Change
Wages and benefits	408,902	332,418	76,484	23.0%
Rent	59,893	27,066	32,827	121.3%
Telecommunications	19,674	13,303	6,371	47.9%
Bad debt	54,094	(361)	54,455	NM
Office and miscellaneous	193,662	54,274	139,388	256.8%
Professional fees	312,468	244,611	67,857	27.7%
	1,048,693	671,311	377,382	56.2%

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The increase in salaries and wages is due primarily to additional staff. The increase in professional fees is due to a greater volume of legal work associated with securities, litigation, contracts, patents and trademarks. Office and miscellaneous costs have increased as a result of a stock exchange listing application and investor relations fees.

Sales and marketing	31-Aug	31-Aug	$	%
	2008	2007	Change	Change
Wages and benefits	639,408	414,584	224,824	54.2%
Rent	89,575	31,269	58,306	186.5%
Telecommunications	29,424	15,368	14,056	91.5%
Meals and entertainment	19,590	4,391	15,199	346.1%
Travel	84,805	65,906	18,899	28.7%
Advertising and marketing	635,220	819,840	(184,620)	(22.5%	)
	1,498,022	1,351,358	146,664	10.9%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The majority of this increase was due to additional staff to further the distribution and acceptance of the Play MPE® distribution system. We realized a reduction in advertising and marketing through reductions in expenses with various suppliers which were required to promote the Play MPE® business. During fiscal 2008 we focused our spending on magazine advertising and trade show attendance. This reflected a progression in the awareness of our Play MPE® system and the increased effectiveness of various viral marketing techniques which are designed to increase and maintain awareness of the system and reduced costs.

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

March 7-16 –South by South West Conference, Austin, Texas.

March 15-16 - Core DJs, New Orleans, LA.

March 26-29, 2008: 20th Annual Urban Network Convention, Newport Beach, California.

April 26-30, 2008: Musexpo in Los Angeles, California.

June 9-12, 2008: Dean went to Nashville, Tennessee

June 25-28, 2008: Conclave convention, Minneapolis, Minnesota

September 17-19, 2008: NAB Radio Show 2008, Austin, Texas

Our staff have toured extensively throughout the United States meeting with major market radio networks expanding the knowledge and acceptance of our Play MPE™ system. Greater detail on our marketing efforts can be found at http://www.dsny.com/news/ .

As part of our Clipstream® marketing we also attended:

October 5, 2007: Counsel of American Survey Research Organization’s (CASRO) 32nd Annual Conference in Scottsdale, Arizona.

October 29 –November 1, 2007: VON Fall Expo in Boston, Massachusetts.

Research and development	31-Aug	31-Aug	$	%
	2008	2007	Change	Change
Wages and benefits	1,165,463	809,022	356,441	44.1%
Rent	170,708	65,871	104,837	159.2%
Telecommunications	56,074	32,375	23,699	73.2%
Repairs and maintenance	-	1,773	-	-
	1,392,245	909,041	484,977	53.4%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase reflects increased staffing used in the development of new and improved versions of our products as discussed in greater detail above.

Amortization

Amortization expense arose from fixed assets and other assets. Amortization decreased to $44,861 for the fiscal year ended August 31, 2008 from $62,902 for the fiscal year ended August 31, 2007, a decrease of $18,041 or 28.68% .

Other earnings and expenses

Interest and other expense increased to $24,945 for the fiscal year ended August 31, 2008 from $13,289 for an increase of $11,656 as a result of increase credit card service fees associated with our increase in sales. During the year we had sublease income of $111,741.

Losses

Our net loss for the fourth quarter dropped by 56% over the previous quarter to approximately $212,000 as we move to a level of expenditures appropriate for the current business plan and on the strength of continued growth in revenue. For the year, our loss from operations has increased to $2,404,933 from $2,119,068 for the year ended August 31, 2007, representing an increase of $285,865. Our net loss increased to $2,293,178 for the year ended August 31, 2008 from $2,096,974 for the year ended August 31, 2007, representing an increase of $196,204 or 9.36% . As outlined in greater detail above, the primary reason for the increase in loss is due to increase in staffing levels to service and market the Play MPE® system as the industry standard across the globe. We anticipate expanding the use of our system by existing customers, expanding globally and expanding our service offerings.

Our revenue has increased significantly and we hope to continue this progress by way of increased revenue generating contracts for Play MPE®, an expansion into Europe and Australia and more use by existing customers. However, as we have increased staff and marketing expenditures our losses have increased.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $91,369 as at August 31, 2008 compared to cash of $1,215,183 as at August 31, 2007. We had a working capital deficiency of $192,772 as at August 31, 2008 compared to a working capital surplus of $1,229,357 as at August 31, 2007.

Cash Flows

Net cash used in operating activities increased to $1,707,169 for the year ended August 31, 2008 compared to $1,642,770 for the year ended August 31, 2007, representing an increase of $64,400 or 4%. The increase is mainly due to increased staff costs associated with the expansion of the Play MPE™ system. The cash used in operating activities was in part off-set by net cash provided by financing activities in the amount of $568,048 for the year ended August 31, 2008 compared to $2,630,996 for the year ended August 31, 2007. During the year we completed a successful private placement of $263,484 and received cash proceeds of $260,412 from the exercise of stock options.

We have financed our operations to date primarily through the sale of equity securities and borrowings from shareholders. When possible, we have issued common stock for services and debt settlement. We continued these financing activities through the year ended August 31, 2008 as our revenues to date have provided insufficient funding for our working capital requirements and the aggressive implementation of our business plan. We expect revenues, and cashflows, to improve into fiscal 2009. We are encouraged by our revenue growth in fiscal 2008 as our record label clients incorporate Play MPE® into their work flow.

Going Concern

To date, we have experienced recurring net losses (2008 - $2,293,178) and currently have a stockholders’ deficiency of $132,609 and a working capital deficit of $192,772. During the year ended August 31, 2008, we have aggressively implemented our business plan of transitioning new and existing customers (“record labels”) to transactional based contracts through the full commercial deployment of our “Play MPE”™ system. Our revenue has increased quarter over quarter, every quarter for the past two years, while expenditures required to service this revenue growth have curtailed significantly over the latter half of 2008. We anticipate continued growth in revenue and improvements to our cash flow.

Depending on our ability to grow sales and related cash flows, we may need to raise additional funds to complete our business plan due to our significant working capital deficiency. There are no assurances that we will be successful in achieving these goals.

In view of these conditions, our ability to continue as a going concern is in doubt. Our financial statements do not give effect to any adjustments which would be necessary should we be unable to continue as a going concern and therefore be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

ITEM 7. FINANCIAL STATEMENTS.

Index to Audited Consolidated Financial Statements for the Year Ended August 31, 2008:

1.	Report of Independent Registered Public Accounting Firm;

2.	Consolidated Balance Sheets as at August 31, 2008 and 2007;

3.	Consolidated Statement of Operations for the Years Ended August 31, 2008 and 2007;

4.	Consolidated Statement of Changes in Stockholders' Equity (Deficiency) for the Years Ended August 31, 2008 and 2007;

5.	Consolidated Statement of Cash Flows for the Years Ended August 31, 2008 and 2007;

6.	Notes to Consolidated Financial Statements.

Consolidated Financial Statements

Destiny Media Technologies Inc.
August 31, 2008 and 2007
(Expressed in United States dollars)

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Destiny Media Technologies Inc.

We have audited the accompanying consolidated balance sheets of Destiny Media Technologies Inc. as of August 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Destiny Media Technologies Inc. at August 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company’s recurring net losses from operations and shareholders’ deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada,
November 26, 2008	Chartered Accountants

Destiny Media Technologies Inc.
CONSOLIDATED BALANCE SHEETS
[See Note 2 - Going Concern Uncertainty]
As at August 31	(Expressed in United States dollars)

	2008	2007
	$	$

ASSETS
Current
Cash	91,369	1,215,183
Accounts and other receivables, net of allowance for
doubtful accounts of $56,365[2007 - $5,221]	336,734	265,849
Prepaid expenses	73,171	83,751
Total current assets	501,274	1,564,783
Deposits	48,863	110,365
Property and equipment, net [note 4]	111,300	111,907
Total assets	661,437	1,787,055

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current
Accounts payable	382,606	132,245
Accrued liabilities	245,977	193,197
Shareholder loans payable [note 5]	44,152	—
Deferred revenue	21,311	9,984
Total current liabilities	694,046	335,426
Obligation for share settlement [note 6]	100,000	100,000
Total liabilities	794,046	435,426

Commitments and contingencies [notes 9 and 11]
Stockholders’ deficiency [note 7]
Common shares, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 51,090,314 shares
[August 31, 2007 - 49,936,001 shares]	51,092	49,938
Issued and held for settlement: 133,333 shares
Additional paid-capital	9,208,131	8,484,231
Deficit	(9,511,445)	(7,218,267)
Accumulated other comprehensive income	119,613	35,727
Total stockholders’ deficiency	(132,609)	1,351,629
Total liabilities and shareholders’ deficiency	661,437	1,787,055

See accompanying notes

Destiny Media Technologies Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended August 31	(Expressed in United States dollars)

	2008	2007
	$	$

Revenue [note 13]	1,578,888	875,544

Operating expenses
General and administrative [note 7(c)]	1,048,693	671,311
Sales and marketing [note 7(c)]	1,498,022	1,351,358
Research and development [note 7(c)]	1,392,245	909,041
Amortization	44,861	62,902
	3,983,821	2,994,612
Loss from operations	(2,404,933)	(2,119,068)
Other income (expenses)
Other income [note 9 and 10]	111,741	892
Interest income	24,959	34,491
Interest and other expense	(24,945)	(13,289)
Net loss for the year	(2,293,178)	(2,096,974)

Net loss per common share, basic and diluted	(0.05)	(0.05)

Weighted average common shares outstanding,
basic and diluted	50,136,873	45,761,879

See accompanying notes

Destiny Media Technologies Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIENCY)
Years ended August 31	(Expressed in United States dollars)

					Accumulated	Total
			Additional		other	shareholder’s
	Common shares		paid-in		comprehensive	Equity
	Shares	Amount	capital	Deficit	income	(Deficiency)
	#	$	$	$	$	$

Balance, August 31, 2006	41,936,223	41,938	5,089,760	(5,121,293)	(111,900)	(101,495)
Net loss for the year	—	—	—	(2,096,974)	—	(2,096,974)
Foreign currency translation gain	—	—	—	—	147,627	147,627
Comprehensive loss	—	—	—	—	—	(1,949,347)
Common shares issued on options exercised	604,778	605	187,395	—	—	188,000
Common shares issued on warrants exercised	1,975,000	1,975	503,025	—	—	505,000
Common shares issued through private placement	5,420,000	5,420	1,933,840	—	—	1,939,260
Stock based compensation	—	—	770,211	—	—	770,211
Balance, August 31, 2007	49,936,001	49,938	8,484,231	(7,218,267)	35,727	1,351,629
Net loss for the year				(2,293,178)		(2,293,178)
Foreign currency translation gain					83,886	83,886
Comprehensive loss						(2,209,292)
Common shares issued on options exercised	672,041	672	259,740	—	—	260,412
Common shares issued through private placement	482,272	482	263,002	—	—	263,484
Stock based compensation	—	—	201,158	—	—	201,158
Balance, August 31, 2008	51,090,314	51,092	9,208,131	(9,511,445)	119,613	(132,609)

See accompanying notes

Destiny Media Technologies Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended August 31	(Expressed in United States dollars)

	2008	2007
	$	$

OPERATING ACTIVITIES
Net loss	(2,293,178)	(2,096,974)
Items not involving cash:
Amortization	44,861	62,902
Amortization of deferred lease benefit	—	(33,576)
Stock-based compensation	201,158	770,211
Changes in non-cash working capital:
Accounts and other receivables	(69,685)	(122,488)
Prepaid expenses	75,520	(173,689)
Accounts payable and accrued liabilities	322,143	(48,254)
Deferred revenue	12,012	(902)
Net cash used in operating activities	(1,707,169)	(1,642,770)

INVESTING ACTIVITIES
Proceeds on disposal of property and equipment	1,053	—
Purchase of equipment	(44,619)	(77,849)
Net cash used in investing activities	(43,566)	(77,849)

FINANCING ACTIVITIES
Proceeds (repayments) of shareholder loans	44,152	(16,944)
Proceeds from exercise of stock options	260,412	188,000
Proceeds from exercise of warrants	—	505,000
Proceeds from issuance of common shares net of financing costs	263,484	1,954,940
Net cash provided by financing activities	568,048	2,630,996

Effect of foreign exchange rate changes on cash	58,873	148,469

Net increase (decrease) in cash during the year	(1,123,814)	1,058,846
Cash, beginning of year	1,215,183	156,337
Cash, end of year	91,369	1,215,183

Supplementary disclosure
Cash paid for interest	8,717	677
Common shares issued on extinguishment of loans	—	300,000

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 and 2007

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

The Company incurred a net loss of $2,293,178 for the year ended August 31, 2008, and has a working capital deficit of $192,772 and a shareholders’ deficiency of $132,609 as at August 31, 2008, that raise doubt its ability to continue as a going concern. During the year ended August 31, 2008, the Company has aggressively implemented its business plan of transitioning new and existing customers (“record labels”) to transactional based contracts through the full commercial deployment of its “Play MPE”™ system. The Company is pursuing transaction fee based agreements with other large record labels and has developed an “Indie Uploader” system for smaller labels available on www.myplaympe.com, expects revenues and cashflows to improve in fiscal 2009 as our customers incorporate Play MPE® into their work flow. The Company is encouraged by its revenue growth in 2008. Depending on its ability to grow sales and related cash flows, the Company may need to raise additional funds to complete our business plan due to our significant working capital deficiency. The Company’s goal is to obtain these funds through an optimal mix of internal and external financing opportunities including cash flows from operations, strategic partnerships, equity financings and shareholder loans. There are no assurances that the Company will be successful in achieving these goals.

In view of these conditions, the ability of the Company to continue as a going concern is not certain. These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 and 2007

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies used in the preparation of these consolidated financial statements:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Destiny Software Productions Inc. and MPE Distribution Inc. All inter-company balances and transactions have been eliminated on consolidation.

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent liabilities at the date reported in the consolidated financial statements and the amounts of reported revenues and expenditures. Actual results could differ from these estimates.

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

SOP 97-2 generally requires revenue from software arrangements involving multiple elements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, post-contract customer support, installation or training, and to be recognized as the element is delivered and the Company has no significant remaining performance obligations. The determination of fair value is based on objective evidence that is specific to the vendor. If evidence of fair value for each element of the arrangement does not exist, and the only outstanding deliverable is post-customer support, all revenue from the arrangement is recognized ratably over the term of the arrangement.

License revenue is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, and provided the arrangement does not require significant customization of the software, the fee is fixed and determinable, and collectability is considered probable.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 and 2007

3. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts through review of open accounts, and historical collection and allowance amounts. The allowance for doubtful accounts is intended to reduce trade accounts receivable to the amount that reasonably approximates their fair value due to their short-term nature. The Company’s exposure to credit risk has increased as a result of global market conditions and increased revenue. This has been reflected in an increase in the allowance for doubtful accounts to $55,365 (2007 - $5,221). The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the consolidated financial statements based on collection experience.

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

August 31, 2008 and 2007

3. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Property and equipment

Property and equipment are stated at cost. Amortization is taken over the estimated useful lives of the assets and is calculated using the declining balance method at the following annual rates, commencing upon utilization of the assets:

Furniture and fixtures	20%
Computer hardware	30%
Computer software	100%
Leasehold improvements	Straight-line over lease term

Translation of foreign currencies

The Company’s functional currency is the U.S. dollar. Financial statements of foreign operations for which the functional currency is the local currency are translated into U.S. dollars with assets and liabilities translated at the rate of exchange in effect at the balance sheet date and revenue and expense items translated at the average rates for the period. Unrealized gains and losses resulting from the translation of the consolidated financial statements are deferred and accumulated in a separate component of shareholders’ equity (deficiency) as a foreign currency translation gain (loss) in accumulated other comprehensive income.

Transactions denominated in foreign currencies are translated at the exchange rate in effect on the respective transaction date and gains and losses are reflected in the statement of operations.

Advertising

Advertising costs are expensed as incurred and totaled $365,384 and $188,474 during the years ended August 31, 2008 and 2007, respectively.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 and 2007

3. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, the deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using substantively enacted tax rates that will be in effect for the year in which the differences are expected to reverse. Beginning on September 1, 2007, the Company also adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board Statement 109, “Accounting for Income Taxes”(“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2008, the tax years which remain subject to examination by major tax jurisdictions. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Capital stock or equivalent issued for consideration other than cash

Capital stock or equivalent issued for consideration other than cash is recorded at an estimate of the fair value of the stock or equivalent issued or issuable or at an estimate of the fair value of the goods or services received, whichever is more readily ascertainable.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 and 2007

3. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Stock based compensation

The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (“FAS 123(R)”). Under the fair value recognition provisions of FAS 123(R), stock based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes option pricing model to estimate fair value of its stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. The Company’s computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, the Company considers many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Loss per share

Basic and diluted loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Comprehensive loss

Comprehensive loss includes all changes in equity except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income consists only of accumulated foreign currency translation adjustments for all years presented.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157 ‘Fair Value Measurements’ (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt FAS 157 effective September 1, 2008 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 and 2007

3. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for fiscal periods beginning after November 15, 2007. The Company will adopt FAS 159 effective September 1, 2008 and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 and 2007

4. PROPERTY AND EQUIPMENT

		Accumulated	Net book
	Cost	amortization	value
	$	$	$

2008
Furniture and fixtures	102,385	70,765	31,620
Computer hardware	277,725	206,029	71,696
Computer software	32,390	27,337	5,053
Leasehold improvements	4,397	1,466	2,931
	416,897	305,597	111,300

2007
Furniture and fixtures	91,709	63,354	28,355
Computer hardware	250,966	177,808	73,158
Computer software	27,637	22,899	4,738
Leasehold improvements	5,656	—	5,656
	375,968	264,061	111,907

5. SHAREHOLDER LOAN PAYABLE

	2008	2007
	$	$

Shareholder loan payable, unsecured,
due on demand, interest bearing at 5.5%	44,152	—
	44,152	—

The Company has received a loan in the amount of $47,000CDN from its Chief Financial Officer, Fred Vandenberg, who is a shareholder. The loan is due on demand and bears interest at 5.5% .

6. OBLIGATION FOR SHARE SETTLEMENT

During the year ended August 31, 2003, the Company issued 133,333 common shares to be delivered in settlement for proceeds of $100,000 received in respect of a private placement that was not completed in August 2000. As the private placement was not completed and although management expects that the amount ultimately will be settled through the release of the shares, the obligation for share settlement is recorded as a liability until a settlement is finalized between the Company and parties involved in the August 2000 private placement.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 and 2007

7. SHARE CAPITAL

[a] Authorized

The Company is authorized to issue up to 100,000,000 shares of common shares, par value $0.001 per share.

[b] Common shares issued

2008

During the year ended August 31, 2008, the Company issued 482,272 units for net cash proceeds of $263,464. As part of the issuance, the Company issued 235,250 warrants at $0.60 expiring November 30, 2009 and 5,886 warrants at $0.50 expiring January 31, 2010. Also, 672,041 stock options were exercised during the year ended August 31, 2008 for cash proceeds of $260,412.

2007

During the year ended August 31, 2007, the Company completed a private placement which consisted of the issuance of 5,400,000 units at $0.40 for net cash proceeds of $1,939,260. Each unit consists of one common share and one warrant exercisable into one common share at $0.50 expiring February 28, 2012. In connection with the private placement, the Company incurred $220,740 of financing and share issuance costs [of which $15,681 is included in accounts payable at the end of the year] and issued as compensation an additional 20,000 common shares, 361,000 warrants exercisable into common shares at $0.40 expiring February 28, 2012, and 400,000 warrants exercisable into common shares at $0.50 expiring February 28, 2012.

During the year ended August 31, 2007, 604,778 stock options were exercised for cash proceeds of $188,000, 1,750,000 $0.25 warrants were exercised for gross proceeds of $437,500 and 225,000 $0.30 warrants were exercised for gross proceeds of $67,500.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 and 2007

7. SHARE CAPITAL (cont’d.)

[c] Stock options

The Company has reserved a total of 8,850,000 common shares for issuance under its two existing stock option plans (the “Plans”), of which 916,334 common shares remain available for future option issuance. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of August 31, 2008, and changes during the year ended is presented below:

			Weighted
			Average
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$
Outstanding at August 31, 2007	4,287,000	0.42
Granted	859,041	0.41
Exercised	(672,041)	(0.39)
Expired	(135,000)	(0.43)
Outstanding at August 31, 2008	4,339,000	0.48	2.83	179,850
Vested at August 31, 2008	3,961,537	0.47	2.73	166,725
Exercisable at August 31, 2008	3,961,537	0.47	2.73	166,725

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common shares for the options that were in-the-money at August 31, 2008.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 and 2007

7. SHARE CAPITAL (cont’d.)

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the year ended August 31, 2008 has considerations for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behavior as well as trends of actual option forfeitures.

Total stock-based compensation for the year ended August 31, 2008 includes stock-based compensation expense related to employees of $176,179 (2007-$328,155) and stock-based-compensation expense related to consultants of $24,980 (2007- $442,056) reported in the consolidated statements of operations as follows:

	2008	2007
	$	$
Stock-based compensation
General and administrative	47,205	97,100
Sales and marketing	91,285	513,182
Research and development	62,668	159,929
Total stock-based compensation	201,158	770,211

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2008	2007
	$	$
Expected term of stock options (years)	2.5-5.0	2.5-5.0
Expected volatility	85% - 92%	85%-94%
Risk-free interest rate	2.31% - 4.51%	3.9%-5.04%
Dividend yields	—	—

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 and 2007

7. SHARE CAPITAL (cont’d.)

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

The weighted-average grant-date fair value of options granted during the year ended August 31, 2008 and 2007 was $0.24 and $0.22, respectively.

As at August 31, 2008, there was $103,203 of unrecognized stock-based compensation cost related to employee stock options granted under the Plans, which is expected to be fully recognized over the next 12-24 months.

[d] Warrants

As at August 31, 2008, the Company has the following common shares warrants outstanding:

	Number of Common	Exercise Price
	Shares Issuable	$	Date of Expiry

$0.22 Warrants	950,000	0.22	August 25, 2011
$0.40 Warrants	361,000	0.40	February 28, 2012
$0.50 Warrants	5,886	0.50	January 31, 2010
$0.50 Warrants	5,800,000	0.50	February 28, 2012
$0.60 Warrants	235,250	0.60	November 30, 2009
$0.70 Warrants	500,000	0.70	April 9, 2012
	7,852,136

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 and 2007

7. SHARE CAPITAL (cont’d.)

5,400,000 of the $0.50 warrants have a forced conversion feature by which the Company can demand exercise of the share purchase warrants if the common shares trades at a price equal to or greater than $1.25 if certain conditions are met.

All of the $0.60 warrants have a forced conversion feature by which the Company can demand exercise of the share purchase warrants if the common shares trades at a price equal to or greater than $0.80 if certain conditions are met.

On September 11, 2006, the Company entered into an agreement with Bryant Park Capital to act as an exclusive financial advisor to provide strategic assistance and maximize shareholder value. As part of the agreement, the Company issued 950,000 warrants with a strike price of $0.22. On April 9, 2007, the Company modified and expanded its agreement with Bryant Park Capital to include additional services not previously contemplated in the original agreement. As compensation, the Company issued an additional 500,000 warrants exercisable into common shares at a price of $0.70. The warrants are fully vested.

8. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 39.63% and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 33%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company’s income tax expense is as follows:

	2008	2007
	$	$

Tax recovery at U.S. statutory rates	(909,000)	(833,000)

Permanent differences	82,000	375,000
Effect of lower foreign tax in Canada	109,000	50,000
Other adjustments to valuation allowance	718,000	408,000
Income tax expense (recovery)	—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which realization is not more likely than not to occur.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 and 2007

8. INCOME TAXES (cont’d.)

Significant components of the Company’s deferred tax assets as of August 31 are as follows:

	2008	2007
	$	$

Deferred tax assets:
Net operating loss carryforwards	2,073,000	1,732,000
Excess of book over tax depreciation	71,000	70,000
Total deferred tax asset	2,144,000	1,802,000
Valuation allowance	(2,144,000)	(1,802,000)
Net deferred tax asset	—	—

Net loss by geographic region is as follows:

	2008	2007
	$	$

United States	(742,606)	(1,129,942)
Canada	(1,550,572)	(967,032)
	(2,293,178)	(2,096,974)

If not utilized to reduce future taxable income, the Company’s net operating loss carryforwards will expire as follows:

	Canada	United States
	$	$

2009	108,000	—
2015	262,000	—
2019 and thereafter	2,548,000	3,043,000
	2,918,000	3,043,000

Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will be determined by the fair market value of common shares outstanding prior to the ownership change, multiplied by the applicable federal rate.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 and 2007

9. COMMITMENTS

The Company is committed to payments under its premises lease, which expires on August 30, 2010 as follows:

$

2009	273,713
2010	273,713
547,426

The Company has entered into sublease agreements (note 10) to offset the cost commitments above. All sublease income has been reported in other income in the consolidated statements of operations and has not been reflected in the amounts disclosed above.

10. RELATED PARTY TRANSACTIONS

During the year ended August 31, 2008, the Company entered into a sublease agreement with a Director effective September 1, 2007. The term of the sublease is one year expiring on August 31, 2008, and calls for committed monthly payments of $6,016 which offsets its lease cost. Thereafter the sublease is month to month with a two month notice period. A deposit of $12,260 has been received which will be applied to the last two months lease payments. The rent deposit is included in accrued liabilities.

11. CONTINGENCIES

On March 7, 2006, the Company filed a statement of claim in the Federal Court of Canada against Yangaroo Inc. (formerly Musicrypt Inc.) (the “Defendant”) to assert that the Company’s technology does not infringe on the stated patent owned by the Defendant and to further declare that Defendant’s patent is invalid. This statement of claim was initiated by the Company as a result of the Defendant’s statements to the contrary. On June 7, 2006, the Company’s counsel received a statement of defense and counterclaim from the defendant, requesting specified damages or audited Canadian profits from the Play MPE® system if it is offered in Canada.

On January 11, 2007, the Federal Court of Canada issued a bifurcation order of the issues included in the action. Accordingly, only the issues of infringement and validity of the patent raised in the claim will be addressed in the current proceeding. The remaining issues including the

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 and 2007

11. CONTINGENCIES (cont’d.)

counterclaim for specified damages will be the subject of a separate determination to be conducted after the trial if it then appears that such issues need to be decided.

On May 3, 2007, the Company filed a statement of claim in Ontario Superior Court for damages against the Defendant (Yangaroo Inc.), and executives of the Defendant, John Heaven and Clifford Hunt (collectively the “Defendants”) in the amount of $25,000,000 caused by the Defendants making statements constituting defamation and injurious falsehood, making false or misleading statements tending to discredit the business, making false or misleading representations contrary to the Competition Act of Canada, and unlawful interference with the Company’s economic relations. The statement further requests an injunction from continuing the actions instigating the statement of claim.

On June 7, 2007, the Defendant filed a statement of defense, denying the allegations set out in the statement of claim dated May 3, 2007, and counterclaim against the Company and its Chief Executive Officer, Steve Vestergaard, also in the amount of $25,000,000, for making statements constituting defamation and injurious falsehood, making false or misleading statements tending to discredit the business, making false or misleading representations contrary to the Competition Act, and unlawful interference with the Defendant’s economic relations. The Company further requests an injunction from continuing the defamatory actions.

No amount has been recognized as a receivable for damages as outlined in the statement of claim. The amount of damages awarded to either party, if any, in relation to the statement of claim or counterclaim cannot be reasonably estimated and no amount has been recognized. Management does not believe that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

12. FINANCIAL INSTRUMENTS

Fair value disclosures

The carrying values of cash, accounts receivable, accounts payable and accrued liabilities, and shareholder loan payable, approximate their fair values due to the relatively short periods to maturity of the instruments.

Foreign currency risk

The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. The Company has not entered into contracts for foreign exchange hedges.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008 and 2007

13. SEGMENTED INFORMATION AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	2008	2007
	$	$

MPE®

United States	1,126,819	442,053
Canada	103,175	64,603
Other	19,933	-
Total MPE® Revenue	1,249,927	506,656

Clipstream ® & Radio Destiny

United States	273,250	311,862
Canada	36,501	34,355
Other	19,210	22,671
Total Clipstream ® & Radio Destiny Revenue	328,961	368,888

Total Revenue	1,578,888	875,544

During the year ended August 31, 2008, one customer represented 46% of the total revenue balance [2007 - one customer represented 31%].

As at August 31, 2008, two customers represent 35% of the trade accounts receivables balance of $357,938 [2007 – one customer represented 62%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company are responsible for evaluating the effectiveness of the Company’s disclosure controls and procedures and have concluded, based on our evaluation, that they are effective as at August 31, 2008 to ensure that information required to be disclosed in reports filed or submitted under Canadian and United States securities legislation is recorded, processed, summarized and reported within the same period specified in those rules and regulations.

Internal Controls Over Financial Reporting

The Chief Executive Officer and the Chief Financial Officer of the Company are responsible for designing internal controls over financial reporting, or causing them to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Using the framework provided by the Committee of Sponsoring Organizations (“COSO”), the Company conducted an evaluation of the effectiveness of the internal controls over financial reporting as at August 31, 2008 and concluded that there are material weaknesses in internal controls over financial reporting, which are as follows:

  Due to the limited number of staff resources, the Company believes there are instances where a lack of segregation of duties exist to provide effective controls;

  Our audit committee does not have a financial expert and is not independent; and

  Due to the limited number of staff resources, the Company may not have the necessary in- house knowledge to address complex accounting and tax issues that may arise.

As a result of these weaknesses, the Company’s internal controls over financial reporting are not effective. The weaknesses and their related risks are not uncommon in a company the size of Destiny Media because of limitations in size and number of staff. The Company believes it has taken initial steps to mitigate these risks by consulting outside advisors and involving the Audit Committee and Board of Directors in reviews and consultations where necessary. However, these weaknesses in internal controls over financial reporting could result in a more than remote likelihood that a material misstatement would not be prevented or detected. The Company believes that it must take additional steps to further mitigate these risks by consulting outside advisors on a more regular and timely basis.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the period covered by this annual report, there have been no changes in the Company’s internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Steven Vestergaard(1)	Chief Executive Officer and Director	42	January 1999
Frederick Vandenberg	Chief Financial Officer and Corporate Secretary	40	July 2007
Edward Kolic(1)	Director	47	February 1999
Lawrence J. Langs	Director	47	November 2000
Yoshitaro Kumagai	Director	62	August 2001
Wayne Koshman(1)	Director	46	May 2002

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

AUDIT COMMITTEE

Our audit committee consists of Mr. Steven Vestergaard, our Chief Executive Officer, Mr. Edward Kolic, and Mr. Wayne Koshman, two of which are independent. We currently do not have a financial expert on the audit committee.

FAMILY RELATIONSHIPS

There are no family relationships among our officers and directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by us, we believe that during the fiscal year ended August 31, 2008 all such filing requirements applicable to our officers and directors were complied with.

CODE OF ETHICS

The Company’s code of ethics is available on our website at http://www.dsny.com/investor/

ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information as to Mr. Steven Vestergaard, our Chief Executive Officer and Mr. Vandenberg, our Chief Financial Officer. No person other than Mr. Vestergaard acted as our Chief Executive Officer during our last fiscal year ended August 31, 2008. No other compensation was paid to Mr. Vestergaard other than the compensation set forth below.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION(3)
Name	Title	Year	Salary	Bonus	Other Annual Compensation	AWARDS		PAYOUTS	All Other Compensation
						Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)
Steven Vestergaard (1), (2)	Director President CEO	2008 2007 2006	$153,954 $113,666 $83,848	$38,489 0 0	0 0 0	0 0 0	0 300,000 0	0 0 0	0 0 0
Frederick Vandenberg (4)	CFO & Corporate Secretary	2008 2007	$124,157 $27,869	$31,039 0	0 0	0 0	0 0	0 0	0 0

Notes to Summary Compensation Table:

(1)	All salaries paid to Mr. Vestergaard are paid in Canadian dollars.

(2)	Compensation is stated in United States dollars and is based on an exchange rate of $0.9933 US dollars for each $1.00 Canadian dollar.

(3)	The value of benefits that do not exceed 10% of total annual salary are not reported herein.

(4)

All salaries paid to Mr. Vandenberg are paid in Canadian dollars. Mr. Vandenberg became an employee of the Company on June 1, 2007 and assumed the position of Chief Financial Officer effective July 16, 2007. All shares owned by Mr. Vandenberg were acquired in purchases by Mr. Vandenberg in fair market value transactions.

STOCK OPTION GRANTS

There were no new options grants to executives in 2008.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

None

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

We are not aware of any change in control arrangement with Mr. Vestergaard.

We are not party to any written employment agreement with Mr. Vandenberg. We do not have any agreements with Mr. Vandenberg regarding the payments of bonus or other performance incentives. Mr. Vandenberg is eligible to receive stock options as and when approved by our Board of Directors.

We are not aware of any change in control arrangement with Mr. Vandenberg.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 18, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS:
Common Stock	Steven Vestergaard President, Chief Executive Officer c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	11,056,355(7)	21.6%
Common Stock	Frederick Vandenberg Chief Financial Officer and Corporate Secretary c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	745,000(2)	1.5%
Common Stock	Edward Kolic Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	461,300 (3)	0.9%
Common Stock	Lawrence J. Langs Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	300,000 (4)	0.6%
Common Stock	Yoshitaro Kumagai Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	400,000 (5)	0.8%
Common Stock	Wayne Koshman Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	355,000 (6)	0.7%
Common Stock	All Officers and Directors as a Group (6 persons)	13,317,655	26.0%
5% SHAREHOLDERS
Common Stock	Sabre Value Fund LP	4,578,700(8)	8.9%
Common Stock	Proximity Capital LLC	3,165,000(9)	6.2%

(1)

Under Rule 13d-3 of the Securities Exchange Act of 1934, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 18, 2008. As of November 18, 2008, there were 51,223,647 shares of our common stock issued and outstanding.

(2)

Consists of 407,500 shares held by Mr. Vandenberg and 300,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Vandenberg within 60 days of November 18, 2008 and 37,500 shares that are immediately acquirable upon the exercise of warrants held by Mr. Vandenberg within 60 days of November 18, 2008.

(3)	Consists of 161,300 shares held by Mr. Kolic and 300,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Kolic within within 60 days of November 18, 2008.

(4)	Consists of 300,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Langs within 60 days of November 18, 2008.

(5)	Consists of 100,000 shares held by Mr. Kumagai and 300,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Kumagai within 60 days of November 18, 2008.

(6)	Consists of 205,000 shares held by Mr. Koshman and 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Koshman within 60 days of November 18, 2008.

(7)	Consists of 10,756,355 shares held by Mr. Vestergaard and 300,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Vestergaard within 60 days of November 18, 2008.

(8)	Consists of 3,578,700 shares and 1,500,000 shares that are immediately acquirable upon the exercise of warrants within 60 days of November 18, 2008.

(9)	Consists of 1,665,000 shares and 1,500,000 shares that are immediately acquirable upon the exercise of warrants within 60 days of November 18, 2008.

EQUITY COMPENSATION PLAN INFORMATION

We have two equity compensation plans, namely our Amended 1999 Stock Option Plan and our Amended 2006 Stock Option Plan, under which up to 3,750,000 and 5,100,000 shares of our common stock, respectively, have been authorized for issuance to our officers, directors, employees and consultants. Our plans have been approved by the Company’s stockholders. The following summary information is presented for our plans on an aggregate basis as of August 31, 2008.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	4,339,000 Shares of Common Stock	$0.48 per Share	916,334 Shares of Common Stock
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Except as described under Item 11 and under the title of executive compensation, and under note 5 of the financial statements, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which the Company proposes to be a party:

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

SHARE ISSUANCES

None

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

(1) Filed as an exhibit to this Annual Report on Form 10-KSB

(b) Reports on Form 8-K.

During the year ended August 31, 2008, we filed the following reports on Form 8-K.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our independent registered public accounting firm, Ernst & Young LLP, provided audit and other services during the years ended August 31, 2008 and 2007 as follows:

	2008	2007
Audit Fees	$76,500	$81,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees		-
Total Fees	$76,500	$81,500

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

Audit Related Fees. There were no audited related fees paid to Ernst & Young LLP.

Tax Fees. This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning. There were no tax fees paid to Ernst &Young LLP.

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
Steven Vestergaard, President
Chief Executive Officer
Director

/s/ Frederick Vandenberg
Date: December 1, 2008
Frederick Vandenberg, Chief Financial Officer
Date: December 1, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer
(Principal Executive Officer)
Director
Date: December 1, 2008

By:	/s/ Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: December 1, 2008

By:	/s/ Edward Kolic
Edward Kolic
Director
Date: December 1, 2008

By:	/s/ Wayne Koshman
Wayne Koshman
Director
Date: December 1, 2008