Form 10KSB/A
period 2008-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2009-01-07
CIK 1099369

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

Users can configure their experience with the system, including merging various email accounts into a single ID and setting email preferences. At the user’s request, email previews can be restricted to one per day, week or month in the form of a digest. Otherwise, if a preview is selected by the label, an email will automatically go out at the specified date and time alerting the recipient of a new song. This email preview can feature a Clipstream® stream of the song embedded directly in the email, album cover graphics, promotional materials and instructions for accessing the song. This combination of our valuable technologies provides exceptional significant appeal to the use of the Play MPEä system.

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

We have applied for trademark protection for MPE® in Canada, China, Europe and Japan. We have applied for trademark protection for PLAY MPEä and SONOX DIGITALTM in the US, Canada, China, Europe and Japan . This protection is currently pending.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2008

Revenue

Revenue continued to grow during our fourth quarter and was again the highest in the Company’s history. Our fourth quarter revenue grew by more than 33% from our third quarter to approximately $490,000 on the strength of our twelfth straight quarter of revenue growth in our Play MPEä system, which grew by 35%. Revenue for both Clipstream® and for MPE® increased during the quarter. Overall revenue has grown every quarter over the last two years and has grown by an average over that period of 15% per quarter.

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

Cash Flows

Net cash used in operating activities increased to $1,707,169 for the year ended August 31, 2008 compared to $1,642,770 for the year ended August 31, 2007, representing an increase of $64,400 or 4%. The increase is mainly due to increased staff costs associated with the expansion of the Play MPEä system. The cash used in operating activities was in part off-set by net cash provided by financing activities in the amount of $568,048 for the year ended August 31, 2008 compared to $2,630,996 for the year ended August 31, 2007. During the year we completed a successful private placement of $263,484 and received cash proceeds of $260,412 from the exercise of stock options.

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

We will need to raise additional funds to complete our business plan due to our significant working capital deficiency. Our goal is to obtain these funds through internal and external financing opportunities including cash flows from operations, strategic partnerships, equity financings and shareholder loans. There are no assurances that we will be successful in achieving these goals.

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

/s/ Ernst & Young LLP

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
Common shares, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 51,090,314 shares
[August 31, 2007 - 49,936,001 shares]	51,092	49,938
Issued and held for settlement: 133,333 shares
Additional paid-capital	9,208,131	8,484,231
Deficit	(9,511,445)	(7,218,267)
Accumulated other comprehensive income	119,613	35,727
Total stockholders’ deficiency	(132,609)	1,351,629
Total liabilities and shareholders’ deficiency	661,437	1,787,055

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended August 31	(Expressed in United States dollars)

	2008	2007
	$	$

Revenue [note 13]	1,578,888	875,544

Operating expenses
General and administrative [note 7(c)]	1,048,693	671,311
Sales and marketing [note 7(c)]	1,498,022	1,351,358
Research and development [note 7(c)]	1,392,245	909,041
Amortization	44,861	62,902
	3,983,821	2,994,612
Loss from operations	(2,404,933)	(2,119,068)
Other income (expenses)
Other income [notes 9 and 10]	111,741	892
Interest income	24,959	34,491
Interest and other expense	(24,945)	(13,289)
Net loss for the year	(2,293,178)	(2,096,974)

Net loss per common share, basic and diluted	(0.05)	(0.05)

Weighted average common shares outstanding,
basic and diluted	50,136,873	45,761,879

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATEDSTATEMENTS OF CHANGESIN SHAREHOLDERS’ EQUITY(DEFICIENCY)

Years ended August 31	(Expressed in United States dollars)

					Accumulated	Total
			Additional		other	shareholder’s
	Common shares		paid-in		comprehensive	Equity
	Shares	Amount	capital	Deficit	income	(Deficiency)
	#	$	$	$	$	$

Balance, August 31, 2006	41,936,223	41,938	5,089,760	(5,121,293)	(111,900)	(101,495)
Net loss for the year	—	—	—	(2,096,974)	—	(2,096,974)
Foreign currency translation gain	—	—	—	—	147,627	147,627
Comprehensive loss	—	—	—	—	—	(1,949,347)
Common shares issued on options exercised	604,778	605	187,395	—	—	188,000
Common shares issued on warrants exercised	1,975,000	1,975	503,025	—	—	505,000
Common shares issued through private placement	5,420,000	5,420	1,933,840	—	—	1,939,260
Stock based compensation	—	—	770,211	—	—	770,211
Balance, August 31, 2007	49,936,001	49,938	8,484,231	(7,218,267)	35,727	1,351,629
Net loss for the year				(2,293,178)		(2,293,178)
Foreign currency translation gain					83,886	83,886
Comprehensive loss						(2,209,292)
Common shares issued on options exercised	672,041	672	259,740	—	—	260,412
Common shares issued through private placement	482,272	482	263,002	—	—	263,484
Stock based compensation	—	—	201,158	—	—	201,158
Balance, August 31, 2008	51,090,314	51,092	9,208,131	(9,511,445)	119,613	(132,609)

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended August 31	(Expressed in United States dollars)

	2008	2007
	$	$

OPERATING ACTIVITIES
Net loss	(2,293,178)	(2,096,974)
Items not involving cash:
Amortization	44,861	62,902
Amortization of deferred lease benefit	—	(33,576)
Stock-based compensation	201,158	770,211
Changes in non-cash working capital:
Accounts and other receivables	(69,685)	(122,488)
Prepaid expenses	75,520	(173,689)
Accounts payable and accrued liabilities	322,143	(48,254)
Deferred revenue	12,012	(902)
Net cash used in operating activities	(1,707,169)	(1,642,770)

INVESTING ACTIVITIES
Proceeds on disposal of property and equipment	1,053	—
Purchase of equipment	(44,619)	(77,849)
Net cash used in investing activities	(43,566)	(77,849)

FINANCING ACTIVITIES
Proceeds (repayments) of shareholder loans	44,152	(16,944)
Proceeds from exercise of stock options	260,412	188,000
Proceeds from exercise of warrants	—	505,000
Proceeds from issuance of common shares net of financing costs	263,484	1,954,940
Net cash provided by financing activities	568,048	2,630,996

Effect of foreign exchange rate changes on cash	58,873	148,469

Net increase (decrease) in cash during the year	(1,123,814)	1,058,846
Cash, beginning of year	1,215,183	156,337
Cash, end of year	91,369	1,215,183

Supplementary disclosure
Cash paid for interest	8,717	677
Common shares issued on extinguishment of loans	—	300,000
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

During the year ended August 31, 2008, the Company has aggressively implemented its business plan of transitioning new and existing customers (“record labels”) to transactional based contracts through the full commercial deployment of its “Play MPE”™ system. The Company is pursuing transaction fee based agreements with other large record labels and has developed an “Indie Uploader” system for smaller labels available on www.myplaympe.com, The Company is encouraged by its revenue growth in 2008 and expects revenues and cashflows to improve in fiscal 2009 as its customers incorporate Play MPE® into their work flow. The Company will need to raise additional funds to complete its business plan due to its significant working capital deficiency. The Company’s goal is to obtain these funds through an optimal mix of internal and external financing opportunities including cash flows from operations, strategic partnerships, equity financings and shareholder loans. There are no assurances that the Company will be successful in achieving these goals.

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

Comparative amounts

Certain of the comparative amounts have been reclassified to conform to the presentation adopted in the current period.

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

8. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 39.63% and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 33%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutoryrate compared to the Company’s income tax expense is as follows:

	2008	2007
	$	$

Tax recovery at U.S.statutory rate	(909,000)	(833,000)

Permanent differences	82,000	375,000
Effect of lower foreign tax in Canada	109,000	50,000
Other adjustments to valuation allowance	718,000	408,000
Income tax expense (recovery)	—	—

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

The amount of damages awarded to either party, if any, in relation to the statement of claim or counterclaim cannot be reasonably estimated and no amount has been recognized in the financial statements. Management believes that all of the Defendants claims are without merit and it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

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
Steven Vestergaard, President
Chief Executive Officer
Director
Date: January 7, 2009

/s/ Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
Date: January 7, 2009

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer
(Principal Executive Officer)
Director
Date: January 7, 2009

By:	/s/ Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: January 7, 2009

By:	/s/ Edward Kolic
Edward Kolic
Director
Date: January 7, 2009

By:	/s/ Wayne Koshman
Wayne Koshman
Director
Date: January 7, 2009