Form 10-Q
period 2008-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2009-01-14
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended November 30, 2008

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to ______

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

Yes X No __

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,590,314 Shares of $0.001 par value common stock outstanding as of November 30, 2008.

Transitional small business disclosure format (check one):

Yes __ No X

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Three months ended November 30, 2008

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
[See Note 2 - Going Concern Uncertainty]
Unaudited

As at

	November 30,	August 31,
	2008	2008
	$	$

ASSETS
Current
Cash	151,636	91,369
Accounts and other receivables, net of allowance for
doubtful accounts of $11,289 [August 31, 2008 – $56,365]	315,420	336,734
Prepaid expenses	62,220	73,171
Total current assets	529,276	501,274
Deposits	41,941	48,863
Property and equipment, net of accumulated
amortization of $268,033 [August 31, 2008 - $305,597]	86,052	111,300
Total assets	657,269	661,437

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current
Accounts payable	407,350	382,606
Accrued liabilities	198,331	245,977
Shareholder loans payable [note 6]	24,190	44,152
Deferred revenue	6,175	21,311
Total current liabilities	636,046	694,046
Obligation for share settlement	100,000	100,000
Total liabilities	736,046	794,046

Commitments and contingencies
Stockholders’ deficiency
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 51,590,314 shares
[August 31, 2008 – 51,090,314 shares]	51,592	51,092
Issued and held for settlement: 133,333 shares
Additional paid-in capital	9,338,446	9,208,131
Deficit	(9,594,988)	(9,511,445)
Accumulated other comprehensive income	126,173	119,613
Total stockholders’ deficiency	(78,777)	(132,609)
Total liabilities and stockholders’ deficiency	657,269	661,437

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2008	2007
	$	$

Revenue [note 10]	554,561	356,648

Operating expenses
General and administrative	182,384	318,886
Sales and marketing	254,920	485,794
Research and development	224,835	378,173
Amortization	7,937	9,801
	670,076	1,192,654
Loss from operations	(115,515)	(836,006)
Other income (expenses)
Other income	32,137	18,188
Interest income	791	10,266
Interest and other expense	(956)	(4,048)
Net loss for the period	(83,543)	(811,600)

Net loss per common share, basic and diluted	(0.00)	(0.01)

Weighted average common shares
outstanding, basic and diluted	51,106,798	49,942,462

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Expressed in United States dollars)
Unaudited

					Accumulated
			Additional		other	Total
	Common stock		paid-in		comprehensive	stockholders'
	Shares	Amount	capital	Deficit	income	deficiency
	#	$	$	$	$	$
Balance, August 31, 2008	51,090,314	51,092	9,208,131	(9,511,445)	119,613	(132,609)
Net loss				(83,543)		(83,543)
Foreign currency translation gain					6,560	6,560
Comprehensive loss						(76,983)
Common stock issued on options exercised	500,000	500	99,500	—	—	100,000
Stock based compensation	—	—	30,815	—	—	30,815
Balance, November 30, 2008	51,590,314	51,592	9,338,446	(9,594,988)	126,173	(78,777)

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2008	2007
	$	$

OPERATING ACTIVITIES
Net loss for the period	(83,543)	(811,600)
Items not involving cash:
Amortization	7,937	9,801
Stock-based compensation	30,815	108,078
Loss on disposal of capital assets	2,280	—
Changes in non-cash working capital:
Accounts and other receivables	(28,444)	55,517
Loan	—	(98,521)
Prepaid expenses	630	6,437
Accounts payable and accrued liabilities	70,376	121,497
Deferred revenue	(13,059)	(2,619)
Net cash used in operating activities	(13,008)	(512,889)

INVESTING ACTIVITIES
Purchase of equipment	—	(23,401)
Proceeds on disposition of capital assets	—	1,071
Net cash used in investing activities	—	(22,330)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	100,000	2,000
Proceeds (repayments) from shareholder loans	(14,774)	(98,521)
Net cash provided by financing activities	85,226	(96,521)

Effect of foreign exchange rate changes on cash	(11,951)	87,488

Net increase (decrease) in cash	60,267	(544,252)
Cash, beginning of period	91,369	1,215,183
Cash, end of period	151,636	670,931

Supplementary disclosure
Cash paid for interest	956	4,048

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2008	Unaudited

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ended August 31, 2009.

The balance sheet at August 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended August 31, 2008.

The financial statements have been prepared by management in accordance with United States generally accepted accounting principles on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred a net loss of $83,543 for the three months ended November 30, 2008, and has a working capital deficit of $106,770 and a shareholders’ deficiency of $78,777 as at November 30, 2008, that raise doubt about its ability to continue as a going concern.

During the three months ended November 30, 2008, the Company has continued to implement its business plan of increasing revenue through the expansion of our products into new geographic areas and through increased usage by existing customers for its Play MPE® system. The Company is pursuing transaction fee based agreements with other large record labels and has also has developed an “Indie Uploader” system for smaller labels available on www.myplaympe.com.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2008	Unaudited

2. BASIS OF PRESENTATION (cont’d.)

The Company is encouraged by its revenue growth through fiscal 2008 and into the first quarter of fiscal 2009. Management expects revenues and cashflows to continue to improve throughout fiscal 2009 as customers incorporate Play MPE® into their work flow and as Play MPE® expands globally. Management is expanding the use of Play MPE® globally and has established commercial agreements on a global basis with two of the four largest record labels in the world, and anticipates the trend of increased revenue to continue through increased revenue from new and existing customers in North America and in overseas markets. Management also anticipates further reductions in expenditures from favorable foreign exchange rates and previously reduced staffing levels which have not yet resulted in reduced expenses on the financial statements. The Company is also currently negotiating a partnering agreement which could result in a significant reduction in current marketing expenditures and act as a catalyst to worldwide expansion.

The Company will need to raise additional funds to complete its business plan due to its significant working capital deficiency. The Company’s goal is to obtain these funds through internal and external financing sources including cash flows from operations, strategic partnerships, equity financings and shareholder loans. There are no assurances that the Company will be successful in achieving these goals.

In view of these conditions, the ability of the Company to continue as a going concern is in doubt. These financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2008	Unaudited

4. SHARE CAPITAL

[a] Issued and Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the three months ended November 30, 2008, 500,000 stock options were exercised for cash proceeds of $100,000.

[b] Stock option plans

The Company had previously reserved a total of 8,850,000 common shares for issuance under its existing stock option plans, of which, 615,501 remain available for future option issuance. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-based Payment Award Activity

A summary of option activity under the Plans as of November 30, 2008, and changes during the three month period ended is presented below:

			Weighted
		Weighted	Average	Average
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	$
Outstanding at August 31, 2008	4,339,000	0.48	2.83	179,850
Granted	550,000	0.23
Exercised	(500,000)	(0.20)
Expired	(249,167)	(0.53)
Outstanding at November 30, 2008	4,139,833	0.45	2.54	83,930
Vested and exercisable at November 30, 2008	4,034,416	0.45	2.51	79,118

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2008	Unaudited

4. SHARE CAPITAL (cont’d.)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at November 30, 2008.

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three months ended November 30, 2008 has considerations for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behavior as well as trends of actual option forfeitures.

During the three months ended November 30, 2008, 150,000 options were repriced from $0.95 to $0.50 and the unvested options became vested at the date of repricing, which resulted in incremental compensation cost of $5,588. Total stock-based compensation expense related to employees of $30,815 is reported in the statement of operations as follows:

	November 30,	November 30,
	2008	2007
	$	$

Stock-based compensation:
General and administrative	8,488	22,402
Sales and marketing	11,864	59,109
Research and development	10,463	26,567
Total stock-based compensation	30,815	108,078

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2008	Unaudited

4. SHARE CAPITAL (cont’d.)

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three months ended
	November 30,	November 30,
	2008	2007

Expected life of stock options (years)	1.6-2.5	2.50
Expected volatility	88%-96%	85%
Risk-free interest rate	0.9%-1%	4.5%
Dividend yields	—	—

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

The weighted-average grant-date fair value of options granted during the three month periods ended November 30, 2008 and 2007 was $0.08 and $0.27, respectively.

As of November 30, 2008 there was $6,406 of unrecognized stock-based compensation cost related to employee stock options granted under the plans, which is expected to be fully recognized over the next 6- 24 months.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2008	Unaudited

4. SHARE CAPITAL (cont’d.)

[c] Warrants

As at November 30, 2008, the Company has the following common shares warrants outstanding:

	Number of Common	Exercise Price
	Shares Issuable	$	Date of Expiry

$0.22 Warrants	950,000	0.22	August 25, 2011
$0.40 Warrants	361,000	0.40	February 28, 2012
$0.50 Warrants	5,886	0.50	January 31, 2010
$0.50 Warrants	5,800,000	0.50	February 28, 2012
$0.60 Warrants	235,250	0.60	November 30, 2009
$0.70 Warrants	500,000	0.70	April 9, 2012
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

5. COMMITMENTS

The Company is committed to payments under its premises lease, which expires on August 30, 2010 as follows:

$

2009	219,001
2010	219,001
438,002

The Company has entered into sublease agreements to offset the cost commitments above. All sublease income has been reported in other income in the statement of operations and has not been reflected in the amounts disclosed above.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2008	Unaudited

6. RELATED PARTY TRANSACTIONS

The Company entered into a sublease agreement with a Director effective September 1, 2007 which was renewed September 1, 2008 on a month-to-month basis with a two month notice period. The term of the sublease calls for committed monthly payments of $6,016. A deposit of $12,260 has been received which will be applied to the last two months lease payments. The rent deposit is included in accrued liabilities.

During the three month period ended November 30, 2008, the Company has received a loan in the amount of $24,190 ($30,000CDN) from its Chief Executive Officer, Steve Vestergaard, who is a shareholder. The loan is due on demand and bears interest at 5.5% . The Company has repaid the loan in the amount of $44,152($47,000CDN) to its Chief Financial Officer, Fred Vandenberg during this quarter.

7. INCOME TAX

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”), on September 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2008, the tax years which remain subject to examination by major tax jurisdictions as of November 30, 2008. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2008	Unaudited

8. CONTINGENCIES

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

On January 11, 2007, the Federal Court of Canada issued a bifurcation order of the issues included in the action. Accordingly, only the issues of infringement and validity of the patent raised in the claim will be addressed in the current proceeding. The remaining issues including the counterclaim for specified damages will be the subject of a separate determination to be conducted after the trial if it then appears that such issues need to be decided.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2008	Unaudited

9. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

During the first quarter of 2009, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

During the first quarter of 2009, the Company adopted Statement of Financial Accounting Standard No. 159 The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2008	Unaudited

10. SEGMENTED INFORMATION AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by location of customer, is as follows:

	Three Months Ended
	November 30
	2008	2007
	$	$

MPE®

North America	437,405	262,264
Outside of North America	34,094	—
Total MPE® Revenue	471,499	262,264

Clipstream ® & Radio Destiny

North America	80,833	89,188
Outside of North America	2,229	5,196
Total Clipstream ® & Radio Destiny Revenue	83,062	94,384

Total Revenue	554,561	356,648

During the three months ended November 30, 2008, two customers represented 48% of the total revenue balance [November 30, 2007 – one customer represented 49% of the total revenue balance].

As at November 30, 2008, two customers represented $118,667 (39%) of the trade receivables balance [August 31, 2008 – two customers represented 35%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying financial statements and notes thereto included within this Quarterly Report on Form 10-Q. In addition to historical information, the information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.

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

Content can be accessed in either a transient manner (TV, radio) or it can be owned locally by the consumer (DVD’s, CD’s). Destiny provides media owners both approaches over the internet through two product lines:

A) MPE® Suite of Products

MPE® products are powered by two patent pending technologies that give content owners a choice of either locking their content so securely to a recipient machine that it is impossible to copy or giving the end user the ability to copy, but putting a forensic trace into the content that tracks where illegal copies originate. The first patent was granted in December 2008. The second patent was published in April and is expected to be considered by the USPTO by the end of fiscal 2009.

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

http://www.podds.ca

The Play MPE® system, which represented most of the Company’s revenue in the three months ended November 2008, enables a content owner to securely move electronic files (song, videos etc.) through the Internet to a trusted end user.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008

Revenue

Total revenue has grown by 55% over the same quarter in the prior year to $554,561 (2007 - $356,648), by 12% over the previous quarter, and represents the eighth consecutive quarter of revenue growth. This is the 5th consecutive quarter in which revenue is the highest in the Company’s history.

Our growth in revenue is driven by the growth in our Play MPE® system, where access fees have grown by 80% over the same period last year and by 17% over the previous quarter to a total of approximately $470,000 for the quarter.

In fiscal 2008, we ceased pilot usage of the Play MPE® system and have continued to see an increase in revenue reaching our thirteenth straight quarter of revenue growth for the Play MPE® system access. Over the course of fiscal 2008, we entered into and expanded our commercial agreements, adding EMI and Warner Music Group (our second and third US Major Record Labels respectively), several sub-labels of Sony BMG and hundreds of independent record labels in the US. Additionally we renewed our agreement with Universal Music Group and have several sub-labels of Sony BMG on a ‘pay-as-you-go’ basis.

Also during fiscal 2008 we expanded the commercial use of Play MPE® into Europe with the addition of contracts with Universal Music Group, Warner and Sony BMG in Sweden. Warner Sweden was subsequently expanded to include Finland and Norway.

The increase in Play MPE® revenue during the first quarter of 2009 was the result of increases across the spectrum of our client base. The growth has been realized across formats, through existing clients, and through new clients in new geographic areas and includes; a 17% increase in North American Major Record Label revenue, a 40% increase in North American independent record label revenue, a 53% increase in Northern European revenue, expansion into Australia, and revenue from two Major Record Labels rolling out international pilots in new territories.

The expansion into Australia commenced with the commercial use of Play MPE® by Warner Australia. It is anticipated that agreements with Universal Music Group (Australia) and EMI (Australia) as well as additional independent clients in Australia will be added to our revenue base in the second quarter.

We anticipate revenue from Play MPE® to continue to increase into the foreseeable future as the system becomes established in additional countries worldwide and increases in use by existing customers are realized. The music industry has begun to use Play MPE® in some markets as the primary distribution method and Play

MPE® is the world leader in secure digital distribution. We have seen the transition from traditional distribution methods to Play MPE® begin gradually and the growth seen in 2008 has continued into 2009.

Management expects to expand usage of video distribution through Play MPE® in 2009 and to provide video streaming capabilities to the industry through our new automated Clipstream® hosted solution, anticipated to launch in March. Approximately 14% of our revenues are derived from sales of our Clipstream® software. Sales of our Clipstream software have improved marginally over the average quarterly sales in the prior year.

Operating Expenses

Operating expenditures have decreased over the previous quarter by approximately 11% and by 44% over the previous year. The strengthening of the US dollar has some influence on our operating expenditures and has resulted in a decrease of approximately 8-10%. We anticipate the favorable exchange rates to result in further reductions to expenses into our second quarter.

The establishment of the Play MPE® product on a commercial basis and maturity of the product on a technical basis has also resulted in reduced staffing requirements. These reductions do not currently impact the first quarter operating expense but it is anticipated these changes will result in decreased operating expenses in our second quarter.

Included in our expenses are non-cash amortization and stock compensation expense of $38,752 (2007 - $117,879) leading to a net loss before non-cash items of $44,791. It is anticipated that the trend of increasing revenue and declining expenditures realized in each of the past several quarters will continue through our second quarter and will result in positive cash flow and positive net income.

At the end of fiscal 2007 we moved offices due to a proposed rent increase and to accommodate anticipated growth in staff. We were able to secure approximately double the square footage for approximately the same cost as the proposed rent increase. The new space is sufficiently large and efficient to accommodate our growth while providing some space to sub-lease. The rent expense of $70.811 is offset by our sub-lease rental income of $18,188 which is included in “Other income’’ in the Statement of Operations.

General and administrative	November 30	November 30	$	%
	2008	2007	Change	Change
	(3 months)	(3 months)
Wages and benefits	99,522	97,768	1,754	1.8%
Rent	17,703	13,435	4,268	31.8%
Telecommunications	4,829	5,687	(858)	(15.1%)
Bad debt	20,847	4,956	15,891	320.6%
Office and miscellaneous	(5,673)	100,426	(106,099)	(105.6%)
Professional fees	45,156	96,614	(51,458)	(53.3%)
	182,384	318,886	(141,611)	(42.8%)

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The decrease in office and miscellaneous is due to the reduction in investor relations fees, and due to a one time application fee paid in the prior year. Additionally, foreign exchange gains were realized on various balances which are denominated in Canadian dollars.

A reduction in professional fees is due to a reduction of the volume of legal work associated with securities, litigation, contracts, and patents and trademarks work.

Sales and marketing	November 30	November 30	$	%
	2008	2007	Change	Change
	(3 months)	(3 months)
Wages and benefits	143,094	167,501	(24,407)	(14.6%)
Rent	20,498	22,128	(1,630)	(7.4%)
Telecommunications	5,591	9,367	(3,776)	(40.3%)
Meals and entertainment	553	4,639	(4,086)	(88.1%)
Travel	9,950	17,556	(7,606)	(43.3%)
Advertising and marketing	75,234	264,603	(189,369)	(71.6%)
	254,920	485,794	(230,874)	(47.5%)

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs.

The majority of this decrease was due to the decrease in marketing expenditures. During the first quarter of last year, we significantly expanded our marketing and advertising efforts for Play MPE®. During our first quarter of fiscal 2009, Play MPE® has received significant support from the world’s largest record labels resulting in cost effective and organic marketing efforts and demand on higher costs marketing efforts has decreased.

With the addition of partnering opportunities, advertising and marketing costs could decrease or be reallocated to new markets on an as needed basis.

Research and development	November 30	November 30	$	%
	2008	2007	Change	Change
	(3 months)	(3 months)
Wages and benefits	183,330	316,309	(132,979)	(42.0%)
Rent	32,610	43,465	(10,855)	(25.0%)
Telecommunications	8,895	18,399	(9,504)	(51.7%)
	224,835	378,173	(153,338)	(40.5%)

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The decrease is mainly due to decreased staffing and consulting requirements due to the technical maturity of the Play MPE® product.

Amortization

Amortization expense arose from fixed assets and other assets. Amortization decreased to $7,937 for the three months ended November 30, 2008 from $9,801 for the three months ended November 30, 2007, a decrease of $1,864 or 19%.

Other earnings and expenses

Other income increased to $32,137 for the three months ended November 30, 2008 and reflects rent collected from sub-leases of our office space.

Interest income decreased to $791 for the three months ended November 30, 2008 from $10,266 for the three months ended November 30, 2007, a decrease of $9,475.

Interest expense decreased to $956 for the three months ended November 30, 2008 from $4,048 for the three months ended November 30, 2007, a decrease of $3,092.

Net Losses

Our net loss decreased by 90% from the same quarter in the previous year. With continued growth in revenue and anticipated reductions in costs mentioned above it is anticipated that this trend will continue.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $151,636 as at November 30, 2008 compared to cash of $91,369 as at August 31, 2008. We had a working capital deficiency of $106,770 as at November 30, 2008 compared to a working capital deficiency of $192,772 as at August 31, 2008. Both our cash position and our working capital deficiency have improved during the quarter and this trend is expected to continue as a result of anticipated increases to revenue and anticipated decreases to operating expenses.

CASHFLOWS

Operating

Net cash used in operating activities decreased to $13,008 for the three months ending November 30, 2008, compared to $512,889 for the three months ended November 30, 2007 as a result of increasing revenues, and efficiencies pursued by management which has resulted in declining costs.

Investing

There was no net cash used in investing activities during the three months ended November 30, 2008, as compared with $22,330 used in investing activities for the three months ended November 30, 2007.

Financing

Net cash provided from financing activities increased to $85,226 during the three months ended November 30, 2008, as compared to $96,521 used in financing activities over the same period in the prior year.

Going Concern

During the three month ended November 30, 2008, the Company has continued to implement its business plan of increasing revenue through the expansion of our products into new geographic areas and through increased usage by existing customers for its Play MPE® system. The Company is pursuing transaction fee based agreements with other large record labels, and has also developed an “Indie Uploader” system for smaller labels available on www.myplaympe.com.

The Company is encouraged by its revenue growth through fiscal 2008 and into the first quarter of fiscal 2009. Management expects revenues and cashflows to continue to improve and to extend the Company’s trend of eight consecutive quarters of revenue growth throughout fiscal 2009 as its customers incorporate Play MPE® into their work flow and as Play MPE® expands globally. Management is expanding the use of Play MPE® globally and has established commercial agreements on a global basis with two of the four largest record labels in the world, and anticipates the trend of increased revenue to continue through increased revenue from new and existing customers in North America and in overseas markets. Management also anticipates further reductions in expenditures from favorable foreign exchange rates and previously reduced staffing levels which have not yet resulted in reduced expenses on the financial statements. The Company is also currently negotiating a partnering agreement which could result in a significant reduction in current marketing expenditures and act as a catalyst to worldwide expansion.

The Company will need to raise additional funds to complete its business plan due to its significant working capital deficiency. The Company’s goal is to obtain these funds through internal and external financing sources including cash flows from operations, strategic partnerships, equity financings and shareholder loans. There are no assurances that the Company will be successful in achieving these goals.

In view of these conditions, the ability of the Company to continue as a going concern is in doubt. The accompanying financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2008. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Steven Vestergaard and Chief Financial Officer, Mr. Fred Vandenberg. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no material changes in our internal controls or in other factors that could materially affect internal controls subsequent to the date we carried out our evaluation.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

No developments subsequent to August 31, 2008

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the three months ended November 30, 2008.

Item 5.	Other Information

None.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1) Filed as an exhibit to this Annual Report on Form 10-Q

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES INC.
Dated: January 14, 2009
/s/Steven Vestergaard
Steven Vestergaard,
Chief Executive Officer

and

/s/Frederick Vandenberg
Frederick Vandenberg,
Chief Financial Officer