Form 10-Q
period 2009-02-28
DESTINY MEDIA TECHNOLOGIES INC
filed 2009-04-14
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended February 28, 2009

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to_______

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

Yes [ X ] No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller	Smaller reporting company [ X ]
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,590,314 Shares of $0.001 par value common stock outstanding as of February 28, 2009.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Six months ended February 28, 2009

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
[See Note 2 - Going Concern Uncertainty]
Unaudited

As at

	February 28,	August 31,
	2009	2008
	$	$

ASSETS
Current
Cash	9,572	91,369
Accounts and other receivables, net of allowance for
doubtful accounts of $9,921 [August 31, 2008 – $56,365]	323,697	336,734
Prepaid expenses	65,092	73,171
Total current assets	398,361	501,274
Deposits	41,282	48,863
Property and equipment, net of accumulated
amortization of $272,399 [August 31, 2008 - $305,597]	101,847	111,300
Total assets	541,490	661,437

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current
Accounts payable	382,300	382,606
Accrued liabilities	189,720	245,977
Shareholder loans payable [note 6]	-	44,152
Current portion of obligation under capital lease [note 5]	7,700	-
Deferred revenue	17,578	21,311
Total current liabilities	597,298	694,046
Obligation for share settlement	100,000	100,000
Long term portion of obligation under capital lease [note 5]	16,281	-
Total liabilities	713,579	794,046

Commitments and contingencies [note 5 and 8]
Stockholders’ deficiency
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 51,590,314 shares
[August 31, 2008 – 51,090,314 shares]	51,592	51,092
Issued and held for settlement: 133,333 shares
Additional paid-in capital	9,342,472	9,208,131
Deficit	(9,692,870)	(9,511,445)
Accumulated other comprehensive income	126,717	119,613
Total stockholders’ deficiency	(172,089)	(132,609)
Total liabilities and stockholders’ deficiency	541,490	661,437

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
	$	$	$	$

Revenue [note 10]	467,488	359,809	1,022,049	716,457

Operating expenses
General and administrative	176,521	312,853	358,905	631,739
Sales and marketing	186,292	435,796	441,212	921,590
Research and development	221,429	407,116	446,264	785,289
Amortization	8,795	11,744	16,732	21,545
	593,037	1,167,509	1,263,113	2,360,163
Loss from operations	(125,549)	(807,700)	(241,064)	(1,643,706)
Other income (expenses)
Other income	27,985	23,927	60,122	42,115
Interest income	315	4,693	1,106	14,959
Interest and other expense	(633)	(5,195)	(1,589)	(9,243)
Net loss	(97,882)	(784,275)	(181,425)	(1,595,875)

Net loss per common share, basic and diluted	-	(0.02)	-	(0.03)

Weighted average common shares
outstanding, basic and diluted	51,590,314	49,962,042	51,347,220	49,953,150

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Expressed in United States dollars)
Unaudited

					Accumulated
			Additional		other	Total
	Common stock		paid-in		comprehensive	stockholders’
	Shares	Amount	capital	Deficit	income	deficiency
	#	$	$	$	$	$
Balance, August 31, 2008	51,090,314	51,092	9,208,131	(9,511,445)	119,613	(132,609)
Net loss				(181,425)		(181,425)
Foreign currency translation gain					7,104	7,104
Comprehensive loss						(174,321)
Common stock issued on options exercised	500,000	500	99,500	-	-	100,000
Stock based compensation	-	-	34,841	-	-	34,841
Balance, February 28, 2009	51,590,314	51,592	9,342,472	(9,692,870)	126,717	(172,089)

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Six Months	Six Months
	Ended	Ended
	February 28,	February 29,
	2009	2008
	$	$

OPERATING ACTIVITIES
Net loss for the period	(181,425)	(1,595,875)
Items not involving cash:
Amortization	16,732	21,545
Stock-based compensation	34,841	162,204
Loss on disposal of capital assets	2,202	-
Changes in non-cash working capital:
Accounts and other receivables	(41,455)	10,645
Prepaid expenses	(3,461)	43,692
Accounts payable and accrued liabilities	41,810	279,622
Deferred revenue	(451)	29
Net cash used in operating activities	(131,207)	(1,078,138)

INVESTING ACTIVITIES
Purchase of equipment	-	(37,056)
Proceeds on disposition of capital assets	-	1,063
Net cash used in investing activities	-	(35,993)

FINANCING ACTIVITIES
Repayments on capital lease obligations	(1,843)	-
Proceeds from exercise of stock options	100,000	22,000
Proceeds of shareholder loans	119,403	-
Repayments of shareholder loans	(158,840)	-
Net cash provided by financing activities	58,720	22,000

Effect of foreign exchange rate changes on cash	(9,310)	85,924

Net decrease in cash	(81,797)	(1,006,207)
Cash, beginning of period	91,369	1,215,183
Cash, end of period	9,572	208,976

Supplementary disclosure
Cash paid for interest	1,589	9,243

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2009

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles (GAAP) generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ended August 31, 2009.

The balance sheet at August 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States GAAP for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the year ended August 31, 2008.

The financial statements have been prepared by management in accordance with United States GAAP on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

The Company incurred a net loss of $181,425 for the six months ended February 28, 2009, and has a working capital deficit of $198,937 and a stockholders’ deficiency of $172,089 as at February 28, 2009, that raise doubt about its ability to continue as a going concern.

During the six months ended February 28, 2009, the Company has continued to implement its business plan of increasing revenue through the expansion of our products into new geographic areas and through increased usage by existing customers for its Play MPE® system. The Company is pursuing transaction fee based agreements with other large record labels and has also has developed an “Indie Uploader” system for smaller labels available on www.myplaympe.com.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2009

2. BASIS OF PRESENTATION (cont’d.)

The Company is encouraged by its revenue growth through fiscal 2008 and into the first two quarters of fiscal 2009. Management expects revenues and cashflows to continue to improve throughout fiscal 2009 as customers incorporate Play MPE® into their work flow and as Play MPE® expands globally. Management is expanding the use of Play MPE® globally and has established commercial agreements on a global basis with two of the four largest record labels in the world, and anticipates the trend of increased revenue to continue through increased revenue from new and existing customers in North America and in overseas markets. Management also anticipates further reductions in expenditures from favorable foreign exchange rates and previously reduced staffing levels which have not yet resulted in reduced expenses on the financial statements. The Company is also currently negotiating a partnering agreement which could result in a significant reduction in current marketing expenditures and act as a catalyst to worldwide expansion.

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
Unaudited
Six months ended February 28, 2009

4. SHARE CAPITAL

[a] Issued and Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the six months ended February 28, 2009, 500,000 stock options were exercised for cash proceeds of $100,000.

[b] Stock option plans

The Company had previously reserved a total of 8,850,000 common shares for issuance under its existing stock option plans, of which, 1,079,501 remain available for future option issuance. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-based Payment Award Activity

A summary of option activity under the Plans as of February 28, 2009, and changes during the six months period ended is presented below:

			Weighted
			Average	Average
		Weighted	Remaining	Intrinsic Value
		Average	Contractual	$
Options	Shares	Exercise Price	Term
Outstanding at August 31, 2008	4,339,000	0.48	2.83	179,850
Granted	550,000	0.23
Exercised	(500,000)	(0.20)
Expired	(713,167)	(0.38)
Outstanding at February 28, 2009	3,675,833	0.48	2.61	-
Vested and exercisable at February 28, 2009	3,596,041	0.48	2.58	-

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2009

4. SHARE CAPITAL (cont’d.)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at February 28, 2009.

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three months ended February 28, 2009 has considerations for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behavior as well as trends of actual option forfeitures.

During the six months ended February 28, 2009, 150,000 options were repriced from $0.95 to $0.50 and the unvested options became vested at the date of repricing, which resulted in incremental compensation cost of $5,588. Total stock-based compensation expense related to employees of $34,841 is reported in the statement of operations as follows:

	Three Months Ended		Six Months Ended
	February 28	February 29	February 28	February 29
	2009	2008	2009	2008
	$	$	$	$
Stock-based compensation:
General and administrative	1,544	15,067	10,032	37,469
Sales and marketing	470	19,050	12,334	78,159
Research and development	2,012	20,009	12,475	46,576
Total stock-based compensation	4,026	54,126	34,841	162,204

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2009

4. SHARE CAPITAL (cont’d.)

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended		Six Months Ended
	February 28	February 29	February 28	February 29
	2009	2008	2009	2008
Expected term of stock options (years)	-	-	1.6-2.5	2.5
Expected volatility	-	-	88%-96%	85%
Risk-free interest rate	-	-	0.9%-1%	4.51%
Dividend yield	-	-	-	-

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

The weighted-average grant-date fair value of options granted during the six-month periods ended February 28, 2009 and 2008 was $0.01 and $0.27, respectively.

As of February 28, 2009 there was $2,381 of unrecognized stock-based compensation cost related to employee stock options granted under the plans, which is expected to be fully recognized over the next 1- 21 months.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2009

4. SHARE CAPITAL (cont’d.)

[c] Warrants

As at February 28, 2009, the Company has the following common shares warrants outstanding:

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

5. COMMITMENTS

The Company is committed to payments under its premises lease, which expires on August 30, 2010 as follows:

$

2009	88,054
2010	217,390
305,444

The Company has entered into sublease agreements to offset the cost commitments above. All sublease income has been reported in other income in the statement of operations and has not been reflected in the amounts disclosed above.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2009

Commencing this quarter, The Company is committed to make payments under its capital leases for 3 years terms as follows:

$
2009	4,944
2010	9,889
2011	9,889
2012	3,216
Total lease payments	27,938
Less: Amounts representing interest	(3,957)
Balance of obligation	23,981
Less: Current portion	(7,700)
Long term portion	16,281

6. RELATED PARTY TRANSACTIONS

The Company entered into a sublease agreement with a Director effective September 1, 2007 which was renewed September 1, 2008 on a month-to-month basis with a two month notice period. The term of the sublease calls for committed monthly payments of $6,016. The sublease agreement has been terminated as of February 28, 2009. A deposit of $12,260 has been received which was applied to the last two months lease payments under rental revenue of this quarter.

During the six months ended February 28, 2009, the Company received loans totalling $119,403(CDN$142,300) from three officers of the Company. These loans bear interest at 5.5% per annum, are unsecured and due on demand. During the six months ended February 28, 2009, the Company repaid $158,840(CDN$189,300) to these officers consisting of loans received during the period and loans outstanding as at August 31, 2008.

7. INCOME TAX

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”), on September 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2009

7. INCOME TAX (cont’d.)

as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2008, the tax years which remain subject to examination by major tax jurisdictions as of February 28, 2009. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

On June 7, 2007, the Defendant filed a statement of defense, denying the allegations set out in the statement of claim dated May 3, 2007, and counterclaim against the Company and its Chief Executive Officer, Steve Vestergaard, also in the amount of $25,000,000, for making statements constituting defamation and injurious falsehood, making false or misleading statements tending to discredit the business, making false or misleading representations contrary to the Competition Act,

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2009

8. CONTINGENCIES (cont’d.)

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

On February 19, 2009 the Company received a Statement of Claim in the Court of Queen’s Bench of Alberta on behalf of a former employee living in Mexico. The claim is for approximately $133,000 plus unspecified damages and 385,833 stock options. The Company believes the former employee’s claims are without merit and will defend its position. The Company has accrued an amount which management believes is sufficient and that it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

9. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2009

9. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS (cont’d.)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future consolidated financial statements.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2009

10. SEGMENTED INFORMATION AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by location of customer, is as follows:

	Three Months Ended		Six Months Ended
	February 28	February 29	February 28	February 29
	2009	2008	2009	2008
	$	$	$	$
MPE®

North America	341,446	284,054	778,851	546,318
Europe	24,358	-	55,830	-
Australia	27,628	-	30,250	-
Total MPE®	393,432	284,054	864,931	546,318

Clipstream ® & Pirate Radio

North America	72,645	69,650	153,478	158,838
Outside of North America	1,411	6,105	3,640	11,301
Total Clipstream ® & Pirate Radio	74,056	75,755	157,118	170,139

Total revenue	467,488	359,809	1,022,049	716,457

During the six months ended February 28, 2009, two customers represented 48% of the total revenue balance [February 29, 2008 – one customer represented 49% of the total revenue balance].

As at February 28, 2009, one customer represented $90,000 (29%) of the trade receivables balance [February 29, 2008 – one customer represented 51%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2009

11. FAIR VALUE MEASURES

SFAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our financial instruments consist principally of cash, accounts receivable, accounts payable and capital lease obligations. We believe that the recorded values of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Content can be accessed in either a transient manner (TV, radio) or it can be owned locally by the consumer (DVD’s, CD’s). Destiny provides media owners both approaches over the internet through two product lines:

A) MPE® Suite of Products

MPE® products are powered by a patented technology that gives content owners the option to lock their content so securely to a recipient machine, and making the digital file impossible to copy. Additionally, MPE® has a patent pending on an additional security feature which permits the copying of the digital file but putting a forensic trace into the content that tracks where illegal copies originate. The first patent was granted in December 2008. The second patent was published in April 2008 and is expected to be considered by the USPTO sometime in the next fiscal year.

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

http://www.podds.ca

The Play MPE® system, which represented most of the Company’s revenue in the six months ended February 28, 2009, enables a content owner to securely move electronic files (song, videos etc.) through the Internet to a trusted end user.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009

Revenue

Total revenue for the six months ended February 28 2009 has grown by 43% over the same period in the prior year to $1,022,049 (2008 - $716,457). The growth in revenue is driven by the growth in our Play MPE® system, where access fees have grown by 72% over the same period last year.

Our revenues for the quarter increased to $467,488 which represents an increase of 30% over the same period in the prior year. The increase is driven by a 39% increase to Play MPE™ system access fees. As a result of the seasonality of new track releases, we had anticipated a reduction in the use of the Play MPE™ system during the latter half of December and early part of January as our record label clients have relatively little activity due to seasonal holidays.

In fiscal 2008, we ceased pilot usage of the Play MPE® system which has been commercially accepted in United States. Over the course of fiscal 2008, we entered into and expanded our commercial agreements, adding EMI and Warner Music Group (our second and third US Major Record Labels respectively), several sub-labels of Sony BMG and hundreds of independent record labels in the US. Additionally we renewed and expanded our agreement with Universal Music Group and have several sub-labels of Sony BMG on a ‘pay-as-you-go’ basis.

Also during fiscal 2008 we expanded the commercial use of Play MPE® into Europe with the addition of contracts with Universal Music Group, Warner and Sony BMG in Sweden. Warner Sweden was subsequently expanded to include Finland and Norway.

During the six months ended February 28, 2009 we have expanded into Australia commenced with the commercial use of Play MPE® by Warner Australia. Subsequently we have entered into agreements with Universal Music Group (Australia) and EMI (Australia) as well as additional independent clients in Australia which were added to our revenue base in the second quarter.

The increase in Play MPE® revenue during the second quarter of 2009 compared the same quarter of last year was the result of increases across the spectrum of our client base. The growth has been realized across formats, through existing clients, and through new clients in new geographic areas and includes; a 23% increase in North American Major Record Label revenue, a 72% increase in North American independent record label revenue, expansion into Northern European, Australia, and revenue from two Major Record Labels rolling out international pilots in new territories.

The music industry has begun to use Play MPE® in some markets as the primary distribution method and Play MPE® is the world leader in secure digital distribution. We have seen the transition from traditional distribution methods to Play MPE® begin gradually and the growth seen in 2008 has continued into 2009.

During the six months ended February 28, 2009 approximately 15% of our revenues are derived from sales of our Clipstream® software and decreased from the six months ended February 29, 2008 by 4%. We hope to increase sales of Clipstream® licenses through our hosted solution and other license opportunities.

Operating Expenses

Operating expenditures for the six months ended February 28 2009 has decreased by 47% over the same period in the prior year to $1,263,113 (2008 - $2,360,163). The strengthening of the US dollar has some influence on our operating expenditures and has resulted in a decrease of approximately 8-10%. We anticipate the favorable exchange rates to result in further reductions to expenses into our third quarter.

The establishment of the Play MPE® product on a commercial basis and maturity of the product on a technical basis has also resulted in reduced staffing requirements. These reductions result in decreased operating expenses in our second quarter.

Included in our expenses are non-cash amortization and stock compensation expense of $51,573 (2008 - $183,749) leading to a net loss before non-cash items of $129,852 for the six months ended February 28 2009. Expenses are anticipated to remain consistent with the prior quarter but are subject to fluctuations in exchange rates. Our current level of expenditures is sufficient to adequately service our North American revenue with the anticipated increases throughout the remainder of the year. We anticipate significant additions to revenue from sources outside of North America beginning in our third quarter and more significantly in our fourth quarter. These increases in revenue will come with added costs for support, marketing, servers and bandwidth. However we anticipate that these increases in costs will not be significant and will be substantially below our anticipated international revenue increases.

At the end of fiscal 2007 we moved offices due to a proposed rent increase and to accommodate anticipated growth in staff. We were able to secure approximately double the square footage for approximately the same cost as the proposed rent increase. The new space is sufficiently large and efficient to accommodate our growth while providing some space to sub-lease. The rent expense of $136,741 is offset by our sub-lease rental income of $56,459 which is included in “Other income’’ in the Statement of Operations.

General and administrative	February 28	February 29	$	%
	2009	2008	Change	Change
	(6 months)	(6 months)
Wages and benefits	190,289	215,877	(25,588)	(11.9%	)
Rent	35,109	27,461	7,648	27.9%
Telecommunications	11,041	9,593	1,448	15.1%
Bad debt	19,104	7,782	11,322	145.5%
Office and miscellaneous	15,586	168,728	(153,142)	(90.8%	)
Professional fees	87,776	202,298	(114,522)	(56.6%	)
	358,905	631,739	(272,834)	(43.2%	)

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

Sales and marketing	February 28	February 29	$	%
	2009	2008	Change	Change
	(6 months)	(6 months)
Wages and benefits	212,913	351,873	(138,960)	(39.5%	)
Rent	36,957	43,938	(6,981)	(15.9%	)
Telecommunications	11,622	15,348	(3,726)	(24.3%	)
Meals and entertainment	563	15,768	(15,205)	(96.4%	)
Travel	16,028	38,195	(22,167)	(58.0%	)
Advertising and marketing	163,129	456,468	(293,339)	(64.3%	)
	441,212	921,590	(480,378)	(52.1%	)

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs.

The majority of this decrease was due to the decrease in marketing expenditures. During the six months ended February 29, 2008, we significantly expanded our marketing and advertising efforts for Play MPE®. During the six months ended February 28, 2009, Play MPE® has received significant support from the world’s largest record labels resulting in cost effective and organic marketing efforts and demand on higher costs marketing efforts has decreased.

With the addition of partnering opportunities, advertising and marketing costs could decrease or be reallocated to new markets on an as needed basis.

Research and development	February 28	February 29	$	%
	2009	2008	Change	Change
	(6 months)	(6 months)
Wages and benefits	350,532	670,245	(319,713)	(47.7%	)
Rent	64,675	85,261	(20,586)	(24.1%	)
Telecommunications	20,338	29,783	(9,445)	(31.7%	)
Miscellaneous	10,719	-	10,719	100%
	446,264	785,289	(339,744)	(43.26%	)

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The decrease is mainly due to decreased staffing and consulting requirements due to the technical maturity of the Play MPE® product.

Amortization

Amortization expense arose from fixed assets and other assets. Amortization decreased to $16,732 for the six months ended February 28, 2009 from $21,545 for the six months ended February 29, 2008, a decrease of $4,813 or 22%.

Other earnings and expenses

Other income increased to $60,122 for the six months ended February 28, 2009 and reflects rental increase from sub-leases of our office space.

Interest income decreased to $1,106 for the six months ended February 28, 2009 from $14,959 for the six months ended February 29, 2008, a decrease of $13,853.

Interest expense decreased to $1,589 for the six months ended February 28, 2009 from $9,243 for the six months ended February 29, 2008, a decrease of $7,654.

Net Losses

Our net loss decreased by 89% from the same quarter in the previous year. With anticipated growth in revenue mentioned above it is anticipated that this trend will continue.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $9,572 as at February 28, 2009 compared to cash of $91,369 as at August 31, 2008. We had a working capital deficiency of $198,937 as at February 28, 2009 compared to a working capital deficiency of $192,772 as at August 31, 2008. It is anticipated that both our cash position and our working capital deficiency will improved during the third quarter as a result of anticipated increases to revenue and anticipated consistent operating expenses.

CASHFLOWS

Operating

Net cash used in operating activities decreased to $131,207 for the six months ending February 28, 2009, compared to $1,078,138 for the six months ended February 29, 2008 as a result of increasing revenues, and efficiencies pursued by management which has resulted in declining costs.

Investing

Net cash used in investing activities during the six months ended February 28, 2009 was $0, as compared with $35,993 used in investing activities for the six months ended February 29, 2008.

Financing

Net cash provided from financing activities increased to $58,720 during the six months ended February 28, 2009, as compared to $22,000 used in financing activities over the same period in the prior year.

Going Concern

During the six months ended February 28, 2009, the Company has continued to implement its business plan of increasing revenue through the expansion of our products into new geographic areas and through increased usage by existing customers for its Play MPE® system. The Company is pursuing transaction fee based agreements with other large record labels, and has also developed an “Indie Uploader” system for smaller labels available on www.myplaympe.com.

The Company is encouraged by its revenue growth through fiscal 2008 and into the first two quarters of fiscal 2009. Management expects revenues and cashflows to continue to improve throughout fiscal 2009 as customers incorporate Play MPE® into their work flow and as Play MPE® expands globally. Management is expanding the use of Play MPE® globally and has established commercial agreements on a global basis with two of the four largest record labels in the world, and anticipates the trend of increased revenue to continue through increased revenue from new and existing customers in North America and in overseas markets.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at February 28, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Steven Vestergaard and Chief Financial Officer, Mr. Fred Vandenberg. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no material changes in our internal controls or in other factors that could materially affect internal controls subsequent to the date we carried out our evaluation.

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

There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On February 19, 2009 the Company received a Statement of Claim in the Court of Queen’s Bench of Alberta on behalf of a former employee living in Mexico. The claim is for approximately $133,000 plus unspecified damages and 385,833 stock options. The Company believes the former employee’s claims are without merit and will defend its position. The Company has accrued an amount which management believes is sufficient and that it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the six months ended February 28, 2009.

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

On April 2, 2009 we filed form 8-K for changes in registrant’s certifying accountant. Manning Elliott LLP, Chartered Accountants ("Manning Elliott") is retained as the sole principal independent registered accountant for the Company effectively March 27, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES INC.
Dated: April 14, 2009
/s/ Steve Vestergaard
Steven Vestergaard, Chief Executive Officer

and
/s/ Fred Vandenberg
Frederick Vandenberg, Chief Financial Officer