Form 10-Q
period 2009-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2009-07-14
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended May 31, 2009

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
Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,723,647 Shares of $0.001 par value common stock outstanding as of May 31, 2009.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Nine months ended May 31, 2009

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
[See Note 2 - Basis of Presentation]
Unaudited

As at

	May 31,	August 31,
	2009	2008
	$	$

ASSETS
Current
Cash	150,684	91,369
Accounts and other receivables, net of allowance for
doubtful accounts of $2,289 [August 31, 2008 – $56,365]	410,637	336,734
Prepaid expenses	77,603	73,171
Total current assets	638,924	501,274
Deposits	47,620	48,863
Property and equipment, net of accumulated
amortization of $326,065 [August 31, 2008 - $305,597]	120,702	111,300
Deferred commission costs	16,645	—
Total assets	823,891	661,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	480,268	382,606
Accrued liabilities	193,201	245,977
Shareholder loan payable [note 5]	68,662	44,152
Current portion of obligation under capital lease [note 4]	9,115	—
Deferred revenue	13,645	21,311
Total current liabilities	764,891	694,046
Deferred revenue	18,310	—
Obligation for share settlement	—	100,000
Long term portion of obligation under capital lease [note 4]	16,413	—
Total liabilities	799,614	794,046

Commitments and contingencies [note 4 and 7]
Stockholders’ equity
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 51,723,647 shares
[August 31, 2008 – 51,090,314 shares]	51,725	51,092
Additional paid-in capital	9,443,787	9,208,131
Deficit	(9,590,389)	(9,511,445)
Accumulated other comprehensive income	119,154	119,613
Total stockholders’ equity	24,277	(132,609)
Total liabilities and stockholders’ equity	823,891	661,437

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008
	$	$	$	$

Revenue [note 9]	665,829	369,098	1,687,878	1,085,555

Operating expenses
General and administrative	181,749	206,646	540,654	838,385
Sales and marketing	193,044	323,330	634,256	1,244,920
Research and development	206,559	335,540	652,823	1,120,829
Amortization	10,675	11,781	27,407	33,326
	592,027	877,297	1,855,140	3,237,460
Income (loss) from operations	73,802	(508,199)	(167,262)	(2,151,905)
Other income (expenses)
Other income	12,755	31,384	72,877	73,499
Interest income	1,858	492	2,964	15,451
Interest and other expense	(942)	(9,237)	(2,531)	(18,480)
Gain on settlement of debt	15,008	—	15,008	—
Net income (loss)	102,481	(485,560)	(78,944)	(2,081,435)

Net income (loss) per common share,
basic and diluted	—	(0.01)	—	(0.04)

Weighted average common shares
outstanding, basic and diluted	51,638,140	50,027,866	51,445,259	49,985,729

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated
			Additional		other	Total
	Common stock		paid-in		comprehensive	stockholders’
	Shares	Amount	capital	Deficit	income	equity
	#	$	$	$	$	$
Balance, August 31, 2008	51,090,314	51,092	9,208,131	(9,511,445)	119,613	(132,609)
Net loss				(78,944)		(78,944)
Foreign currency translation gain (loss)					(459)	(459)
Comprehensive loss						(79,403)
Common stock issued on options exercised	500,000	500	99,500	—	—	100,000
Common stock issued on share settlement	133,333	133	99,867			100,000
Stock based compensation	—	—	36,289	—	—	36,289
Balance, May 31, 2009	51,723,647	51,725	9,443,787	(9,590,389)	119,154	24,277

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2009	2008
	$	$

OPERATING ACTIVITIES
Net loss for the period	(78,944)	(2,081,435)
Items not involving cash:
Amortization	27,407	33,326
Stock-based compensation	36,289	181,953
Loss on disposal of capital assets	2,187	—
Gain on settlement of debt	(15,008)	—
Changes in non-cash working capital:
Accounts and other receivables	(75,094)	8,796
Prepaid expenses	(5,731)	48,617
Accounts payable and accrued liabilities	84,966	268,990
Deferred revenue	(14,197)	(3,157)
Net cash used in operating activities	(38,125)	(1,542,910)

INVESTING ACTIVITIES
Deferred commission costs	(15,156)	—
Purchase of equipment	(3,124)	(44,921)
Proceeds on disposition of capital assets	—	1,060
Net cash used in investing activities	(18,280)	(43,861)

FINANCING ACTIVITIES
Repayments on capital lease obligations	(3,776)	—
Proceeds from issuance of common stock	—	258,775
Proceeds from exercise of stock options	100,000	41,200
Proceeds of shareholder loans	191,976	134,032
Repayments of shareholder loans	(168,635)	—
Net cash provided by financing activities	119,565	434,007

Effect of foreign exchange rate changes on cash	(3,845)	79,240

Net increase (decrease) in cash	59,315	(1,073,524)
Cash, beginning of period	91,369	1,215,183
Cash, end of period	150,684	141,659

Supplementary disclosure
Cash paid for interest	2,531	13,480
Non-cash investing activity
Property and equipment acquired under capital lease	27,197	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2009

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles (GAAP) generally accepted in the United States for interim financial information and in accordance with Item 310(b) of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ended August 31, 2009.

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

The Company realized income during the quarter ending May 31, 2009 of $102,481, and positive cash flows from operations of $93,082 continuing the trend of increasing revenue through the expanded use of its Play MPE™ system. During the nine months ending May 31, 2009, the Company continued to grow the use of the Play MPE™ system in North America and around the world with agreements announced by Warner Music Group and Universal Music Group respectively. Management expects this trend of growing profits and positive cash flow to continue. However, to date, the quarterly income and positive cash flow has not eliminated the working capital deficit of $125,967 as at May 31, 2009, that raise doubt about its ability to continue as a going concern.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2009

2. BASIS OF PRESENTATION (cont’d.)

Thus, the Company intends to fund its working capital deficiency through cash flows from operations. There are no assurances that the Company will be successful in achieving these goals.

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

During the nine months ended May 31, 2009, 500,000 stock options were exercised for cash proceeds of $100,000. 133,333 previously issued common shares were released from treasury to settle an incomplete private placement between the Company and parties involved in the August 2000 private placement.

[b] Stock option plans

The Company had previously reserved a total of 8,850,000 common shares for issuance under its existing stock option plans, of which, 1,365,334 remain available for future option issuance. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2009

3. SHARE CAPITAL (cont’d.)

Stock-based Payment Award Activity

A summary of option activity under the Plans as of May 31, 2009, and changes during the nine months period ended is presented below:

			Weighted
			Average	Average
		Weighted	Remaining	Intrinsic Value
		Average	Contractual	$
Options	Shares	Exercise Price	Term
Outstanding at August 31, 2008	4,339,000	0.48	2.83	179,850
Granted	550,000	0.23
Exercised	(500,000)	(0.20)
Expired	(999,000)	(0.41)
Outstanding at May 31, 2009	3,390,000	0.48	2.38	7,350
Vested and exercisable at May 31, 2009	3,340,000	0.48	2.36	7,038

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at May 31, 2009.

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three months ended May 31, 2009 has considerations for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behavior as well as trends of actual option forfeitures.

During the nine months ended May 31, 2009, 150,000 options were repriced from $0.95 to $0.50 and the unvested options became vested at the date of repricing, which resulted in incremental compensation cost of $5,588. Total stock-based compensation expense related to employees of $36,289 is reported in the statement of operations as follows:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2009	2008	2009	2008
	$	$	$	$
Stock-based compensation:
General and administrative	702	3,927	10,734	41,396
Sales and marketing	259	7,056	12,593	85,215
Research and development	487	8,766	12,962	55,342
Total stock-based compensation	1,448	19,749	36,289	181,953

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2009

3. SHARE CAPITAL (cont’d.)

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2009	2008	2009	2008
Expected term of stock options (years)	—	2.5	1.6-2.5	2.5
Expected volatility	—	92%	88%-96%	85%-92%
Risk-free interest rate	—	2.31%	0.9%-1%	2.31%-4.51%
Dividend yield	—	—	—	—

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

The weighted-average grant-date fair value of options granted during the nine-month periods ended May 31, 2009 and 2008 was $0.01 and $0.31, respectively.

As of May 31, 2009 there was $933 of unrecognized stock-based compensation cost related to employee stock options granted under the plans, which is expected to be fully recognized over the next 1- 18 months.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2009

3. SHARE CAPITAL (cont’d.)

[c] Warrants

As at May 31, 2009, the Company has the following common shares warrants outstanding:

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2009

4. COMMITMENTS

The Company is committed to payments under its premises lease, which expires on August 30, 2010 as follows:

$

2009	30,829
2010	258,163
288,992

The Company has entered into sublease agreements to offset the cost commitments above. All sublease income has been reported in other income in the statement of operations and has not been reflected in the amounts disclosed above.

Commencing this quarter, The Company is committed to make payments under its capital leases for 3 years terms as follows:

$
2009	2,852
2010	11,407
2011	11,407
2012	3,710
Total lease payments	29,376
Less: Amounts representing interest	(3,848)
Balance of obligation	25,528
Less: Current portion	(9,115)
Long term portion	16,413

5. RELATED PARTY TRANSACTIONS

The Company entered into a sublease agreement with a Director effective January 1, 2009 on a month-to-month basis with a two month notice period. The term of the sublease calls for committed monthly payments of $1,500 CDN.

During the nine months ended May 31, 2009, the Company received various loans totaling $191,976(CDN$230,300) from officers of the Company. Of which, $129,457(CDN$155,300) loans bear interest at 5.5% per annum, are unsecured and due on demand; $62,519(CDN$75,000) loans bear interest at 7% and due on May 29, 2010. During the nine months ended May 31, 2009, the company repaid $168,635(CDN$202,300). As at May 31, 2009, the balance of $62,519(CDN$75,000) is due to the Company’s Chief Financial Officer bearing interest at 7% per annum. It is due May 29, 2010.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2009

6. INCOME TAX

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48”), on September 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2008, the tax years which remain subject to examination by major tax jurisdictions as of May 31, 2009. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

7. CONTINGENCIES

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

On May 3, 2007, the Company filed a statement of claim in Ontario Superior Court for damages against the Defendant (Yangaroo Inc.), and executives of the Defendant, John Heaven and Clifford Hunt (collectively the “Defendants”) in the amount of $25,000,000 caused by the Defendants making statements constituting defamation and injurious falsehood, making false or misleading

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2009

7. CONTINGENCIES (cont’d.)

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

On May 12, 2009, the Company was served with a statement of claim in the United States District Court for the Eastern District of Wisconsin alleging that Destiny Software Productions, Inc., Destiny Media Technologies, Inc. and MPE Distribution, Inc. infringed on USPTO patent number 7,529,712 owned by Yangaroo, Inc. The Company believes this claim is without merit and on June 22, 2009 filed a motion to dismiss the claim pursuant to rule 12(b)(6), FED. R. CIV. P. AND CIVIL L.R. 7.1

On February 19, 2009, the Company received a Statement of Claim in the Court of Queen’s Bench of Alberta on behalf of a former employee living in Mexico. The claim was for approximately $133,000 plus unspecified damages and 385,833 stock options. On June 19, 2009, the plaintiff filed a discontinuance of action and the matter is no longer before the courts.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2009

8. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2009

8. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS (cont’d.)

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2009

9. SEGMENTED INFORMATION AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by location of customer, is as follows:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2009	2008	2009	2008
	$	$	$	$
MPE®

North America	427,023	300,639	1,205,874	846,957
Europe	125,674	—	181,504	—
Australasia	44,023	—	74,273	—
Total MPE®	596,720	300,639	1,461,651	846,957

Clipstream ® & Pirate Radio

North America	67,975	62,929	221,453	221,767
Outside of North America	1,134	5,530	4,774	16,831
Total Clipstream ® & Pirate Radio	69,109	68,459	226,227	238,598

Total revenue	665,829	369,098	1,687,878	1,085,555

During the nine months ended May 31, 2009, three customers represented 52% of the total revenue balance [May 31, 2008 – one customer represented 50% of the total revenue balance].

As at May 31, 2009, three customers represented $256,332 (61%) of the trade receivables balance [May 31, 2008 – two customers represented 53%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2009

10. FAIR VALUE MEASURES

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

http://www.podds.ca

The Play MPE® system, which represented most of the Company’s revenue in the nine months ended May 31, 2009, enables a content owner to securely move electronic files (song, videos etc.) through the Internet to a trusted end user.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2009

Revenue

For the quarter, our revenues increased to $665,829 representing an increase of 80% over the same quarter in the prior year. Play MPE™ system access fees have more than doubled over the same period in fiscal 2008. Play MPE™ has grown sufficiently to realize positive income for quarter.

Total revenue for the nine month period ending May 31 2009 has grown by 56% over the prior year to $1,687,878 (2008 - $1,085,555). The growth in revenue is driven by the growth in our Play MPE® system, where access fees have grown by 87% over the same period last year.

The increases in revenue from Play MPE™ has been realized across the spectrum of our customer base and has continued since we ceased pilot usage of the Play MPE™ system at the beginning of the prior fiscal year. Over the course of fiscal 2009, we added Warner Music Group and Universal Music Group International to our major label agreements which already included EMI and Universal Music Group (US).

During the nine months ended May 31, 2009 we have expanded into Australia commenced with the commercial use of Play MPE® by Warner Australia, Universal Music Group (Australia) and EMI (Australia) as well as many additional independent clients in Australia.

The growth in third quarter revenue over our second quarter has been realized across formats, through existing clients, and through new clients in new geographic areas and includes; a 25% increase in North American Major Record Label revenue, a 35% increase in North American independent record label revenue, a 416% increase in European based revenue, and a 60% increase in Australasia revenue expansion.

The music industry has begun to use Play MPE® in some markets as the primary distribution method and Play MPE® is the world leader in secure digital distribution. We have seen the transition from traditional distribution methods to Play MPE® begin gradually and the growth seen in 2008 has continued into 2009.

During the nine months ended May 31, 2009 approximately 13% of our revenues are derived from sales of our Clipstream® software. We hope to increase sales of Clipstream® licenses through our hosted solution and other license opportunities.

Operating Expenses

Operating expenditures for the nine months ended May 31 2009 has decreased by 43% over the same period in the prior year to $1,855,140 (2008 - $3,237,460). The strengthening of the US dollar has some influence on our operating expenditures and has resulted in a decrease of approximately 12-14%.

The establishment of the Play MPE® product on a commercial basis and maturity of the product on a technical basis has also resulted in reduced staffing requirements. These reductions result in decreased operating expenses for the nine months ended May 31 2009.

Included in our expenses are non-cash amortization and stock compensation expense of $63,696 (2008 -$215,279) leading to a net loss before non-cash items of $15,248 for the nine months ended May 31 2009. Our current level of expenditures is sufficient to adequately service our North American revenue. The increases in revenue will come with added costs for support, marketing, servers and bandwidth. However we anticipate that these increases in costs will not be significant in relation to the anticipated revenue increase.

The rent expense of $206,153 is offset by our sub-lease rental income of $68,327 which is included in “Other income’’ in the Statement of Operations.

General and administrative	31-May	31-May	$	%
	2009	2008	Change	Change
	(9 months)	(9 months)
Wages and benefits	271,166	312,260	(41,094)	(13.2%	)
Rent	52,773	42,973	9,800	22.8%
Telecommunications	15,880	14,041	1,839	13.1%
Bad debt	15,804	6,748	9,056	134.2%
Office and miscellaneous	45,945	186,459	(140,514)	(75.4%	)
Professional fees	139,086	275,904	(136,818)	(49.6%	)
	540,654	838,385	(297,731)	(35.5%	)

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

Sales and marketing	28-Feb	29-Feb	$	%
	2009	2008	Change	Change
	(9 months)	(9 months)
Wages and benefits	288,532	510,775	(222,243)	(43.5%	)
Rent	53,699	67,460	(13,761)	(20.4%	)
Telecommunications	16,159	22,041	(5,882)	(26.7%	)
Meals and entertainment	658	17,805	(17,147)	(96.3%	)
Travel	36,895	66,805	(29,910)	(44.8%	)
Advertising and marketing	238,313	560,034	(321,721)	(57.4%	)
	634,256	1,244,920	(610,664)	(49.1%	)

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs.

The majority of this decrease was due to the decrease in marketing expenditures. During the nine months ended May 31, 2008, we significantly expanded our marketing and advertising efforts for Play MPE®. During the nine months ended May 31, 2009, Play MPE® has received significant support from the world’s largest record labels resulting in cost effective and organic marketing efforts and the need for higher cost marketing efforts has decreased.

With the addition of partnering opportunities, advertising and marketing costs could decrease or be reallocated to new markets on an as needed basis.

Research and development	28-Feb	29-Feb	$	%
	2009	2008	Change	Change
	(9 months)	(9 months)
Wages and benefits	512,203	947,779	(435,576)	(46.0%	)
Rent	99,682	130,433	(30,751)	(23.6%	)
Telecommunications	29,996	42,617	(12,621)	(29.6%	)
Research and development	10,942	-	10,942	100%
	652,823	1,120,829	(478,948)	(42.7%	)

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The decrease is mainly due to decreased staffing and consulting requirements due to the technical maturity of the Play MPE® product.

Amortization

Amortization expense arose from fixed assets and other assets. Amortization decreased to $27,407 for the nine months ended May 31, 2009 from $33,326 for the nine months ended May 31, 2008, a decrease of $5,919 or 18%.

Other earnings and expenses

Other income decreased to $72,877 for the nine months ended May 31, 2009 from $73,499 for the nine months ended May 31, 2008, an decrease of $622.

Interest income decreased to $2,964 for the nine months ended May 31, 2009 from $15,451 for the nine months ended May 31, 2008, a decrease of $12,487.

Interest expense decreased to $2,531 for the nine months ended May 31, 2009 from $18,480 for the nine months ended May 31, 2008, a decrease of $15,949.

Gain on settlement of debt increased to $15,008 for the nine months ended May 31, 2009 from $0 for the nine months ended May 31, 2008, an increase of $15,008.

Net income (loss)

During the quarter, we began to realize positive net income from operations and began to generate surplus cash. Management believes this is an inflection point for the Company and represents the beginning of profitability and positive cash flow. The current quarter’s profit was not sufficient yet for the positive income for the nine months ended May 31, 2009. Our net loss for this period has decreased by 96% from the same period in the previous year.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $150,684 as at May 31, 2009 compared to cash of $91,369 as at August 31, 2008. We had a working capital deficiency of $125,967 as at May 31, 2009 compared to a working capital deficiency of $192,772 as at August 31, 2008. During the quarter, the Company was required to pay a retainer to counsel in respect of the new litigation that was served on May 12, 2009 and outlined in Note 7 to the financial statements. Our third quarter resulted in positive cash flow from operations, and positive net income after considering costs and cash disbursements associated with our US litigation. The Company anticipates that both our cash position and our working capital deficiency will continue to improve during the fourth quarter as a result of anticipated increases to revenue.

CASHFLOWS

Operating

Net cash generated from operations during the quarter was $93,082 which has partially reversed the amount used in operations during the first half of the year, reducing the total amount used in the nine month period ending May 31, 2009 to $38,125 compared to $1,542,910 for the nine months ended May 31, 2008.

Investing

Net cash used in investing activities during the nine months ended May 31, 2009 was $18,280, as compared with $43,861 used in investing activities for the nine months ended May 31, 2008.

Financing

Net cash provided from financing activities decreased to $119,565 during the nine months ended May 31, 2009, as compared to $434,007 used in financing activities over the same period in the prior year.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at May 31, 2009. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Steven Vestergaard and Chief Financial Officer, Mr. Fred Vandenberg. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no material changes in our internal controls or in other factors that could materially affect internal controls subsequent to the date we carried out our evaluation.

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

On February 19, 2009, the Company received a Statement of Claim in the Court of Queen’s Bench of Alberta on behalf of a former employee living in Mexico. The claim was for approximately $133,000 plus unspecified damages and 385,833 stock options. On June 19, 2009, the plaintiff filed a discontinuance of action and the matter is no longer before the courts.

On May 12, 2009, the Company was served with a statement of claim in the United States District Court for the Eastern District of Wisconsin alleging that Destiny Software Productions, Inc., Destiny Media Technologies, Inc. and MPE Distribution, Inc. infringe on USPTO patent number 7,529,712 owned by Yangaroo, Inc. The Company believes this claim is without merit and on June 22, 2009 filed a motion to dismiss the claim pursuant to rule 12(b)(6), FED. R. CIV. P. AND CIVIL L.R. 7.1

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the nine months ended May 31, 2009.

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

DESTINY MEDIA TECHNOLOGIES INC.

Dated: July 14, 2009

/s/Steven Vestergaard
Steven Vestergaard, Chief Executive Officer
and

/s/Fred Vandenberg
Frederick Vandenberg, Chief Financial Officer