Form 10-K
period 2009-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2009-11-30
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal year ended August 31, 2009

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting	Smaller reporting company [X]
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]    NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

38,092,659 common shares @ $0.20 (1)= $7,618,531
(1) Closing price as quoted on the OTC Bulletin Board on February 27, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

52,059,647 Shares of $0.001 par value common stock outstanding as of November 26, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None

DESTINY MEDIA TECHNOLOGIES INC.
FORM 10-K

PART I

FORWARD LOOKING STATEMENTS

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Destiny Media's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Destiny Media files with the SEC. These factors may cause Destiny Media's actual results to differ materially from any forward-looking statements. Destiny Media disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

CURRENCY

All dollar amounts in this Annual Report on Form 10-K are presented in United States dollars unless otherwise indicated.

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

OUR PRODUCTS

Destiny develops and markets solutions which enable media owners to securely distribute their digital media content globally through the internet. The Company has two main product lines: MPE® enables content to be transferred permanently to authorized recipients, so they possess it the way they would CD or DVD. Clipstream® is analogous to radio or TV where content is streamed to the viewer in a transient manner.

The MPE® Product Line

MPE® enables the secure download of audio or video to a user’s computer and consists of two products: Play MPE® and PODDS.

Security is provided by patented and patent pending technologies, which give record labels the choice of locking content so that only authorized devices can play it or allowing copies, but embedding tracking information so the source of unauthorized copies can be traced:

1.

Digital Locking technology: "Digital Media Distribution Method and System" (US 20020146122, WIPO 01/65796) issued on Dec. 16, 2008. This method uniquely identifies a device and permits playback of content on the authorized machine and not on any other computer or device.

2.

Digital Trace: "Methods for Watermarking Media Data" (US 20080098022) was published in April 2008 and is currently pending review. Using this method a trace is embedded in each digital file identifying the source of copies.

A) Play MPE®
http://www.plaympe.com
http://www.myplaympe.com

The Play MPE® service is currently our main offering in this line and is a system for securely moving pre-release music to radio stations, media, buyers, film and TV, DJ’s, stadiums, VIP’s and other trusted recipients. All four Major Record Labels (Universal Music Group, Warner Music Group, EMI and Sony Music) use the Play MPE® service commercially for sending their pre-release music.

The system is highly automated where label staff, each with their own access rights, collaborate using encoder tools to upload album artwork, broadcast quality music and video, meta data, photos, marketing materials, meta data and localized copy, release dates and recipient lists. Optional email alerts that new music is available are automatically generated based on selectable templates. The system detects whether a recipient is in the system and automatically sends them an email explaining how to download the software to access the new content.

Packages of new content (music, associated graphics, music video, liner notes, etc.) automatically appear in a library of available content, custom to each recipient. The recipient would use either a browser or custom player software developed by Destiny (Mac/Windows/iPhone) to stream or download the content in a locked format. If they have the rights, they can export into any standard industry format or burn to CD. Destiny has partnered with leading radio automation vendors so that song meta data can be exported into third party tools.

Proprietary Play MPE® player access software is currently available in twenty-four languages in versions for web browsers, the Mac, PC and the iPhone.

B) Podds
http://www.podds.ca

This online music store solution facilitates the sale of new music through proprietary player software with integrated e-commerce functionality. It was originally launched as a solution to sell music Destiny licensed to DJ’s, clubs and internet enabled digital jukeboxes, but based on a low return on investment, management has reduced focus on this opportunity. The system remains as a proof of concept which is available to be licensed to third party music retailers who could license and rebrand the solution to securely sell music to their customers.

The Clipstream® Product Line

Clipstream® is an innovative "instant play" solution for playback of streaming audio and streaming video. Unlike Windows Media Player or Quicktime, there is no player that has to launch for the content to playback. Unlike Flash, multiple Clipstream® objects can play on the same page and the content can be uploaded to any website. Clipstream® uses up to 90% less bandwidth than these three solutions while providing a 98% playback rate, including across devices other than computers. Because there is no special player or server and everything is standards based, Clipstream® content never has to be re-encoded as technologies change.

The Clipstream® software suite enables audio or video content to be “streamed” so that the media plays instantly and automatically when the user initiates playback. Creating streaming video content with other technologies can be a complicated process and in most cases, users are required to purchase and maintain streaming servers. With Clipstream®, content owners simply encode the content into the Clipstream® format, then upload to an existing website. Clipstream® is a standards based technology built around the cross platform Java language, supported natively by most operating systems and devices.

Clipstream® encoded content plays instantly in most cases, without requiring the user to download CODECS or player software. This results in a much higher play rate for site owners and because there is no player executable, users are not exposed to viruses, trojan horses or unstable code that could crash their computer.

A) Licenses http://www.clipstream.com	E) Server licenses http://www.clipstreamserver.com
B) On demand audio streaming http://www.clipstreamaudio.com	F) Telephone streaming http://www.audio-mail.com
C) Internet Radio http://www.pirateradio.com	G) Video Survey Solutions http://www.surveyclip.com

D) Internet TV http://live.clipstream.com	H) Advertising Solutions http://www.clipstreamad.com

BUSINESS DEVELOPMENT

MPE®

Play MPE® was first marketed to the recording industry as an alternative to the much higher cost physical (couriered envelopes) distribution of CD copies of their pre-release music. For several reasons, the concept was well received by our record label clients and by radio. The initial challenge was in changing the way the entire industry distributed and received their music. Record labels were initially unwilling to pay and commit to digital only transmission until radio adopted the system while radio was concerned about the volume of new content (songs) in the system. Consequently the Company initially provided the Play MPE® service free from charge while promoting the system to both radio and record labels. Full commercialization in the United States began in January 2008. Revenue from Play MPE® has consistently grown over the past four years with the larger increases coming in the most recent twelve to eighteen months.

2009 proved to be a pivotal year for both the Play MPE® service and the Company as the Play MPE® network expanded into Europe, Australia and Canada and showed continued growth in the US. The Company established agreements within the industry, while providing extensive technical advancements, enhancing the value of the Play MPE® service and providing additional barriers to entry for potential competitors. Some of the highlights for the year include:

  December 2008: Play MPE® enrolls in the internationally approved antipiracy certification program of the Content Distribution and Storage Association (CDSA)

  February 2009: Warner Music Group announced a global commercial contract to use Play MPE® representing our third (of four) US Major Record Labels under agreement

  February 2009: Patent Granted for locking security technology entitled “Digital Media Distribution Method and System”

  November 2008 - February 2009: Australian expansion includes EMI, Warner Music Group, Universal Music Group, and Shock Records (etc)

  March 2009: New versions of server system and encoder, under development since 2006, supporting new features including multiple server locations, real time backup, failover, label staff collaboration tools, and lists and content control and reuse across territories.

  April 2009: New player software for Windows and PC, available in 24 languages redesigned to support global expansion.

  May 2009: In the 3rd quarter of fiscal 2009, the Company showed its first operating profit on the strength of a 42% increase in revenue from the prior quarter and consistent increases in overall revenue.

  May 2009: Tracing security technology patent entitled “Methods for Watermarking Media Data” application expanded to include European Union and Japan.

  May 2009: Universal Music Group, based in the United Kingdom announced a new commercial agreement to use Play MPE® in 77 additional territories covering the globe outside of North America.

  August 2009: Revenue increased to $872,549 for the 4th quarter ended August 31, 2009 resulting in income and earnings before interest taxes depreciation and amortization (EBITDA) $302,749 for the quarter.

  September 2009: Apple approves Play MPE® iPhone App now available on iTunes. This proprietary player software provides Play MPE® industry recipients, including staff at Apple, extremely high quality broadcast quality audio files and playback which can be optionally downgraded to provide playback through iTunes.

Clipstream®

Our traditional area of strength for sales in Clipstream® licenses is the market research community where it has become a standard for secure global questionnaires. Because of the cost of acquisition of a survey participant and the sensitivity of the content, the high play rate and security of the Clipstream® solution is critical. This area was adversely impacted by the economic conditions in 2009, but is expected to be an area of growth for the Company in 2010.

The main focus for Clipstream® in fiscal 2009 was the development of higher margin recurring service based offerings. The Clipstream® Cloud offering was originally expected to launch in 2009 but was delayed by diversion of resources to the new Play MPE® service infrastructure. The launch of this solution is expected to occur in the first half of fiscal 2010.

Development of professional service based versions of Clipstream® TV and Clipstream® Radio began in the second half of 2009 and these solutions are also expected to be available in fiscal 2010.

While the Company will continue to offer Clipstream® technology licenses, the fiscal 2010 sales focus will be on market research and these two new services currently under development:

1. Clipstream® Cloud Offering

Like a “You Tube for Business”, this solution will be an easy to use solution which allows business people to display and share rich media content without going through an IT department. Self serve accounts will be marketed directly to individuals who can purchase monthly recurring access plans with their corporate or personal credit cards while OEM versions of the system will be marketed to larger accounts that would be able to rebrand to their customer base.

Audio and video content would be automatically encoded into the Clipstream® format for streaming, while the original would still be available for download. A telephone based system would allow users to leave audio messages, which would be automatically converted into streaming audio content. Content types would not be restricted and users would be empowered to upload any digital content (web pages, photos, documents, etc.).

Users can choose from an included webpage or to embed the uploaded content into a website of their choosing. For example, a video could be posted in a discussion forum and would appear to be part of that discussion site but would be hosted by Clipstream® servers. Advertisers could create rich media ads including rollover audio and video that they could paste into the sites they advertised on.

The solution will feature the ability to create and maintain email lists, so that rich content can be sent to subscribers by the Clipstream® servers and access control and reporting will be available for each asset.

2. Internet Radio and Internet TV

Destiny currently markets Internet radio under the “Radio Destiny” brand as a software sale to hobbyists who broadcast using their own bandwidth. Destiny provides a directory (http://www.stationdirectory.com) to access these hobbyist signals.

Destiny also sells licenses for Internet TV software. Users can run the software on their local computer (requires a low cost TV tuner card) and access their signal globally and without player software from any web browser.

In fiscal 2010, the Company will be rolling out professional versions of these tools which automatically repeat the signals through Destiny’s servers enabling radio and TV broadcasters to more easily and economically transmit their terrestrial signal at high volume to recipients through their company web page. These products will be marketed through pop up download links in the Play MPE® network and directly to the head offices of the chains.

Ancillary services, such as the ability to log the broadcast stream to Destiny’s servers to meet regulatory archiving requirements may be built out in future versions.

Marketing of the new Clipstream® solutions is expected to be viral and initially to existing customers and is expected to be largely sustained from Clipstream® sales. The goal is for these new business units to be profitable in 2010 and for growth in these units to be funded through positive cash flow

OUR BUSINESS OPERATIONS

We lease 10,100 square feet of office space, with the lease expiring in August of 2010, and we currently have twenty full time employees and one part time employee. Our employees include our President and Chief Executive Officer, Chief Financial Officer, ten sales and technical support personnel, and five software developers. We also employ contractors as needed.

We manage our own server infrastructure and use the services of an external hosting facility. We have racks of server and storage hardware at three physical locations (two in Vancouver, Canada and one in London, England). Servers are highly redundant with RAID’s, custom switches, redundant power supplies and multiple connections to the internet backbone. The primary access to customers it through the Vancouver primary server which connects into the backbone at one gigabit per second.

COMPETITION

MPE®

Although there are regional competitors in some geographic locations, the system is leading the industry towards becoming the global standard for distributing pre-release music digitally with all four US Major Record labels and hundreds of major independents and promoters commercially using Play MPE® with large growth seen across geographic lines. The Play MPE® service is currently being rolled out in Europe, Asia, Africa and South America and the plan to roll out the system to seventy-seven countries in fiscal 2010 has commenced.

The main competitor for our Play MPE® distribution service remains the physical distribution of music CDs and promotional security free digital distribution of MP3’s. The Company is not aware of a secure digital distribution competitor with a comparable or significant presence in the US or internationally.

Barriers to entry include the installed base of our encoder and player software, our brand familiarity, our partnerships with other industry participants, our lead time in developing our offering and our proprietary patented technologies and trade secrets. The MPE® system has been under development since 1999 and would take a number of years of development for a new competitor to provide a similar offering.

Clipstream®

Our principal competitor for Clipstream® is Adobe Flash and to a lesser extent, the player solutions provided by Apple and Microsoft. Flash is recognized as the dominant player in the space, with a near monopoly over instant play streaming video. Clipstream® has a number of economic and usability advantages that make it extremely compelling in certain circumstances, but the margins on streaming licenses are low. The corporate strategy is to license Clipstream® to niches where its cost, security and performance advantages are extremely beneficial, while creating new service offerings that embrace competing technologies while extending them with the benefits of Clipstream®. The Clipstream® Cloud, a hosted solution featuring automated encoding and reporting uses up to 90% less bandwidth than hosting solutions provided by other technologies, so the Company will be positioned to provide the same service at a much lower internal cost then competitors.

Competitors for the new Clipstream® Cloud hosting solutions will include video encoding companies, Internet hosting companies and file sharing companies such as Yousendit and Rapidshare. All are substantially larger than we are and have significantly greater financial resources available and have increased their commitment to and presence in the streaming media industry. We anticipate they will continue to increase the competitive pressure in the overall market for streaming media software. This increased competition could lead to increased pressure to decrease the price of streaming media software. This pressure on price could force us to reduce the price that we are able to charge our customers for our software products.

Clipstream® Advantages

  A Clipstream® powered website does not require that its visitors download and install player software. Clipstream® just plays. Other solutions require intrusive codecs and new versions of their player in the background.

  As Clipstream® is playerless, management estimates that at least 10% more visitors see the rich media content

  Clipstream® playback takes minimal CPU and memory resources, so the viewer's computer is free for other tasks. This means that many Clipstream® objects can appear on the same page. Other solutions often restrict to one piece of content per page.

  The Clipstream® solution is less intrusive and, as a result, safer for users. Alternative solutions control a user’s device and can be used by malicious sites to install malware. Because it is restricted to the safe Java sandbox, Clipstream® content will never crash or compromise your machine.

  Clipstream® content is uploaded to any brand of web server and just works. Alternative solutions require that you purchase, install and configure streaming server systems, running on dedicated hardware.

  Clipstream® plays on any Java enabled device, so playback is not restricted to computers. This cross platform approach means the same object will work for any browser on any brand of computer or device at any bitrate. (An autodetect procedure automatically delivers the highest possible stream quality).

  Because there is no player, Clipstream® encoded media never becomes obsolete and never has to be re-encoded. Content encoded in Clipstream® ten years ago still plays today. Other solutions launch new player software without backwards compatibility.

  Clipstream® media will automatically cache because it is an ordinary web component, just like a graphic or a block of text. This means that Clipstream will save up to 90% on bandwidth cost (over 90% for ads), while providing much more reliable playback This standards based approach means that there is no limit to simultaneous streams.

  Clipstream® components can be uploaded to the cloud for third party hosting. Player solutions require complicated server farms to handle more than a few thousand simultaneous visitors.

  Clipstream® objects can be embedded into databases for long terms storage and easy context sensitive retrieval. Every aspect of the Clipstream® engine can be accessed by web authoring tools to create a customized look and feel

  Dozens of parameters provide functionality not available from any other streaming solution. For example, Clipstream® provides the only technology available to link every pixel or group of pixels in a banner to a different audio stream. This technology can be used for audio navigation of a website or to provide ads that do not require the visitor to leave the host site to listen to an ad.

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

If revenues decline, then our financial condition and results of operations will be adversely affected.

Approximately 88% of our revenue is generated from our Play MPE® distribution service. The main competitor for our Play MPE® system remains the physical distribution of music CDs and promotional security free digital distributions of MP3’s. Competitors may arise and/or customers may not renew distribution contracts. This factor could cause our revenue to decrease with the result that our financial condition and operating results would be adversely affected.

If we are not able to control our operating expenses, then our financial condition may be adversely affected.

We have been successful in containing our operating expenses. Operating expenses decreased substantially to $2,515,666 for the year ended August 31, 2009 from $3,983,821 for the year ended August 31, 2008. Our ability to achieve profitability is conditional upon our ability to maintain our operating expenses. While we have been successful in containing our operating expenses, there is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

If we are not successful in legal proceedings against us, then our business and financial condition could be adversely affected.

We are currently party to four claims against the Company, as described in Item 3 of Part I under the heading “Legal Proceedings”. If we are not successful in these legal proceedings and are forced to make payments of damages to the plaintiffs, then our business and our financial condition would be adversely affected.

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

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. An increase in the value of the Canadian dollar in relation to the United States dollar and/or Euro could have the effect of increasing our loss from operations. Management is in a position to counteract negative impacts through hedging contracts which can mitigate some of this loss.

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

The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system, as well as the global economic recession, may have an impact on our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. The current economic situation could have a material adverse impact on our customers causing them to fail to meet their obligations to us.

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

ITEM 2.              DESCRIPTION OF PROPERTY.

Our head office is located in leased premises at Suite 800, 570 Granville Street, Vancouver, British Columbia, Canada V6C 3P1. Our principal business operations are carried out from head office. Our leased premises consist of approximately 10,100 square feet. We pay rent of approximately $28,000 Canadian (equal to approximately $25,600 US) per month. The lease expires August 30, 2010. We consider our leased premises adequate for our current business purposes.

The Company owns proprietary algorithms, source code, web domain addresses, patents, trademarks and other intellectual property.

We have one granted patent and one outstanding patent application for the MPE® distribution system covering our innovative security features. The United States Patent & Trademark Office has granted the first patent, entitled 'Digital Media Distribution Method and System' patent application (USPTO Publication No. 20020146122, International WIPO 01/65796). The second patent titled “Methods for Watermarking Media Data”(US 20080098022) was published in April 2008 and is pending review by the USPTO.

We have been granted a trademark for Clipstream® in the US, Canada, Japan, Israel and Europe in connection with our software products. We have been granted trademarks for MPE® in the US, Canada and Europe. We have been granted trademarks for PLAY MPE® in the US and Japan. We have also been granted trademarks for Sonox Digital in Japan.

We have applied for trademark protection for MPE® in China and Japan. We have applied for trademark protection for PLAY MPE® in the Canada, China and Europe and SONOX DIGITALTM in the US, Canada, China, and Europe. This protection is currently pending.

We generally develop our own technologies and algorithms in house and have a number of technologies that we rely on to maintain our competitive advantage. Additionally we have in excess of 40 registered domain names.

ITEM 3.              LEGAL PROCEEDINGS.

The Company is involved in three actions with a competitor in Canada (Yangaroo Inc. “Yangaroo”, formerly Musicrypt Inc.) regarding various patent claims as described below:

a)              On March 7, 2006, the Company filed a statement of claim in the Federal Court of Canada against Yangaroo (the “Defendant”) to assert that the Company’s technology does not infringe on the stated patent owned by the Defendant and to further declare that Defendant’s patent is invalid. On June 7, 2006, the Company’s counsel received a statement of defense and counterclaim from the Defendant, requesting specified damages or audited profits from the Play MPE® system sourced to Canada.

b)              On May 3, 2007, the Company filed a claim in Ontario Superior Court against the Defendant (Yangaroo Inc.), and executives of the Defendant, Chief Executive Officer of the Defendant and Chief Financial Officer of the Defendant (collectively the “Defendants”) in the amount of $25,000,000 caused by the Defendants making statements constituting defamation and injurious falsehood, making false or misleading statements tending to discredit the business, making false or misleading representations contrary to the Competition Act of Canada, and unlawful interference with the Company’s economic relations. On June 7, 2007, the Defendant filed a statement of defense and counterclaim against the Company for the same amount and for the same causes.

c)              On May 12, 2009, the Company was served with a complaint in the United States District Court for the Eastern District of Wisconsin by the Defendant (the “Claimant”) in the Canadian litigation above, alleging that the Company infringes on its recently issued one method claim in United States Patent No. 7,529,712. The Company initially filed a motion to dismiss the complaint as not being properly pled due to a issue regarding the method claim itself. The Court has ruled that it would be premature to issue a dismissal on such grounds until it had considered the meaning of the patent claim terms. On September 18, 2009 the Company filed an Answer, which included a statement of its defenses. One defense the Company has asserted is the patent claim has limitations regarding operations on a server and because Company’s servers are outside the United States, the Claimant’s U.S. patent cannot be asserted against the Company. On October 13, 2009 the U.S. District Court issued a scheduling order that limits discovery in the U.S. case to the Company’s defense of “extraterritoriality” and that the Court will entertain a motion for summary judgment by the Company dismissing the case on that basis alone, prior to further discovery, if any. It is management’s opinion that the Claimant was sufficiently aware of the location of Company’s servers well prior to the date it brought suit and, given Claimant’s duty to investigate the law regarding extraterritoriality prior to bringing suit, this case is improper. As a result, the Company will be seeking legal costs from the Claimant, if successful.

The amount of damages awarded to the Company or the Defendants/Claimant, if any, cannot be reasonably estimated and no amount has been recognized in the financial statements. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

On August 12, 2009 the Company received a statement of claim in the Supreme Court of British Columbia from a former employee for wrongful dismissal and breach of contract. The claim was for approximately $180,000 CDN plus an award of stock options and unspecified damages. The Company believes the claim is completely without merit and will vigorously defend its position and reputation and filed a response on September 11, 2009. The former employee’s deadline to respond to our response was October 2, 2009. As of November 29, 2009, the Company has not received a response from the former employee. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the fourth quarter of our fiscal year ending August 31, 2009.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCK HOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol DSNY. The first day on which the Company’s shares were traded under the stock symbol DSNY was June 26, 2000. The high and the low trading prices for our shares for each quarter of the last two fiscal years were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2008	$0.63	$0.40
2nd Quarter 2008	$0.81	$0.45
3rd Quarter 2008	$0.70	$0.47
4th Quarter 2008	$0.62	$0.35
1st Quarter 2009	$0.43	$0.15
2nd Quarter 2009	$0.39	$0.15
3rd Quarter 2009	$0.30	$0.17
4th Quarter 2009	$0.35	$0.19

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of November 26, 2009 we had 52,059,647 shares of our common stock outstanding and there were 73 registered shareholders of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended August 31, 2009, 500,000 stock options were exercised for cash proceeds of $100,000. 133,333 previously issued common shares were released from treasury to settle an incomplete private placement between the Company and parties involved in the August 2000 private placement.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2009.

ITEM 6.              MANAGEMENT'S DISCUSSION AND ANALYSIS.

The following discussion of our results of operations and financial condition should be read together with the consolidated financial statements and related notes that are included later in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors.

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2009

Revenue

Revenue continued to grow during our fourth quarter and was the highest in the Company’s history. Fourth quarter revenue was 77% higher than the same quarter in the prior year and more than 31% above the previous quarter in fiscal 2009. Total revenue for the quarter is $872,569 (third quarter fiscal 2009 - $665,829). Total revenue for the year was $2,560,447 (2008 - $1,578,888), an increase of approximately 62% over the fiscal 2008 year.

The growth in revenue is driven by the growth in our Play MPE® system, where access fees for the year have grown by more than 95% over the previous year. Play MPE® continues to see the same substantial revenue growth that it has seen over the previous three years.

	2009	2008	2007
Play MPE® Revenue	$2,256,871	$1,154,845	$446,594
Growth over prior year	95%	159%	138%

The increases in revenue from Play MPE® have continued since we ceased pilot usage of the Play MPE® system at the beginning of the 2007 fiscal year. Play MPE® is the world leader which dominates an evolving business and leads the transformation of the way in which record labels distribute pre-release music. The music industry has begun to use Play MPE® in some markets as the primary distribution method. We have seen the transition from traditional distribution methods to Play MPE® begin gradually and the growth seen in 2008 has continued into 2009. The growth in revenue over the previous year has been realized across formats, through existing clients, and through new clients in new geographic areas and includes; a 48% increase in North American Major Record Label revenue, and a 62% increase in North American independent record label revenue. The addition of European and Australasian based revenue added a further increase of $540,145 (24% of total 2009 MPE® revenue).

Over the course of fiscal 2009, we added Warner Music Group and Universal Music Group International to our major label agreements that already included EMI and Universal Music Group (North America). Also during the year, we expanded into Australia with commercial agreements with Warner Australia, Universal Music Group (Australia) and EMI (Australia) as well as many additional independent clients in Australia. We have several agreements with subsidiaries of Sony BMG and several additional labels operate on a pay-as-you-go basis. We began to see Play MPE® expand to include numerous European countries. While some use has been seen Asia, South America and Africa this use has had little impact to revenue to date as these revenues are typically recorded through the European parent label which is billed for that usage. We expect Play MPE® service fees to continue to grow throughout all geographic regions in 2010.

While this market development is still at an early stage, the value propositions of the Play MPE® system are both compelling and numerous and we have found we compete well against existing or traditional methods of dissemination as well as alternatives in the market. Our product provides significant advantages such as reducing the costs and lead times, and providing feedback on usage to the record labels. Further, the added benefit of being environmentally friendly appeals to all considered. We compete favorably against the distribution of MP3’s by the superior sound quality of files in our system, the security, the reporting (feedback) and the network of recipients using our system. Play MPE® provides many significant advantages over competing solutions such superior sound quality, superior security, constructive business relationships, more advantageous partner relationships, a network of regular users and countless added functions of the player software and total service offering.

Our revenue model is based on a price per “send”. In October 2009, we reached new milestones having delivered more than 160,000 individual songs in more than 150 million transactions with over 32,000 users. We refer to a “transaction” as one song which is made available to one recipient. For revenue purposes, fees are based on “sends” as defined in standard agreements, and could include a single transaction or group of transactions. A “send” is a song, bundle of songs, album, box set, or video, authorized to be sent to a particular recipient. The revenue associated with each “send” will be on a sliding scale depending on the size of the particular send (song length for example). The system provides each label under contract to manage their own lists of recipients and directly encode and distribute their songs. This added ability provided to our clients substantially eliminates the strain on our own internal resources that can be seen in competing solutions and allows for high growth potential.

For customers where it is not appropriate to enter into a formal contract we provide access to the Play MPE® system through www.myplaympe.com.

Real time usage statistics for Play MPE® are available at: http://www.plaympe.com/v4/company/plaympestats.php

The MPE® security engine also powers our online music store software suite (www.podds.ca) which provides for the remainder of MPE® revenue.

Approximately 11% of our revenues are derived from sales of our Clipstream® software which declined from the previous year by 5%. This reflects a management strategy of focusing sales, marketing and support resources on MPE® until the new automated system for Clipstream® is available. We hope to increase sales of Clipstream® licenses through our hosted solution, and other license opportunities.

Radio Destiny sales represent 1% of our total revenue.

Operating Expenses

Overview

As our technologies and products are developed and maintained in-house, the majority of our expenditures is on salaries and wages and associated expenses; office space, supplies and benefits. Some fluctuation is seen due to the fluctuation in exchange rates during the course of the year. As our operations are primarily conducted in Canada, the majority of our costs are incurred in Canadian dollars while the majority of our revenue is in Euros and US dollars. Thus, the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the year, the Company was able to expand into Europe and Australia, and increase revenue in the US, within current spending levels.

For the year of 2009, our total operating expenses have decreased by 37% to $2,515,666 from $3,983,821 and have remained steady throughout the year.

Rent expense of $278,316 is offset by our sub-lease rental income of $95,788 which is included in “Other income’’ in the Statement of Operations.

General and administrative	31-Aug	31-Aug	$	%
	2009	2008	Change	Change

Wages and benefits	366,920	408,902	(41,982)	-10.3%
Rent	71,139	59,893	11,246	18.8%
Telecommunications	23,468	19,674	3,794	19.3%
Bad debt	16,474	54,094	(37,620)	-69.5%
Office and miscellaneous	77,020	193,662	(116,642)	-60.2%
Professional fees	205,024	312,468	(107,444)	-34.4%
	760,045	1,048,693	(288,648)	-27.5%

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The decrease in professional fees is due to a reduction of volume of legal work associated with litigation, and patents and trademark applications. Office and miscellaneous costs have decreased due to the reduction in fees associated with corporate awareness and communications.

Sales and marketing	31-Aug	31-Aug	$	%
	2009	2008	Change	Change

Wages and benefits	379,529	639,408	(259,879)	-40.6%
Rent	71,139	89,575	(18,436)	-20.6%
Telecommunications	23,468	29,424	(5,956)	-20.2%
Meals and entertainment	828	19,590	(18,762)	-95.8%
Travel	49,451	84,805	(35,354)	-41.7%
Advertising and marketing	297,510	635,220	(337,710)	-53.2%
	821,925	1,498,022	(676,038)	-45.1%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. During the prior year ended August 31, 2008, we had significantly expanded our marketing and advertising efforts for Play MPE® in its initial commercial push in the United States and the reduction seen in fiscal 2009 reflected the reduced requirements for market awareness. During the year ended August 31, 2009, Play MPE® has received significant support from the world’s largest record labels and achieved symbiotic relationships with partners within the music industry resulting in cost effective and organic marketing efforts and the need for higher cost marketing efforts has decreased. We expect that the business relationships we have developed will provide catalysts to global expansion and barriers to entry with potential competitors should they arise.

Research and development	31-Aug	31-Aug	$	%
	2009	2008	Change	Change

Wages and benefits	701,655	1,165,463	(463,808)	-39.8%
Rent	136,038	170,708	(34,670)	-20.3%
Telecommunications	44,878	56,074	(11,196)	-20.0%
Repairs and maintenance	11,144	-	11,144	-
	893,715	1,392,245	(498,530)	-35.8%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The decrease is mainly due to decreased staffing and consulting requirements due to the technical maturity of the Play MPE® product.

Amortization

Amortization expense arose from fixed assets and other assets. Amortization decreased to $39,981 for the fiscal year ended August 31, 2009 from $44,861 for the fiscal year ended August 31, 2008, a decrease of $4,880 or 10.88% .

Other earnings and expenses

Other income decreased to $102,351 for the year ended August 31, 2009 from $111,741 for the year ended August 31, 2008, a decrease of $9,390.

Interest income decreased to $3,107 for the year ended August 31, 2009 from $24,959 for the year ended August 31, 2008, a decrease of $21,852. Interest expense decreased to $4,692 for the year ended August 31, 2009 from $24,945 for the year ended August 31, 2008, a decrease of $20,253. Additionally we realized a gain on settlement of debt of $15,008 for the year ended August 31, 2009(nil - August 31, 2008).

Income

We have realized a net income of $610,831 for the year (2008 – loss of $2,293,178). Included in net income for the year is a future income tax recovery amount of $450,000 representing tax deductions such as operating losses that are available to offset future taxable income. The amount recognized is the tax effected amount (the gross deductions for tax multiplied by the relevant tax rate) expected to be realized during fiscal 2010.

Income before provision for income taxes is $160,831 for year. The profit realized during the year is the result steady improvements of the Company’s income and earnings before interest taxes depreciation and amortization (EBITDA).

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $253,100 as at August 31, 2009 compared to cash of $91,369 as at August 31, 2008. We had a working capital surplus of $658,673 as at August 31, 2009 compared to a working capital deficiency of $192,772 as at August 31, 2008.

Cash Flows

Net cash generated in operating activities was $74,257 for the year ended August 31, 2009, compared to $1,707,169 used for the year ended August 31, 2008. The increase is mainly due to an increase in total revenue of approximately $1,000,000 and a reduction of costs associated with our initial marketing push and associated support for the Play MPE® service.

The cash used in investing activities was $39,997 for the year ended August 31, 2009, compared to $43,566 for the year ended August 31, 2008.

Net cash provided by financing activities was $117,894 for the year ended August 31, 2009 compared to $568,048 for the year ended August 31, 2008.

Our cash from operation was able to provide sufficient funds during the fiscal year end of August 31, 2009. We are encouraged by our revenue growth in fiscal 2009 as our record label clients incorporate Play MPE® into their work flow.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force” and “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task

Force” providing guidance on accounting for multiple-deliverable arrangements to enable vendors to account for products and services separately rather than as a combined unit. The guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The new guidance is effective for revenue arrangements entered into or materially modified in annual periods beginning on or after June 15, 2010. Early adoption is permitted. The Company is evaluating the potential impact, if any, of the adoption of the new guidance on its consolidated financial statements.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. Our company would adopt it at the fiscal year beginning September, 1 2009. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which for our company, would be the fiscal year beginning September 1, 2009. Our company is currently assessing the impact of FSP FAS 142-3 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. Our company would adopt it at the fiscal year beginning September 1, 2009. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement does not have a material effect on our consolidated financial statements.

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

ITEM 7.              FINANCIAL STATEMENTS.

Index to Audited Consolidated Financial Statements for the Year Ended August 31, 2009:

1.	Report of Independent Registered Public Accounting Firm;

2.	Consolidated Balance Sheets as at August 31, 2009 and 2008;

3.	Consolidated Statement of Operations for the Years Ended August 31, 2009 and 2008;

4.	Consolidated Statement of Changes in Stockholders' Equity (Deficiency) for the Years Ended August 31, 2009 and 2008;

5.	Consolidated Statement of Cash Flows for the Years Ended August 31, 2009 and 2008;

6.	Notes to Consolidated Financial Statements.

Consolidated Financial Statements

Destiny Media Technologies Inc.
August 31, 2009 and 2008
(Expressed in United States dollars)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Destiny Media Technologies Inc.

We have audited the accompanying consolidated balance sheet of Destiny Media Technologies Inc. as of August 31, 2009 and the related consolidated statement of operations, cash flows and stockholders’ equity for the year ended August 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Destiny Media Technologies Inc., as of August 31, 2009 and the results of its operations and its cash flows for the year ended August 31, 2009 in conformity with accounting principles generally accepted in the United States.

CHARTERED ACCOUNTANTS

Vancouver, Canada

November 27, 2009

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS

As at August 31	(Expressed in United States dollars)

	2009	2008
	$	$

ASSETS
Current
Cash	253,100	91,369
Accounts receivable, net of allowance for
doubtful accounts of $2,289 [2008 – $56,365]	502,275	323,940
Other receivables	15,120	12,794
Prepaid expenses	59,201	73,171
Deferred tax assets	450,000	—
Total current assets	1,279,696	501,274
Deposits	9,158	48,863
Property and equipment, net [note 3]	123,770	111,300
Deferred commission costs	13,320	—
Total assets	1,425,944	661,437

LIABILITIES AD STOCKHOLDERS’ EQUITY
Current
Accounts payable	349,164	382,606
Accrued liabilities	176,624	245,977
Shareholder loan payable [note 4]	68,681	44,152
Deferred revenue	17,198	21,311
Obligation under capital leases – current portion [note 8]	9,356	—
Total current liabilities	621,023	694,046
Obligation for share settlement [note 5]	—	100,000
Obligation under capital leases – long term portion [note 8]	13,987	—
Total liabilities	635,010	794,046

Commitments and contingencies [notes 8 and 10]

Stockholders’ equity
Common shares, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 51,723,647 shares
[August 31, 2008 - 51,090,314 shares]	51,725	51,092
Issued and held for settlement: Nil shares
[August 31, 2008 - 133,333 shares]
Additional paid-in capital	9,492,168	9,208,131
Deficit	(8,900,614)	(9,511,445)
Accumulated other comprehensive income	147,655	119,613
Total stockholders’ equity (deficiency)	790,934	(132,609)
Total liabilities and stockholders’ equity	1,425,944	661,437

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended August 31	(Expressed in United States dollars)

	2009	2008
	$	$

Revenue [note 11]	2,560,447	1,578,888

Operating expenses
General and administrative	760,045	1,048,693
Sales and marketing	821,925	1,498,022
Research and development	893,715	1,392,245
Amortization	39,981	44,861
	2,515,666	3,983,821
Income (loss) from operations	44,781	(2,404,933)
Other income (expenses)
Other income	102,351	111,741
Gain on settlement of debt	15,284	—
Interest income	3,107	24,959
Interest and other expense	(4,692)	(24,945)
Income (loss) before provision for income taxes	160,831	(2,293,178)
Recovery (provision) for income taxes	450,000	—

Net income (loss)	610,831	(2,293,178)

Net income (loss) per common share, basic and diluted	0.01	(0.05)

Weighted average common shares outstanding:
Basic	51,515,428	50,136,873
Diluted	51,585,134	50,136,873

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended August 31	(Expressed in United States dollars)

					Accumulated	Total
			Additional		other	shareholders’
	Common shares		paid-in		comprehensive	equity
	Shares	Amount	capital	Deficit	income
	#	$	$	$	$	$
Balance, August 31, 2007	49,936,001	49,938	8,484,231	(7,218,267)	35,727	1,351,629
Net income (loss) for the year				(2,293,178)		(2,293,178)
Foreign currency translation gain					83,886	83,886
Comprehensive gain (loss)						(2,209,292)
Common shares issued on options exercised	672,041	672	259,740			260,412
Common shares issued for share settlement	482,272	482	263,002			263,484
Stock based compensation			201,158			201,158
Balance, August 31, 2008	51,090,314	51,092	9,208,131	(9,511,445)	119,613	(132,609)
Net income for the year				610,831		610,831
Foreign currency translation gain					28,042	28,042
Comprehensive gain						638,873
Common shares issued on options exercised	500,000	500	99,500			100,000
Common shares issued for share settlement	133,333	133	99,867			100,000
Stock based compensation			84,670			84,670
Balance, August 31, 2009	51,723,647	51,725	9,492,168	(8,900,614)	147,655	790,934

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended August 31	(Expressed in United States dollars)

	2009	2008
	$	$

OPERATING ACTIVITIES
Net income (loss)	610,831	(2,293,178)
Items not involving cash:
Amortization	39,981	44,861
Gain on settlement of debt	(15,284)	—
Stock-based compensation	84,670	201,158
Loss on disposal of capital assets	2,228	—
Deferred income taxes	(450,000)	—
Changes in non-cash working capital:
Accounts receivable	(172,814)	(97,306)
Other receivables	(2,529)	27,621
Prepaid expenses	46,910	75,520
Accounts payable	(4,795)	279,095
Accrued liabilities	(61,626)	43,048
Deferred revenue	(3,315)	12,012
Net cash provided (used) in operating activities	74,257	(1,707,169)

INVESTING ACTIVITIES
Deferred commission costs	(12,348)	—
Proceeds on disposal of capital assets	—	1,053
Purchase of equipment	(27,649)	(44,619)
Net cash used in investing activities	(39,997)	(43,566)

FINANCING ACTIVITIES
Repayments on capital lease obligations	(5,877)	—
Proceeds of shareholder loans	201,456	—
Repayments of shareholder loans	(177,685)	(44,152)
Proceeds from exercise of stock options	100,000	260,412
Proceeds from issuance of common stock	—	263,484
Net cash provided by financing activities	117,894	568,048

Effect of foreign exchange rate changes on cash	9,577	58,873

Net increase (decrease) in cash during the year	161,731	(1,123,814)
Cash, beginning of year	91,369	1,215,183
Cash, end of year	253,100	91,369

Supplementary disclosure
Interest paid	4,692	8,717
Income taxes paid	—	—
Non-cash investing activity
Property and equipment acquired under capital lease	27,517	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies used in the preparation of these consolidated financial statements:

Basis of presentation and fiscal year

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is August 31.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Destiny Software Productions Inc. and MPE Distribution Inc. All inter-company balances and transactions have been eliminated on consolidation.

Use of estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. We regularly evaluate estimates and assumptions related to revenue recognition, rebates, allowances for doubtful accounts, sales returns and allowances, stock-based compensation expense, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results we experience

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont ’d.)

may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and actual results, our future results of operations will be affected.

Cash and cash equivalents

We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Revenue recognition

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectability is reasonably assured, and there are no significant remaining performance obligations. The Company’s revenue recognition policies are in conformity with the AICPA’s Statement of Position No. 97-2, “Software Revenue Recognition”, as amended (“SOP 97-2”).

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

The majority of the Company’s revenue is generated from digital media distribution service. Revenue is recognized when there is persuasive evidence of an arrangement and delivery to the customer has occurred, and provided the arrangement does not require significant customization of the software, the fee is fixed and determinable, and collectability is considered probable.

Service revenue from maintenance contracts is recognized ratably over the term of the maintenance contract, on a straight-line basis. Other service revenue is recognized at the time the service is performed.

The Company recognizes product revenue upon transfer of title as all other revenue recognition criteria are satisfied. When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. Cash received in advance of meeting the revenue recognition criteria

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont ’d.)

is recorded as deferred revenue. Royalty revenue from third party sales is recognized when there is persuasive evidence that the arrangement is complete, and only when all deliverables have been performed.

Long-lived assets

We account for long-lived assets, including other purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Litigation and settlement costs

We are involved in disputes, litigation and other legal actions. In accordance with SFAS No. 5, Accounting for Contingencies, or SFAS 5, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont ’d.)

Research and development costs

Research costs are expensed as incurred. Software and related development costs incurred are charged to expense until the technological feasibility of the product has been established. After technological feasibility is established and until the product is available for general release, software development, product enhancements and acquisition costs are capitalized and amortized on a product-by-product basis over the estimated economic life of the product, not to exceed three years. The software development costs that are capitalized are assessed for impairment on a periodic basis. The Company has not capitalized any product development costs during the year.

Property and equipment

Property and equipment are stated at cost. Amortization is taken over the estimated useful lives of the assets and is calculated using the declining balance method at the following annual rates, commencing upon utilization of the assets:

Furniture and fixtures	20%
Computer hardware	30%
Computer software	100%
Leasehold improvements	Straight-line over lease term

Translation of foreign currencies

The Company’s functional currency is the U.S. dollar. Financial statements of foreign operations for which the functional currency is the local currency are translated into U.S. dollars with assets and liabilities translated at the rate of exchange in effect at the balance sheet date and revenue and expense items translated at the average rates for the period. Unrealized gains and losses resulting from the translation of the consolidated financial statements are deferred and accumulated in a separate component of shareholders’ equity (deficiency) as a foreign currency translation gain(loss) in accumulated other comprehensive income.

Transactions denominated in foreign currencies are translated at the exchange rate in effect on the transaction date. We recorded losses on foreign currency translation of $14,929 for the year ended August 31, 2009 compared to gains of $3,159 for the year ended August 31, 2008. Foreign currency gains and losses are included as a component of general and administrative expenses in the consolidated statements of operations.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont ’d.)

The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. The Company has not entered into contracts for foreign exchange hedges.

Advertising

Advertising costs are expensed as incurred and totaled $118,147 and $365,384 during the years ended August 31, 2009 and 2008, respectively.

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, the deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using substantively enacted tax rates that will be in effect for the year in which the differences are expected to reverse. Beginning on September 1, 2007, the Company also adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes recognized in an enterprise’s financial statements in accordance with Financial Accounting Standards Board Statement 109, “Accounting for Income Taxes”(“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2009, the tax years which remain subject to examination by major tax jurisdictions. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont ’d.)

Capital stock or equivalent issued for consideration other than cash

Capital stock or equivalent issued for consideration other than cash is recorded at an estimate of the fair value of the stock or equivalent issued or issuable or at an estimate of the fair value of the goods or services received, whichever is more readily ascertainable.

Stock based compensation

The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments” (“FAS 123(R)”). Under the fair value recognition provisions of FAS 123(R), stock based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes option pricing model to estimate fair value of its stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. The Company’s computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, the Company considers many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Loss per share

Net income (loss) per share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per share (diluted) is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued be calculated using the treasury stock method. Under the treasury stock method, all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period, but only if dilutive.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont ’d.)

	Year Ended
	August 31,	August 31,
	2009	2008
	$	$
Net income (loss)	610,831	(2,293,178)
Weighted average common shares outstanding	51,515,428	50,136,873
Effect of dilutive securities – warrants	69,706	—
Diluted weighted average
common shares outstanding	51,585,134	50,136,873
Earnings per share:
Basic	0.01	(0.05)
Dilutive	0.01	(0.05)

Potentially dilutive securities of 3,939,000 and 6,902,136 shares arising from stock options and share purchase warrants, respectively, were not included as their effect would be anti-dilutive for the year ended August 31, 2009 (2008 – 4,339,000 and 7,852,136 shares arising from stock options and share purchase warrants, respectively).

Comprehensive income

Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income consists only of accumulated foreign currency translation adjustments for all years presented.

Recent accounting pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force” and “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” providing guidance on accounting for multiple-deliverable arrangements to enable vendors to account for products and services separately rather than as a combined unit. The guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The new guidance is effective for revenue arrangements entered into or

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont ’d.)

materially modified in annual periods beginning on or after June 15, 2010. Early adoption is permitted. The Company is evaluating the potential impact, if any, of the adoption of the new guidance on its consolidated financial statements.

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events”. SFAS 165 establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s consolidated financial statements.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont ’d.)

position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. Our company would adopt it at the fiscal year beginning September, 1 2009. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, which for our company, would be the fiscal year beginning September 1, 2009. Our company is currently assessing the impact of FSP FAS 142-3 on its financial position and results of operations.

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

This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. Our company would adopt it at the fiscal year beginning September 1, 2009. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont ’d.)

for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The adoption of this statement does not have a material effect on our consolidated financial statements.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

3. PROPERTY AND EQUIPMENT

		Accumulated	Net book
	Cost	amortization	value
	$	$	$

2009
Furniture and fixtures	117,769	77,891	39,878
Computer hardware	294,246	223,017	71,229
Computer software	46,642	35,408	11,234
Leasehold improvements	4,286	2,857	1,429
	462,943	339,173	123,770

2008
Furniture and fixtures	102,385	70,765	31,620
Computer hardware	277,725	206,029	71,696
Computer software	32,390	27,337	5,053
Leasehold improvements	4,397	1,466	2,931
	416,897	305,597	111,300

The gross amount of assets related to property and equipment under capital lease was $29,683 and $nil for years ended August 31, 2009 and 2008, respectively. The accumulated amortization related to property and equipment under capital lease was $5,011 and $nil for the years ended August 31, 2009 and 2008, respectively.

4. SHAREHOLDER LOAN PAYABLE

	2009	2008
	$	$

Shareholder loan payable, unsecured,
due on demand, interest bearing at 5.5%	-	44,152
Shareholder loan payable, unsecured,
due on May 29, 2010, interest bearing at 7%	68,681	-
	68,681	44,152

The Company has received a loan in the amount of $68,681 (CDN$75,000) from its Chief Financial Officer, Fred Vandenberg, who is a shareholder. The loan is bearing interest at 7% and due on May 29, 2010.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

5. OBLIGATION FOR SHARE SETTLEMENT

During the year ended August 31, 2003, the Company issued 133,333 common shares to be delivered in settlement for proceeds of $100,000 received in respect of a private placement that was not completed in August 2000. The private placement was completed through the release of the shares as of the year ended August 31, 2009.

6. SHARE CAPITAL

[a] Authorized

The Company is authorized to issue up to 100,000,000 shares of common shares, par value $0.001 per share.

[b] Common shares issued

2009

During the year ended August 31, 2009, 500,000 stock options were exercised for cash proceeds of $100,000. A total of 133,333 previously issued common shares were released from treasury to settle an incomplete private placement between the Company and parties involved in the August 2000 private placement.

2008

During the year ended August 31, 2008, the Company issued 482,272 units for net cash proceeds of $263,464. As part of the issuance, the Company issued 235,250 warrants at $0.60 expiring November 30, 2009 and 5,886 warrants at $0.50 expiring January 31, 2010. Also, 672,041 stock options were exercised during the year ended August 31, 2008 for cash proceeds of $260,412.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

6. SHARE CAPITAL (cont’d.)

[c] Stock options

We have two existing stock option plans (the “Plans”), namely our Amended 1999 Stock Option Plan and our 2006 Stock Option Plan, under which up to 3,750,000 and 5,100,000 shares of our common stock, respectively, have been reserved for issuance. Of which, 640,375 common shares and 175,959 common shares, respectively, remain available for future option issuance. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of August 31, 2009 and 2008, and changes during the years ended are presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$
Outstanding at August 31, 2007	4,287,000	0.42
Granted	859,041	0.41
Exercised	(672,041)	(0.39)
Expired	(135,000)	(0.43)
Outstanding at August 31, 2008	4,339,000	0.48	2.83	179,850
Granted	1,164,000	0.24
Exercised	(500,000)	(0.20)
Expired	(1,064,000)	(0.42)
Outstanding at August 31, 2009	3,939,000	0.44	2.07	80,940
Vested and exercisable at August 31, 2009	3,910,875	0.44	2.06	80,190

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common shares for the options that were in-the-money at August 31, 2009.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

6. SHARE CAPITAL (cont’d.)

As FAS123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the year ended August 31, 2009 has considerations for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behavior as well as trends of actual option forfeitures.

During the year ended August 31, 2009, 150,000 options were repriced from $0.95 to $0.50 and the unvested options became vested at the date of repricing, which resulted in incremental compensation cost of $5,588. Total stock-based compensation expense related to employees of $84,670 is reported in the statement of operations as follows:

	2009	2008
	$	$
Stock-based compensation
General and administrative	25,994	47,205
Sales and marketing	28,110	91,285
Research and development	30,566	62,668
Total stock-based compensation	84,670	201,158

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2009	2008
	$	$
Expected term of stock options (years)	0.5-2.5	2.5-5.0
Expected volatility	88%-99%	85%-92%
Risk-free interest rate	0.11%-2.17%	2.31%-4.51%
Dividend yields	—	—

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

6. SHARE CAPITAL (cont’d.)

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

The weighted-average grant-date fair value of options granted during the year ended August 31, 2009 and 2008 was $0.05 and $0.24, respectively.

As at August 31, 2009, there was $778 of unrecognized stock-based compensation cost related to employee stock options granted under the Plans, which is expected to be fully recognized over the next 15months.

[d] Warrants

As at August 31, 2009, the Company has the following common shares warrants outstanding:

	Number of Common	Exercise Price
	Shares Issuable	$	Date of Expiry

$0.22 Warrants	950,000	0.22	August 25, 2011
$0.40 Warrants	361,000	0.40	February 28, 2012
$0.50Warrants	5,886	0.50	January 31, 2010
$0.50 Warrants	5,800,000	0.50	February 28, 2012
$0.60 Warrants	235,250	0.60	May 31, 2011
$0.70 Warrants	500,000	0.70	April 9, 2012
	7,852,136

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

6. SHARE CAPITAL (cont’d.)

A total of 5,400,000 of the $0.50 warrants have a forced conversion feature by which the Company can demand exercise of the share purchase warrants if the common shares trades at a price equal to or greater than $1.25 if certain conditions are met.

All of the $0.60 warrants have a forced conversion feature by which the Company can demand exercise of the share purchase warrants if the common shares trades at a price equal to or greater than $0.80 if certain conditions are met.

7. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34.00% and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 25.92% . The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company’s income tax expense is as follows:

	2009	2008
	$	$

Tax at U.S. statutory rates	55,000	(909,000)

Permanent differences	29,000	82,000
Effect of lower foreign tax in Canada	(15,000)	109,000
Other adjustments to valuation allowance	381,000	718,000
Recovery (provision) for income taxes	450,000	—

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

7. INCOME TAXES (cont’d.)

Significant components of the Company’s deferred tax assets as of August 31 are as follows:

	2009	2008
	$	$

Deferred tax assets:
Net operating loss carryforwards	1,954,000	2,073,000
Excess of book over tax depreciation	82,000	71,000
Total deferred tax asset	2,036,000	2,144,000
Valuation allowance	(1,586,000)	(2,144,000)
Net deferred tax asset	450,000	—

Net income (loss) by geographic region is as follows:

	2009	2008
	$	$

United States	(37,578)	(742,606)
Canada	648,409	(1,550,572)
	610,831	(2,293,178)

If not utilized to reduce future taxable income, the Company’s net operating loss carryforwards will expire as follows:

	Canada	United States
	$	$
2015	119,000	—
2019 and thereafter	2,434,000	3,783,000
	2,553,000	3,783,000

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

8. COMMITMENTS

The Company is committed to payments under its premises lease, which expires on August 30, 2010 as follows:

$

2010	304,479
304,479

The Company incurred rent expense of $278,316 during the year ended August 31, 2009 compared to $320,176 during the year ended August 31, 2008.

The Company has entered into sublease agreements (note 9) to offset the cost commitments above. All sublease income has been reported in other income in the consolidated statements of operations and has not been reflected in the amounts disclosed above.

Commencing this year, the Company is committed to make payments under its capital leases for 3 years terms as follows:

$
2010	11,410
2011	11,410
2012	3,711
Total lease payments	26,531
Less: Amounts representing interest	(3,188)
Balance of obligation	23,343
Less: Current portion	(9,356)
Long term portion	13,987

9. RELATED PARTY TRANSACTIONS

The Company entered into a sublease agreement with a Director effective January 1, 2009 on a month-to-month basis with a two month notice period. The term of the sublease calls for committed monthly payments of $1,374 (CDN$1,500).

The Company entered into a sublease agreement with a Director from September 1, 2008 through December 31, 2008 on a month-to-month basis with a two month notice period. The term of the sublease called for committed monthly payments of $5,495 (CDN$6,000).

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

9. RELATED PARTY TRANSACTIONS (cont’d.)

During the year ended August 31, 2009, the Company received various loans totaling $201,456 (CDN$230,300) from officers of the Company. Of which, $132,775 (CDN$155,300) loans bear interest at 5.5% per annum, are unsecured and due on demand; $68,681(CDN$75,000) loans bear interest at 7% and due on May 29, 2010. During the year ended August 31, 2009, the Company repaid $177,685 (CDN$202,300). As at August 31, 2009, the balance of $68,681 (CDN$75,000) is due to the Company’s Chief Financial Officer bearing interest at 7% per annum. The remaining balance is due May 29, 2010.

10. CONTIGENCIES

The Company is involved in three actions with a competitor in Canada (Yangaroo Inc. “Yangaroo”, formerly Musicrypt Inc.) regarding various patent claims as described below:

a)

On March 7, 2006, the Company filed a statement of claim in the Federal Court of Canada against Yangaroo (the “Defendant”) to assert that the Company’s technology does not infringe on the stated patent owned by the Defendant and to further declare that Defendant’s patent is invalid. On June 7, 2006, the Company’s counsel received a statement of defense and counterclaim from the Defendant, requesting specified damages or audited profits from the Play MPE® system sourced to Canada.

b)

On May 3, 2007, the Company filed a claim in Ontario Superior Court against the Defendant (Yangaroo Inc.), Chief Executive Officer of the Defendant and Chief Financial Officer of the Defendant (collectively the “Defendants”) in the amount of $25,000,000 caused by the Defendants making statements constituting defamation and injurious falsehood, making false or misleading statements tending to discredit the business, making false or misleading representations contrary to the Competition Act of Canada, and unlawful interference with the Company’s economic relations. On June 7, 2007, the Defendant filed a statement of defense and counterclaim against the Company for the same amount and for the same causes.

c)

On May 12, 2009, the Company was served with a complaint in the United States District Court for the Eastern District of Wisconsin by the Defendant (the “Claimant”) in the Canadian litigation above, alleging that the Company infringes on its recently issued one method claim in United States Patent No. 7,529,712. The Company initially filed a motion to dismiss the complaint as not being properly pled due to a issue regarding the method claim itself. The Court has ruled that it would be premature to issue a dismissal on such grounds until it had considered the meaning of the patent claim terms. On September 18, 2009 the Company filed an Answer, which included a statement of its defenses. One defense the Company has asserted is the patent claim has limitations

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

10. CONTIGENCIES (cont’d.)

regarding operations on a server and because Company’s servers are outside the United States, the Claimant’s U.S. patent cannot be asserted against the Company. On October 13, 2009 the U.S. District Court issued a scheduling order that limits discovery in the U.S. case to the Company’s defense of “extraterritoriality” and that the Court will entertain a motion for summary judgment by the Company dismissing the case on that basis alone, prior to further discovery, if any. It is management’s opinion that the Claimant was sufficiently aware of the location of Company’s servers well prior to the date it brought suit and, given Claimant’s duty to investigate the law regarding extraterritoriality prior to bringing suit, this case is improper. As a result, the Company will be seeking legal costs from the Claimant, if successful.

The amount of damages awarded to the Company or the Defendants/Claimant, if any, cannot be reasonably estimated and no amount has been recognized in the financial statements. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

On August 12, 2009 the Company received a statement of claim in the Supreme Court of British Columbia from a former employee for wrongful dismissal and breach of contract. The claim was for approximately $180,000 CDN plus an award of stock options and unspecified damages. The Company believes the claim is completely without merit and will vigorously defend its position and reputation and filed a response on September 11, 2009. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

11. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	2009	2008
	$	$

MPE®

North America	1,717,323	1,229,994
Europe	418,309	19,933
Australasia	121,836	—
Total MPE® Revenue	2,257,468	1,249,927

Clipstream ® & Radio Destiny

North America	298,921	309,751
Outside of North America	4,058	19,210
Total Clipstream ® & Radio Destiny Revenue	302,979	328,961

Total Revenue	2,560,447	1,578,888

During the year ended August 31, 2009, two customers represented 44% of the total revenue balance [2008 - one customer represented 46%].

As at August 31, 2009, three customers represented $295,162 (59%) of the trade receivables balance [2008 – two customers represented 35%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009 and 2008

12. FAIR VALUE MEASURES

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

13. SUBSEQUENT EVENTS

In accordance with SFAS No. 165 “Subsequent Events”, the Company evaluated subsequent events through November 27, 2009, the date of issuance of the audited financial statements. During this period the Company did not have any material recognizable subsequent events.

ITEM 8.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.            CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company are responsible for evaluating the effectiveness of the Company’s disclosure controls and procedures and have concluded, based on our evaluation, that they are effective as at August 31, 2009 to ensure that information required to be disclosed in reports filed or submitted under Canadian and United States securities legislation is recorded, processed, summarized and reported within the same period specified in those rules and regulations.

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

Using the framework provided by the Committee of Sponsoring Organizations (“COSO”), the Company conducted an evaluation of the effectiveness of the internal controls over financial reporting as at August 31, 2009 and concluded that there are material weaknesses in internal controls over financial reporting, which are as follows:

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

ITEM 8B.            OTHER IFORMATION.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Steven Vestergaard(1)	Chief Executive Officer and Director	43	January 1999
Frederick Vandenberg	Chief Financial Officer and Corporate Secretary	41	July 2007
Edward Kolic(1)	Director	48	February 1999
Lawrence J. Langs	Director	48	November 2000
Yoshitaro Kumagai	Director	63	August 2001
Wayne Koshman(1)	Director	47	May 2002

(1) Members of our Audit Committee

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Steven Vestergaard. Mr. Vestergaard is our President, Chief Executive Officer and the Chairman of our Board of Directors. Mr. Vestergaard's responsibilities include strategic planning and coordinating strategic planning, marketing and product development. Mr. Vestergaard has a B.Sc. from UBC. He founded Tronic Software in 1981 and Destiny Software in 1991, both as video game development companies. In 1995, Destiny changed focus to internet technologies, going public in 1999 with streaming video and media security technology.

Fred Vandenberg, B. Comm. MBA, CA Mr. Vandenberg is our Chief Financial Officer. Mr. Vandenberg's core responsibilities include leading the accounting, treasury, strategic planning, financial controls and financial reporting functions of the Company. Mr. Vandenberg has over 16 years of public accounting experience in tax advisory services, mergers and acquisitions, and financial reporting. Mr. Vandenberg completed the Canadian Institute of Chartered Accountant's "In-depth" taxation program while with Ernst & Young in 1998. Mr. Vandenberg holds a Bachelor of Commerce degree and a Master of Business Administration (Finance) from McMaster University and a Chartered Accountant designation.

Edward Kolic. Mr. Kolic has been involved in the Company since February 1999 in executive capacities including Chief Operating Officer, Corporate Secretary and Director. He served as Destiny's chief operating officer from February 1999 to October 2001 during which time he was responsible for our overall product strategy and development of our core technologies. Mr. Kolic was the president of WonderFall Productions Inc., a computer game development company founded by Mr. Kolic, which Destiny purchased in June 1999. Prior to founding Wonderfall Productions, he was as a principal partner and vice-president of marketing for Jacqueline Conoir Designs. From 1988 until 1995, Mr. Kolic was partner and president of Target Canada Production Ltd., a company engaged in the production of documentary television, educational and information programming for the Canadian Educational Television Networks, large screen interactive presentation media and a range of communication programs for corporate, government and institutional clients. Ed is currently the founder of Eighth Avenue Development group, which undertakes development projects in the luxury home market, multi-family residential and land development.

Lawrence J. Langs. Mr. Langs has been an intellectual property, entertainment and corporate lawyer; an investment banker in Wall Street and a technology and international entrepreneur. He has managed over 200 M&A deals as a New York investment banker, intellectual property and corporate lawyer, technology consultant, board member, and principal. As a senior executive with profit and loss responsibility and extensive experience in building small to mid-size public and private companies and segments of Fortune 500 companies in consulting, media, and digital media industries, he headed M&A, strategy, corporate finance, legal strategies, and business development projects and teams. Larry was EVP at ACD Systems, EVP at Musician.com for Guitar Center, SVP of business development at MP3.com, and VP of business development for Sybase New Media, Investment Banker for JPMorgan/Chase/Chemical Bank in New York, and Senior Consultant for Arthur D. Little in Boston. Mr. Langs has also been active as a lawyer in emerging digital media and finance with Feldman & Weinstein in New York and MediaLawyer.com in Los Angeles.

Yoshitaro Kumagai. Since 1981, Mr. Kumagai has held positions with Singer, the Imaging Division of Mead Corporation, and IDEC Corporation, where he was responsible for Japanese and US sales and operations. Subsequently, he served as President of DPA Technology and as Chairman and CEO of Vivitar Corporation, a major distributor of various camera and computer peripheral devices. His most recent position was as SVP/Business Development for Reactrix, a company developing an early stage media platform enabling real-time interaction between humans and video advertising displays. Yoshi holds a BS in Mechanical Engineering from Hosei University and a BS in Information Systems and Mathematics from Georgia State University.

Wayne Koshman. Mr. Koshman has 15+ years of international business development experience in China, Japan and Central Asia. Broad capital market background both in private and public financings. Founded a number of public and private energy and mining enterprises including Pure Silver Mining, Dynasty Gold, Georgia Ventures, Terrawest Energy and Voyageur Oil and Gas Corp. Bachelor of Commerce degree from University of Calgary.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by us, we believe that during the fiscal year ended August 31, 2009 all such filing requirements applicable to our officers and directors were complied with.

CODE OF ETHICS

The Company’s code of ethics is available on our website at http://www.dsny.com/investor/

ITEM 10.            EXECUTIVE COMPENSATION.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth certain compensation information as to Mr. Steven Vestergaard, our Chief Executive Officer and Mr. Vandenberg, our Chief Financial Officer. No person other than Mr. Vestergaard acted as our Chief Executive Officer during our last fiscal year ended August 31, 2009. No other compensation was paid to Mr. Vestergaard other than the compensation set forth below.

SUMMARY COMPENSATION TABLE
			ANNUAL COMPENSATION			LONG TERM COMPENSATION(3)
						AWARDS		PAYOUTS
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs * (#)	LTIP payouts ($)	All Other Compen- sation
Steven Vestergaard(1), (2)	Director President CEO	2009 2008 2007	$131,587 $153,954 $113,666	0 $38,489 0	0 0 0	0 0 0	0 0 300,000	0 0 0	0 0 0
Frederick Vandenberg(4)	CFO & Corporate Secretary	2009 2008 2007	$106,118 $124,157 $27,869	0 $31,039 0	0 0 0	0 0 0	150,000 0 0	0 0	0 0

Notes to Summary Compensation Table:

(1)	All salaries paid to Mr. Vestergaard are paid in Canadian dollars.

(2)	Compensation is stated in United States dollars and is based on an exchange rate of $0.8489 US dollars for each $1.00 Canadian dollar.

(3)	The value of benefits that do not exceed 10% of total annual salary are not reported herein.

(4)	All salaries paid to Mr. Vandenberg are paid in Canadian dollars.

STOCK OPTION GRANTS

150,000 options were granted to Mr. Vandenberg during our most recent fiscal year ending August 31, 2009.

EXERCISES OF STOCK OPTIONS AND YEAR-END OPTION VALUES

None

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans other than the registered stock option plans.

EMPLOYMENT CONTRACTS AND CHANGE  IN CONTROL ARRANGEMENTS

We are not party to any written employment agreement or change in control arrangements with Mr. Vestergaard. We do not have any agreements with Mr. Vestergaard regarding the payments of bonus or other performance incentives. Mr. Vestergaard is eligible to receive stock options as and when approved by our Board of Directors.

We are not party to any written employment agreement or change in control arrangements with Mr. Vandenberg. We do not have any agreements with Mr. Vandenberg regarding the payments of bonus or other performance incentives. Mr. Vandenberg is eligible to receive stock options as and when approved by our Board of Directors.

ITEM 11.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 26, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS:
Common Stock	Steven Vestergaard President, Chief Executive Officer c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	11,086,355(7)	21.3%
Common Stock	Frederick Vandenberg Chief Financial Officer and Corporate Secretary c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	895,000(2)	1.7%
Common Stock	Edward Kolic Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	461,300 (3)	0.9%
Common Stock	Lawrence J. Langs Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	300,000 (4)	0.6%
Common Stock	Yoshitaro Kumagai Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	400,000 (5)	0.8%
Common Stock	Wayne Koshman Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	355,000 (6)	0.6%
Common Stock	All Officers and Directors as a Group (6 persons)	13,497,655	25.9%
5% SHAREHOLDERS
Common Stock	Sabre Value Fund LP	4,578,700(8)	8.8%
Common Stock	Proximity Capital LLC	3,165,000(9)	6.1%

(1)

Under Rule 13d-3 of the Securities Exchange Act of 1934, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 26, 2009. As of November 26, 2009, there were 52,059,647 shares of our common stock issued and outstanding.

(2)

Consists of 407,500 shares held by Mr. Vandenberg and 450,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Vandenberg within 60 days of November 26, 2009 and 37,500 shares that are immediately acquirable upon the exercise of warrants held by Mr. Vandenberg within 60 days of November 26, 2009.

(3)	Consists of 161,300 shares held by Mr. Kolic and 300,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Kolic within within 60 days of November 26, 2009.

(4)	Consists of 300,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Langs within 60 days of November 26, 2009.

(5)	Consists of 100,000 shares held by Mr. Kumagai and 300,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Kumagai within 60 days of November 26, 2009.

(6)	Consists of 205,000 shares held by Mr. Koshman and 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Koshman within 60 days of November 26, 2009.

(7)	Consists of 10,786,355 shares held by Mr. Vestergaard and 300,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Vestergaard within 60 days of November 26, 2009.

(8)	Consists of 3,578,700 shares and 1,500,000 shares that are immediately acquirable upon the exercise of warrants within 60 days of November 26, 2009.

(9)	Consists of 1,665,000 shares and 1,500,000 shares that are immediately acquirable upon the exercise of warrants within 60 days of November 26, 2009.

EQUITY COMPENSATION PLAN INFORMATION

We have two equity compensation plans, namely our Amended 1999 Stock Option Plan and our Amended 2006 Stock Option Plan, under which up to 3,750,000 and 5,100,000 shares of our common stock, respectively, have been authorized for issuance to our officers, directors, employees and consultants. Our plans have been approved by the Company’s stockholders. The following summary information is presented for our plans on an aggregate basis as of August 31, 2009.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	3,939,000 Shares of Common Stock	$0.44 per Share	816,334 Shares of Common Stock
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

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

(1)        Filed as an exhibit to this Annual Report on Form 10-K

(b)            Reports on Form 8-K.

On April 2, 2009 we filed form 8-K for changes in registrant’s certifying accountant. Manning Elliott LLP, Chartered Accountants ("Manning Elliott") is retained as the sole principal independent registered accountant for the Company effectively March 27, 2009.

ITEM 14.            PRINCIPAL ACCOUTANT FEES AND SERVICES

Audit Fees

Our former independent registered public accounting firm, Ernst & Young LLP, and our current sole principle independent registered accountant Manning Elliott LLP , provided audit and other services during the year ended August 31, 2009 as follows:

Ernst & Young LLP

	2009	2008

Audit Fees	$18,394	$76,500

Audit Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

Total Fees	$18,394	$76,500

Manning Elliott LLP
	2009	2008

Audit Fees	$36,505	-

Audit Related Fees	-	-

Tax Fees	-	-

All Other Fees	-	-

Total Fees	$36,505	-

Audit Fees. This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with SEC filings.

Audit Related Fees. There were no audited related fees paid to Ernst & Young LLP and Manning Elliott LLP ..

Tax Fees. This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning. There were no tax fees paid to Ernst &Young LLP and Manning Elliott LLP.

All Other Fees. There were no other fees paid to Ernst & Young LLP and Manning Elliott LLP.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Manning Elliott LLP is engaged by the Company or its subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

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

The audit committee has considered the nature and amount of the fees billed by Ernst & Young LLP and Manning Elliott LLP, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Ernst & Young LLP's and Manning Elliott LLP’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/ Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer
Director
Date: November 30, 2009

/s/ Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
Date: November 30, 2009

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer
(Principal Executive Officer)
Director
Date: November 30, 2009

By:	/s/ Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 30, 2009

By:	/s/ Edward Kolic
Edward Kolic
Director
Date: November 30, 2009

By:	/s/ Wayne Koshman
Wayne Koshman
Director
Date: November 30, 2009