Form 10-Q
period 2009-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2010-01-14
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended November 30, 2009

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

Yes  X   No __

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes __ No __

(Does not currently apply to the Registrant)

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

Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,864,547 Shares of $0.001 par value common stock outstanding as of January 13, 2010.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Three months ended November 30, 2009

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
Unaudited

As at

	November 30,	August 31,
	2009	2009
	$	$

ASSETS
Current
Cash	425,534	253,100
Accounts receivables, net of allowance for
doubtful accounts of $8,945 [August 31, 2009 – $2,289]	427,982	502,275
Other receivables	53,012	15,120
Prepaid expenses	60,164	59,201
Deferred tax assets	450,000	450,000
Total current assets	1,416,692	1,279,696
Deposits	9,416	9,158
Property and equipment, net	121,188	123,770
Deferred commission costs	10,272	13,320
Total assets	1,557,568	1,425,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	146,118	349,164
Accrued liabilities	260,993	176,624
Shareholder loans payable [note 5]	—	68,681
Deferred revenue	6,603	17,198
Obligation under capital leases – current portion	9,872	9,356
Total current liabilities	423,586	621,023
Obligation under capital leases – long term portion	11,818	13,987
Total liabilities	435,404	635,010

Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 52,059,647shares
[August 31, 2009 – 51,723,647 shares]	52,061	51,725
Additional paid-in capital	9,491,988	9,492,168
Accumulated deficit	(8,577,934)	(8,900,614)
Accumulated other comprehensive income	156,049	147,655
Total stockholders’ equity	1,122,164	790,934
Total liabilities and stockholders’ equity	1,557,568	1,425,944

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2009	2008
	$	$

Revenue [note 9]	1,047,528	554,561

Operating expenses
General and administrative	245,730	182,384
Sales and marketing	204,546	254,920
Research and development	291,657	224,835
Amortization	11,490	7,937
	753,423	670,076
Income (loss) from operations	294,105	(115,515)
Other income (expenses)
Other income	28,960	32,137
Interest income	948	791
Interest and other expense	(1,333)	(956)
Net income (loss) for the period	322,680	(83,543)

Net income (loss) per common share, basic and diluted	0.01	(0.00)

Weighted average common shares outstanding:
Basic	51,841,801	51,106,798
Diluted	52,434,453	51,106,798

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	income	equity
	#	$	$	$	$	$
Balance, August 31, 2009	51,723,647	51,725	9,492,168	(8,900,614)	147,655	790,934
Net income				322,680		322,680
Foreign currency translation gain					8,394	8,394
Comprehensive income						331,074
Common stock issued on warrants exercised	336,000	336	(336)			—
Stock based compensation			156			156
Balance, November 30, 2009	52,059,647	52,061	9,491,988	(8,577,934)	156,049	1,122,164

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2009	2008
	$	$

OPERATING ACTIVITIES
Net income (loss) for the period	322,680	(83,543)
Items not involving cash:
Amortization	11,490	7,937
Deferred commission costs	3,409	—
Stock-based compensation	156	30,815
Loss on disposal of capital assets	—	2,280
Changes in non-cash working capital:
Accounts receivable	88,009	(14,636)
Other receivables	(37,219)	(13,808)
Prepaid expenses	706	630
Accounts payable	(218,618)	85,090
Accrued liabilities	85,923	(14,714)
Deferred revenue	(11,032)	(13,059)
Net cash provided (used) in operating activities	245,504	(13,008)

INVESTING ACTIVITIES
Purchase of property and equipment	(5,438)	—
Net cash used in investing activities	(5,438)	—

FINANCING ACTIVITIES
Repayments on capital lease obligations	(2,302)	—
Proceeds from exercise of stock options	—	100,000
Repayments of shareholder loans	(70,310)	(14,774)
Net cash provided (used) by financing activities	(72,612)	85,226

Effect of foreign exchange rate changes on cash	4,980	(11,951)

Net increase in cash	172,434	60,267
Cash, beginning of period	253,100	91,369
Cash, end of period	425,534	151,636

Supplementary disclosure
Cash paid for interest	1,333	956
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2009	Unaudited

1. ORGANIZATION

Destiny Media Technologies Inc. (the “Company”) was incorporated in August 1998 under the laws of the State of Colorado. The Company develops technologies that allow for the distribution over the Internet of digital media files in either a streaming or digital download format. The technologies are proprietary. The Company operates out of Vancouver, BC, Canada and serves customers predominantly located in the United States, Europe and Canada .

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ended August 31, 2010.

The balance sheet at August 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 2009.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2009	Unaudited

3. SHARE CAPITAL

[a] Issued and Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the three months ended November 30, 2009, 336,000 shares were issued for cashless exercise of 600,000 warrants with an exercise price of $0.22.

[b] Stock option plans

The Company has two existing stock option plans (the “Plans”), namely the Amended 1999 Stock Option Plan and the 2006 Stock Option Plan, under which up to 3,750,000 and 5,100,000 shares of the common stock, respectively, have been reserved for issuance. Of which, 640,375 common shares and 175,959 common shares, respectively, remain available for future option issuance. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-based Payment Award Activity

A summary of option activity under the Plans as of November 30, 2009, and changes during the three month period ended is presented below:

Weighted
			Average	Average
		Weighted	Remaining	Intrinsic Value
		Average	Contractual	$
Options	Shares	Exercise Price	Term
Outstanding at August 31, 2009	3,939,000	0.44	2.06	80,190
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at November 30, 2009	3,939,000	0.44	1.82	229,330
Vested and exercisable at
November 30, 2009	3,926,500	0.44	1.82	229,330

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2009	Unaudited

3. SHARE CAPITAL (cont’d.)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at November 30, 2009.

As a FASB standard requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the three months ended November 30, 2009 has considerations for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behavior as well as trends of actual option forfeitures.

During the three months ended November 30, 2009, total stock-based compensation expense related to employees of $156 is reported in the statement of operations as follows:

	November 30,	November 30,
	2009	2008
	$	$

Stock-based compensation:
General and administrative	36	8,488
Sales and marketing	34	11,864
Research and development	86	10,463
Total stock-based compensation	156	30,815

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

Three months ended
	November 30,	November 30,
	2009	2008

Expected life of stock options (years)	—	1.6-2.5
Expected volatility	—	88%-96%
Risk-free interest rate	—	0.9%-1%
Dividend yields	—	—

Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2009	Unaudited

3. SHARE CAPITAL (cont’d.)

expected to be outstanding. The risk-free rate for periods within the contractual life of the options is based on US Treasury bill rates in effect at the time of grant.

No options were granted during the quarter ended November 30, 2009. The weighted-average grant-date fair value of options granted during the three month period ended November 30, 2008 was $0.08.

As of November 30, 2009 there was $622 of unrecognized stock-based compensation cost related to employee stock options granted under the plans, which is expected to be fully recognized over the next 12 months.

[c] Warrants

As at November 30, 2009, the Company has the following common shares warrants outstanding:

	Number of Common	Exercise Price
	Shares Issuable	$	Date of Expiry

$0.22 Warrants	350,000	0.22	August 25, 2011
$0.40 Warrants	361,000	0.40	February 28, 2012
$0.50 Warrants	5,886	0.50	January 31, 2010
$0.50 Warrants	5,800,000	0.50	February 28, 2012
$0.60 Warrants	235,250	0.60	May 31, 2011
$0.70 Warrants	500,000	0.70	April 9, 2012
	7,252,136

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2009	Unaudited

4. COMMITMENTS

The Company is committed to payments under its premises lease, which expires on August 30, 2010 as follows:

$

2010	235,881
235,881

The Company has entered into sublease agreements to offset the cost commitments above. All sublease income has been reported in other income in the statement of operations and has not been reflected in the amounts disclosed above.

Commencing the fiscal year of 2010, the Company is committed to make payments under its capital leases for a three-year terms as follows:

$
2010	8,799
2011	11,732
2012	3,816
Total lease payments	24,348
Less: Amounts representing interest	(2,658)
Balance of obligation	21,690
Less: Current portion	(9,872)
Long term portion	11,818

5. RELATED PARTY TRANSACTIONS

The Company entered into a sublease agreement with a Director effective January 1, 2009 on a month-to-month basis with a two month notice period. The term of the sublease calls for committed monthly payments of $1,406 (CDN$1,500).

During the three months ended November 30, 2009, the Company paid off the loan balance of $68,681 (CDN$75,000) due to the Company’s Chief Financial Officer bearing interest at 7% per annum.

During the three months ended November 30, 2009, the Company paid interest expense of $621 to related parties (2008: $99).

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2009	Unaudited

6. INCOME TAX

The Company adopted the provisions of ASC 740, Income taxes. The standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2009, the tax years which remain subject to examination by major tax jurisdictions as of November 30, 2009. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2009	Unaudited

7. CONTINGENCIES (cont’d.)

c)

On May 12, 2009, the Company was served with a complaint in the United States District Court for the Eastern District of Wisconsin by the Defendant (the “Claimant”) in the Canadian litigation above, alleging that the Company infringes on its recently issued one method claim in United States Patent No. 7,529,712. On September 18, 2009 the Company filed an Answer, which included a statement of its defenses. One defense the Company has asserted is the patent claim has limitations regarding operations on a server and as the Company’s servers are outside the United States, the Claimant’s U.S. patent cannot be asserted against the Company. On October 13, 2009 the U.S. District Court issued a scheduling order that limits discovery in the U.S. case to the Company’s defense of “extraterritoriality” and that the Court will entertain a motion for summary judgment by the Company dismissing the case on that basis alone, prior to further discovery, if any. It is management’s opinion that the Claimant was sufficiently aware of the location of Company’s servers well prior to the date it brought suit and, given Claimant’s duty to investigate the law regarding extraterritoriality prior to bringing suit, this case is improper. As a result, the Company will be seeking legal costs from the Claimant, if successful. In response to the Company's first requested responses to admit, on January 7, 2010, the Claimant's attorneys formally admitted on the court record that the Claimant has no evidence that Company's servers are in the U.S. and that based on the evidence in the case, Destiny's servers are not located in the United States.

The amount of damages awarded to the Company or the Defendants/Claimant, if any, cannot be reasonably estimated and no amount has been recognized in the financial statements. Management believes it is unlikely that the outcome of these matters will have an adverse impact on its result of operations and financial condition.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2009	Unaudited

8. NEW ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. Effective September 1, 2009, references made to FASB guidance throughout this consolidated financial statements have been updated for the Codification.

Effective September 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (“ASC 815”). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2009	Unaudited

8. NEW ACCOUNTING PRONOUNCEMENTS (cont’d.)

In April 2008, the FASB issued ASC 350-30, “Goodwill and Other Intangible Assets” which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset. ASC 350-30 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under ASC 350-30 and the period of expected cash flows used to measure the fair value of the asset under ASC 805-10-65-1, “Business Combinations.” The adoption of ASC 350-30 did not have a material impact on the Company’s consolidated financial statements.

Effective September 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations. The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Effective September 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations. The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Effective September 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820, requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2009	Unaudited

8. NEW ACCOUNTING PRONOUNCEMENTS (cont’d.)

In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on September 1, 2009 did not have a material on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Effective September 1, 2009, the Company adopted a new accounting standard included in ASC 820, The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (“ASC 320”), an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. Effective September 1, 2009, the Company adopted this new guidance and the adoption did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2009	Unaudited

8. NEW ACCOUNTING PRONOUNCEMENTS (cont’d.)

balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was January 14, 2010.

Accounting Standards Not Yet Effective

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, has not yet been adopted into Codification. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact it would have to the Company’s consolidated financial statements.

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), has not yet been adopted into Codification. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on the consolidated financial statements.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force” and “Revenue Recognition (Topic 605): Multiple-Deliverable

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2009	Unaudited

8. NEW ACCOUNTING PRONOUNCEMENTS (cont’d.)

Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force” providing guidance on accounting for multiple-deliverable arrangements to enable vendors to account for products and services separately rather than as a combined unit. The guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The new guidance is effective for revenue arrangements entered into or materially modified in annual periods beginning on or after June 15, 2010. Early adoption is permitted. The Company is evaluating the potential impact, if any, of the adoption of the new guidance on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-14, “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force.” This Update removes tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included within ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. A company is required to adopt the amendments in both ASU 2009-13 and 2009-14 in the same period using the same transition method. The Company is currently evaluating the impact of ASU 2009-14 on the consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2009	Unaudited

9. SEGMENTED INFORMATION AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by location of customer, is as follows:

	Three Months Ended
	November 30
	2009	2008
	$	$

MPE®

North America	598,661	437,405
Europe	317,015	31,472
Australasia	55,533	2,622
Total MPE® Revenue	971,209	471,499

Clipstream ® & Radio Destiny

North America	76,319	80,833
Outside of North America	–	2,229
Total Clipstream ® & Radio Destiny Revenue	76,319	83,062

Total Revenue	1,047,528	554,561

During the three months ended November 30, 2009, three customers represented 60% of the total revenue (November 30, 2008 – two customers represented 48% of the total revenue).

As at November 30, 2009, two customers represented $173,946 (40%) of the accounts receivables balance (August 31, 2009 – three customers represented 59%).

The Company has substantially all its assets in Canada and its current and planned future operations are located in Canada.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2009	Unaudited

10. FAIR VALUE MEASURES

FASB issued a standard which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The standard prioritizes the inputs into three levels that may be used to measure fair value:

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

Our financial instruments consist principally of cash, accounts receivable, accounts payable, accrued liabilities and capital lease obligations. We believe that the recorded values of our financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2009	Unaudited

11. SUBSEQUENT EVENTS

Destiny's board of directors authorized a program beginning November 20, 2009 to repurchase up to 1 million shares of the company's common stock at a maximum share purchase price of $0.80 per share. As at January 13, 2010 and subsequent to the end of the quarter ending November 30, 2009, the company has purchased 194,800 shares at an average price of $.47. Future repurchases will be at times and in amounts as the company deems appropriate and will be made through open market transactions. All repurchases will be made in compliance with the Securities and Exchange Commission's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The board approved stock repurchase program runs through November 19th, 2010. In addition to the applicable securities laws, the company will not make any purchases during a time at which its insiders are subject to a blackout from trading in the company's common shares.

In December 2009, the Company extended 300,000 stock options to a former employee. The life of stock options was extended for one year.

12. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period’s presentation.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009

Revenue

Total revenue grew by 20% over the previous quarter to $1,047,528 and was 89% higher than the same quarter in fiscal 2009 (November 30, 2009 - $554,561). Quarterly revenue has grown in all but one quarter over the previous three years due to the success of our Play MPE® digital delivery service and has resulted in an average increase of approximately 18% per quarter (over 90% per annum). Over this time, Play MPE® revenue has averaged approximately 27% quarter over quarter revenue growth.

Play MPE® revenue for the quarter ending November 30, 2009 reached $971,209 (November 30, 2008 -$471,499) or more than double the amount from the previous year and 22% higher than the previous quarter. The increases in revenue from Play MPE® has been realized across the spectrum of our customer base as the industry continues to transition its delivery method to Play MPE®. We expect that Play MPE® service fees to continue to grow throughout all geographic regions in 2010.

Compared to the immediately preceding quarter, Play MPE® revenue increases include; a 17% increase in North American Major Record Label revenue, a 7% increase in North American independent record label revenue, a 34% increase in European based revenue, and a 17% increase in Australasia revenue expansion.

During the three months ended November 30, 2009 approximately 7% of our revenues are derived from sales of our Clipstream® software.

Operating Expenses

Overview

As our technologies and products are developed and maintained in-house, the majority of our expenditures is on salaries and wages and associated expenses; office space, supplies and benefits. Our operations are primarily conducted in Canada and the majority of our costs are incurred in Canadian dollars while the majority of our revenue is in Euros and US dollars. As a result, our results of operations are impacted by fluctuations in the relevant exchange rates.

Operating expenditures have increased over the previous quarter by approximately 14% and by 12% over the same quarter of previous year. The increase from both comparative quarters is due in part to the strengthening of the Canadian dollar relative to the US dollar.

Included in our expenses are non-cash amortization and stock compensation expense of $11,646 (2009 -$38,752) leading to a net income before non-cash items of $334,326 for the three months ended November 30 2009.

The rent expense of $78,280 is offset by our sub-lease rental income of $28,960 which is included in “Other income’’ in the Statement of Operations.

General and administrative	30-Nov	30-Nov	$	%
	2009	2008	Change	Change
	(3 months)	(3 months)
Wages and benefits	97,696	99,522	(1,826)	(1.8%	)
Rent	17,912	17,703	209	1.2%
Telecommunications	6,481	4,829	1,652	34.2%
Bad debt (recovery)	(25,574)	20,847	(46,421)	(222.7%	)
Office and miscellaneous	23,305	(5,673)	28,978	(510.8%	)
Professional fees	125,910	45,156	80,754	178.8%

	245,730	182,384	63,346	34.7%

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures. The increase in professional fees is due primarily to an increase of the volume of litigation work encountered during the quarter.

Sales and marketing	30-Nov	30-Nov	$	%
	2009	2008	Change	Change
	(3 months)	(3 months)
Wages and benefits	108,496	143,094	(34,598)	(24.2%	)
Rent	17,580	20,498	(2,918)	(14.2%	)
Telecommunications	6,361	5,591	770	13.8%
Meals and entertainment	657	553	104	18.8%
Travel	6,526	9,950	(3,424)	(34.4%	)
Advertising and marketing	64,926	75,234	(10,308)	(13.7%	)
	204,546	254,920	(50,374)	(19.8%	)

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. We experienced a slight decrease in total costs due in part to exchange rate improvements and in part to one time costs experienced in the prior year. We have structured the Play MPE® digital delivery system in a manner which facilitates internal marketing with our customers. We have also partnered with industry leaders including our agreement to integrate with RCS Sound Software, the world’s largest broadcast software provider, announced immediately following the current quarter, which facilitates our global expansion.

Research and development	30-Nov	30-Nov	$	%
	2009	2008	Change	Change
	(3 months)	(3 months)
Wages and benefits	233,385	183,330	50,055	27.3%
Rent	42,789	32,610	10,179	31.2%
Telecommunications	15,483	8,895	6,588	74.1%
	291,657	224,835	66,822	29.7%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment.

Amortization

Amortization expense arose from fixed assets and other assets. Amortization increased to $11,490 for the three months ended November 30, 2009 from $7,937 for the three months ended November 30, 2008, an increase of $3,553 or 45%.

Other earnings and expenses

Other income decreased to $28,960 for the three months ended November 30, 2009 from $32,137 for the three months ended November 30, 2008, a decrease of $3,177.

Interest income increased to $948 for the three months ended November 30, 2009 from $791 for the three months ended November 30, 2008, an increase of $157.

Interest expense increased to $1,333 for the three months ended November 30, 2009 from $956 for the three months ended November 30, 2008, an increase of $377.

Net income (loss)

During the quarter, we have net income of $322,680 (November 30, 2008 – loss of $83,543). The profit realized during the quarter is the result of steady improvements of the Company’s revenue. Earnings before interest taxes depreciation and amortization (EBITDA) reached $335,659, an increase of 8% over the immediately preceding quarter.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $425,534 as at November 30, 2009 (November 30, 2008 - $151,636). We had a working capital surplus of $993,106 as at November 30, 2009 compared to a working capital deficiency of $106,770 as at November 30, 2008. The steady improvements in our cash position seen in fiscal 2009 (year ending August 31, 2009), has continued into fiscal 2010. Cash has increased by more than $170,000 compared to year ending August 31, 2009 in spite of a reduction in accounts payable of in excess of $200,000 and repayments of shareholder loans of approximately $70,000.

CASHFLOWS

Net cash generated in operating activities was $245,504 for the quarter ended November 30, 2009, compared to $13,008 used for the quarter ended November 30, 2008. The increase is mainly due to an increase in total revenue of approximately $500,000.

The cash used in investing activities was $5,438 for the quarter ended November 30, 2009. There was no cash used or provided in investing activities for the quarter ended November 30, 2008.

Net cash used by financing activities was $72,612 for the quarter ended November 30, 2009 compared to net cash provided of $85,226 for the quarter ended November 30, 2008.

Our cash from operation was able to provide sufficient funds during the fiscal year end of August 31, 2009 and continue to the fiscal year of 2010. We are encouraged by our revenue growth in first quarter of 2010 as our record label clients incorporate Play MPE® into their work flow.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In June 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission “SEC” under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 30, 2009. Effective September 1, 2009, references made to FASB guidance throughout this consolidated financial statements have been updated for the Codification.

Effective September 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (“ASC 815”). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company’s consolidated financial statements.

In April 2008, the FASB issued ASC 350-30, “Goodwill and Other Intangible Assets” which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset. ASC 350-30 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under ASC 350-30 and the period of expected cash flows used to measure the fair value of the asset under ASC 805-10-65-1, “Business Combinations.” The adoption of ASC 350-30 did not have a material impact on the Company’s consolidated financial statements.

Effective September 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations. The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination. The Company’s adoption of the new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Effective September 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations. The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

Effective September 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820, requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments — Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15, 2009. The adoption of the new standard on September 1, 2009 did not have a material on the Company’s consolidated financial statements.

In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Effective September 1, 2009, the Company adopted a new accounting standard included in ASC 820, The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of ASC 320, Investments — Debt and Equity Securities (“ASC 320”), an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. Effective September 1, 2009, the Company adopted this new guidance and the adoption did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was January 14, 2010.

Accounting Standards Not Yet Effective

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, has not yet been adopted into Codification. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact it would have to the Company’s consolidated financial statements.

In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS No. 167, Amending FASB Interpretation No. 46(R), has not yet been adopted into Codification. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on the consolidated financial statements.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force” and “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force” providing guidance on accounting for multiple-deliverable arrangements to enable vendors to account for products and services separately rather than as a combined unit. The guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The new guidance is effective for revenue arrangements entered into or materially modified in annual periods beginning on or after June 15, 2010. Early adoption is permitted. The Company is evaluating the potential impact, if any, of the adoption of the new guidance on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-14, “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force.” This Update removes tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included within ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. A company is required to adopt the amendments in both ASU 2009-13 and 2009-14 in the same period using the same transition method. The Company is currently evaluating the impact of ASU 2009-14 on the consolidated financial statements.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2009.

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

Management concluded that there are material weaknesses in internal controls over financial reporting, which are as follows:

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

c)

On May 12, 2009, the Company was served with a complaint in the United States District Court for the Eastern District of Wisconsin by the Defendant (the “Claimant”) in the Canadian litigation above, alleging that the Company infringes on its recently issued one method claim in United States Patent No. 7,529,712. On September 18, 2009 the Company filed an Answer, which included a statement of its defenses. One defense the Company has asserted is the patent claim has limitations regarding operations on a server and as the Company’s servers are outside the United States, the Claimant’s U.S. patent cannot be asserted against the Company. On October 13, 2009 the U.S. District Court issued a scheduling order that limits discovery in the U.S. case to the Company’s defense of “extraterritoriality” and that the Court will entertain a motion for summary judgment by the Company dismissing the case on that basis alone, prior to further discovery, if any. It is management’s opinion that the Claimant was sufficiently aware of the location of Company’s servers well prior to the date it brought suit and, given Claimant’s duty to investigate the law regarding extraterritoriality prior to bringing suit, this case is improper. As a result, the Company will be seeking legal costs from the Claimant, if successful. In response to the Company's first requested responses to admit, on January 7, 2010, the Claimant's attorneys formally admitted on the court record that the Claimant has no evidence that Company's servers are in the U.S. and that based on the evidence in the case, Destiny's servers are not located in the United States.

The amount of damages awarded to the Company or the Defendants/Claimant, if any, cannot be reasonably estimated and no amount has been recognized in the financial statements. Management believes it is unlikely that the outcome of these matters will have an adverse impact on its result of operations and financial condition. On August 12, 2009 the Company received a statement of claim in the Supreme Court of British Columbia from a former employee for wrongful dismissal and breach of contract. The claim was for approximately $180,000 CDN plus an award of stock options and unspecified damages. The Company believes the claim is completely without merit and will vigorously defend its position and reputation and filed a response on September 11, 2009. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1 - Risk Factors” in our Form 10-K for the fiscal year ended August 31, 2009 filed with the SEC on November 30, 2009. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the three months ended November 30, 2009.

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

(1) Filed as an exhibit to this Annual Report on Form 10-Q

(b) Reports on Form 8-K.

On January 11, 2010 we filed form 8-K for changes in registrant’s certifying accountant. BDO Dunwoody LLP, Chartered Accountants (“BDO”) is retained as the sole principal independent registered accountant for the Company effectively December 21, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES INC.

Dated: January 14, 2010

/s/ Steven Vestergaard
Steven Vestergaard, Chief Executive Officer
and

/s/ Fred Vandenberg
Frederick Vandenberg, Chief Financial Officer