Form 10-K/A
period 2009-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2010-03-15
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
(Expressed in United States dollars)

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Destiny Media Technologies Inc.

We have audited the accompanying consolidated balance sheets of Destiny Media Technologies Inc. as of August 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Destiny Media Technologies Inc. at August 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the financial statements, the Company's recurring net losses from operations and stockholders' deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada, November 26, 2008.	Chartered Accountants

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

ITEM 8.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.            CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company are responsible for evaluating the effectiveness of the Company’s disclosure controls and procedures and have concluded, based on our evaluation, that they are effective as at August 31, 2009 to ensure that information required to be disclosed in reports filed or submitted under Canadian and United States securities legislation is recorded, processed, summarized and reported within the same period specified in those rules and regulations. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

SHARE  ISSUANCES

None

ITEM 13.            EXHIBITS AND REPORTS ON FORM 8-K.

(a)            Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

23.1	Consent of Independent Registered Public Accounting Firm (1)

23.2	Consent of Independent Registered Public Accounting Firm (1)

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
Steven Vestergaard, President
Chief Executive Officer
Director
Date: March 12, 2010

/s/ Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
Date: March 12, 2010

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer
(Principal Executive Officer)
Director
Date: March 12, 2010

By:	/s/ Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 12, 2010

By:	/s/ Edward Kolic
Edward Kolic
Director
Date: March 12, 2010

By:	/s/ Wayne Koshman
Wayne Koshman
Director
Date: March 12, 2010