Form 10-Q
period 2010-02-28
DESTINY MEDIA TECHNOLOGIES INC
filed 2010-04-14
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended February 28, 2010

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
Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,537,724 Shares of $0.001 par value common stock outstanding as of April 9, 2010.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Six months ended February 28, 2010

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
Unaudited

As at

	February 28,	August 31,
	2010	2009
	$	$

ASSETS
Current
Cash	304,811	253,100
Accounts and other receivables, net of allowance for doubtful accounts of $10,453 [August 31, 2009 – $2,289] [note 9]	542,889	502,275
Other receivables	62,964	15,120
Prepaid expenses	56,557	59,201
Deferred tax assets	450,000	450,000
Total current assets	1,417,221	1,279,696
Deposits	9,503	9,158
Property and equipment, net	118,907	123,770
Deferred commission costs	6,911	13,320
Total assets	1,552,542	1,425,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	136,389	349,164
Accrued liabilities	256,746	176,624
Shareholder loans payable [note 5]	—	68,681
Deferred revenue	6,357	17,198
Obligation under capital lease – current portion [note 4]	10,223	9,356
Total current liabilities	409,715	621,023
Obligation under capital lease – long term portion [note 4]	9,271	13,987
Total liabilities	418,986	635,010

Commitments and Contingencies [notes 4 and 7]
Stockholders’ equity [note 3]
Common stock, par value $0.001 Authorized: 100,000,000 shares Issued and outstanding: 51,864,847 shares [August 31, 2009 – 51,723,647 shares]	51,866	51,725
Additional paid-in capital	9,423,365	9,492,168
Held for cancellation	(49,670)	—
Accumulated deficit	(8,450,765)	(8,900,614)
Accumulated other comprehensive income	158,760	147,655
Total stockholders’ equity	1,133,556	790,934
Total liabilities and stockholders’ equity	1,552,542	1,425,944

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009
	$	$	$	$

Revenue [note 9]	869,864	467,488	1,917,392	1,022,049

Operating expenses
General and administrative	266,795	176,521	512,526	358,905
Sales and marketing	188,942	186,292	393,488	441,212
Research and development	304,255	221,429	595,911	446,264
Amortization	12,630	8,795	24,120	16,732
	772,622	593,037	1,526,045	1,263,113
Income (loss) from operations	97,242	(125,549)	391,347	(241,064)
Other income (expenses)
Other income	29,350	27,985	58,310	60,122
Interest income	1,117	315	2,065	1,106
Interest and other expense	(540)	(633)	(1,873)	(1,589)
Net income (loss)	127,169	(97,882)	449,849	(181,425)

Net income (loss) per common share, basic and diluted	0.00	(0.00)	0.01	(0.00)

Weighted average common shares outstanding:
Basic	51,912,465	51,590,314	51,876,938	51,347,220
Diluted	52,675,248	51,590,314	52,256,222	51,347,220

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

				Common		Accumulated
			Additional	Stock		other	Total
	Common stock		paid-in	held for	Accumulated	comprehensivee	stockholders’
	Shares	Amount	capital	cancellation	deficit	income	equity
	#	$	$	$	$	$	$
Balance, August 31, 2009	51,723,647	51,725	9,492,168		(8,900,614)	147,655	790,934
Net income	—	—	—	—	449,849	—	449,849
Foreign currency translation gain	—	—	—	—	—	11,105	11,105
Common stock issued on warrants exercised (Note 3d)	336,000	336	(336)	—	—	—	—
Common stock repurchased and cancelled (Note 3b)	(194,800)	(195)	(92,799)	—	—	—	(92,994)
Stock options repurchased and cancelled (Note 3c)	—	—	(30,000)	—	—	—	(30,000)
Common stock held for cancellation (Note 3b)	—	—		(49,670)	—	—	(49,670)
Stock based compensation	—	—	54,332	—	—	—	54,332
Balance, February 28, 2010	51,864,847	51,866	9,423,365	(49,670)	(8,450,765)	158,760	1,133,556

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Six Months	Six Months
	Ended	Ended
	February 28,	February 28,
	2010	2009
	$	$

OPERATING ACTIVITIES
Net income (loss) for the period	449,849	(181,425)
Items not involving cash:
Amortization	24,120	16,732
Deferred commission costs	6,864	—
Stock-based compensation	54,332	34,841
Loss on disposal of property and equipment	—	2,202
Changes in non-cash working capital:
Accounts receivable	(26,570)	(38,626)
Other receivables	(41,900)	(2,829)
Prepaid expenses	4,845	(3,461)
Accounts payable	(228,066)	(62,438)
Accrued liabilities	76,944	104,248
Deferred revenue	(11,412)	(451)
Net cash provided by (used in) operating activities	309,006	(131,207)

INVESTING ACTIVITIES
Purchase of property and equipment	(14,651)	—
Net cash used in investing activities	(14,651)	—

FINANCING ACTIVITIES
Repayments on capital lease obligations	(4,697)	(1,843)
Proceeds from exercise of stock options	—	100,000
Proceeds of shareholder loans	—	119,403
Repurchase of shares and options	(172,664)	—
Repayments of shareholder loans	(70,787)	(158,840)
Net cash provided (used) by financing activities	(248,148)	58,720

Effect of foreign exchange rate changes on cash	5,504	(9,310)

Net increase (decrease) in cash	51,711	(81,797)
Cash, beginning of period	253,100	91,369
Cash, end of period	304,811	9,572

Supplementary disclosure
Cash paid for interest	1,873	1,589

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2010

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ended August 31, 2010.

The balance sheet at August 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended August 31, 2009.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2010

3. SHARE CAPITAL

[a] Issued and Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the six months ended February 28, 2010, 336,000 shares were issued in a cashless exercise of 600,000 warrants with an exercise price of $0.22.

[b] Cancelled

During the six months ended February 28, 2010, the Company repurchased 311,000 shares at an open market, of which it paid $92,994 for 194,800 shares and $49,670 for 116,200 shares. As of February 28, 2010, the 194,800 shares have been cancelled and the 116,200 shares were cancelled subsequent to February 28, 2010.

[c] Stock option plans

The Company has two existing stock option plans (the “Plans”), namely the Amended 1999 Stock Option Plan and the 2006 Stock Option Plan, under which up to 3,750,000 and 5,100,000 shares of the common stock, respectively, have been reserved for issuance. A total of 816,334 common shares remain eligible for issuance under the plans. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-based Payment Award Activity

A summary of option activity under the Plans as of August 31, 2009, and changes during the six-month period ended February 28, 2010 is presented below:

			Weighted
		Average	Average
		Weighted	Remaining	Intrinsic Value
		Average	Contractual	$
Options	Shares	Exercise Price	Term
Outstanding at August 31, 2009	3,939,000	0.44	2.06	80,190
Granted	50,000	0.50
Repurchased and cancelled	(150,000)	0.25
Expired	(50,000)	0.50
Outstanding at February 28, 2010	3,789,000	0.45	1.90	227,810
Vested and exercisable at February 28, 2010	3,779,625	0.45	1.89	227,810

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2010

3. SHARE CAPITAL (cont’d.)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at February 28, 2010.

As a FASB standard requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation expense for the six months ended February 28, 2010 has considerations for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behavior as well as trends of actual option forfeitures.

During the six months ended February 28, 2010, total stock-based compensation expense related to employees of $54,332 is reported in the statement of operations as follows:

	Three Months Ended		Six Months Ended
	February 28	February 28	February 28	February 28
	2010	2009	2010	2009
	$	$	$	$
Stock-based compensation:
General and administrative	18,505	1,544	18,541	10,032
Sales and marketing	14,200	470	14,234	12,334
Research and development	21,471	2,012	21,557	12,475
Total stock-based compensation	54,176	4,026	54,332	34,841

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2010

3. SHARE CAPITAL (cont’d.)

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended		Six Months Ended
	February 28 February 28		February 28	February 28
	2010	2009	2010	2009
Expected term of stock options (years)	0.55-2.5	—	0.55-2.5	1.6-2.5
Expected volatility	76%-86%	—	76%-86%	88%-96%
Risk-free interest rate	0.2%-1%	—	0.2%-1%	0.9%-1%
Dividend yield	—	—	—	—

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

During the six months ended February 28, 2010, 50,000 options were granted, 300,000 options were extended to one more year and 150,000 options were extended to five more years. The weighted-average grant-date fair value of options granted and extended during the six month period ended February 28, 2010 and 2009 was $0.11 and $0.01, respectively.

During the six months ended February 28, 2010, 150,000 options at an exercise price of $0.25 were repurchased by the Company for a consideration of $30,000.

As of February 28, 2010 there was $466 of unrecognized stock-based compensation cost related to employee stock options granted under the plans, which is expected to be fully recognized over the next 9 months.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2010

3. SHARE CAPITAL (cont’d.)

[c] Warrants

As at February 28, 2010, the Company has the following common shares warrants outstanding:

	Number of Common	Exercise Price
	Shares Issuable	$	Date of Expiry

$0.22 Warrants	350,000	0.22	August 25, 2011
$0.40 Warrants	361,000	0.40	February 28, 2012
$0.50 Warrants	5,800,000*	0.50	February 28, 2012
$0.60 Warrants	235,250**	0.60	May 31, 2011
$0.70 Warrants	500,000	0.70	April 9, 2012
	7,246,250

*5,400,000 of the $0.50 warrants have a forced conversion feature by which the Company can demand exercise of the share purchase warrants if the common shares trades at a price equal to or greater than $1.25 if certain conditions are met.

**All of the $0.60 warrants have a forced conversion feature by which the Company can demand exercise of the share purchase warrants if the common shares trades at a price equal to or greater than $0.80 if certain conditions are met.

The intrinsic value for these warrants is $91,440 as at February 28, 2010.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2010

4. COMMITMENTS

The Company is committed to payments under its premises lease, which expires on August 30, 2010 as follows:

$
2010	158,703

The Company has entered into sublease agreements to offset the cost commitments above. All sublease income has been reported in other income in the statement of operations and has not been reflected in the amounts disclosed above.

Commencing this quarter, The Company is committed to make payments under its capital leases for 3 year terms as follows:

$
2010	5,920
2011	11,840
2012	3,851
Total lease payments	21,612
Less: Amounts representing interest	(2,118)
Balance of obligation	19,494
Less: Current portion	(10,223)
Long term portion	9,271

5. RELATED PARTY TRANSACTIONS

The Company entered into a sublease agreement with a Director effective January 1, 2009 on a month-to-month basis with a two month notice period. The term of the sublease calls for committed monthly payments of $1,406 (CDN$1,500).

During the six months ended February 28, 2010, the Company paid off the loan balance of $68,681 (CDN$75,000) due to the Company’s Chief Financial Officer bearing interest at 7% per annum.

During the six months ended February 28, 2010, the Company paid interest expense of $621 to related parties (2008: $99).

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2010

6. INCOME TAX

The Company adopted the provisions of ASC 740, Income taxes. The standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2009, the tax years which remain subject to examination by major tax jurisdictions as of February 28, 2010. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2010

7. CONTINGENCIES (cont’d.)

c)

On May 12, 2009, the Company was served with a complaint in the United States District Court for the Eastern District of Wisconsin by the Defendant (the “Claimant”) in the Canadian litigation above, alleging that the Company infringes on its recently issued one method claim in United States Patent No. 7,529,712. On September 18, 2009 the Company filed an Answer, which included a statement of its defenses. One defense the Company has asserted is the patent claim has limitations regarding operations on a server and as the Company’s servers are outside the United States, the Claimant’s U.S. patent cannot be asserted against the Company. On October 13, 2009 the U.S. District Court issued a scheduling order that limits discovery in the U.S. case to the Company’s defense of “extraterritoriality” and that the Court will entertain a motion for summary judgment by the Company dismissing the case on that basis alone, prior to further discovery, if any. On February 12, 2010, the Company filed a motion to dismiss this complaint.

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
Six months ended February 28, 2010

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2010

8. NEW ACCOUNTING PRONOUNCEMENTS (cont’d.)

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2010

8. NEW ACCOUNTING PRONOUNCEMENTS (cont’d.)

Accounting Standards Not Yet Effective

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

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events”. This Update clarifies the financial statement issuance dates that potentially conflict with some of the Securities and Exchange Commission’s guidance. The amendment is effective for interim or annual periods ending after June 15, 2010. The Company is currently evaluating the impact of this update on the consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2010

9. SEGMENTED INFORMATION AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by location of customer, is as follows:

	Three Months Ended		Six Months Ended
	February 28	February 28	February 28	February 28
	2010	2009	2010	2009
	$	$	$	$
MPE®

North America	478,000	341,446	1,076,661	778,851
Europe	293,708	24,358	610,723	55,830
Australasia	36,521	27,628	92,054	30,250
Total MPE®	808,229	393,432	1,779,438	864,931

Clipstream ® & Pirate Radio

North America	61,635	72,645	137,954	153,478
Outside of North America	—	1,411	—	3,640
Total Clipstream ® & Pirate Radio	61,635	74,056	137,954	157,118

Total revenue	869,864	467,488	1,917,392	1,022,049

During the six months ended February 28, 2010, three customers represented 63% of the total revenue balance (February 28, 2009 – two customers represented 48% of the total revenue balance). During the three months ended February 28, 2010, three customers represented 65% of the total revenue balance (February 28, 2009 – two customers represented 48% of the total revenue balance).

As at February 28, 2010, two customers represented 51% ($330,390) of the trade receivables balance (August 31, 2009 – three customers represented 59% (295,162),

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2010

10. SUBSEQUENT EVENTS

Destiny's board of directors authorized a program beginning November 20, 2009 to repurchase up to 1,000,000 shares of the Company's common stock at a maximum share purchase price of $0.80 per share. As at April 9, 2010 and subsequent to the six months ended February 28, 2010, the Company has purchased 210,923 shares at an average price of $0.48 and 327,123 shares were cancelled, which included the 116,200 shares held for cancellation as of February 28, 2010. Future repurchases will be at times and in amounts as the Company deems appropriate and will be made through open market transactions. All repurchases will be made in compliance with the Securities and Exchange Commission's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The board approved stock repurchase program runs through November 19th, 2010. In addition to the applicable securities laws, the Company will not make any purchases during a time at which its insiders are subject to a blackout from trading in the Company's common shares.

In April, the Company arranged for credit facilities with the Royal Bank of Canada which allows the Company to draw up to $450,000. These credit facilities consist of a revolving demand facility of $400,000 bearing interest at prime plus 3.5% and a commercial credit card facility to $50,000. The Company has not drawn on either of these credit lines.

11. COMPARATIVE FIGURES

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010

Revenue

Total revenue for the six months ended February 28, 2010 grew by 88% over the same period in the prior year to $1,917,392 (February 28, 2009 - $1,022,049). The growth in revenue is driven by the growth in our Play MPE® system, where access fees have reached $1,779,438 (February 28, 2009 - $864,931) or more than double the amount from the same period of the previous year. The increases in revenue from Play MPE® have been realized across the expansion into Europe and Australia throughout the calendar year of 2009. Play MPE® revenue from Europe for the six months ended February 28, 2010 reached $610,723 (February 28, 2009 - $55,830) or increased by 994%. Play MPE® revenue from Australia for the six months ended February 28, 2010 reached $92,054 (February 28, 2009 - $30,250) or increased by 204%. We expect that Play MPE® service fees to continue to grow throughout all geographic regions in 2010.

Our revenues for the quarter increased to $869,864 which represents an increase of 86% over the same period in the prior year. The increase is driven by a 105% increase to Play MPE® system access fees. As a result of the seasonality of new track releases, we had anticipated a reduction in the use of the Play MPE® system during the latter half of December and early part of January as our record label clients have relatively less activity due to seasonal holidays.

During the six months ended February 28, 2010 approximately 7% of our revenues are derived from sales of our Clipstream® software.

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

Operating expenditures for the six months ended February 28, 2010 has increased by 21% over the same period in the prior year to $1,526,045 (2008 - $1,263,113). Operating expenditures for the quarter ended February 28, 2010 have increased over the previous quarter by approximately 3% and by 30% over the same quarter of the previous year. Both of the increase from the same period of last year for the three months ended and the six months ended February 28, 2010 are due in part to the increased professional fees related to the litigation and increased stock compensation expense.

Included in our expenses are non-cash amortization and stock compensation expense of $78,452 (2009 -$51,573) leading to a net income before non-cash items of $528,301 for the six months ended February 28, 2010.

Our rent expense of $157,625 is offset by our sub-lease rental income of $58,261 which is included in “Other income’’ in the Statement of Operations.

General and administrative	February 28	February 28	$	%
	2010	2009	Change	Change
	(6 months)	(6 months)
Wages and benefits	186,199	190,289	(4,090)	(2.1%	)
Rent	34,354	35,109	(755)	(2.2%	)
Telecommunications	11,329	11,041	288	2.6%
Bad debt (recovery)	(23,397)	19,104	(42,501)	(222.5%	)
Office and miscellaneous	73,455	15,586	57,869	371.3%
Professional fees	230,586	87,776	142,810	162.7%
	512,526	358,905	153,621	42.8%

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures. The increase in professional fees is due primarily to an increase of the volume of litigation work encountered during the quarter. Management experienced a recovery of older accounts receivable that were previously allowed in our provision for bad debts. We have tightened up credit policies which are expected to reduce this expenditure going forward.

Sales and marketing	February 28	February 28	$	%
	2010	2009	Change	Change
	(6 months)	(6 months)
Wages and benefits	204,259	212,913	(8,654)	(4.1%	)
Rent	35,028	36,957	(1,929)	(5.2%	)
Telecommunications	11,551	11,622	(71)	(0.6%	)
Meals and entertainment	3,081	563	2,518	447.2%
Travel	12,392	16,028	(3,636)	(22.7%	)
Advertising and marketing	127,177	163,129	(35,952)	(22.0%	)
	393,488	441,212	(47,724)	(10.8%	)

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. We experienced a slight decrease in total costs due in part to marketing costs experienced in the prior year. We have structured the Play MPE® digital delivery system in a manner which facilitates internal marketing with our customers. We have also partnered with industry leaders including our agreement to integrate with RCS Sound Software, the world’s largest broadcast software provider, announced during the quarter, which facilitates our global expansion.

Research and development	February 28	February 28	$	%
	2010	2009	Change	Change
	(6 months)	(6 months)
Wages and benefits	478,275	350,532	127,743	36.4%
Rent	88,243	64,675	23,568	36.4%
Telecommunications	29,393	20,338	9,055	44.5%
Research and development	-	10,719	(10,719)	(100.0%	)
	595,911	446,264	149,647	33.5%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase is primarily due to additional staff.

Amortization

Amortization expense arose from property and equipment. Amortization increased to $24,120 for the six months ended February 28, 2010 from $16,732 for the six months ended February 28, 2009, an increase of $7,388 or 44%.

Other earnings and expenses

Other income decreased to $58,310 for the six months ended February 28, 2010 from $60,122 for the six months ended February 28, 2009, a decrease of $1,812.

Interest income increased to $2,065 for the six months ended February 28, 2010 from $1,106 for the six months ended February 28, 2009, an increase of $959.

Interest expense increased to $1,873 for the six months ended February 28, 2010 from $1,589 for the six months ended February 28, 2009, an increase of $284.

Net income (loss)

During the six months ended February 28, 2010, we have net income of $449,849 (February 28, 2009 – loss of $181,425). The profit realized during the period is the result of steady improvements of the Company’s revenue. Earnings before interest income and expenses, taxes, depreciation and amortization (EBITDA) reached $528,109 for the six months ended February 28, 2010, compared to a loss of $129,369 over the same period of the prior year.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $304,811 as at February 28, 2010 (August 31, 2009 - $253,100). We had working capital of $1,007,506 as at February 28, 2010 compared to working capital of $658,673 as at August 31, 2009. The steady improvements in our cash position seen in fiscal 2009 (year ended August 31, 2009), has continued into fiscal 2010. Cash has increased by more than $51,000 compared to year ended August 31, 2009 in spite of a reduction in accounts payable and accrued liabilities of in excess of $132,000, repayments of shareholder loans of approximately $70,000 and repurchase of shares and options of approximately $172,000.

CASH FLOWS

Net cash generated in operating activities was $309,006 for the six months ended February 28, 2010, compared to $131,207 used for the six months ended February 28, 2009. The improvement in cash flow of $440,213 is primarily the result an increase in total revenue of approximately $900,000 which is partially offset by an improvement our working capital ratio through a reduction in accounts payable.

The cash used in investing activities was $14,651 for the six months ended February 28, 2010. There was no cash used or provided in investing activities for the six months ended February 28, 2009.

Net cash used by financing activities was $248,148 for the six months ended February 28, 2010 compared to net cash provided of $58,720 for the six months ended February 28, 2009. The difference from prior year is the result of utilizing the positive cash flow from operations to eliminate long term loans and to repurchase common shares outstanding.

Our cash from operation was able to provide sufficient funds during the fiscal year end of August 31, 2009 and continue to the fiscal year of 2010. We anticipated our cash flow from operation will continue to increase during the fiscal year of 2010.

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

Accounting Standards Not Yet Effective

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

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events”. This Update clarifies the financial statement issuance dates that potentially conflict with some of the Securities and Exchange Commission’s guidance. The amendment is effective for interim or annual periods ending after June 15, 2010. The Company is currently evaluating the impact of this update on the consolidated financial statements.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at February 28, 2010.

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

As a result of these weaknesses, the Company’s disclosure controls are not effective. The weaknesses and their related risks are not uncommon in a company the size of Destiny Media because of limitations in size and number of staff.

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

c)

On May 12, 2009, the Company was served with a complaint in the United States District Court for the Eastern District of Wisconsin by the Defendant (the “Claimant”) in the Canadian litigation above, alleging that the Company infringes on its recently issued one method claim in United States Patent No. 7,529,712. On September 18, 2009 the Company filed an Answer, which included a statement of its defenses. One defense the Company has asserted is the patent claim has limitations regarding operations on a server and as the Company’s servers are outside the United States, the Claimant’s U.S. patent cannot be asserted against the Company. On October 13, 2009 the U.S. District Court issued a scheduling order that limits discovery in the U.S. case to the Company’s defense of “extraterritoriality” and that the Court will entertain a motion for summary judgment by the Company dismissing the case on that basis alone, prior to further discovery, if any. On February 12, 2010, the Company filed a motion to dismiss this complaint.

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

The amount of damages awarded to the Company or the Defendants/Claimant, if any, cannot be reasonably estimated and no amount has been recognized in the financial statements. Management believes it is unlikely that the outcome of these matters will have an adverse impact on its result of operations and financial condition. On August 12, 2009, the Company received a statement of claim in the Supreme Court of British Columbia from a former employee for wrongful dismissal and breach of contract. The claim was for approximately $180,000 CDN plus an award of stock options and unspecified damages. The Company believes the claim is completely without merit and will vigorously defend its position and reputation and filed a response on September 11, 2009. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1 - Risk Factors” in our Form 10-K/A for the fiscal year ended August 31, 2009 filed with the SEC on March 15, 2010. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K/A have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On November 20, 2009 Destiny's board of directors authorized a program to repurchase up to 1 million shares of the Company's common stock at a maximum share purchase price of $0.80 per share.. Future repurchases will be at times and in amounts as the Company deems appropriate and will be made through open market transactions. All repurchases will be made in compliance with the Securities and Exchange Commission's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The board approved stock repurchase program runs through November 19th, 2010. In addition to the applicable securities laws, the Company will not make any purchases during a time at which its insiders are subject to a blackout from trading in the Company's common shares. The following table sets forth information about our stock repurchases for the three months ended February 28, 2010.

Period (1)	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
December 1, 2009 to December 31, 2009	194,800	$ 0.47	194,800	805,200
January 1, 2010 to January 31, 2010	—	—	—	805,200
February 1, 2010 to February 28, 2010	145,000	$ 0.43	145,000	660,200
Total	339,800	$ 0.45	339,800	660,200

(1) Based on trade date.
(2) All of these shares were repurchased pursuant to publicly announced share repurchase programs. The amount includes 311,000 shares settled before the end of the quarter and 28,800 shares settled after the end of the quarter.
(3) During the three months ended February 28, 2010, the company repurchased a total of 339,800 shares pursuant to publicly announced share repurchase programs and has 660,200 shares remaining under the authorization as of February 28, 2010. As at April 9, 2010 and subsequent to the quarter ended February 28, 2010, the Company has purchased 182,123 shares at an average price of $0.48 pursuant to publicly announced share repurchase programs.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of securities holders during the three months ended February 28, 2010.

Item 5. Other Information

In addition to publicly announced share repurchase programs, the Company repurchased 150,000 stock options at an average price of $0.25 per unit not pursuant to publicly announced share repurchase programs.

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

On January 11, 2010 we filed form 8-K for changes in registrant’s certifying accountant. BDO Canada LLP, Chartered Accountants (“BDO”) is retained as the sole principal independent registered accountant for the Company effectively December 21, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES INC.

Dated: April 14, 2010

/s/Steven Vestergaard
Steven Vestergaard, Chief Executive Officer
and

/s/Fred Vandenberg
Frederick Vandenberg, Chief Financial Officer