Form 10-Q
period 2010-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2010-07-15
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended May 31, 2010

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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
Yes [   ]    No [   ]
(Does not currently apply to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller	Smaller reporting company [X]
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,192,847 Shares of $0.001 par value common stock outstanding as of July 14, 2010.

PART I - FINANCIAL INFORMATION

Item 1.              FINANCIAL STATEMENTS.

Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Nine months ended May 31, 2010

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
Unaudited

As at

	May 31,	August 31,
	2010	2009
	$	$

ASSETS
Current
Cash	294,578	253,100
Accounts and other receivables, net of allowance for doubtful accounts of $6,919 [August 31, 2009 – $2,289] [note 9]	514,346	502,275
Other receivables	27,574	15,120
Prepaid expenses	91,197	59,201
Deferred tax assets	450,000	450,000
Total current assets	1,377,695	1,279,696
Deposits	9,479	9,158
Property and equipment, net	161,654	123,770
Deferred commission costs	3,447	13,320
Total assets	1,552,275	1,425,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	147,958	349,164
Accrued liabilities	256,303	176,624
Shareholder loans payable [note 5]	—	68,681
Deferred revenue	34,514	17,198
Obligation under capital lease – current portion [note 4]	10,465	9,356
Total current liabilities	449,240	621,023
Obligation under capital lease – long term portion [note 4]	6,528	13,987
Total liabilities	455,768	635,010

Commitments and Contingencies [notes 4 and 7]
Stockholders’ equity [note 3]
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 51,342,024 shares [August 31, 2009 – 51,723,647 shares]	51,342	51,725
Additional paid-in capital	9,181,513	9,492,168
Held for cancellation	(102,963)	—
Accumulated deficit	(8,206,836)	(8,900,614)
Accumulated other comprehensive income	173,451	147,655
Total stockholders’ equity	1,096,507	790,934
Total liabilities and stockholders’ equity	1,552,275	1,425,944

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
	$	$	$	$

Revenue [note 9]	952,383	665,829	2,869,775	1,687,878

Operating expenses
General and administrative	255,487	181,749	768,013	540,654
Sales and marketing	184,801	193,044	578,289	634,256
Research and development	283,757	206,559	879,668	652,823
Amortization	14,669	10,675	38,789	27,407
	738,714	592,027	2,264,759	1,855,140
Income (loss) from operations	213,669	73,802	605,016	(167,262)
Other income (expenses)
Other income	30,156	12,755	88,466	72,877
Interest income	641	1,858	2,706	2,964
Interest and other expense	(537)	(942)	(2,410)	(2,531)
Gain on settlement of debt	—	15,008	—	15,008
Net income (loss)	243,929	102,481	693,778	(78,944)

Net income (loss) per common share, basic and diluted	0.00	0.00	0.01	(0.00)

Weighted average common shares outstanding:
Basic	51,617,515	51,638,140	51,789,513	51,445,259
Diluted	52,300,725	51,638,140	52,019,752	51,445,259

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

						Accumulated
			Additional	Common Stock		other	Total
	Common stock		paid-in	held	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	for cancellation	deficit	income	equity
	#	$	$	$	$	$	$
Balance, August 31, 2009	51,723,647	51,725	9,492,168		(8,900,614)	147,655	790,934
Net income	—	—	—	—	693,778	—	693,778
Foreign currency translation gain	—	—	—	—	—	25,796	25,796
Common stock issued on options exercised (Note 3a)	25,000	25	6,225	—	—	—	6,250
Common stock issued on warrants exercised (Note 3d)	336,000	336	(336)	—	—	—	—
Common stock repurchased and cancelled (Note 3b)	(742,623)	(744)	(342,177)	—	—	—	(342,921)
Stock options repurchased and cancelled (Note 3c)	—	—	(30,000)	—	—	—	(30,000)
Common stock held for cancellation (Note 3b)	—	—		(102,963)	—	—	(102,963)
Stock based compensation	—	—	55,633	—	—	—	55,633
Balance, May 31, 2010	51,342,024	51,342	9,181,513	(102,963)	(8,206,836)	173,451	1,096,507

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2010	2009
	$	$

OPERATING ACTIVITIES
Net income (loss) for the period	693,778	(78,944)
Items not involving cash:
Amortization	38,789	27,407
Deferred commission costs	10,415	(15,156)
Stock-based compensation	55,633	36,289
Loss on disposal of property and equipment	—	2,187
Gain on settlement of debt	—	(15,008)
Changes in non-cash working capital:
Accounts receivable	5,501	(17,469)
Other receivables	(11,927)	(57,625)
Prepaid expenses	(30,135)	(5,731)
Accounts payable	(227,725)	109,209
Accrued liabilities	82,057	(24,243)
Deferred revenue	16,835	(14,197)
Net cash provided by (used in) operating activities	633,221	(53,281)

INVESTING ACTIVITIES
Purchase of property and equipment	(67,493)	(3,124)
Net cash used in investing activities	(67,493)	(3,124)

FINANCING ACTIVITIES
Repayments on capital lease obligations	(7,219)	(3,776)
Proceeds from exercise of stock options	6,250	100,000
Proceeds of shareholder loans	—	191,976
Repurchase of shares and options	(475,884)	—
Repayments of shareholder loans	(71,601)	(168,635)
Net cash provided (used) by financing activities	(548,454)	119,565

Effect of foreign exchange rate changes on cash	24,204	(3,845)

Net increase (decrease) in cash	41,478	59,315
Cash, beginning of period	253,100	91,369
Cash, end of period	294,578	150,684

Supplementary disclosure
Cash paid for interest	2,410	2,531
Non-cash investing activity
Property and equipment acquired under capital lease	—	27,197

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2010

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ended August 31, 2010.

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
Nine months ended May 31, 2010

3. SHARE CAPITAL

[a] Issued and Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the nine months ended May 31, 2010, 336,000 shares were issued in a cashless exercise of 600,000 warrants with an exercise price of $0.22. 25,000 shares were issued in an exercise of 25,000 options with cash proceeds of $6,250.

[b] Cancelled

During the nine months ended May 31, 2010, the Company repurchased 1,000,000 shares which it paid $445,884. As of May 31, 2010, the 742,623 shares have been cancelled and the 257,377 shares were cancelled subsequent to May 31, 2010.

[c] Stock option plans

The Company has two existing stock option plans (the “Plans”), namely the Amended 1999 Stock Option Plan and the 2006 Stock Option Plan, under which up to 3,750,000 and 5,100,000 shares of the common stock, respectively, have been reserved for issuance. A total of 766,334 common shares remain eligible for issuance under the plans. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2010

3. SHARE CAPITAL (cont’d.)

Stock-based Payment Award Activity

A summary of option activity under the Plans as of August 31, 2009, and changes during the nine- month period ended May 31, 2010 is presented below:

			Weighted
		Average	Average
		Weighted	Remaining	Intrinsic Value
		Average	Contractual	$
Options	Shares	Exercise Price	Term
Outstanding at August 31, 2009	3,939,000	0.44	2.06	80,190
Granted	100,000	0.50	-	-
Exercised	(25,000)	0.25	-	4,000
Repurchased and cancelled	(150,000)	0.25	-	37,500
Expired	(50,000)	0.50	-	-
Outstanding at May 31, 2010	3,814,000	0.45	1.70	164,360
Vested and exercisable at May 31, 2010	3,761,917	0.45	1.66	164,360

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2010

3. SHARE CAPITAL (cont’d.)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at May 31, 2010.

During the nine months ended May 31, 2010, total stock-based compensation expense related to employees of $55,633 is reported in the statement of operations as follows:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2010	2009	2010	2009
	$	$	$	$
Stock-based compensation:
General and administrative	654	702	19,195	10,734
Sales and marketing	219	259	14,453	12,593
Research and development	428	487	21,985	12,962
Total stock-based compensation	1,301	1,448	55,633	36,289

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2010

3. SHARE CAPITAL (cont’d.)

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2010	2009	2010	2009
Expected term of stock options (years)	2.5	—	0.55-2.5	1.6-2.5
Expected volatility	83%	—	76%-86%	88%-96%
Risk-free interest rate	0.88%	—	0.2%-1%	0.9%-1%
Dividend yield	—	—	—	—

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

During the nine months ended May 31, 2010, 100,000 options were granted, 300,000 options were extended to one more year and 150,000 options were extended to five more years. The weighted-average grant-date fair value of options granted and extended during the nine months period ended May 31, 2010 were $0.21 and $0.11, respectively (May 31, 2009 $0.13 and Nil). As a result of the extension of the life of the 450,000 options, the Company recorded an incremental value of $48,729 on the statements of operations in the quarter ended February 28, 2010.

During the nine months ended May 31, 2010, 150,000 options at a weighted average exercise price of $0.25 were repurchased by the Company for a consideration of $30,000.

As of May 31, 2010 there was $10,446 of unrecognized stock-based compensation cost related to employee stock options granted under the plans, which is expected to be fully recognized over the next 22 months.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2010

3. SHARE CAPITAL (cont’d.)

[c] Warrants

As at May 31, 2010, the Company has the following common shares warrants outstanding:

	Number of Common		Exercise Price
	Shares Issuable		$	Date of Expiry
$0.22 Warrants	350,000		0.22	August 25, 2011
$0.40 Warrants	361,000		0.40	February 28, 2012
$0.50 Warrants	5,800,000	*	0.50	February 28, 2012
$0.60 Warrants	235,250	**	0.60	May 31, 2011
$0.70 Warrants	500,000		0.70	April 9, 2012
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

The intrinsic value for these warrants is $59,500 as at May 31, 2010.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2010

4. COMMITMENTS

The Company is committed to payments under its premises lease, which expires on August 30, 2010 as follows:

$

2010	29,749

The Company has entered into sublease agreements to offset the cost commitments above. All sublease income has been reported in other income in the statement of operations and has not been reflected in the amounts disclosed above.

Commencing this quarter, The Company is committed to make payments under its capital leases for 3 year terms as follows:

$
2010	2,952
2011	11,810
2012	3,842
Total lease payments	18,604
Less: Amounts representing interest	(1,611)
Balance of obligation	16,933
Less: Current portion	(10,465)
Long term portion	6,528

5. RELATED PARTY TRANSACTIONS

The Company entered into a sublease agreement with a Director effective January 1, 2009 on a month-to-month basis with a two-month notice period. The term of the sublease calls for committed monthly payments of $1,422 (CDN$1,500).

During the nine months ended May 31, 2010, the Company paid off the loan balance of $68,681 (CDN$75,000) due to the Company’s Chief Financial Officer bearing interest at 7% per annum.

During the nine months ended May 31, 2010, the Company paid interest expense of $621 to related parties (2009: $99).

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2010

6. INCOME TAX

The Company adopted the provisions of ASC 740, Income taxes. The standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2009, the tax years which remain subject to examination by major tax jurisdictions as of May 31, 2010. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

b)

On May 3, 2007, the Company filed a claim in Ontario Superior Court against the Defendant (Yangaroo), Chief Executive Officer of the Defendant and Chief Financial Officer of the Defendant (collectively the “Defendants”) in the amount of $25,000,000 caused by the Defendants making statements constituting defamation and injurious falsehood, making false or misleading statements tending to discredit the business, making false or misleading representations contrary to the Competition Act of Canada, and unlawful interference with the Company’s economic relations. On June 7, 2007, the Defendant filed a statement of defense and counterclaim against the Company for the same amount and for the same causes.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2010

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

On June 7, 2010, the Honorable William C. Griesbach ruled in Destiny's favor to dismiss the claim in its entirety. As Destiny believes this claim was filed last year without any realistic chance of success, the Company is seeking legal fees and other costs from Yangaroo Inc.

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
Nine months ended May 31, 2010

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

Effective September 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (“ASC 815”). The new accounting standard requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. Since the new accounting standard only required additional disclosure, the adoption did not impact materially the Company’s consolidated financial statements.

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
Nine months ended May 31, 2010

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
Nine months ended May 31, 2010

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2010

9. SEGMENTED INFORMATION AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by location of customer, is as follows:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2010	2009	2010	2009
	$	$	$	$
MPE®

North America	539,576	427,023	1,616,237	1,205,874
Europe	303,530	125,674	914,253	181,504
Australasia	46,962	44,023	139,016	74,273
Total MPE®	890,068	596,720	2,669,506	1,461,651

Clipstream ® & Pirate Radio

North America	62,315	67,975	200,269	221,453
Outside of North America	—	1,134	—	4,774
Total Clipstream ® & Pirate Radio	62,315	69,109	200,269	226,227

Total revenue	952,383	665,829	2,869,775	1,687,878

During the nine months ended May 31, 2010, three customers represented 62% of the total revenue balance (May 31, 2009 – three customers represented 52% of the total revenue balance). During the three months ended May 31, 2010, three customers represented 60% of the total revenue balance (May 31, 2009 – three customers represented 57% of the total revenue balance).

As at May 31, 2010, two customers represented 54% ($293,043) of the trade receivables balance (August 31, 2009 – three customers represented 59% (295,162),

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2010

10. SUBSEQUENT EVENTS

On June 7, 2010 the United States District Court of the Eastern District of Wisconsin ruled in Destiny's favor regarding the claim outlined Note 7(c). In dismissing the claim in its entirety the Honorable William C. Griesbach stated that the Claimant’s “patent does not embrace a method of manufacturing the content prior to distributing it. It necessarily follows that Destiny is entitled to summary judgment of non-infringement”.

On June 22, 2010, the Company filed a motion for costs against Yangaroo Inc. The Company believes that the Claimant knew, or should have known, their argument had no legal merit and that management of Yangaroo Inc. filed the claim in spite of this knowledge for spurious reasons. This type of lawsuit is considered a large waste of time, money, and judicial resources. Destiny is seeking reimbursement for reasonable legal and other costs as are available under Wisconsin law. No receivable has yet been recorded.

On July 6, 2010, The board of directors authorized a second tranche to repurchase up to 1.5 million shares of the company's common stock at a maximum share purchase price of $0.80 per share. As at July 14, 2010 and subsequent to July 6, 2010, the company has purchased 49,000 shares at an average price of $0.44. Future repurchases will be at times and in amounts as the company deems appropriate and will be made through open market transactions. All repurchases will be made in compliance with the Securities and Exchange Commission's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The board approved stock repurchase program runs through June 30th, 2011. In addition to the applicable securities laws, the company will not make any purchases during a time at which its insiders are subject to a blackout from trading in the company's common shares.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2010

Revenue

Total revenue for the nine months ended May 31, 2010 grew by 70% over the same period in the prior year to $2,869,775 (May 31, 2009 - $1,687,878).

The main driver of our revenue growth is the Play MPE® secure pre-release delivery service which has grown in all geographic markets with the more dramatic growth seen as a result of our expansion into Europe, Canada and Australia. The growth in revenue is driven by the growth in our Play MPE® system, where access fees have reached $2,669,505 (May 31, 2009 - $1,461,651) or increased by 83% over the same period of the previous year.

Play MPE® revenue from Europe for the nine months ended May 31, 2010 reached $914,253 (May 31, 2009 - $181,504) or increased by 404%. Play MPE® revenue from Australia for the nine months ended May 31, 2010 reached $139,016 (May 31, 2009 - $74,273) or increased by 87%.

On a quarterly basis, total revenue increased to $952,383 which represents an increase of 43% over the same period in the prior year. The increase is driven by a 49% increase to Play MPE® system access fees.

Quarterly growth in Play MPE® revenue has been observed in 13 of the previous 15 quarters where we have seen an average quarter over quarter revenue growth of more than 20%, or more than 100% on an annual basis. The foundation for this growth was laid from 2003 to 2006 where the Play MPE® network was established in the United States. While Play MPE® revenue growth is dramatic, and has lead to our fifth straight profitable quarter, growth has been slower than expected and we remain in the introductory stages of the system into the workflow of the music industry’s pre-release distribution channel in all geographic areas.

Over the course of fiscal 2010 we have continued to integrate the system into various networks of recipients, global security associations and have increased awareness throughout our projected revenue base.

Approximately one third of our revenue is denominated in Euros. During the course of fiscal 2010 there was a devaluation of the Euro relative to the United States dollar. This decline in value resulted in an adverse impact to our revenue. Thus our revenue growth of 43% of the same quarter in the prior year was achieved irrespective of this devaluation in the Euro.

During the nine months ended May 31, 2010 approximately 7% of our total revenues are derived from sales of our Clipstream® software.

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

Total operating expenditures for the nine months ended May 31, 2010 has increased by 22% over the same period in the prior year to $2,264,759 (2009 - $1,855,140). While costs have increased due to the expanded infrastructure and activity of our Play MPE® system, the increase is due primarily to a devaluation of the US dollar relative to the Canadian dollar and an increase in professional fees.

Through the first nine months of operations in fiscal 2010, the Company has made a number very significant advances in developing the foundation for a global system.

Firstly, in December 2009, RCS http://www.rcsworks.com/en/default.aspx, the world's largest broadcast software company, announced an agreement with Destiny to deliver new music to radio stations on five continents. With over 9,000 customers across its product lines, RCS is the leading supplier of radio automation and scheduling software, marketed under the brands Selector, GSelector and NexGen Digital. Through the Play MPE system, our record label clients will have an instant distribution channel to radio station clients of RCS. The completed automated integration is expected to be complete in the latter half of the fourth quarter of fiscal 2010.

Secondly, the Company has integrated its proprietary patent pending watermark into the International Federation of the Phonographic Industry’s (“IFPI”) internet search engine. Headquartered in London, UK, the IFPI is the organization that represents the interests of the recording industry worldwide and one of its missions is to safeguard the rights of record producers. Its services to members include legal policy advice (lobbying), anti-piracy enforcement, litigation and regulatory affairs, market research and communications support. With this integration, the source of any content made available on the internet and detected by the IFPI’s search engine can be identified and appropriate action can be taken. Where security is important, this integration represents an enormous advantage over all other forms of distribution of audio content (digital or otherwise).

And thirdly, completed near the end of our third quarter, the Company has integrated the Play MPE® distribution service into the British Broadcasting Corporation’s (“BBC”) radio division. The BBC is the largest broadcasting organization in the world and this represents another milestone in global expansion. As the first and, currently, only pre-release distribution service to be digitally connected to the BBC, Play MPE® adds another dimension in simplifying pre-release distribution to our clients.

Though a rise in the Canadian relative to the US dollar can have an adverse impact on the Company, the impact over the course the short term to medium term is not expected to be significantly and indeed may be positive. Management is considering alternatives to mitigate any downside risks associated with currency fluctuations.

The total increase in professional fees (approximately $184,000) is primarily associated with US litigation. In May 2009, Yangaroo Inc. filed a claim in US District Court against Destiny for patent infringement. In February 2010, Destiny filed a motion for summary dismissal of this claim as the Company believed the case was initiated without a reasonable factual basis for asserting infringement. In June 2010, the district court agreed with Destiny, this motion was successful and the claim has been dismissed. Destiny has filed a motion seeking attorney’s fees and costs of the litigation from Yangaroo Inc.

Included in our expenses are non-cash amortization and stock compensation expense of $94,422 (2009 - $63,696) leading to a net income before non-cash items of $788,200 for the nine months ended May 31, 2010. Rent expense of $227,807 is offset by our sub-lease rental income of $88,466 which is included in “Other income’’ in the Statement of Operations.

On a quarterly basis, operating expenditures have decreased over the previous quarter (our second quarter ending February 28, 2010) by approximately 4% and increased by 25% over the same quarter of the previous year.

General and administrative	31-May	31-May	$	%
	2010	2009	Change	Change
	(9 months)	(9 months)
Wages and benefits	262,460	271,166	(8,706)	(3.2%	)
Rent	48,264	52,773	(4,509)	(8.5%	)
Telecommunications	16,540	15,880	660	4.2%
Bad debt	(20,894)	15,804	(36,698)	(232.2%	)
Office and miscellaneous	138,595	45,945	92,650	201.7%
Professional fees	323,048	139,086	183,962	132.3%
	768,013	540,654	227,359	42.1%

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures. The increase in professional fees is due primarily to an increase of the aforementioned litigation work encountered during the quarter. The increase in office and miscellaneous is mainly due to the foreign exchange losses on receivables. Management experienced a recovery of older accounts receivable that were previously allowed in our provision for bad debts. We have tightened up credit policies which are expected to reduce this expenditure going forward.

Sales and marketing	31-May	31-May	$	%
	2010	2009	Change	Change
	(9 months)	(9 months)
Wages and benefits	291,238	288,532	2,706	0.9%
Rent	49,873	53,699	(3,826)	(7.1%	)
Telecommunications	17,092	16,159	933	5.8%
Meals and entertainment	5,562	658	4,904	745.3%
Travel	21,600	36,895	(15,295)	(41.5%	)
Advertising and marketing	192,924	238,313	(45,389)	(19.0%	)
	578,289	634,256	(55,967)	(8.8%	)

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. We experienced a decrease in total costs due in part to marketing costs experienced in the prior year. We have structured the Play MPE® digital delivery system in a manner which facilitates internal marketing with our customers. We have also partnered with industry leaders including our agreement to integrate with RCS Sound Software, the world’s largest broadcast software provider, announced in the previous quarter, which facilitates our global expansion.

Research and development	31-May	31-May	$	%
	2010	2009	Change	Change
	(9 months	(9 months)
Wages and benefits	705,143	512,203	192,940	37.7%
Rent	129,670	99,682	29,988	30.1%
Telecommunications	44,855	29,996	14,859	49.5%
Research and development	-	10,942	(10,942)	(100.0%	)
	879,668	652,823	226,845	34.7%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase is primarily due to additional staff.

Amortization

Amortization expense arose from property and equipment. Amortization increased to $38,789 for the nine months ended May 31, 2010 from $27,407 for the nine months ended May 31, 2009, an increase of $11,382 or 28%.

Other earnings and expenses

Other income increased to $88,466 for the nine months ended May 31, 2010 from $72,877 for the nine months ended May 31, 2009, an increase of $15,589.

Interest income decreased to $2,706 for the nine months ended May 31, 2010 from $2,964 for the nine months ended May 31, 2009, a decrease of $258.

Interest expense decreased to $2,410 for the nine months ended May 31, 2010 from $2,531 for the nine months ended May 31, 2009, a decrease of $121.

Net income (loss)

During the nine months ended May 31, 2010, we have net income of $693,778 (May 31, 2009 – loss of $78,944). The profit realized during the period is the result of steady improvements of the Company’s revenue. Earnings before interest income and expenses, taxes, depreciation and amortization and stock based compensation (EBITDA) reached $787,904 for the nine months ended May 31, 2010, compared to a negative EBITDA (an EBITDA loss) of $17,129 over the same period of the prior year.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $294,578 as at May 31, 2010 (August 31, 2009 - $253,100). We had working capital of $928,455 as at May 31, 2010 compared to working capital of $658,673 as at August 31, 2009. The steady improvements in our cash position seen in fiscal 2009 (year ended August 31, 2009), has continued into fiscal 2010. Cash has increased during the year in spite of a reduction in accounts payable and accrued liabilities of in excess of $145,000, repayments of shareholder loans of approximately $72,000 and repurchase of shares and options of approximately $476,000 resulting in a significantly improved working capital position along with a reduced number of shares outstanding.

CASHFLOWS

Net cash generated in operating activities was $633,221 for the nine months ended May 31, 2010, compared to $53,281 used for the nine months ended May 31, 2009. The company is now consistently generating positive cash flow from operations. The improvement in cash flow of $686,502 is primarily the result an increase in total revenue of approximately $1,180,000 which is partially offset by an improvement our working capital ratio through a reduction in accounts payable.

The cash used in investing activities was $67,493 for the nine months ended May 31, 2010. The net cash used in investing activities was $3,124 for the nine months ended May 31, 2009. The increase is primarily due to a purchase of computer equipments.

Net cash used by financing activities was $548,454 for the nine months ended May 31, 2010 compared to net cash provided of $119,565 for the nine months ended May 31, 2009. The difference from prior year is the result of utilizing the positive cash flow from operations to eliminate long term loans and to repurchase common shares outstanding.

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

  We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collection is reasonably assured, and there are no substantive performance obligations remaining. Our revenue recognition policies are in conformity with the FASB Standards. We generate revenue from software arrangements involving multiple element sales arrangements. Revenue is allocated to each element of the arrangement based on the relative fair value of the elements and is recognized as each element is delivered and we have no significant remaining performance obligations. If evidence of fair value for each element does not exist, all revenue from the arrangement is recognized over the term of the arrangement. Changes in our business priorities or model in the future could materially impact our reported revenue and cash flow. Although such changes are not currently contemplated, they could be required in response to industry or customer developments.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.              CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at May 31, 2010.

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

On February 12, 2010, the Company filed a motion to dismiss this complaint. On June 7, 2010, the Honorable William C. Griesbach ruled in Destiny's favor to dismiss the claim in its entirety. As Destiny believes this claim was filed last year without any realistic chance of success, the Company is seeking legal fees and other costs from Yangaroo Inc.

On June 22, 2010, the Company filed a motion for costs against Yangaroo Inc. The Company believes that the Claimant knew, or should have known, their argument had no legal merit and that management of Yangaroo Inc. filed the claim in spite of this knowledge for spurious reasons. This type of lawsuit is considered a large waste of time, money, and judicial resources. Destiny is seeking reimbursement for reasonable legal and other costs as are available under Wisconsin law. No receivable has yet been recorded.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On November 20, 2009 Destiny's board of directors authorized a program to repurchase up to 1 million shares of the Company's common stock at a maximum share purchase price of $0.80 per share. As of May 28, 2010 The Company repurchased one million shares, representing approximately 2% of the shares outstanding at an average price of $.446 for a total approximate cost of $446,000. Repurchases were made at times and amount the company deemed appropriate and were made through open market transactions in compliance with the Securities and Exchange Commission's Rule 10b-18.The following table sets forth information about our stock repurchases for the three months ended May 31, 2010.

Period (1)	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
March 1, 2010 to March 31, 2010	182,123	$ 0.48	182,123	478,077
April 1, 2010 to April 30, 2010	99,100	$ 0.47	99,100	378,977
May 1, 2010 to May 31, 2010	378,977	$ 0.41	378,977	0
Total	660,200	$ 0.44	660,200	0

(1) Based on trade date.
(2) All of these shares were repurchased pursuant to publicly announced share repurchase programs. The amount includes 402,823 shares settled before the end of the quarter and 257,377 shares settled after the end of the quarter.
(3) During the nine months ended May 31, 2010, the company repurchased a total of 1,000,000 shares pursuant to publicly announced share repurchase programs, thus completing the repurchase programs. Of the total, 742,623 had been cancelled and 257,377 were cancelled subsequent to May 31, 2010.

Item 3.              Defaults Upon Senior Securities

None.

Item 4.              (Removed and Reserved)

Item 5.              Other Information

In addition to publicly announced share repurchase programs, the Company repurchased 150,000 stock options at a weighted average price of $0.25 per unit not pursuant to publicly announced share repurchase programs.

Item 6.              EXHIBITS AND REPORTS ON FORM 8-K.

(a)        Exhibits

EXHIBIT NUMBER	DESCRIPTION
-----------------------	---------------------

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002(1)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

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

Dated: July 15, 2010

/s/ Steven Vestergaard
Steven Vestergaard, Chief Executive Officer
and

/s/ Fred Vandenberg
Frederick Vandenberg, Chief Financial Officer