Form 10-K
period 2010-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2010-11-29
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended August 31, 2010

[   ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 000-28259

DESTINY MEDIA TECHNOLOGIES INC.
(Name of small business issuer in its charter)

COLORADO	84-1516745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 West Georgia Street, Suite 750
Vancouver, British Columbia, Canada	V6B 4N7
(Address of principal executive offices)	(Zip Code)

604-609-7736
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:	NOT APPLICABLE

Securities registered under Section 12(g) of the Exchange Act:	COMMON STOCK, PAR VALUE
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

40,334,692 common shares @ $0.44 (1) = $17,747,264
(1) Closing price as quoted on the OTC Bulletin Board on February 26, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

50,628,347 Shares of $0.001 par value common stock outstanding as of November 24, 2010.

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

ITEM 1.          BUSINESS

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

Our principal executive office is located at #750-650 West Georgia Street, Vancouver, British Columbia V6B 4N7. Our telephone number is (604) 609-7736 and our facsimile number is (604) 609-0611.

In October 2010, the Company received approval for its shares to trade on the TSX Venture Exchange in Canada under the symbol “DSY”. The Company’s shares will continue to trade on the OTC Bulletin board under the symbol “DSNY”, and on various German exchanges (Frankfurt, Berlin, Stuttgart and Xetra) under the symbol “DME” 935 410.

Our corporate website is located at http://www.dsny.com.

OUR PRODUCTS AND SERVICES

Destiny develops and markets services that enable the secure distribution of digital media content over the internet. Destiny services are based around proprietary security, watermarking and playerless streaming media technologies.

The current offerings include the Play MPE® secure distribution network, which the recording industry uses to distribute new pre-release music, and the Clipstream® instant play streaming media solutions.

Currently, more than 90% of the Company’s revenues come from the Play MPE® digital distribution service. The remaining revenue is derived from recurring revenues for secure Clipstream® powered market research video questionnaires and legacy Clipstream® licenses.

Play MPE®

Play MPE® is a digital delivery service for securely moving broadcast quality audio, video, images, promotional information and other digital content securely through the internet. The system is currently marketed to the recording industry, for transferring pre-release broadcast quality music, radio shows, and music videos to trusted recipients such as radio stations, media reviewers, VIP’s, DJ’s, film and TV personnel, sports stadiums and retailers. The system replaces the physical distribution (mail, courier or hand delivery) of CD’s. As with traditional physical delivery, our fees are based on the size of the content and number of recipients.

More than 1,000 record labels, including all four major labels (Universal Music Group, Warner Music Group, EMI and Sony), are regularly using Play MPE® to deliver their content to radio.

Each distribution is initiated by our customers, which “encode” the content and enter the appropriate data. Our software has a tiered permissions based access allowing our clients to assign varying rights, capabilities and responsibilities to different members of their staff. For example, some customer staff may manage assets (album cover imagery, music videos, the raw music, promotional information and other meta data), while others manage hierarchical permission based lists of recipients. Larger labels are normally structured into label groups, each with their own labels with varying access (permissions) to various subsets of the master recipient lists.

The release dates for music can be dependent on the territory and, where administrative settings permit, local promotions staff will generate a localized distribution of the song with modified marketing information in the local language. Local staff will select pre-existing assets from the system and combine them together with local recipient lists to form a “send”. Our customers also choose the level of access for the recipients assigned to the release by designating whether the release can be streamed, downloaded, exported into an unlocked digital format or burned to a CD.

While many clients are set up to manage and upload recipient lists, most rely on the proprietary Play MPE® network, which is quickly becoming a valuable asset to the industry. Due to our recipient side integration (Clear Channel, the BBC, Mediabase, RCS Sound Software, etc.) and the manner in which our system operates, Play MPE® staff will be able to provide unparalleled access to current global recipients. The Play MPE® system provides Play MPE® staff with the feedback and resources necessary to manage and maintain this network of recipients which is not available with physical distribution or smaller competitors.

Staff who “encode” each release choose the access rights, whether the system should automatically generate a template driven marketing email alert, whether the song should be locked to the recipient computer and which partner sites should have access to the content.

On the impact date, the “send” appears in the “available tracks” section of the user’s account. Recipients can access through proprietary iPhone, Mac and Windows based players, through a Direct to Web browser interface supporting playerless streaming and download or through partner sites, including integration into reporting systems such as Mediabase, radio automation systems such as Nexgen or Selector or through custom direct integration into the backend server systems at the radio chains such as Prophet. Destiny's proprietary applications offer popular features, such as the ability to drag and drop to build and burn playlists to CD's for music meetings, the ability to convert and export into a wide variety of formats from the iTunes AAC format to the popular MP3 format and to export meta data automatically into third party applications.

The system generates a Clipstream® format playerless streaming audio clip for previewing and two broadcast quality versions of the downloadable audio. The recipient can choose to receive a lossless compressed exact copy of the original file at up to four times regular download speed or a variable bitrate compressed version, indistinguishable to the human ear, at up to fifteen times regular download speed. Recipients receive a custom library of available tracks and are able to repeat the download if music is lost.

All exported songs are marked in real time with Destiny’s patent pending watermark technology. Songs on the internet are scanned through Destiny’s integration into the International Federation of the Phonographic Industry’s (“IFPI”) internet web crawler. Headquartered in London, UK, the IFPI is the organization that represents the interests of the recording industry worldwide and one of its missions is to safeguard the rights of record producers. IFPI web crawlers visit torrents, peer to peer networks and websites searching for unauthorized content. When problem files are identified, the IFPI software looks for Destiny’s watermark in the content to identify the originating source. If a mark is found, Destiny's server and the originating label are automatically contacted so that recipient can be disabled from the system and appropriate action can be taken against the individual to hold that recipient accountable for the unauthorized distribution.

After the content is released, all activity by the recipient is logged in real time, providing record labels and promotions staff real time detail on which songs are accessed, streamed, downloaded and exported. This contrast directly with physical distribution where they are unsure whether the courier package went to the correct individual or whether it was opened. This information provides invaluable feedback in real time to marketing and promotions staff who can cater their programs appropriately.

Finally, details of the transaction are fed to the billing servers for generation of automated monthly billing summaries for invoicing.

Real time usage statistics for Play MPE® are available at: http://tinyurl.com/2dyb7ao

Clipstream®

The Clipstream® software suite enables audio or video content to be “streamed” so that the media plays instantly and automatically when the user initiates playback.

According to Nielsen, 136.2 million Americans viewed 10.2 billion video streams in June 2010; an average of 74.9 streams per viewer. The average US internet user spent 194.6 minutes watching online video during the month. Most of these streams are served by only four competitive technologies to Clipstream® and none of them can offer as high a playrate, secure streams and instant play. Because they are player based, competing solutions require users to maintain the installed playback software, which exposes their computer to viruses, high resource use and instability. Clipstream® relies on features found in most browsers on most operating systems to provide the easiest user experience and the highest cross platform, secure playback rate.

A quality comparison between Clipstream® and the most common alternate video formats is available at http://tinyurl.com/2fqacwc with Clipstream® in the bottom right. An empty panel in the comparison reflects that the corresponding player is not installed on the viewing computer. This common situation is one reason Clipstream® content has a much higher play rate than other solutions.

The return on investment for selling direct licensing is low as the competing streaming solutions are inexpensive and there is a long pre-sale and post-sale support cycle. For that reason, the Company has focused on marketing into niche opportunities such as the market research industry where the higher playrate and security are required, while investing into research and development for new high margin recurring revenue service based offerings built around the Clipstream® feature set.

Clipstream® Powered Survey Clip

Market research professionals often use videos and imagery to describe a product or to preview a potential movie trailer or advertisement that may or may not air. Often, the content of the video is sensitive or confidential. Destiny offers a solution that secures the content so that it will only play from an authorized domain, blocks screenscraper programs (programs which are able copy screen displays) and watermarks the content to protect it from being recorded by video camera or other means. Destiny’s clips are incorporated into online surveys where the high penetration and playrate ensure the minimum number of high value survey participants “drop out”.

The Clipstream® survey solution (http://www.surveyclip.com/ ) is well suited to the market research vertical. Market research companies have embraced the technology for internet based video surveys and Destiny has become a long time member and sponsor of CASRO (http://www.casro.org/).

There is a high acquisition cost to survey participants who are often paid to participate. It is important that everyone gets the exact same viewing experience so that results are not skewed and that play rates are reliable, so participants do not drop out because they do not have the correct codec or the latest video player installed correctly.

Clipstream® Licensing

The Company continues to sell self serve internet radio (http://www.pirateradio.com), streaming audio (http://www.clipstreamaudio.com) and live video (http://live.clipstream.com) through an automated credit card system. It also continues to license other Clipstream® technologies through direct sales efforts through http://www.clipstream.com and other sites. These sales are "word of mouth" as the company has not invested significantly in marketing these offerings in the last fiscal year.

New Clipstream® Products

IPTV

The Company has developed ground breaking technology (http://tv.clipstream.com) that enables users to remotely access their own video or TV signal through any web browser without installing player software. The Company is not offering this product directly to consumers and will pursue direct OEM licensing opportunities where the broadcast software can be pre-installed on internet enabled TV's, IP security cameras and computers.

HD Internet Radio

Destiny has developed a new internet radio service, which enables radio stations to embed their own on air signal into their corporate website without hiring new media consultants and installing high speed connections and streaming servers into their own offices. Instead our software forwards a single stream to our servers where it is replicated. Users who click on the play button on the station’s website receive the stream from Destiny’s servers in the playerless Clipstream® format. We expect that higher play rates will mean lower user support requirements for staff at the station.

This application can extend to derivative business opportunities where the station’s signal can be logged to meet regulatory and advertiser requirements and where the stream can be analyzed to automate reporting of which songs were played on air by that station.

Cloud Offering

Under development for over three years, this new asset management system is being built out in direct response to customer requests for a hosting system that allows users to easily organize and reuse content. Members will be able to upload a wide variety of assets (video, documents, software, audio, pictures, etc.), which they can lock down to be accessed by certain users. Reporting on access is available on an asset by asset basis. Streamed versions of audio and video content are created automatically by a farm of stream encoding servers. Users can create audio content by dialing in through a traditional telephone, so meetings and other audio content can easily be automatically converted into streaming media. Users can choose templates to organize assets into web pages or emails or they can simply embed assets to appear to be served from their own corporate websites even though the content is originating on Destiny's servers. The system has a wide variety of features including sophisticated email list management for staying in contact with customers.

BUSINESS DEVELOPMENT

In 2010, Business in Vancouver recognized Destiny in its Top 100 Fastest Growing Companies and Profit Magazine identified the company in its Profit 100 Ranking of Canada's Fastest Growing Companies. In October 2010, the Company received approval for its shares to trade on the TSX Venture Exchange in Canada under the symbol “DSY”.

MPE®

Although 2010 was a year where the Company's focus was on expanding the network and increasing the value proposition to lay the foundations for new business for fiscal 2011, annual revenues still increased 55%.

Play MPE® is marketed to the recording industry as an alternative to the much higher cost of physical delivery (mail or courier) of CD copies. When entering a new market, the initial challenge is that radio is reluctant to invest in change until there is adequate content in the system and labels are unwilling to pay until there is an installed base with radio. The Play MPE® service initially launched in the United States in 2003, but appreciable commercialization did not begin until January 2008. A large focus in fiscal 2010 has been to invest in strategies to speed up adoption by radio recipients to build the foundation for future revenue growth. During the year, Play MPE® staff worked closely with parent record labels on training tours with sub-labels and radio, invested in local list management, integrated our solution with third party systems and re-engineered the solution to better meet the needs of international customers.

The Company is conducting trials across the globe. During the year, songs were delivered in 44 countries representing every continent but Antarctica. The software supports 24 languages and the Company continues to work with our Major label clients to continue the global expansion to new countries. The Company continues to sign agreements with new clients in North America (33 agreements in 2010) and internationally (20 in 2010). During the year, two Major label agreements were each extended for two years.

Two majors have signed global agreements and, during the year, each agreement was renewed and extended for two years. Parent label staff are working with Destiny to build out the network in new territories, however this rollout is not automatic and must accommodate needs in each territory. Beginning in early 2010, Play MPE® staff traveled extensively, working closely with the labels, focusing on major markets including Canada, France, Japan, Norway, Spain, Portugal and the United Kingdom. The Company is pursuing partnerships and marketing opportunities in these markets and modifying the system to meet local needs, such as local regulations and local trade association rules. Play MPE® support toured over fifty major market radio stations in every major city in Canada and in September 2010, the Company sponsored a music meeting and party for the Canadian Country Music Association's Country Music Week with Sony Canada which was attended by program directors and station managers from across Canada.

The radio industry observes a high degree of staff turnover and changes in job description. As a result, it is challenging to maintain accurate recipient lists which result in the greatest chance of on air broadcast. The Company has two outside consultants, two full time and one part-time staff who are dedicated to maintaining current recipient lists through interpreting feedback obtained automatically from the Play MPE® system, reviewing industry publications and maintaining radio industry relationships. The Company also has two full time label and radio relations representatives who visit radio stations and labels directly. Further, the Company has partnered with the world's leading developer of radio automation software (see below). Thus, while many labels manage their own recipient lists, most rely on Play MPE® recipient network.

In December 2009, RCS http://www.rcsworks.com/en/default.aspx, the world's largest broadcast software company, announced an agreement with Destiny to deliver new music to radio stations on five continents. With over 9,000 customers across its product lines, RCS is the leading supplier of radio automation and scheduling software, marketed under the brands Selector, GSelector and NexGen Digital. Through the Play MPE® system, our record label clients will have an instant distribution channel to radio station clients of RCS. Labels can choose an RCS product and territory and those stations will be able to instantly pull that music directly into the software that puts the music on air.

The Company is also working to integrate directly with the server infrastructure of large radio chains. In July 2010, the Company announced the integration of Play MPE® into the British Broadcasting Corporation’s (“BBC”) radio division. The BBC is the largest broadcasting organization in the world and this represents another milestone in global expansion. As the first and, currently, only pre-release distribution service to be digitally connected to the BBC, Play MPE® adds another dimension in simplifying pre-release distribution to our clients.

Dozens of new features were added to the Play MPE® Encoder at customer request, with the main enhancements involving the List Manager, Asset Manager, and Staff Manager to better support global usage. Activity in the system is steady and continues to grow which creates demand for development through user requests. The ability for labels to share completed releases with sister labels has proven to be very popular as a labor saving efficiency and as a means of quality control across all of a label's territories.

During 2010, the Company integrated its proprietary patent pending watermark into the International Federation of the Phonographic Industry’s (“IFPI”) internet web crawler. With this integration, the source of any content made available on the internet and detected by the IFPI’s search engine can be identified and appropriate action can be taken. Where security is important, this integration represents an enormous advantage over all other forms of distribution of audio content.

Labels can send Play MPE® content in either a locked or unlocked format, depending on the reasonable need for the recipients to make copies and the level of trust. Occasionally, recipients breach this trust and leak the pre-release music to torrent and pirate sites and this has been a long ongoing problem with physical distribution where the content is never locked. Since Destiny's integration with the IFPI, leaks are now caught nearly instantaneously and recipients automatically disabled from the system in as little as one half hour from the illegal upload and the label is able to hold the violator accountable. This is an extremely popular feature, not available physically or by any other digital distribution system.

During the year, the Company released several high profile releases which set record bandwidth usage numbers. Based on the volumes seen in these releases, the Company built out its server software and infrastructure to support volume spikes of up to fifty times average usage rates. A UK server facility was added in September 2009 and a third North American facility was added in August 2010. The Company currently has three physical locations in North America and one in Europe which support a combined simultaneous bitrate of 2200 Mbps. Servers in one location are configured to monitor servers in other locations for up time and the system automatically fails over from one location to the next to ensure continuous service.

The integration with these systems and expanded infrastructure provides the foundation for global expansion.

Some highlights for the year include:

September 10-12, 2009:	Christian Music Broadcasters Momentum Conference in Orlando, Fla.

October 29-30, 2009:	Billboard Film and TV Music Conference in Los Angeles, California.

March 10-14, 2010:	Canadian Music Week in Toronto, Ontario.

March 17-20, 2010:	South by Southwest Music and Media Conference in Austin, Texas.

May 16-June 11, 2010:	Canadian Radio Tours.

Clipstream®

The sales focus for Clipstream® was to manage legacy license sales, but to focus on expanding usage in the market research niche where the product has become a standard for secure video questionnaires. Because of the cost of acquisition of a survey participant and the sensitivity of the content, the high play rate and security of the Clipstream® solution is critical.

The company continues to invest only minimally into sales and marketing until the new high margin Clipstream® services are ready for launch.

Some highlights for the year include:

October 14-16, 2009:	Council of American Survey Research Organizations Annual Conference in Colorado Springs, Colorado.
June 9-11, 2010:	Marketing Research Association Annual Conference in Boston, Massachusetts.

Significant Customers

During the year ended August 31, 2010, revenue earned from three customers represented 61% of our gross revenue. During the year ended August 31, 2009, revenue earned from two customers represented 44% of our gross revenue.

OUR BUSINESS OPERATIONS

We lease approximately 5,792 square feet of office space, with the lease expiring in October of 2013, and we currently have twenty-two full time employees and one part time employee. Our employees include our President and Chief Executive Officer, Chief Financial Officer, eleven sales and technical support personnel, and seven software developers. We also employ contractors as needed.

We manage our own server infrastructure and use the services of an external hosting facility. We have racks of server and storage hardware at four physical locations (three in Vancouver, Canada and one in London, England). Servers are highly redundant with RAIDs, custom switches, redundant power supplies and multiple connections to the internet backbone. Access to the network is load balanced across the server locations, providing total bandwidth of 2.2 gigabits per second and continued access to users if a facility ever failed.

Research and Development

Total research and development expenditures for the year ended August 31, 2010 were $1,193,618 (2009: $893,715).

COMPETITION

MPE®

The nature of the pre-release digital distribution of promotional music ultimately lends itself to one dominant system where labels and recipients participate. Play MPE® has the largest market share of a relatively new market and a network effect entrenches the system as it is difficult for any one user to switch to an alternative without the entire industry switching.

Play MPE® has several advantages over physical distribution (mail, courier or hand delivery) of manufactured CD’s. Digital distribution through Play MPE® is faster, less expensive, more reliable, more secure, provides additional real time and more accurate reporting of usage, provides a great deal of added functionality and provides the error free and automatic transmission of “meta data”. Meta data includes International Standard Recording Codes (ISRC) – which is a standard code for uniquely identifying sound recordings and music video recordings - song and artist names, beats per minute, release and impact dates, etc. The automatic transmission of this meta data reduces the time required for manual data entry into radio automation software on the receiving side and eliminates inaccuracies in royalty reporting.

Play MPE® provides extensive functionality, security and audio quality and while significant savings are realized over physical delivery, lower cost digital options exist. No digital delivery competitors have as extensive a recipient network or global presence as Play MPE®. The Company expects that competition will be strongest where audio quality, security, recipient network, and reporting are not as important as cost.

The Company has entered into a large number of strategic alliances to ensure that Play MPE® is an integrated part of the music industry. These include:

  Allaccess.com, the US industry news site,
  Milkman-unlimited.com, the Canadian music industry job site
  Shooting Star pictures, our exclusive distributor in Australia and New Zealand, and,
  RCS (http://www.rcsworks.com) is launching a Play MPE® powered site branded as Musicpoint, which will provide instant access to over 9,000 customers across its product lines, RCS is the leading supplier of radio automation and scheduling software, marketed under the brands Selector, GSelector and NexGen Digital.

Play MPE® integrates with Wide Orbit Automation for Radio, various product offerings from OMT and supports Broadcast Electronic’s Audio Vault.

The Company exports directly into a wide variety of back end systems such as Clear Channel's Prophet system, the BBC's internal distribution system and Sirius XM's servers. Mediabase, the dominant supplier of reporting information to the recording industry exclusively links download links where ever a new song appears and these links direct their users to register into our system to access this content.

A tabular comparison is set out below which outlines some of the more significant competitive advantages relative to competing digital solutions or to physical delivery. Competing digital solutions generally show a low investment in technology resulting in less secure and lower quality sound distributions. Direct competitors are often regional, with little global presence.

	Play MPE®		Competing alternatives	Physical Distribution
Speed	Proprietary lossless compression at 4 times download speed or 15 times download speed with inaudible compression loss.		Trade off between slower download speeds or lower quality file.	Dependent on mail courier.
Security	User and machine authentication. Digital locking and Watermark available		Watermarking, password and other access control methods.	Typically no security.
Watermarking	•	Patent pending proprietary watermark "Methods for Watermarking Media Data"	• Not available or Licensed 3rd party watermarks	Unique individual watermarking not available.
	•	Embeds in real time	• Range available offers trade off between audio quality and reliability
	•	Uniquely identifies the recipient account,
	•	Survives on air broadcast and compression,	• Longer implementation required
	•	Inaudible	• Does not survive on air broadcast, conversion to new formats, compression or filtering
	•	Integrated with the IFPI
• None known to be integrated with the IFPI
Cost	Estimated to be approximately 80% savings over physical		Unknown range	Costs generally include:
• mail or courier charges
• manufacture of CD
• address label, packaging,
• list maintenance
Streaming	Instant, Clipstream® powered		3rd party players and codecs.	Not applicable
Reporting	Real time		None to real time	None
Player Versions and capabilities	•	PC	Required 3rd party players which require correct version and association information.	Labor intensive process to encode into a digital format at radio to integrate into radio automation and reporting software systems
	•	Mac and,
	•	iPhone player versions including the following proprietary software features:
	•	encrypted audio playback,
	•	drag and drop play lists,
	•	integrated CD burning,
	•	export to other formats
Portability	No Player required “Play MPE Direct to Web” supports playerless streaming and download from any web browser		Websites require installation of a third party media player and authentication agents	Portable.
Meta Data	Fingerprinting, photos, video, PDF’s, Data (ISRC codes, intro times, beats per minute, etc.) exported into radio automation system/software. Exclusive integration with RCS Sound Software – the world’s leading radio scheduling software provider.		Artist name, title, label, compatible with only one automation system.	Radio must manually input “meta data” requiring more labor and leading to errors causing errors in royalty reporting.
Formats	CD, WAV, MP2, MP3, AAC, WMA		MP3, WMA, WAV	CD

Clipstream®

Our principal competitor for Clipstream® is Adobe Flash and to a lesser extent, the player solutions provided by Apple, Real Networks and Microsoft. Flash is recognized as the dominant player in the space, with a near monopoly over instant play streaming video. Clipstream® has a number of economic and usability advantages that make it extremely compelling in certain circumstances, but the margins on streaming licenses are low. The corporate strategy is to license Clipstream® to niches where its cost, security and performance advantages are extremely beneficial, while creating new service offerings that embrace competing technologies while extending them with the benefits of Clipstream®.

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

ITEM 1A.        RISK FACTORS

We face risks in executing our business plan and achieving revenues. The following risks are material risks that we face. We also face the risks identified elsewhere in this Annual Report, including those risks identified under Item 1 –Description of Business, including Competition and Government Regulation, and Item 6 – Management Discussion and Analysis or Plan of Operations. If any of these risks occur, our business and our operating results and financial condition could be seriously harmed.

If revenues decline, then our financial condition and results of operations will be adversely affected.

Over 90% of our revenue is generated from our Play MPE® distribution service. Competitors may arise and/or customers may not renew distribution contracts. This factor could cause our revenue to decrease with the result that our financial condition and operating results would be adversely affected. Competitors have been small, regionally based, have limited resources, and have yet to capture a material share of the market. If a competitor were to develop a comparable or superior product, our market share could be reduced.

If we are not able to control our operating expenses, then our financial condition may be adversely affected.

Operating expenses increased to $3,082,320 for the year ended August 31, 2010 from $2,515,666 for the year ended August 31, 2009 while our revenue increased to $3,771,382 for the year ended August 31, 2010 from $2,560,447 for the year ended August 31, 2009. Our ability to maintain profitability is conditional upon our ability to control our operating expenses. While we have been successful in containing our operating expenses, there is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

If we are not successful in legal proceedings against us, then our business and financial condition could be adversely affected.

We are currently party to two counterclaims and one claim against the Company, as described in Item 3 of Part I under the heading “Legal Proceedings”. If we are not successful in these legal proceedings and are forced to make payments of damages to the plaintiffs, then our business and our financial condition would be adversely affected.

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

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. An increase in the value of the Canadian dollar in relation to the United States dollar and/or Euro could have the effect of increasing our loss from operations. We do not currently hedge our foreign currency exposures.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None

ITEM 2.           PROPERTIES

Our head office is located in leased premises at Suite 750, 650 Georgia Street, Vancouver, British Columbia, Canada V6B 4N7. Our principal business operations are carried out from head office. Our leased premises consist of approximately 5,792 square feet. We pay rent of approximately $19,000 Canadian (equal to approximately $18,000 US) per month. The lease expires October 30, 2013. We consider our leased premises adequate for our current business purposes.

The Company owns proprietary algorithms, source code, web domain addresses, patents, trademarks and other intellectual property.

Patents

1. Digital Locking "Digital Media Distribution Method and System" (Granted US 20020146122)

This patent provides a method of locking digital content which prevents play back on unauthorized machines and devices. Claims include separating security from the content, so that content files can be shared securely over peer to peer networks. This is one of the earliest patents for securing peer to peer distributed content.

http://www.dsny.com/v7/pdfs/Digital_media_distribution_method_and_sy.pdf

One of the more important claims in this patent is the ability to uniquely recognize a particular computer. Uniquely identifying a person’s computer is a common issue which is usually approached by saving cookies or beacons to the user’s computer or by tracking IP addresses. These are not reliable solutions as cookies are easily deleted and IP addresses easily changed. Destiny’s propriety hash code process creates a serial number that can be used to recognize the user on subsequent visits without ever saving anything to that user’s computer.

2. Watermarking "Methods for Watermarking Media Data" (US 20080098022) (pending Japan, Europe, Canada, USA)

Destiny has a developed a watermarking technology which can uniquely identify the individual who originally accessed a particular song. Our watermark is unique as it can be embedded and identified rapidly, it is inaudible, it survives on air broadcast, compression and conversion to other formats and is virtually impossible to remove. Patents are pending in the US, Canada, Europe, Japan and China.

Our watermarking technology is used in the Play MPE® distribution system when songs are exported or when streaming a track.

Other watermarking technologies are slow and provide a trade off between a destruction of audio quality and the ease that they can be filtered out.

http://www.dsny.com/v7/pdfs/METHODS_FOR_WATERMARKING_MEDIA_DATA.pdf

Registered Trademarks

Clipstream®
Granted: USA, Canada, Japan, Israel, European Community
Pending: China

Play MPE®
Granted: Japan, USA, Canada, European
Community, Japan
Pending: China

MPE®
Granted: Japan, USA, Canada, European
Community
Pending: China

Sonox Digital®
Granted: Japan, European Union
Pending: Canada, USA, China

Domain Names

Destiny owns a large number of domain names, including many valuable four letter (dice.net, dsny.com) and URL’s featuring common words (radio-play.com, streamingaudio.com, pirateradio.com and many others.)

Trade Secrets

As an innovative software development Company, the Company has a wide range of proprietary algorithms and software libraries which form the core of its offerings.

ITEM 3.          LEGAL PROCEEDINGS

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

b)       On May 3, 2007, the Company filed a claim in Ontario Superior Court against the Defendant (Yangaroo Inc.), and executives of the Defendant, Chief Executive Officer of the Defendant and Chief Financial Officer of the Defendant (collectively the “Defendants”) in the amount of $25,000,000 caused by the Defendants making statements constituting defamation and injurious falsehood, making false or misleading statements tending to discredit the business, making false or misleading representations contrary to the Competition Act of Canada, and unlawful interference with the Company’s economic relations. On June 7, 2007, the Defendant filed a statement of defense and counterclaim against the Company for the same amount and for the same causes. The company has filed a motion to dismiss the counterclaim as frivolous.

c)       On May 12, 2009, the Company was served with a complaint in the United States District Court for the Eastern District of Wisconsin by the Defendant (the “Claimant”) in the Canadian litigation above, alleging that the Company infringes on its recently issued one method claim in United States Patent No. 7,529,712. On September 18, 2009 the Company filed an Answer, which included a statement of its defenses. On June 7, 2010, based solely on the Company’s first of five defenses, the District Court ruled in Destiny's favor to dismiss the claim in its entirety. This ruling is currently being appealed..

The amount of damages awarded to the Company or the Defendants/Claimant, if any, cannot be reasonably estimated and no amount has been recognized in the financial statements. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

On August 12, 2009 the Company received a statement of claim in the Supreme Court of British Columbia from a former employee for wrongful dismissal and breach of contract after that employee relocated to Mexico and maintained he should keep his position. The claim is for approximately $170,000 ($180,000 CDN) plus an award of stock options and unspecified damages. The Company believes the claim is completely without merit and will defend its position. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

ITEM 4.           (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol DSNY. The first day on which the Company’s shares were traded under the stock symbol DSNY was June 26, 2000. The high and the low trading prices for our shares for each quarter of the last two fiscal years were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2009	$0.43	$0.15
2nd Quarter 2009	$0.39	$0.15
3rd Quarter 2009	$0.30	$0.17
4th Quarter 2009	$0.35	$0.19
1st Quarter 2010	$0.55	$0.28
2nd Quarter 2010	$0.54	$0.36
3rd Quarter 2010	$0.53	$0.36
4th Quarter 2010	$0.48	$0.30

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Common Stock

As of November 24, 2010 we had 50,628,347 shares of our common stock outstanding and there were 73 registered shareholders of our common stock including the Depository Trust's nominee, which represents an unknown number of street form shareholders.

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

Recent Sales of Unregistered Securities

During the year ended August 31, 2010, 336,000 shares were issued in a cashless exercise of 600,000 warrants with an exercise price of $0.22. 108,200 shares were issued in a cashless exercise of 289,000 options with an exercise price of $0.25. 25,000 shares were issued in an exercise of 25,000 options with cash proceeds of $6,250.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 20, 2009 Destiny's board of directors authorized a program to repurchase up to 1 million shares of the Company's common stock at a maximum share purchase price of $0.80 per share. As of May 28, 2010 The Company repurchased one million shares, representing approximately 2% of the shares outstanding at an average price of $.446 for a total approximate cost of $446,000. Repurchases were made at times and amount the Company deemed appropriate and were made through open market transactions in compliance with the Securities and Exchange Commission's Rule 10b-18.

On July 6, 2010, The board of directors authorized a second tranche to repurchase up to 1.5 million shares of the Company's common stock at a maximum share purchase price of $0.80 per share. As of August 31, 2010, the Company has purchased 49,000 shares at an average price of $0.44. Future repurchases will be at times and in amounts as the Company deems appropriate and will be made through open market transactions. All repurchases will be made in compliance with the Securities and Exchange Commission's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The board approved stock repurchase program runs through June 30th, 2011. In addition to the applicable securities laws, the Company will not make any purchases during a time at which its insiders are subject to a blackout from trading in the company's common shares. The following table sets forth information about our stock repurchases for the three months ended August 31, 2010.

Period (1)	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
June 1, 2010 to June 30, 2010	-	$ -	-	-
July 1, 2010 to July 31, 2010	49,000	$ 0.44	49,000	1,451,000
August 1, 2010 to August 31, 2010	-	$ -	-	1,451,000
Total	49,000	$ 0.44	49,000	0

(1) Based on trade date.
(2) All of these shares were repurchased pursuant to publicly announced share repurchase programs.
(3) During the year ended August 31, 2010, the company repurchased a total of 1,049,000 shares pursuant to publicly announced share repurchase programs. All of 1,049,000 shares had been cancelled.

OTHER INFORMATION

In addition to publicly announced share repurchase programs, the Company repurchased 150,000 stock options at a weighted average price of $0.25 per unit not pursuant to publicly announced share repurchase programs.

ITEM 6.          SELECTED FINANCIAL DATA

			Fiscal year
	2010	2009	2008	2007	2006
	(Expressed in United States dollars, except per share amounts)
Continuing Operations:
Service revenue	$3,771,382	$2,560,447	$1,578,888	$875,544	$884,082
Income (loss) from continuing operations	689,062	44,781	(2,404,933)	(2,119,068)	(520,585)
Net income (loss)	1,686,073	610,831	(2,293,178)	(2,096,974)	(485,335)
Net income (loss) per common share, basic and diluted	$0.03	$0.01	$(0.05)	$(0.04)	$(0.01)

Balance Sheet:
Working capital	$976,139	$658,673	$(192,772)	$1,229,357	$(59,429)
Total assets	2,578,817	1,425,944	661,437	1,787,055	388,857
Long-term liabilities	3,745	13,987	100,000	100,000	133,968
Stockholders’ equity (deficit)	2,059,369	790,934	(132,609)	1,351,629	(101,495)

The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2010

Revenue

Total revenue for the year grew to $3,771,382 (2009 - $2,560,447), an increase of approximately 47% over the fiscal 2009 year. Fourth quarter revenue increased to $901,607 (fourth quarter fiscal 2009 - $872,569).

The growth in revenue is driven by the growth in our Play MPE® system, where access fees for the year have grown by more than 55% over the previous year. Play MPE® continues to see substantial revenue growth that it has seen over the previous four years.

	2007	2008	2009	2010
Play MPE® Revenue	$446,594	$1,154,845	$2,256,871	$3,501,743
Growth over prior year	138%	159%	95%	55%

Play MPE® is the world leader in an evolving business which is transforming the way record labels distribute pre-release music. We have seen the transition from traditional distribution methods to Play MPE® begin gradually and the growth seen in prior years has continued into 2010. The growth in revenue over the previous year has been realized across formats, through existing clients, and through new clients in new geographic areas and includes; a 19% increase in North American Major Record Label revenue, and a 32% increase in North American independent record label revenue. European revenue increased by 188% mainly due to a continued rollout by two major labels to sublabels in new territories. These labels intend to expand usage globally over the next two years. Australasian revenue increased by 54% through expanded independent record label use.

During 2010 we established an expanded framework for distribution and renewed agreements with three of the four major record labels. We began to see preliminary use of Play MPE® in numerous European countries, and tests in Asia, South America and Africa. While, the digital distribution of pre-release music is still at an early stage, the value propositions of the Play MPE® system are both compelling and numerous and we have found we compete well against traditional and alternative methods of distribution in the market. Our product provides significant advantages such as reducing the costs and lead times, providing feedback on usage to the record labels, and enhanced global security, with the added appeal of reducing the impact on the environment. Play MPE® provides many significant advantages over competing solutions such superior sound quality, superior security, constructive business relationships, more advantageous partner relationships, a network of regular users and countless added functions of the player software and total service offering.

The majority of our revenue is generated from digital media distribution service. The service is billed on usage which is based on the volume and size of distributions provided on a monthly basis (“sends”) A “send” is a song, bundle of songs, album, box set, or video, authorized to be sent to a particular recipient. The revenue associated with each “send” will be on a sliding scale depending on the size of the particular send (song length for example). The system provides each label under contract to manage their own lists of recipients and directly encode and distribute their songs. This added ability provided to our clients substantially eliminates the strain on our own internal resources that can be seen in competing solutions and allows for high growth potential. All such revenues are recognized on a monthly basis as the services are delivered to customers, except where extended payment terms exist. Such revenues are only recognized when the extended payment term expires.

We generally charge monthly and per send minimums, although some contracts are grandfathered from before this policy was introduced

For customers where it is not appropriate to enter into a formal contract we provide access to the Play MPE® system through www.myplaympe.com or through our staff quoting system.

Real time usage statistics for Play MPE® are available at: http://www.plaympe.com/v4/company/plaympestats.php

The MPE® security engine also powers our online music store software suite (www.podds.ca) which provides for the remainder of MPE® revenue.

Approximately 7% of our revenues are derived from sales of our Clipstream® software which declined from the previous year by 13%. This reflects a management strategy of focusing sales, marketing and support resources on MPE® until the new automated system for Clipstream® is available. We hope to increase sales of Clipstream® licenses through our hosted solution, and other license opportunities.

Radio Destiny sales represent 0.3% of our total revenue.

Operating Expenses

Overview

As our technologies and products are developed and maintained in-house, the majority of our expenditures is on salaries and wages and associated expenses; office space, supplies and benefits. Our operations are primarily conducted in Canada. The majority of our costs are incurred in Canadian dollars while the majority of our revenue is in Euros and US dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the year, the rise in the value of the Canadian dollar relative to the US dollar had an adverse impact on the Company.

For the year of 2010, our total operating expenses have increased by 22% to $3,082,320 from $2,515,666. The majority of this increase was due to an increase in the volume of legal work associated with litigation with a Canadian competitor, higher salaries and wages, due in part to greater staffing and exchange rate fluctuations, and one time costs associated with our listing on the TSX Venture Exchange.

On October 12, 2010, the Company has been approved by TSX Venture Exchange to commence trading under the symbol “DSY”.

Rent expense of $307,907 is offset by our sub-lease rental income of $118,043 which is included in “Other income’’ in the Statement of Operations.

General and administrative	31-August	31-August	$	%
	2010	2009	Change	Change
	(12 months)	(12 months)
Wages and benefits	331,749	366,920	(35,171)	-9.6%
Rent	63,438	71,139	(7,701)	-10.8%
Telecommunications	22,834	23,468	(634)	-2.7%
Bad debt (recovery)	(10,696)	16,474	(27,170)	-164.9%
Office and miscellaneous	227,894	77,020	150,874	195.9%
Professional fees	414,149	205,024	209,125	102.0%
	1,049,368	760,045	289,323	38.1%

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The increase in professional fees is due to an increase of volume of legal work associated with litigation, and patents and trademark applications. Litigation increased primarily due to an action with a small regional competitor which has been dismissed subject to appeal. Office and miscellaneous costs have increased due to fees associated with TSX Venture listing application.

Sales and marketing	31-August	31-August	$	%
	2010	2009	Change	Change
	(12 months)	(12 months)
Wages and benefits	365,182	379,529	(14,347)	-3.8%
Rent	66,001	71,139	(5,138)	-7.2%
Telecommunications	23,757	23,468	289	1.2%
Meals and entertainment	10,775	828	9,947	1201.3%
Travel	58,497	49,451	9,046	18.3%
Advertising and marketing	262,016	297,510	(35,494)	-11.93%
	786,228	821,925	(35,697)	-4.3%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. During the year ended August 31, 2010, Play MPE® has received significant support from the world’s largest record labels and achieved symbiotic relationships with partners within the music industry resulting in cost effective and organic marketing efforts and the need for higher cost marketing efforts has decreased. We expect that the business relationships we have developed will provide catalysts to global expansion and barriers to entry with potential competitors should they arise.

Research and development	31-August	31-August	$	%
	2010	2009	Change	Change
	(12 months)	(12 months)
Wages and benefits	933,307	701,655	231,652	33.0%
Rent	178,469	136,038	42,431	31.2%
Telecommunications	64,656	44,878	19,778	44.1%
Other	17,186	11,144	6,042	54.2%
	1,193,618	893,715	299,903	33.6%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase is mainly due to increased staffing and consulting requirements due to an increased ongoing investment in building out the functionality of our Play MPE® (which accounts for over 90% of our revenue) and the development of two new Clipstream® service offerings, which have yet to launch.

During the year, ongoing research and development for Play MPE® focused on:

1.	Expanding the encoder system to better support collaborative encoding of content across various territories and reuse of assets for regional marketing campaigns,
2.	Developing the server infrastructure to support higher availability, failover and system self monitoring and self repair processes,
3.	Improving security systems, including monitoring unusual recipient usage,
4.	Designing a new player version,
5.	Integration with third party systems and networks, and
6.	Responding to customer driven feature requests.

Costs associated with the above in connection to Play MPE® did not meet the criteria for capitalization and, thus, were charged to expense as incurred.

Depreciation and Amortization

Depreciation and amortization expense arose from fixed assets and other assets. Depreciation and amortization increased to $53,106 for the fiscal year ended August 31, 2010 from $39,981 for the fiscal year ended August 31, 2009, an increase of $13,125 or 32.80% . The increase was due to more computer hardware purchased arising from more volume of deliveries.

Other earnings and expenses

Other income increased to $118,129 for the year ended August 31, 2010 from $102,351 for the year ended August 31, 2009 due to an increase on rental income, an increase of $15,778.

Interest income increased to $3,359 for the year ended August 31, 2010 from $3,107 for the year ended August 31, 2009, an increase of $252.

Interest expense decreased to $2,477 for the year ended August 31, 2010 from $4,692 for the year ended August 31, 2009, a decrease of $2,215.

Income

During the year ended August 31, 2010, we have net income of $1,686,073 (August 31, 2009 –$610,831). The profit realized during the period is the result of steady improvements of the Company’s revenue. Earnings before interest income and expenses, taxes, depreciation and amortization and stock based compensation (EBITDA) reached $908,267 for the year ended August 31, 2010 (August 31, 2009 -$287,067).

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $491,012 as at August 31, 2010 compared to cash of $253,100 as at August 31, 2009. We had a working capital surplus of $976,139 as at August 31, 2010 compared to $658,673 as at August 31, 2009.

Cash Flows

Net cash generated in operating activities was $841,844 for the year ended August 31, 2010, compared to $61,909 for the year ended August 31, 2009. The increase is mainly due to an increase in our sales in MPE which makes up the majority of our total revenue increase of approximately $1,200,000. This increase in revenue was offset somewhat by an increase in operating costs and a reduction in accounts payable as the Company reduced accounts payable to avoid or eliminate interest and other associated fees.

The cash used in investing activities was $54,250 for the year ended August 31, 2010, compared to $27,649 for the year ended August 31, 2009. The Company added another facility to improve reliability, availability and capacity. Additional server hardware was required for the new location and to update equipment at other locations.

Net cash used in financing activities was $572,397 for the year ended August 31, 2010 compared to net cash of $117,894 provided by financing activities for the year ended August 31, 2009. The change was mainly due to the share buyback program during the fiscal year 2010. The company repurchased 1,049,000 shares with a cost of $497,660 during the fiscal year 2010. Also there was a reduction of shareholder loans. The Company repaid shareholder loans of $71,000 for year ended August 31, 2010 compared to net proceeds of shareholder loans of $24,000 for the year ended August 31, 2009. The proceeds from exercise of stock options decreased to $6,250 for the year ended August 31, 2010 compared to $100,000 for year ended August 31, 2009.

Our cash from operations was able to provide sufficient funds during the fiscal year end of August 31, 2010. We are encouraged by our revenue growth in fiscal 2010 as our record label clients incorporate Play MPE® into their work flow.

MATERIAL OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingent liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

The following critical accounting policies affect our more significant estimates and assumptions used in preparing our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 985-605, Revenue Recognition. Accordingly, revenue is recognized when there is persuasive evidence of an arrangement, delivery to the customer has occurred, the fee is fixed and determinable, and collectability is considered probable.

The majority of our revenue is generated from digital media distribution service. The service is billed on usage which is based on the volume and size of distributions provided on a monthly basis. All revenues are recognized on a monthly basis as the services are delivered to customers, except where extended payment terms exist. Such revenues are only recognized when the extended payment term expires.

At present, the Company does not have yet have a standard business practice for contracts that contain extended payment terms, and therefore recognizes revenue from such contracts when the payment terms lapse and all other revenue criteria have been met.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period material differences in the amount and timing of revenue recognized could result.

Stock-Based Compensation

We recognize the costs of employee services received in share-based payment transactions according to the fair value provisions of the current share-based payment guidance. The fair value of employee services received in stock-based payment transactions is estimated at the grant date and recognized over the requisite service period. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life.

We selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value of our share-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. Our current estimate of volatility is based on historical and market-based implied volatilities of our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation cost recognized in future periods. We derive the expected term assumption primarily based on our historical settlement experience, while giving consideration to options that have not yet completed a full life cycle. Stock-based compensation cost is recognized only for awards ultimately expected to vest. Our estimate of the forfeiture rate is based primarily on our historical experience. To the extent we revise this estimate in the future, our share-based compensation cost could be materially impacted in the quarter of revision, as well as in the following quarters. In the future, as empirical evidence regarding these input estimates is available to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates.

Research and Development Expense for Software Products

Research and development expense includes costs incurred to develop intellectual property. The costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. We have determined that technological feasibility is established at the time a working model of software is completed. Because we believe our current process for developing software will be essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

Significant management judgments and estimates must be made in connection with determination of any amounts identified for capitalization as software development costs in any accounting period. If we made different judgments or utilized different estimates for any period material differences in the amount and timing of capitalized development costs could occur.

Accounts Receivable and Allowance for Doubtful Accounts

We extend credit to our customers based on evaluation of an individual customer's financial condition and collateral is generally not required. Accounts outstanding beyond the contractual payment terms are considered past due. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are beyond the contractual payment terms, our previous loss history, and a customer's current ability to pay its obligation to us. We write-off accounts receivable when they are identified as uncollectible. All outstanding accounts receivable accounts are periodically reviewed for collectibility on an individual basis.

Income Taxes

Deferred income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted income tax rates by tax jurisdiction at each balance sheet date. Deferred income tax assets also result from unused loss carry-forwards and other deductions. The valuation of deferred income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated realizable amount. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, and current and enacted tax legislation and other temporary differences between book and tax accounting to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. There is a risk that management estimates for operating results could vary significantly from actual results, which could materially affect the valuation of the future income tax asset. Although the Company has tax loss carry-forwards and other deferred income tax assets, management has determined certain of these deferred tax assets do not meet the more likely than not criteria, and accordingly, these deferred income tax asset amounts have been partially offset by a valuation allowance as disclosed in Note 5 of our consolidated financial statements.

If management’s estimates of the cash flows or operating results do not materialize due to errors in estimates or unforeseen changes to the economic conditions affecting the Company, it could result in an impairment adjustment in future periods up to the carrying value of the deferred income tax balance of $1,328,000.

Contingencies

As discussed in Part I, Item 3 of this Form 10−K under the heading “Legal Proceedings” and in Note 8 “Contingencies” in Notes to Consolidated Financial Statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In accordance with US GAAP, the Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets including tangible assets in accordance with authoritative guidance. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we recognize such impairment in the event the carrying amount of such assets exceeds the future undiscounted cash flows attributable to such assets. We have not recorded any impairment losses to date.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the FASB issued a new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820, requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods.

In August 2009, the FASB issued a new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

In May 2009, the FASB issued a new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

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

Accounting Standards Not Yet Effective

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-14, “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force.” This Update removes tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included within ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. A company is required to adopt the amendments in both ASU 2009-13 and 2009-14 in the same period using the same transition method. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation – Stock Compensation (Topic 718)”. The objective of this Update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The Update provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of this update on the consolidated financial statements.

Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the year, the rise in the value of the Canadian dollar relative to the US dollar had an adverse impact on the Company. The effect of the stronger Canadian dollar in 2010 contributed approximately $250,000 to the increase in operating expenses during 2010 compared to 2009.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Audited Consolidated Financial Statements for the Year Ended August 31, 2010:

1.	Report of Independent Registered Public Accounting Firm – BDO Canada LLP

2.	Report of Independent Registered Public Accounting Firm – Manning Elliott LLP

3.	Consolidated Balance Sheets as at August 31, 2010 and 2009;

4.	Consolidated Statement of Operations for the Years Ended August 31, 2010 and 2009;

5.	Consolidated Statement of Changes in Stockholders' Equity for the Years Ended August 31, 2010 and 2009;

6.	Consolidated Statement of Cash Flows for the Years Ended August 31, 2010 and 2009;

7.	Notes to Consolidated Financial Statements.

Consolidated Financial Statements

Destiny Media Technologies Inc.
August 31, 2010 and 2009
(Expressed in United States dollars)

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders
Destiny Media Technologies Inc.
Vancouver, Canada

We have audited the accompanying consolidated balance sheet of Destiny Media Technologies Inc. (the “Company”) as of August 31, 2010, and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the year ended August 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destiny Media Technologies Inc. at August 31, 2010, and the results of its operations and its cash flows for the year ended August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Canada LLP

Chartered Accountants

Vancouver, Canada
November 25, 2010

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

CHARTERED ACCOUNTANTS

Vancouver, Canada

November 27, 2009

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS

As at August 31	(Expressed in United States dollars, except share data)

	2010	2009
	$	$

ASSETS
Current
Cash and cash equivalents	491,012	253,100
Accounts receivable, net of allowance for doubtful accounts of $17,093 [2009 – $2,289]	542,932	502,275
Other receivables	45,616	15,120
Prepaid expenses	32,282	59,201
Deferred tax assets – current portion [note 5]	380,000	450,000
Total current assets	1,491,842	1,279,696
Deposits	9,496	9,158
Property and equipment, net [note 3]	129,479	123,770
Deferred commission costs	—	13,320
Deferred tax assets – long term portion [note 5]	948,000	—
Total assets	2,578,817	1,425,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	220,538	349,164
Accrued liabilities	259,388	176,624
Shareholder loan payable [note 7]	—	68,681
Deferred revenue	25,018	17,198
Obligation under capital leases – current portion [note 6]	10,759	9,356
Total current liabilities	515,703	621,023
Obligation under capital leases – long term portion [note 6]	3,745	13,987
Total liabilities	519,448	635,010

Commitments and contingencies [notes 6 and 8]
Stockholders’ equity
Common stock, par value $0.001 (Note 4)
Authorized: 100,000,000 shares Issued and outstanding: 51,143,847 shares [August 31, 2009 - 51,723,647 shares]	51,145	51,725
Additional paid-in capital	9,049,308	9,492,168
Accumulated Deficit	(7,214,541)	(8,900,614)
Accumulated other comprehensive income	173,457	147,655
Total stockholders’ equity	2,059,369	790,934
Total liabilities and stockholders’ equity	2,578,817	1,425,944

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended August 31	(Expressed in United States dollars, except share or per share data)

	2010	2009
	$	$

Service revenue [note 9]	3,771,382	2,560,447

Operating expenses
General and administrative	1,049,368	760,045
Sales and marketing	786,228	821,925
Research and development	1,193,618	893,715
Depreciation and amortization	53,106	39,981
	3,082,320	2,515,666
Income from operations	689,062	44,781
Other income (expenses)
Other income	118,129	102,351
Gain on settlement of debt	—	15,284
Interest income	3,359	3,107
Interest and other expense	(2,477)	(4,692)
Income before provision for income taxes	808,073	160,831
Recovery for deferred income taxes (Note 5)	878,000	450,000

Net income	1,686,073	610,831

Net income per common share, basic and diluted	0.03	0.01

Weighted average common shares outstanding:
Basic	51,637,922	51,515,428
Diluted	52,274,419	51,585,134

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended August 31	(Expressed in United States dollars)

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	income
	#	$	$	$	$	$
Balance, September 1, 2008	51,090,314	51,092	9,208,131	(9,511,445)	119,613	(132,609)
Net income for the year	—	—	—	610,831	—	610,831
Foreign currency translation gain	—	—	—	—	28,042	28,042
Comprehensive income						638,873
Common stock issued on options exercised	500,000	500	99,500	—	—	100,000
Common stock issued for share settlement	133,333	133	99,867	—	—	100,000
Stock based compensation	—	—	84,670	—	—	84,670
Balance, August 31, 2009	51,723,647	51,725	9,492,168	(8,900,614)	147,655	790,934
Net income for the year	—	—	—	1,686,073	—	1,686,073
Foreign currency translation gain	—	—	—		25,802	25,802
Comprehensive income						1,711,875
Common stock issued on options exercised	133,200	133	6,117	—	—	6,250
Common stock issued on warrants exercised	336,000	336	(336)	—	—	—
Common stock repurchased and cancelled	(1,049,000)	(1,049)	(466,611)	—	—	(467,660)
Stock options repurchased and cancelled	—	—	(30,000)	—	—	(30,000)
Stock based compensation	—	—	47,970	—	—	47,970
Balance, August 31, 2010	51,143,847	51,145	9,049,308	(7,214,541)	173,457	2,059,369

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended August 31	(Expressed in United States dollars)

	2010	2009
	$	$

OPERATING ACTIVITIES
Net income	1,686,073	610,831
Items not involving cash:
Depreciation and amortization	53,106	39,981
Gain on settlement of debt	—	(15,284)
Stock-based compensation	47,970	84,670
Loss on disposal of capital assets	—	2,228
Deferred commission costs	13,908	(12,348)
Deferred income taxes	(878,000)	(450,000)
Changes in non-cash working capital:
Accounts receivable	(22,340)	(172,814)
Other receivables	(30,062)	(2,529)
Prepaid expenses	29,308	46,910
Accounts payable	(146,431)	(4,795)
Accrued liabilities	81,076	(61,626)
Deferred revenue	7,236	(3,315)
Net cash provided by operating activities	841,844	61,909

INVESTING ACTIVITIES
Purchase of equipment	(54,250)	(27,649)
Net cash used in investing activities	(54,250)	(27,649)

FINANCING ACTIVITIES
Repayments on capital lease obligations	(9,769)	(5,877)
Proceeds of shareholder loans	—	201,456
Repayments of shareholder loans	(71,218)	(177,685)
Proceeds from exercise of stock options	6,250	100,000
Repurchase of stock and options	(497,660)	—
Net cash (used in) provided by financing activities	(572,397)	117,894

Effect of foreign exchange rate changes on cash	22,715	9,577

Net increase in cash during the year	237,912	161,731
Cash, beginning of year	253,100	91,369
Cash, end of year	491,012	253,100

Supplementary disclosure
Interest paid	2,477	4,692
Income taxes paid	—	—
Non-cash investing activity
Property and equipment acquired under capital lease	—	27,517

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

1. ORGANIZATION

Destiny Media Technologies Inc. (the “Company”) was incorporated in August 1998 under the laws of the State of Colorado. The Company develops technologies that allow for the distribution over the Internet of digital media files in either a streaming or digital download format. The technologies are proprietary. The Company operates out of Vancouver, BC, Canada and serves customers predominantly located in the United States, Europe and Australia.

The Company’s stock is listed for trading under the symbol “DSNY” on the OTC Bulletin Board in the United States, under the symbol “DSY” on the TSX Venture Exchange and under the symbol “DME” on the Berlin, Frankfurt, Xetra and Stuttgart exchanges in Germany.

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Destiny Software Productions Inc. and MPE Distribution Inc. All inter-company balances and transactions have been eliminated on consolidation.

Use of estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. We regularly evaluate estimates and assumptions related to revenue recognition, estimated useful lives for property and equipment, allowances for doubtful accounts, sales returns and allowances, stock-based compensation expense, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and actual results, our future results of operations will be affected.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Cash and cash equivalents

We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Revenue recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 985-605, Revenue Recognition. Accordingly, revenue is recognized when there is persuasive evidence of an arrangement, delivery to the customer has occurred, the fee is fixed and determinable, and collectability is considered probable.

The majority of the Company’s revenue is generated from digital media distribution service. The service is billed on usage which is based on the volume and size of distributions provided on a monthly basis. All revenues are recognized on a monthly basis as the services are delivered to customers, except where extended payment terms exist. Such revenues are only recognized when the extended payment term expires.

When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled. Cash received in advance of meeting the revenue recognition criteria is recorded as deferred revenue.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Long-lived assets

Long-lived assets held for use are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Impairment is measured by a two step process: Step 1) the carrying amount of the asset is compared with its estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition. If the carrying amount is lower than the undiscounted future cash-flows, no impairment loss is recognized. Step 2) If the carrying amount is higher than the undiscounted future cash-flows then an impairment loss is measured as the difference between the carrying amount and fair value which may be based on internally developed discounted cash flow estimates, quoted market prices, when available, or independent appraisals. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of August 31, 2010, there were no impairment indicators present.

Litigation and settlement costs

We are involved in disputes, litigation and other legal actions. In accordance with ASC 450, Contingencies, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Research and development costs

Research costs are expensed as incurred. Development costs are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company’s products are generally released soon after technological feasibility has been established and therefore costs incurred subsequent to achievement of technological feasibility are not significant and have been expensed as incurred.

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization is taken over the estimated useful lives of the assets and is calculated using the declining balance method at the following annual rates, commencing upon utilization of the assets:

Furniture and fixtures	20%
Computer hardware	30%
Computer software	50%
Leasehold improvements	Straight-line over lease term

Translation of foreign currencies

The Company’s functional currency is the U.S. dollar. Financial statements of foreign operations for which the functional currency is the local currency are translated into U.S. dollars with assets and liabilities translated at the rate of exchange in effect at the balance sheet date and revenue and expense items translated at the average rates for the period. Unrealized gains and losses resulting from the translation of the consolidated financial statements are deferred and accumulated in a separate component of stockholders’ equity as a foreign currency translation gain (loss) in accumulated other comprehensive income. Transactions denominated in foreign currencies are translated at the exchange rate in effect on the transaction date. Foreign currency gains and losses are included as a component of general and administrative expenses in the consolidated statements of operations.

The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. The Company has not entered into contracts for foreign exchange hedges.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Advertising

Advertising costs are expensed as incurred and totaled $116,177 and $118,147 during the years ended August 31, 2010 and 2009, respectively.

Income taxes

The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies. If in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would be recorded, decreasing earnings in the period in which such determination is made.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2010, the tax years which remain subject to examination by major tax jurisdictions. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Investment tax credits

The Company uses the flow through method to account for investment tax credits earned on eligible scientific research and development expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Capital stock or equivalent issued for consideration other than cash

Capital stock or equivalent issued for consideration other than cash is recorded at an estimate of the fair value of the stock or equivalent issued or issuable or at an estimate of the fair value of the goods or services received, whichever is more readily ascertainable.

Stock based compensation

The Company accounts for stock-based compensation arrangements in accordance with ASC 718, Stock Compensation. Under the fair value recognition provisions of ASC 718 stock based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes option pricing model to estimate fair value of its stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. The Company’s computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, the Company considers many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Earnings per share

Net income per share basic is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Net income per share (diluted) is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued be calculated using the treasury stock method. Under the treasury stock method, all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period, but only if dilutive.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

	Year Ended
	August 31,	August 31,
	2010	2009 $
	$
Net income	1,686,073	610,831
Weighted average common shares outstanding	51,637,922	51,515,428
Effect of dilutive securities – warrants	210,053	69,706
Effect of dilutive securities – options	426,444	—

Diluted weighted average common shares outstanding	52,274,419	51,585,134

Potentially dilutive securities of 2,469,794 and 6,531,831 shares arising from stock options and share purchase warrants, respectively, were not included as their effect would be anti-dilutive for the year ended August 31, 2010 (2009 – 3,939,000 and 6,902,136 shares arising from stock options and share purchase warrants, respectively).

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

In April 2009, the FASB issued a new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820, requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods.

In August 2009, the FASB issued a new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

In May 2009, the FASB issued a new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company’s adoption of the new guidance did not have a material effect on the Company’s consolidated financial statements.

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

Accounting Standards Not Yet Effective

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force.” This Update removes tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included within ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. A company is required to adopt the amendments in both ASU 2009-13 and 2009-14 in the same period using the same transition method. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation – Stock Compensation (Topic 718)”. The objective of this Update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The Update provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment award that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of this update on the consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

3. PROPERTY AND EQUIPMENT

		Accumulated	Net book
	Cost	amortization	value
	$	$	$

2010
Furniture and fixtures	122,119	89,037	33,082
Computer hardware	347,984	257,757	90,227
Computer software	59,372	53,202	6,170
	529,475	399,996	129,479

2009
Furniture and fixtures	117,769	77,891	39,878
Computer hardware	294,246	223,017	71,229
Computer software	46,642	35,408	11,234
Leasehold improvements	4,286	2,857	1,429
	462,943	339,173	123,770

The gross amount of assets related to property and equipment under capital lease was $30,779 and $29,683 for years ended August 31, 2010 and 2009, respectively. The accumulated depreciation and amortization related to property and equipment under capital lease was $11,659 and $5,011 for the years ended August 31, 2010 and 2009, respectively.

4. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

2010

During the year ended August 31, 2010, 336,000 shares were issued in a cashless exercise of 600,000 warrants with an exercise price of $0.22. 108,200 shares were issued in a cashless exercise of 289,000 options with an exercise price of $0.25. 25,000 shares were issued in an exercise of 25,000 options with cash proceeds of $6,250.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

4. STOCKHOLDERS’ EQUITY (cont’d.)

2009

During the year ended August 31, 2009, 500,000 stock options were exercised for cash proceeds of $100,000. A total of 133,333 previously issued common shares were released from treasury to settle an incomplete private placement between the Company and parties involved in the August 2000 private placement.

[b] Common stock cancelled

During the year ended August 31, 2010, the Company repurchased and cancelled 1,049,000 shares for a total cost of $497,600.

[c] Stock option plans

The Company has two existing stock option plans (the “Plans”), namely the Amended 1999 Stock Option Plan and the 2006 Stock Option Plan, under which up to 3,750,000 and 5,100,000 shares of the common stock, respectively, have been reserved for issuance. A total of 1,066,334 common shares remain eligible for issuance under the plans. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of August 31, 2010 and 2009, and changes during the years ended are presented below:

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

4. STOCKHOLDERS’ EQUITY (cont’d.)

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$
Outstanding at September 1, 2008	4,339,000	0.48	2.83	179,850
Granted	1,164,000	0.24
Exercised	(500,000)	(0.20)
Expired	(1,064,000)	(0.42)
Outstanding at August 31, 2009	3,939,000	0.44	2.07	80,940
Granted	100,000	0.50
Exercised	(314,000)	0.25
Repurchased and cancelled	(150,000)	0.25
Expired or forfeited	(350,000)	0.39
Outstanding at August 31, 2010	3,225,000	0.47	1.68	117,600
Vested and exercisable at August 31, 2010	3,182,292	0.47	1.64	117,600

The following table summarizes information regarding the non-vested stock purchase options outstanding as of August 31, 2010:

Number of Options

Non-vested options at August 31, 2009	28,125
Granted	100,000
Vested	(72,920)
Cancelled/forfeited	(12,497)

Non-vested options at August 31, 2010	42,708

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

4. STOCKHOLDERS’ EQUITY (cont’d.)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at August 31, 2010.

During the year ended August 31, 2010, total stock-based compensation expense related to employees of $41,008 and stock-based-compensation expense related to consultants of $6,962 are reported in the statement of operations as follows:

	2010	2009
	$	$
Stock-based compensation
General and administrative	14,238	25,994
Sales and marketing	17,536	28,110
Research and development	16,196	30,566
Total stock-based compensation	47,970	84,670

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2010	2009
	$	$
Expected term of stock options (years)	0.55-2.5	0.5-2.5
Expected volatility	76%-86%	88%-99%
Risk-free interest rate	0.2%-1%	0.11%-2.17%
Dividend yields	—	—

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

4. STOCKHOLDERS’ EQUITY (cont’d.)

During the year ended August 31, 2010, 100,000 options were granted. The options are exercisable at $0.50 per share for 5 years. Vesting term is between vested on the grant date and vesting over 24 months. During the year ended August 31, 2010, 150,000 options were extended to five more years. The weighted-average grant-date fair value of options granted and extended during the year ended August 31, 2010 were $0.21 and $0.19, respectively (August 31, 2009 - $0.05 and $Nil). As a result of the extension of the life of the 150,000 options, the Company recorded an incremental value of $28,376 as part of the total stock-based compensation of $47,970 on the statements of operations during the year ended August 31, 2010.

During the year ended August 31, 2010, 150,000 options at a weighted average exercise price of $0.25 were repurchased by the Company for a consideration of $30,000.

As of August 31, 2010 there was $8,880 of unrecognized stock-based compensation cost related to employee stock options granted under the plans, which is expected to be fully recognized over the next 19 months.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

4. STOCKHOLDERS’ EQUITY (cont’d.)

[d] Warrants

As at August 31, 2010, the Company has the following common stock warrants outstanding:

	Number of Common		Exercise Price
	Shares Issuable		$	Date of Expiry

$0.22 Warrants	350,000		0.22	August 25, 2012
$0.40 Warrants	361,000		0.40	February 28, 2012
$0.50 Warrants	5,800,000	*	0.50	February 28, 2012
$0.60 Warrants	235,250	**	0.60	May 31, 2011
$0.70 Warrants	500,000		0.70	April 9, 2012
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

The intrinsic value for these warrants is $70,110 as at August 31, 2010.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

5. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34.00% and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 29.33% . The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company’s income tax expense is as follows:

	2010	2009
	$	$

Tax at U.S. statutory rates	275,000	(55,000)

Permanent differences	18,000	(29,000)
Effect of lower foreign tax in Canada	(32,000)	15,000
Other adjustments and change to valuation allowance	(1,139,000)	(381,000)
Provision (recovery) for income taxes	(878,000)	(450,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which realization is not more likely than not to occur.

Other adjustments and change to valuation allowance for the year ended August 31, 2010 includes $401,000 relating to the recognition of deferred tax assets as a result of adjustments to previously filed tax returns.

Significant components of the Company’s deferred tax assets as of August 31 are as follows:

	2010	2009
	$	$

Deferred tax assets:
Net operating loss carryforwards	1,218,000	1,954,000
Excess of book over tax depreciation	687,000	82,000
Tax Credits carry forward	271,000	—
Total deferred tax asset	2,176,000	2,036,000
Valuation allowance	(848,000)	(1,586,000)
Net deferred tax asset	1,328,000	450,000
Less: current portion	380,000	450,000
Non-current	948,000	-

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

5. INCOME TAXES (cont’d.)

Net income (loss) by geographic region is as follows:

	2010	2009
	$	$

United States	463,091	(37,578)
Canada	1,222,982	648,409
	1,686,073	610,831

If not utilized to reduce future taxable income, the Company’s net operating loss carryforwards will expire as follows:

	Canada	United States
	$	$
2020 and thereafter	32,514	3,556,227
	32,514	3,556,227

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

6. COMMITMENTS

The Company is committed to make payments under its capital leases for the remaining terms of the leases as follows:

$
2011	11,831
2012	3,849
Total lease payments	15,680
Less: Amounts representing interest	(1,176)
Balance of obligation	14,504
Less: Current portion	(10,759)
Long term portion	3,745

The Company entered into a sub-lease agreement for its new premises on September 15, 2010. It will commence on October 22 and will expire on October 30, 2013. The Company is committed to payments as followed:

$

2011	218,002
2012	218,311
2013	223,811
2014	37,454

7. RELATED PARTY TRANSACTIONS

The Company entered into a sublease agreement with a Director effective January 1, 2009 on a month-to-month basis with a two month notice period. The term of the sublease calls for committed monthly payments of $1,434 (CDN$1,500).

During the year ended August 31, 2010, the Company paid off the loan balance of $68,681 (CDN$75,000) due to the Company’s Chief Financial Officer bearing interest at 7% per annum.

During the year ended August 31, 2010, the Company paid interest expense of $621 to related parties (2009: $99).

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

8. CONTINGENCIES

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

c)

On May 12, 2009, the Company was served with a complaint in the United States District Court for the Eastern District of Wisconsin by the Defendant (the “Claimant”) in the Canadian litigation above, alleging that the Company infringes on its recently issued one method claim in United States Patent No. 7,529,712. On September 18, 2009 the Company filed an Answer, which included a statement of its defenses. On June 7, 2010, based solely on the Company’s first of five defenses, the District Court ruled in Destiny's favor to dismiss the claim in its entirety. This ruling is subject to appeal.

The amount of damages awarded to the Company or the Defendants/Claimant, if any, cannot be reasonably estimated and no amount has been recognized in the financial statements. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

On August 12, 2009 the Company received a statement of claim in the Supreme Court of British Columbia from a former employee for wrongful dismissal and breach of contract after that employee relocated to Mexico and maintained he should keep his position. The claim is for approximately $170,000 ($180,000 CDN) plus an award of stock options and unspecified damages. The Company believes the claim is completely without merit and will defend its position. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

9. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	2010	2009
	$	$

MPE®

North America	2,117,650	1,717,323
Europe	1,204,920	418,309
Australasia	187,733	121,836
Total MPE® Revenue	3,510,303	2,257,468

Clipstream ® & Radio Destiny

North America	261,079	298,921
Outside of North America	—	4,058
Total Clipstream ® & Radio Destiny Revenue	261,079	302,979

Total Revenue	3,771,382	2,560,447

During the year ended August 31, 2010, three customers represented 61% of the total revenue balance [2009 - two customers represented 44%].

As at August 31, 2010, three customers represented $333,312 (61%) of the trade receivables balance [2009 – three customers represented 59%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 and 2009

10. SUBSEQUENT EVENTS

On July 6, 2010, the board of directors authorized a second tranche to repurchase up to 1,500,000 shares of the Company's common stock at a maximum share purchase price of $0.80 per share. As at November 24, 2010 and subsequent to August 31, 2010, the Company has purchased 587,250 shares at an average price of $0.43. Future repurchases will be at times and in amounts as the company deems appropriate and will be made through open market transactions. All repurchases will be made in compliance with the Securities and Exchange Commission's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The board approved stock repurchase program runs through June 30, 2011. In addition to the applicable securities laws, the company will not make any purchases during a time at which its insiders are subject to a blackout from trading in the company's common stock.

Subsequent to August 31, 2010, the Company received approval from the TSX Venture Exchange for the listing of its common stock under the symbol "DSY". PI Financial Corp. acted as a sponsor in connection with the listing. The trading is commenced on October 12, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective December 21, 2009, we dismissed Manning Elliott LLP, Chartered Accountant (“Manning Elliott”) as our independent registered public accountant and we retained the accounting firm of BDO Canada LLP, Chartered Accountants (“BDO”) as our new independent registered public accountant. The decision to dismiss Manning Elliott and to appoint BDO was approved by The Company’s Audit Committee and Board of Directors.

Manning Elliott's reports in our audited financial statements contained in our annual reports on Form 10-K for the fiscal years ended August 31, 2009 and 2010 did not contain any adverse opinions or disclaimers of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years and the subsequent interim period, there were no disagreements with Manning Elliott, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Manning Elliott 's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on our financial statements. During the two most recent fiscal years, and in the subsequent interim periods through the date of dismissal of Manning Elliott, there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K) with Manning Elliott.

On December 21, 2009, we retained BDO as our independent accountant. During the two most recent fiscal years and the subsequent interim periods through the date of appointment, we have not consulted with BDO regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has BDO provided to us a written report or oral advice that BDO concluded was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue. In addition, during such periods, we have not consulted with BDO regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company are responsible for evaluating the effectiveness of the Company’s disclosure controls and procedures and have concluded, based on our evaluation, that they are effective as at August 31, 2010 to ensure that information required to be disclosed in reports filed or submitted under Canadian and United States securities legislation is recorded, processed, summarized and reported within the same period specified in those rules and regulations. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Using the framework provided by the Committee of Sponsoring Organizations (“COSO”), the Company conducted an evaluation of the effectiveness of the internal controls over financial reporting as at August 31, 2010 and concluded that there are material weaknesses in internal controls over financial reporting, which are as follows:

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

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, positions and ages of our executive officers and directors. All our directors serve until the next annual meeting of shareholders or until their successors are elected and qualify. The Board of Directors elects officers and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Steven Vestergaard(1)	Chief Executive Officer and Director	44	January 1999
Frederick Vandenberg	Chief Financial Officer and Corporate Secretary	42	July 2007
Edward Kolic(1)	Director	49	February 1999
Lawrence J. Langs	Director	49	November 2000
Yoshitaro Kumagai	Director	64	August 2001
Wayne Koshman(1)	Director	48	May 2002

(1) Members of our Audit Committee

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Steven Vestergaard. Mr. Vestergaard has been our President, Chief Executive Officer, Chairman and a Director since 1999. Mr. Vestergaard's responsibilities include strategic planning and coordinating strategic planning, marketing and product development. Mr. Vestergaard obtained a B.Sc. from the University of British Columbia in 1989. He founded Tronic Software in 1981 and Destiny Software in 1991, both as video game development companies. In 1995, Destiny changed its focus to internet technologies, going public in 1999 with streaming video and media security technology.

Fred Vandenberg, B. Comm. MBA, CA. Mr. Vandenberg has been our Chief Financial Officer and Corporate Secretary since July 2007. Mr. Vandenberg's core responsibilities include leading the accounting, treasury, strategic planning, financial controls and financial reporting functions of the Company. Mr. Vandenberg has over 17 years of public accounting experience in tax advisory services, mergers and acquisitions, and financial reporting. Mr. Vandenberg completed the Canadian Institute of Chartered Accountant's "In-depth" taxation program while with Ernst & Young in 1998. Mr. Vandenberg obtained a Bachelor of Commerce from McMaster University in 1991 and a Master of Business Administration (Finance) from McMaster University in 1993. In 1996, Mr. Vandenberg was designated as a Chartered Accountant in Ontario.

Edward Kolic. Mr. Kolic has been a director of the Company since February 1999. Previously, Mr. Kolic acted as our Chief Operating Officer from February 1999 to October 2001 during which time he was responsible for the Company’s overall product strategy and development of its core technologies. Mr. Kolic was the president of WonderFall Productions Inc., a computer game development company founded by Mr. Kolic, which Destiny purchased in June 1999. Prior to founding Wonderfall Productions, he was as a principal partner and vice-president of marketing for Jacqueline Conoir Designs. From 1988 until 1995, Mr. Kolic was partner and president of Target Canada Production Ltd., a company engaged in the production of documentary television, educational and information programming for the Canadian Educational Television Networks, large screen interactive presentation media and a range of communication programs for corporate, government and institutional clients. Mr. Kolic is currently the founder of Eighth Avenue Development group, which undertakes development projects in the luxury home market, multi-family residential and land development.

Lawrence J. Langs. Mr. Langs has been a director of the Company since August 2000. Currently, Mr. Langs is an attorney at Feldman LLP and practices in the areas of intellectual property, entertainment and corporate law. Since January 1991, Mr. Langs has also served as managing director of iBusiness Partners, a private company primarily engaged in providing venture capital advice for small to mid sized digital companies. Previously, Mr. Langs served EVP of Sale & Business Development at ACD Systems International Inc., a company formerly listed on the TSX, from July 2004 to April 2005. Mr. Langs has also served as an officer of a number of private entities, including as EVP at Musician.com for Guitar Center, SVP of business development at MP3.com, VP of business development for Sybase New Media, Investment Banker for JPMorgan/Chase/Chemical Bank in New York, and Senior Consultant for Arthur D. Little in Boston. Mr. Langs obtained a Master of Science from MIT in 1986 and a Juris Doctorate of Law from Boston University in 1986. Mr. Langs has been a member of the New York bar since 1989.

Yoshitaro Kumagai. Since 1981, Mr. Kumagai has held positions with Singer, the Imaging Division of Mead Corporation, and IDEC Corporation, where he was responsible for Japanese and US sales and operations. Subsequently, he served as President of DPA Technology and as Chairman and CEO of Vivitar Corporation, a major distributor of various camera and computer peripheral devices. Mr. Kumagai currently serves as SVP/Business Development for GestureTek, a company proving camera-enabled gesture-recognition software for presentation and entertainment systems. Mr. Kumagai holds a BS in Mechanical Engineering from Hosei University and a BS in Information Systems and Mathematics from Georgia State University.

Wayne Koshman. Mr. Koshman has over 15 years of international business development experience in China, Japan and Central Asia. Mr. Koshman has been the executive vice president of Voyageur Oil and Gas Corp., a private company engaged in the acquisition and development of oil and gas properties, since April 2006. In December 2003, Mr. Koshman was a director of Dynasty Gold Inc., a company listed on the TSX and engaged in the exploration and development of various mineral projects, a position which he held until December 2005. From December 2002 to December 2005, Mr. Koshman was the principal of Koshman International Holdings, a private consulting firm engaged in mining and exploration in China. In addition, Mr. Koshman acted as Chief Executive Officer of Terrawest Resource Holdings Inc. from December 2003 to December 2005. Mr. Koshman obtained a Bachelor of Commerce degree from University of Calgary in May 1988.

ELECTION OF DIRECTORS AND OFFICERS

Our directors are elected by our shareholders at our annual general meetings. Each director holds office until our next annual general meeting or until the director resigns or is removed in accordance with our bylaws. We do not have a classified Board of Directors.

Our officers serve at the discretion of our Board of Directors.

AUDIT COMMITTEE

Our audit committee consists of Mr. Steven Vestergaard, our Chief Executive Officer, Mr. Edward Kolic, and Mr. Wayne Koshman, two of which are independent. Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances.

FAMILY RELATIONSHIPS

There are no family relationships among our officers and directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by us, we believe that during the fiscal year ended August 31, 2010 all such filing requirements applicable to our officers and directors were complied with.

CODE OF ETHICS

The Company’s code of ethics is available on our website at http://www.dsny.com/investor/

ITEM 11.        EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended August 31, 2010; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended August 31, 2010, who we will collectively refer to as our “named executive officers”, of our company for the years ended August 31, 2010 and 2009, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Other Annual Compen- sation ($)(2)	Total ($)
Steven Vestergaard (3) President, Chief Executive Officer and Director	2010 2009	148,211 131,587	Nil Nil	Nil Nil	Nil Nil	Nil Nil	148,211 131,587
Frederick Vandenberg (4) Chief Financial Officer, Treasurer and Secretary	2010 2009	119,525 106,118	Nil Nil	Nil Nil	Nil 19,460	Nil Nil	119,525 125,578

(1)

For a description of the methodology and assumptions used in valuing the option awards granted to our named executive officers and directors during the year ended August 31, 2010, please review Note 4 to the financial statements included herein.

(2)	The value of perquisites and other personal benefits, securities and property for the individuals included in the summary compensation table that does not exceed $10,000 is not reported herein.
(3)	All salaries paid to Mr. Vestergaard are paid in Canadian dollars.
(4)	All salaries paid to Mr. Vandenberg are paid in Canadian dollars.
(5)	Compensation is stated in United States dollars and is based on an exchange rate of $0.9562 US dollars for each $1.00 Canadian dollar.

EMPLOYMENT AGREEMENT WITH OUR NAMED EXECUTIVE OFFICERS

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our named executive officers that were outstanding as of August 31, 2010.

Option Awards						Stock Awards
Name	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Steven Vestergaard	300,000	0	N/A	0.50	Jan 29/2012	N/A	N/A	N/A	N/A
Frederick Vandenberg	150,000 150,000 150,000	0 0 0	N/A	0.50 0.50 0.25	Jan 31/2015 Jan 29/2012 Jun 02/2014	N/A	N/A	N/A	N/A

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 24, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS:
Common Stock	Steven Vestergaard President, Chief Executive Officer c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	11,136,355(7)	18.2%
Common Stock	Frederick Vandenberg Chief Financial Officer and Corporate Secretary c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	895,000(2)	1.5%
Common Stock	Edward Kolic Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	461,300 (3)	0.8%
Common Stock	Lawrence J. Langs Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	300,000 (4)	0.5%
Common Stock	Yoshitaro Kumagai Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	544,200 (5)	0.9%
Common Stock	Wayne Koshman Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	150,000 (6)	0.2%
Common Stock	All Officers and Directors as a Group (6 persons)	13,486,855	22.1%
5% SHAREHOLDERS
Common Stock	Sabre Value Fund LP	4,510,300(8)	7.3%
Common Stock	Proximity Capital LLC	3,811,775(9)	6.2%

(1)

Under Rule 13d-3 of the Securities Exchange Act of 1934, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 24, 2010. As of November 24, 2010, there were 50,628,347 shares of our common stock issued and outstanding.

(2)

Consists of 407,500 shares held by Mr. Vandenberg and 450,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Vandenberg within 60 days of November 24, 2010 and 37,500 shares that are immediately acquirable upon the exercise of warrants held by Mr. Vandenberg within 60 days of November 24, 2010.

(3)	Consists of 161,300 shares held by Mr. Kolic and 300,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Kolic within within 60 days of November 24, 2010.

(4)	Consists of 300,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Langs within 60 days of November 24, 2010.

(5)	Consists of 244,200 shares held by Mr. Kumagai and 300,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Kumagai within 60 days of November 24, 2010.

(6)	Consists of 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Koshman within 60 days of November 24, 2010.

(7)	Consists of 10,836,355 shares held by Mr. Vestergaard and 300,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Vestergaard within 60 days of November 24, 2010.

(8)	Consists of 3,010,300 shares and 1,500,000 shares that are immediately acquirable upon the exercise of warrants within 60 days of November 24, 2010.

(9)	Consists of 2,311,775 shares and 1,500,000 shares that are immediately acquirable upon the exercise of warrants within 60 days of November 24, 2010.

EQUITY COMPENSATION PLAN INFORMATION

We have two equity compensation plans, namely our Amended 1999 Stock Option Plan and our Amended 2006 Stock Option Plan, under which up to 3,750,000 and 5,100,000 shares of our common stock, respectively, have been authorized for issuance to our officers, directors, employees and consultants. Our plans have been approved by the Company’s stockholders. The following summary information is presented for our plans on an aggregate basis as of August 31, 2010.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	3,225,000 Shares of Common Stock	$0.47 per Share	1,066,334 Shares of Common Stock
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described under Item 12 and under the title of executive compensation, and under note 5 of the financial statements, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which the Company proposes to be a party:

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

SHARE ISSUANCES

None

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our former independent registered public accounting firm Manning Elliott LLP and our current sole principle independent registered public accountant BDO Canada LLP, provided audit and other services during the year ended August 31, 2010 as follows:

BDO Canada LLP

	2010	2009
Audit Fees	$87,794	-
Audit Related Fees	-	-
Tax Fees	2,773	-
All Other Fees	-	-
Total Fees	$90,567	-

Manning Elliott LLP

	2010	2009
Audit Fees	-	$36,505
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	-	$36,505

Audit Fees. This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with SEC filings.

Audit Related Fees. There were no audited related fees paid to BDO Canada LLP and Manning Elliott LLP.

Tax Fees. This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning. There were no tax fees paid to Manning Elliott LLP.

All Other Fees. There were no other fees paid to BDO Canada LLP and Manning Elliott LLP.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before BDO Canada LLP is engaged by the Company or its subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

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

The audit committee has considered the nature and amount of the fees billed by BDO Canada LLP and Manning Elliott LLP, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining BDO Canada LLP's and Manning Elliott LLP’s independence.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

LIST OF DOCUMENTS FILED AS PART OF THE REPORT

The following documents are filed as part of this report:

(a)(1)    Financial Statements:

1.	Report of Independent Registered Public Accounting Firm – BDO Canada LLP;

2. Report of Independent Registered Public Accounting Firm – Manning Elliott LLP;

3.	Consolidated Balance Sheets;

4.	Consolidated Statements of Operations and Comprehensive Loss;

5.	Consolidated Statements of Cash Flows;

6.	Consolidated Statement of Changes in Stockholders’ Equity; and

7.	Notes to the Consolidated Financial Statements.

(a)(2)    Financial Statement Schedules:

None.

(a)(3) Exhibits:

3.1	Amended Articles Of Incorporation (incorporated by reference from our Registration statement on Form 10SB12G filed on November 23, 1999).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10SB12G filed on November 23, 1999)

4.1	1999 Stock Option Plan (Incorporated by reference from our Registration Statement on Form S-8 filed on November 17, 2000).

4.2	Amended 1999 Stock Option Plan (Incorporated by reference from our Registration Statement on Form S-8 filed on April 27, 2004).

4.3	2006 Stock Option Plan (Incorporated by reference from our Registration Statement on Form S-8 filed on April 26, 2006)

4.4	2006 Amended And Restated Stock Option Plan (Incorporated by reference from our Registration Statement on Form S-8 filed on May 18, 2007)

10.1

Stock Purchase Agreement among Steve Vestergaard And Euro Industries Ltd. And Destiny Software Productions Inc. dated on June 15, 1999(incorporated by reference from our Registration Statement on Form 10SB12G filed on November 23, 1999).

10.2

Consulting Agreement dated August 26, 2002 between Destiny Media Technologies Inc. and Charles Van Musscher (Incorporated by reference from our Registration Statement on Form S-8 filed on September 27, 2002).

10.3

Rule 506 Subscription Agreement dated February 24, 2006 between Destiny Media Technologies Inc. and Global Equity Trading & Finance Ltd. (Incorporated by reference from our Current Report on Form 8-K filed on March 3, 2006

10.4

Rule 506 Subscription Agreement dated February 3, 2006 between Destiny Media Technologies Inc. and Global Equity Trading & Finance Ltd. (Incorporated by reference from our Current Report on Form 8-K filed on March 3, 2006)

10.5	Unregistered Sales of Equity Securities with various investors dated on February 26, 2007 (Incorporated by reference from our Current Report on Form 8-K filed on March 1, 2007)

14.1	Code of Ethics (Incorporated by reference from our Annual Report on Form 10-KSB filed on November 30, 2006)

21.1

Subsidiaries of Destiny Media Technologies Inc.
Destiny Software Productions Inc. (incorporated in the Province of British Columbia, Canada)
MPE Distribution, Inc. (incorporated in Nevada, United States)

23.1	Consent of Independent Registered Public Accounting Firm - Manning Elliott LLP (filed herewith)

23.2	Consent of Independent Registered Public Accounting Firm - BDO CANADA LLP (filed herewith)

31.1	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2	Section 302 Certification of Chief Financial Officer (filed herewith)

32.1	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2	Section 906 Certification of Chief Financial Officer (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer
Director
Date: November 29, 2010

/s/Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
Date: November 29, 2010

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer
(Principal Executive Officer)
Director
Date: November 29, 2010

By:	/s/Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 29, 2010

By:	/s/Edward Kolic
Edward Kolic
Director
Date: November 29, 2010

By:	/s/Wayne Koshman
Wayne Koshman
Director
Date: November 29, 2010