Form 10-Q
period 2010-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2011-01-14
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended November 30, 2010

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number: 0-028259

DESTINY MEDIA TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1516745
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Suite 750, PO Box 11527, 650 West Georgia Street, Vancouver,
British Columbia Canada V6B 4N7
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (604) 609-7736

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes [    ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,434,097 Shares of $0.001 par value common stock outstanding as of January 14, 2011.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Three months ended November 30, 2010

Destiny Media Technologies Inc.
CONSOLIDATED BALANCE SHEETS (Expressed in United States dollars, except for share data) Unaudited
As at
	November 30,	August 31,
	2010	2010
	$	$
ASSETS
Current
Cash	242,362	491,012
Accounts receivables, net of allowance for doubtful accounts of $19,108, [August 31, 2010 – $17,093] [note 9]	636,107	542,932
Other receivables	84,162	45,616
Prepaid expenses	10,558	32,282
Deferred tax assets	380,000	380,000
Total current assets	1,353,189	1,491,842
Deposits	46,558	9,496
Property and equipment, net	161,405	129,479
Deferred tax assets – long term portion	919,000	948,000
Total assets	2,480,152	2,578,817
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	292,770	220,538
Accrued liabilities	247,806	259,388
Deferred leasehold inducement	473	—
Deferred revenue	16,018	25,018
Obligation under capital leases – current portion [note 4]	11,393	10,759
Total current liabilities	568,460	515,703
Obligation under capital leases – long term portion [note 4]	905	3,745
Total liabilities	569,365	519,448
Commitments and contingencies [note 4 and 7]
Stockholders’ equity [note 3]
Common stock, par value $0.001
Authorized: 100,000,000 shares
Issued and outstanding: 50,556,597shares
[August 31, 2010 – 51,143,847 shares]	50,557	51,145
Additional paid-in capital	8,800,923	9,049,308
Accumulated deficit	(7,141,678)	(7,214,541)
Accumulated other comprehensive income	200,985	173,457
Total stockholders’ equity	1,910,787	2,059,369
Total liabilities and stockholders’ equity	2,480,152	2,578,817

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars, except share or per share data)
Unaudited

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2010	2009
	$	$
Service revenue [note 9]	1,056,638	1,047,528
Operating expenses
General and administrative	364,169	245,730
Sales and marketing	215,499	204,546
Research and development	363,903	291,657
Amortization	16,693	11,490
	960,264	753,423
Income from operations	96,374	294,105
Other income (expenses)
Other income	2,992	28,960
Interest income	2,774	948
Interest and other expense	(277)	(1,333)
Income before income taxes	101,863	322,680
Income tax expense- deferred	(29,000)	—
Net income	72,863	322,680
Net income per common share, basic and diluted	0.00	0.01
Weighted average common shares outstanding:
Basic	50,873,693	51,841,801
Diluted	51,357,595	52,434,453

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Equity
	#	$	$	$	$	$
Balance, August 31, 2009	51,723,647	51,725	9,492,168	(8,900,614)	147,655	790,934
Net income for the year	—	—	—	1,686,073	—	1,686,073
Foreign currency translation gain	—	—	—	—	25,802	25,802
Comprehensive income						1,711,875
Common stock issued on options exercised	133,200	133	6,117	—	—	6,250
Common stock issued on warrants exercised	336,000	336	(336)	—	—	—
Common stock repurchased and cancelled	(1,049,000)	(1,049)	(466,611)	—	—	(467,660)
Stock options repurchased and cancelled	—	—	(30,000)	—	—	(30,000)
Stock based compensation	—	—	47,970	—	—	47,970
Balance, August 31, 2010	51,143,847	51,145	9,049,308	(7,214,541)	173,457	2,059,369
Net income	—	—	—	72,863	—	72,863
Foreign currency translation gain	—	—	—	—	27,528	27,528
Comprehensive income						100,391
Common stock repurchased and cancelled	(587,250)	(588)	(249,949)	—	—	(250,537)
Stock based compensation	—	—	1,564	—	—	1,564
Balance, November 30, 2010	50,556,597	50,557	8,800,923	(7,141,678)	200,985	1,910,787
See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2010	2009
	$	$
OPERATING ACTIVITIES
Net income for the period	72,863	322,680
Items not involving cash:
Amortization	16,693	11,490
Deferred commission costs	—	3,409
Deferred leasehold inducement	473	—
Stock-based compensation	1,564	156
Income taxes - deferred	29,000	—
Changes in non-cash working capital:
Accounts receivable	(75,711)	88,009
Other receivables	(37,032)	(37,219)
Prepaid expenses	(13,981)	706
Accounts payable	65,179	(218,618)
Accrued liabilities	(19,744)	85,923
Deferred revenue	(9,784)	(11,032)
Net cash provided by operating activities	29,520	245,504
INVESTING ACTIVITIES
Purchase of property and equipment	(44,439)	(5,438)
Net cash used in investing activities	(44,439)	(5,438)
FINANCING ACTIVITIES
Repayments on capital lease obligations	(2,664)	(2,302)
Repurchase of shares and options	(250,537)	—
Repayments of shareholder loans		(70,310)
Net cash used in financing activities	(253,201)	(72,612)
Effect of foreign exchange rate changes on cash	19,470	4,980
Net increase (decrease) in cash	(248,650)	172,434
Cash, beginning of period	491,012	253,100
Cash, end of period	242,362	425,534
Supplementary disclosure
Cash paid for interest	277	1,333
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2010	Unaudited

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ended August 31, 2011.

The balance sheet at August 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 2010.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2010	Unaudited

3. SHARE CAPITAL

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share. During the three months ended November 30, 2010, no shares were issued.

[b] Common stock cancelled

During the three months ended November 30, 2010, the Company repurchased and cancelled 587,250 shares for a total cost of $250,537.

[c] Stock option plans

The Company has two existing stock option plans (the “Plans”), namely the Amended 1999 Stock Option Plan and the 2006 Stock Option Plan, under which up to 3,750,000 and 5,100,000 shares of the common stock, respectively, have been reserved for issuance. A total of 1,116,334 common shares remain eligible for issuance under the plans. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-based Payment Award Activity

A summary of option activity under the Plans as of November 30, 2010, and changes during the three month period ended is presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic Value
		Average	Contractual	$
Options	Shares	Exercise Price	Term
Outstanding at August 31, 2010	3,225,000	0.47	1.68	117,600
Granted	—	—
Exercised	—	—
Expired	(50,000)	1.80
Outstanding at November 30, 2010	3,175,000	0.45	1.45	139,650
Vested and exercisable at
November 30, 2010	3,141,667	0.45	1.42	139,650

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2010	Unaudited

3. SHARE CAPITAL (cont’d.)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of November 30, 2010:

Number of Options
Non-vested options at August 31, 2010	42,708
Vested	(9,375)
Non-vested options at November 30, 2010	33,333

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at November 30, 2010.

During the three months ended November 30, 2010, total stock-based compensation expense related to employees of $1,564 are reported in the statement of operations as follows:

	November 30,	November 30,
	2010	2009
	$	$
Stock-based compensation:
General and administrative	604	36
Sales and marketing	357	34
Research and development	603	86
Total stock-based compensation	1,564	156

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. During the three months ended November 30, 2010 and three months ended November 30, 2009, there were no options granted.

As of November 30, 2010 there was $7,316 of unrecognized stock-based compensation cost related to employee stock options granted under the plans, which is expected to be fully recognized over the next 16 months.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2010	Unaudited

3. SHARE CAPITAL (cont’d.)

[c] Warrants

As at November 30, 2010, the Company has the following common stock warrants outstanding:

	Number of Common	Exercise Price
	Shares Issuable	$	Date of Expiry
$0.22 Warrants	350,000	0.22	August 25, 2012
$0.40 Warrants	361,000	0.40	February 28, 2012
$0.50 Warrants	5,800,000*	0.50	February 28, 2012
$0.60 Warrants	235,250**	0.60	May 31, 2011
$0.70 Warrants	500,000	0.70	April 9, 2012
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

The intrinsic value for these warrants is $91,440 as at November 30, 2010.

Destiny Media Technologies Inc.
NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Three months ended November 30, 2010	Unaudited

4. COMMITMENTS

The Company entered into a sub-lease agreement for its premises on September 15, 2010. It commenced on October 22, 2010 and will expire on October 31, 2013. The Company is committed to payments as followed:
$
2011	165,417
2012	225,285
2013	230,961
2014	38,651

The Company is committed to make payments under its capital leases for the remaining terms of the leases as follows:

$
2011	9,157
2012	3,970
Total lease payments	13,127
Less: Amounts representing interest	(829)
Balance of obligation	12,298
Less: Current portion	(11,393)
Long term portion	905

The Company arranged for credit facilities with the Royal Bank of Canada which allows the Company to draw up to $450,000. These credit facilities consist of a revolving demand facility of $400,000 bearing interest at prime plus 3.5% and a commercial credit card facility to $50,000. As of November 30, 2010, the Company has not drawn on either of these credit lines.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2010	Unaudited

5. RELATED PARTY TRANSACTIONS

The Company entered into a sublease agreement with a Director effective January 1, 2009 on a month-to-month basis with a two month notice period. The term of the sublease calls for committed monthly payments of $1,406 (CDN$1,500). The sublease was terminated on Oct 31, 2010.

The Company entered into a consulting agreement with a Director effective October 1, 2010 for six months. The Company will pay $2,000 per month, plus authorized expenses. The Director will receive a 10% commission if related new businesses are successfully closed. During the three month ended November 30, 2010, the Company paid $4,000 consulting fees.

6. INCOME TAX

The Company adopted the provisions of ASC 740, Income taxes. The standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2010, the tax years which remain subject to examination by major tax jurisdictions as of November 30, 2010. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2010	Unaudited

7. CONTINGENCIES

i. The Company is involved in three actions with Yangaroo Inc. “Yangaroo”, a competitor in Canada, as described below:

a)

On March 7, 2006, the Company filed a statement of claim in the Federal Court of Canada against Yangaroo to affirm the Company’s belief that the Play MPE® service does not infringe on Yangaroo’s Canadian patent and to have this patent declared invalid. On June 7, 2006, the Company’s counsel received a statement of defense and counterclaim from Yangaroo requesting specified damages or audited profits from the Play MPE® system sourced to Canada. Recently Yangaroo’s Chairman admitted under oath that he had no knowledge of Yangaroo ever having received either a legal or third party expert opinion that the Play MPE® system infringes the Yangaroo patent.

b)

On May 3, 2007, the Company filed a claim against Yangaroo and its executives for $25,000,000 in Ontario Superior Court for defamation and anti competitive behavior. On June 7, 2007, a statement of defense and counterclaim was filed against the Company. A motion to dismiss the counterclaim was heard on October 28, 2010. The Company believes the counterclaim is without foundation and a decision is pending.

c)

May 12, 2009, the Company was served with a complaint in United States District Court (Eastern District of Wisconsin) by Yangaroo alleging that the Company infringes on its single claim United States patent. On June 7, 2010, the District Court dismissed Yangaroo’s claim in its entirety. Yangaroo is appealing the dismissal of its claim.

The amount of damages to the Company, if any, cannot be reasonably estimated and no amount has been recognized in the financial statements. Management believes it is unlikely that the outcome of these matters will have an adverse impact on its result of operations and financial condition.

ii. On August 12, 2009 the Company received a statement of claim in the Supreme Court of British Columbia from a former employee for wrongful dismissal and breach of contract after that employee relocated to Mexico and maintained he should keep his position. The claim is for approximately $170,000 ($180,000 CDN) plus an award of stock options and unspecified damages. The Company believes the claim is completely without merit and will defend its position. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2010	Unaudited

8. NEW ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-14, “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force.” This Update removes tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included within ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. A company is required to adopt the amendments in both ASU 2009-13 and 2009-14 in the same period using the same transition method. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
 FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2010	Unaudited

9. CONCENTRATION AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by location of customer, is as follows:
	Three Months Ended
	November 30
	2010	2009
	$	$
MPE®
North America	556,179	598,661
Europe	390,173	317,015
Australasia	55,327	55,533
Total MPE® Revenue	1,001,679	971,209
Clipstream ® & Radio Destiny
North America	54,959	76,319
Outside of North America	–	–
Total Clipstream ® & Radio Destiny Revenue	54,959	76,319
Total Revenue	1,056,638	1,047,528

During the three months ended November 30, 2010, three customers represented $420,099 (66%) of the total revenue (November 30, 2009 – three customers represented 60% of the total revenue).

As at November 30, 2010, three customers represented $380,378 (64%) of the accounts receivables balance (August 31, 2010 – three customers represented 61%).

The Company has substantially all its assets in Canada and its current and planned future operations are located in Canada.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)

Three months ended November 30, 2010	Unaudited

10. SUBSEQUENT EVENTS

On July 6, 2010, the board of directors authorized a second tranche to repurchase up to 1,500,000 shares of the Company's common stock at a maximum share purchase price of $0.80 per share. Subsequent to the period ended November 30, 2010, the Company has purchased 122,500 shares at an average price of $0.41. Future repurchases will be at times and in amounts as the company deems appropriate and will be made through open market transactions. All repurchases will be made in compliance with the Securities and Exchange Commission's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The board approved stock repurchase program runs through June 30, 2011. In addition to the applicable securities laws, the company will not make any purchases during a time at which its insiders are subject to a blackout from trading in the company's common stock.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our principal executive office is located at Suite 750, PO Box 11527, 650 West Georgia Street, Vancouver, British Columbia V6B 4N7. Our telephone number is (604) 609-7736 and our facsimile number is (604) 609-0611.

Our common stock trades on TSX Venture Exchange in Canada under the symbol “DSY”, on the OTC Bulletin board under the symbol “DSNY”, and on various German exchanges (Frankfurt, Berlin, Stuttgart and Xetra) under the symbol WKN 935410.

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

Play MPE®

Play MPE® is a digital delivery service for securely moving broadcast quality audio, video, images, promotional information and other digital content securely through the internet. The system is currently used by the recording industry for transferring pre-release broadcast quality music, radio shows, and music videos to trusted recipients such as radio stations, media reviewers, VIP’s, DJ’s, film and TV personnel, sports stadiums and retailers. The system replaces the physical distribution (mail, courier or hand delivery) of CD’s. As with traditional physical delivery, our fees are based on the size of the content and number of recipients.

More than 1,000 record labels, including all four major labels (Universal Music Group, Warner Music Group, EMI and Sony), are regularly using Play MPE® to deliver their content to radio.

Clipstream®

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010

Revenue

Total revenue for the three months ended November 30, 2010 grew to $1,056,638 representing an increase of 17% of prior quarter and an increase of 1% over the same period in the prior year (November 30, 2009 -$1,047,528).

The majority of our revenue is derived from the Play MPE® secure pre-release delivery service. Play MPE® system access fees grew to $1,001,679 (November 30, 2009 - $971,209) representing an increase of 3% over the same period of the previous year. The Play MPE® delivery service continues to see high growth in usage spread over various geographic areas.

Almost 40% of our Play MPE® revenue is denominated in Euros. Play MPE® revenue from Europe for the three months ended November 30, 2010 reached $390,173 (November 30, 2009 - $317,015) or increased by 23% in spite of an 8% decline in the value of the Euro relative to the US dollar.

Approximately 55% of Play MPE® revenue is denominated in US Dollars and 5% of Play MPE® revenue is denominated in Australia Dollars.

The majority of our revenue is generated from digital media distribution service. The service is billed on usage which is based on the volume and size of distributions provided on a monthly basis (“sends”). A “send” is a song, bundle of songs, album, box set, or video, authorized to be sent to a particular recipient. The revenue associated with each “send” will be on a sliding scale depending on the size of the particular send (song length for example). The system provides each label under contract to manage their own lists of recipients and directly encode and distribute their songs. This added ability provided to our clients substantially eliminates the strain on our own internal resources that can be seen in competing solutions and allows for high growth potential. All such revenues are recognized on a monthly basis as the services are delivered to customers,except where extended payment terms exist. Such revenues are only recognized when the extended payment term expires.

During the three months ended November 30, 2010 approximately 5% of our total revenues are derived from sales of our Clipstream® software.

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

Total operating expenditures for the three months ended November 30, 2010 has increased by 27% over the same period in the prior year to $960,264 (2009 - $753,423). The majority of this increase was due to an increase in the volume of legal work associated with litigation with a Canadian competitor (representing approximately 13% of total operating costs), one-time costs associated with our listing on the TSX Venture Exchange (representing approximately 6% of the total operating costs) and higher salaries and wages costs which are due in part to unfavorable exchange fluctuations, additional staff and salary adjustments.

Rent expense of $55,115 is offset by our sub-lease rental income of $2,992 which is included in “Other income’’ in the Statement of Operations.

General and administrative	30-Nov		30-Nov		$	%
	2010		2009		Change	Change
	(3 months	)	(3 months	)
Wages and benefits	86,458		97,696		(11,238)	-11.5%
Rent	9,770		17,912		(8,142)	-45.5%
Telecommunications	5,292		6,481		(1,189)	-18.3%
Bad debt	(77)		(25,574)		25,497	-99.7%
Office and miscellaneous	93,861		23,305		70,556	302.8%
Professional fees	168,865		125,910		42,955	34.1%
	364,169		245,730		118,439	48.2%

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures

The increase in professional fees is due to an increase of volume of legal work associated with litigation. Office and miscellaneous costs have increased primarily due to one time fees associated with TSX Venture listing application. Bad debt recoveries declined as a large recovery for unpaid fees was realized during fiscal 2010. Wages and benefits has declined over prior year as a result of decreased management staff which is partially offset by salary adjustments.

Sales and marketing	30-Nov		30-Nov		$	%
	2010		2009		Change	Change
	(3 months	)	(3 months	)
Wages and benefits	111,892		108,496		3,396	3.1%
Rent	10,381		17,580		(7,199)	-40.9%
Telecommunications	5,623		6,361		(738)	-11.6%
Meals and entertainment	2,108		657		1,451	220.9%
Travel	14,826		6,526		8,300	127.2%
Advertising and marketing	70,669		64,926		5,743	8.8%
	215,499		204,546		10,953	5.4%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. During the year ended August 31, 2010 and continued to the quarter ended November 30, 2010, Play MPE® has received significant support from the world’s largest record labels and achieved symbiotic relationships with partners within the music industry resulting in cost effective and organic marketing efforts and the marketing cost has been effectively under control. We expect that the business relationships we have developed will provide catalysts to global expansion and barriers to entry with potential competitors should they arise.

Research and development	30-Nov		30-Nov		$	%
	2010		2009		Change	Change
	(3 months	)	(3 months	)
Wages and benefits	309,401		233,386		76,015	32.6%
Rent	34,964		42,789		(7,825)	-18.3%
Telecommunications	18,938		15,483		3,455	22.3%
Other	600		-		600	N/A
	363,903		291,658		72,245	24.8%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase is mainly due to increased staffing, increased salaries and wages costs, consulting requirements due to an increased ongoing investment in building out the functionality of our Play MPE® (which accounts for over 90% of our revenue) and the development of two new Clipstream® service offerings, which have yet to launch.

Amortization

Amortization expense arose from property and equipment. Amortization increased to $16,693 for the three months ended November 30, 2010 from $11,490 for the three months ended November 30, 2009, an increase of $5,203 or 45%.

Other earnings and expenses

Other income decreased to $2,992 for the three months ended November 30, 2010 from $28,960 for the three months ended November 30, 2009, a decrease of $25,968. The decrease was due to our move into a new office space and the termination of sub-lease agreements.

Interest income increased to $2,774 for the three months ended November 30, 2010 from $948 for the three months ended November 30, 2009, an increase of $1,826.

Interest expense decreased to $277 for the three months ended November 30, 2010 from $1,333 for the three months ended November 30, 2009, a decrease of $1,056.

Net income

During the three months ended November 30, 2010, we have net income of $72,863 (November 30, 2009 –income of $322,680). The decrease in net income during the period is the result of increased expenses of professional fees, a one-time cost related to TSX-V listing application, higher salaries and income tax expenses.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $242,362 as at November 30, 2010 (August 31, 2010 - $491,012). We had working capital of $784,729 as at November 30, 2010 compared to working capital of $976,139 as at August 31, 2010. The decrease was mainly due to the repurchase of shares and options of approximately $250,000.

CASHFLOWS

Net cash generated in operating activities was $29,520 for the three months ended November 30, 2010, compared to $245,504 for the three months ended November 30, 2009. Although our revenue remained somewhat at the same level compared to the comparable period in 2009, the main decrease in net cash flows in the operating activities was primarily due to an increase in operating costs and an increase in accounts receivable and other receivable.

The cash used in investing activities was $44,439 for the three months ended November 30, 2010. The net cash used in investing activities was $5,438 for the three months ended November 30, 2009. The increase is primarily due to the purchase of computer and office equipment.

Net cash used by financing activities was $253,201 for the three months ended November 30, 2010 compared to $72,612 for the three months ended November 30, 2009. The increase is mainly the result of repurchasing common shares outstanding.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-14, “Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force.” This Update removes tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included within ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. A company is required to adopt the amendments in both ASU 2009-13 and 2009-14 in the same period using the same transition method. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

Accounts Receivable and Allowance for Doubtful Accounts

We extend credit to our customers based on evaluation of an individual customer's financial condition and collateral is generally not required. Accounts outstanding beyond the contractual payment terms are considered past due. We determine our allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are beyond the contractual payment terms, our previous loss history, and a customer's current ability to pay its obligation to us. We write off accounts receivable when they are identified as uncollectible. All outstanding accounts receivable accounts are periodically reviewed for collectability on an individual basis.

Income Taxes

Deferred income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted income tax rates by tax jurisdiction at each balance sheet date. Deferred income tax assets also result from unused loss carry-forwards and other deductions. The valuation of deferred income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated realizable amount. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, and current and enacted tax legislation and other temporary differences between book and tax accounting to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. There is a risk that management estimates for operating results could vary significantly from actual results, which could materially affect the valuation of the future income tax asset. Although the Company has tax loss carry-forwards and other deferred income tax assets, management has determined certain of these deferred tax assets do not meet the more likely than not criteria, and accordingly, these deferred income tax asset amounts have been partially offset by a valuation allowance.

If management’s estimates of the cash flows or operating results do not materialize due to errors in estimates or unforeseen changes to the economic conditions affecting the Company, it could result in an impairment adjustment in future periods up to the carrying value of the deferred income tax balance of $1,299,000.

Contingencies

As discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Note 7 “Contingencies” in notes to unaudited interim consolidated financial statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In accordance with US GAAP, the Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the quarter, the rise in the value of the Canadian dollar relative to the US dollar had an adverse impact on the Company. The effect of the stronger Canadian dollar in the first quarter of 2011 contributed approximately $30,000 to the increase in operating expenses compared to the first quarter of 2010.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2010.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

i.. The Company is involved in three actions with Yangaroo Inc. “Yangaroo”, a competitor in Canada, as described below:

a)

On March 7, 2006, the Company filed a statement of claim in the Federal Court of Canada against Yangaroo to affirm the Company’s belief that the Play MPE® service does not infringe on Yangaroo’s Canadian patent and to have this patent declared invalid. On June 7, 2006, the Company’s counsel received a statement of defense and counterclaim from Yangaroo requesting specified damages or audited profits from the Play MPE® system sourced to Canada. Recently Yangaroo’s Chairman admitted under oath that he had no knowledge of Yangaroo ever having received either a legal or third party expert opinion that the Play MPE® system infringes the Yangaroo patent.

b)

On May 3, 2007, the Company filed a claim against Yangaroo and its executives for $25,000,000 in Ontario Superior Court for defamation and anti competitive behavior. On June 7, 2007, a statement of defense and counterclaim was filed against the Company. A motion to dismiss the counterclaim was heard on October 28, 2010. The Company believes the counterclaim is without foundation and a decision is pending.

c)

On May 12, 2009, the Company was served with a complaint in United States District Court (Eastern District of Wisconsin) by Yangaroo alleging that the Company infringes on its single claim United States patent. On June 7, 2010, the District Court dismissed Yangaroo’s claim in its entirety. Yangaroo is appealing the dismissal of its claim.

The amount of damages to the Company, if any, cannot be reasonably estimated and no amount has been recognized in the financial statements. Management believes it is unlikely that the outcome of these matters will have an adverse impact on its result of operations and financial condition.

ii. On August 12, 2009 the Company received a statement of claim in the Supreme Court of British Columbia from a former employee for wrongful dismissal and breach of contract after that employee relocated to Mexico and maintained he should keep his position. The claim is for approximately $170,000 ($180,000 CDN) plus an award of stock options and unspecified damages. The Company believes the claim is completely without merit and will defend its position. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1 - Risk Factors” in our Form 10-K for the fiscal year ended August 31, 2010 filed with the SEC on November 29, 2010. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On July 6, 2010, the board of directors authorized a second tranche to repurchase up to 1,500,000 shares of the Company's common stock at a maximum share purchase price of $0.80 per share. During the quarter ended November 30, 2010, the Company has purchased 587,250 shares at an average price of $0.43. Future repurchases will be at times and in amounts as the Company deems appropriate and will be made through open market transactions. All repurchases will be made in compliance with the Securities and Exchange Commission's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The board approved stock repurchase program runs through June 30th, 2011. In addition to the applicable securities laws, the Company will not make any purchases during a time at which its insiders are subject to a blackout from trading in the company's common shares. The following table sets forth information about our stock repurchases for the three months ended November 30, 2010.

				Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total	Average	Purchased as Part	Shares (or Units)
	Number of	Price	of Publicly	that May
	Shares	Paid	Announced	Yet Be Purchased
	(or Units)	per Share	Plans or	Under the Plans or
Period (1)	Purchased (2)	(or Unit)	Programs (3)	Programs (3)
September 1, 2010 to September 30, 2010	236,500	$ 0.42	236,500	1,214,500
October 1, 2010 to October 31, 2010	334,000	$ 0.43	334,000	880,500
November 1, 2010 to November 30, 2010	16,750	$ 0.43	16,750	863,750
Total	587,250	$ 0.43	587,250

(1) Based on trade date.
(2) All of these shares were repurchased pursuant to publicly announced share repurchase programs.
(3) During the three months ended November 30, 2010, the company repurchased a total of 587,250 shares pursuant to publicly announced share repurchase programs. All of 587,250 shares had been cancelled.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

(a) Reports on Form 8-K

On October 8, 2010, the Company announced a press release that it received approval from the TSX Venture Exchange for the listing of its common shares under the symbol “DSY”.

On October 26, 2010, the Company announced a press release that it upgraded its head office effective October 26, 2010.

On November 30, 2010, the Company announced a press release that its year end results as of August 31, 2010 showed record revenues and 176% jump in earnings compared to prior year.

(b) Information required by Item 407(C)(3) of Regulation S-K

No Disclosure Necessary

Item 6. EXHIBITS.

Exhibit 31.1:	Certification required by Rule 13a-14(a) or Rule 15d-14(a) Certification executed by Steven Vestergaard, Chief Executive Officer
Exhibit 31.2:	Certification required by Rule 13a-14(a) or Rule 15d-14(a) Certification executed by Frederick Vandenberg, Chief Financial Officer
Exhibit 32.1

Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
Certification executed by Steven Vestergaard, Chief Executive Officer

Exhibit 32.2

Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
Certification executed by Frederick Vandenberg, Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES INC.

Dated: January 14, 2011

/s/Steven Vestergaard
Steven Vestergaard, Chief Executive Officer
and

/s/Fred Vandenberg
Frederick Vandenberg, Chief Financial Officer