Form 10-Q
period 2011-02-28
DESTINY MEDIA TECHNOLOGIES INC
filed 2011-04-14
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended February 28, 2011

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
Yes [   ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,434,097 Shares of $0.001 par value common stock outstanding as of April 14, 2011.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Six months ended February 28, 2011

Destiny Media Technologies Inc.
CONSOLIDATED BALANCE SHEETS (Expressed in United States dollars) Unaudited
As at
	February 28,	August 31,
	2011	2010
	$	$
ASSETS
Current
Cash	422,575	491,012
Accounts and other receivables, net of allowance for doubtful accounts of $32,771 [August 31, 2010 – $17,093] [note 9]	430,725	542,932
Other receivables	105,322	45,616
Prepaid expenses	7,681	32,282
Deferred tax assets	380,000	380,000
Total current assets	1,346,303	1,491,842
Deposits	48,658	9,496
Property and equipment, net	156,814	129,479
Deferred tax assets – long term portion	936,000	948,000
Total assets	2,487,775	2,578,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	294,823	220,538
Accrued liabilities	280,554	259,388
Deferred leasehold inducement	1,977	—
Deferred revenue	55,485	25,018
Obligation under capital lease – current portion [note 4]	9,991	10,759
Total current liabilities	642,830	515,703
Obligation under capital lease – long term portion [note 4]	—	3,745
Total liabilities	642,830	519,448
Commitments and Contingencies [notes 4 and 7]
Stockholders’ equity [note 3]
Common stock, par value $0.001 Authorized: 100,000,000 shares Issued and outstanding: 50,434,097 shares [August 31, 2010 – 51,143,847 shares]	50,434	51,145
Additional paid-in capital	8,752,310	9,049,308
Accumulated deficit	(7,184,705)	(7,214,541)
Accumulated other comprehensive income	226,906	173,457
Total stockholders’ equity	1,844,945	2,059,369
Total liabilities and stockholders’ equity	2,487,775	2,578,817

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2011	2010	2011	2010
	$	$	$	$
Revenue [note 9]	841,072	869,864	1,897,710	1,917,392
Operating expenses
General and administrative	295,376	266,795	659,545	512,526
Sales and marketing	199,032	188,942	414,531	393,488
Research and development	394,742	304,255	758,645	595,911
Amortization	14,087	12,630	30,780	24,120
	903,237	772,622	1,863,501	1,526,045
Income (loss) from operations	(62,165)	97,242	34,209	391,347
Other income (expenses)
Other income	38	29,350	3,030	58,310
Interest income	2,308	1,117	5,082	2,065
Interest and other expense	(208)	(540)	(485)	(1,873)
Income (loss) before income taxes	(60,027)	127,169	41,836	449,849
Income tax recovery (expense) - deferred	17,000	—	(12,000)	—
Net Income (loss)	(43,027)	127,169	29,836	449,849
Net income (loss) per common share, basic and diluted	0.00	0.00	0.00	0.01
Weighted average common shares outstanding:
Basic	50,492,625	51,912,465	50,684,212	51,876,938
Diluted	50,492,625	52,675,248	51,116,020	52,256,222

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	income	Equity
	#	$	$	$	$	$
Balance, August 31, 2009	51,723,647	51,725	9,492,168	(8,900,614)	147,655	790,934
Net income for the year	—	—	—	1,686,073	—	1,686,073
Foreign currency translation gain	—	—	—	—	25,802	25,802
Comprehensive income						1,711,875
Common stock issued on options exercised	133,200	133	6,117	—	—	6,250
Common stock issued on warrants exercised	336,000	336	(336)	—	—	—
Common stock repurchased and cancelled	(1,049,000)	(1,049)	(466,611)	—	—	(467,660)
Stock options repurchased and cancelled	—	—	(30,000)	—	—	(30,000)
Stock based compensation	—	—	47,970	—	—	47,970
Balance, August 31, 2010	51,143,847	51,145	9,049,308	(7,214,541)	173,457	2,059,369
Net income	—	—	—	29,836	—	29,836
Foreign currency translation gain	—	—	—	—	53,449	53,449
Comprehensive income						83,285
Common stock repurchased and cancelled	(709,750)	(711)	(299,972)	—	—	(300,683)
Stock based compensation			2,974	—	—	2,974
Balance, February 28, 2011	50,434,097	50,434	8,752,310	(7,184,705)	226,906	1,844,945

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Six Months	Six Months
	Ended	Ended
	February 28,	February 28,
	2011	2010
	$	$
OPERATING ACTIVITIES
Net income for the period	29,836	449,849
Items not involving cash:
Amortization	30,780	24,120
Deferred commission costs	—	6,864
Deferred leasehold inducement	1,914	—
Stock-based compensation	2,974	54,332
Income taxes –deferred	12,000	—
Changes in non-cash working capital:
Accounts receivable	149,796	(26,570)
Other receivables	(54,306)	(41,900)
Prepaid expenses	(10,917)	4,845
Accounts payable	55,406	(228,066)
Accrued liabilities	1,041	76,944
Deferred revenue	27,579	(11,412)
Net cash provided by operating activities	246,103	309,006
INVESTING ACTIVITIES
Purchase of property and equipment	(47,397)	(14,651)
Net cash used in investing activities	(47,397)	(14,651)
FINANCING ACTIVITIES
Repayments on capital lease obligations	(5,468)	(4,697)
Repurchase of shares and options	(300,683)	(172,664)
Repayments of shareholder loans	—	(70,787)
Net cash used in financing activities	(306,151)	(248,148)
Effect of foreign exchange rate changes on cash	39,008	5,504
Net increase (decrease) in cash	(68,437)	51,711
Cash, beginning of period	491,012	253,100
Cash, end of period	422,575	304,811
Supplementary disclosure
Cash paid for interest	485	1,873

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2011

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ended August 31, 2011.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2011

3. SHARE CAPITAL

[a] Issued and Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share. During the six months ended February 28, 2011, no shares were issued.

[b] Cancelled

During the six months ended February 28, 2011, the Company repurchased and cancelled 709,750 shares for a total cost of $300,683.

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

Stock-based Payment Award Activity

A summary of option activity under the Plans as of August 31, 2010, and changes during the six-month period ended February 28, 2011 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value $
Outstanding at August 31, 2010	3,225,000	0.47	1.68	117,600
Granted	—	—
Exercised	—	—
Expired	(50,000)	1.80
Outstanding at February 28, 2011	3,175,000	0.45	1.20	58,800
Vested and exercisable at February 28, 2011	3,147,917	0.45	1.18	58,800

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2011

3. SHARE CAPITAL (cont’d.)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of February 28, 2011:

Number of Options
Non-vested options at August 31, 2010	42,708
Vested	(15,625)
Non-vested options at February 28, 2011	27,083

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at February 28, 2011.

During the three and six months ended February 28, 2011, total stock-based compensation expense related to employees of $2,974 is reported in the statement of operations as follows:

	Three Months Ended		Six Months Ended
	February 28	February 28	February 28	February 28
	2011	2010	2011	2010
	$	$	$	$
Stock-based compensation:
General and administrative	466	18,505	1,070	18,541
Sales and marketing	316	14,200	673	14,234
Research and development	628	21,471	1,231	21,557
Total stock-based compensation	1,410	54,176	2,974	54,332

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2011

3. SHARE CAPITAL (cont’d.)

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended		Six Months Ended
	February 28	February 28	February 28	February 28
	2011	2010	2011	2010
Expected term of stock options (years)	—	0.55-2.5	—	0.55-2.5
Expected volatility	—	76%-86%	—	76%-86%
Risk-free interest rate	—	0.2%-1%	—	0.2%-1%
Dividend yield	—	—	—	—

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

During the six months ended February 28, 2011, there were no options granted. During the six months ended February 28, 2010, 50,000 options were granted, 300,000 options were extended to one more year and 150,000 options were extended to five more years. The weighted-average grant-date fair value of options granted and extended during the six month period ended February 28, 2010 was $0.11.

As of February 28, 2011 there was $5,906 of unrecognized stock-based compensation cost related to employee stock options granted under the plans, which is expected to be fully recognized over the next 13 months.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2011

3. SHARE CAPITAL (cont’d.)

[d] Employee Stock Purchase Plan

The Company’s 2011 Employee Stock Purchase Plan (the “Plan”) became effective on February 22, 2011. Under the Plan, employees of Destiny are able to contribute up to 5% of their annual salary into a pool which is matched equally by Destiny. Independent directors are able to contribute a maximum of $12,500 each for a combined maximum annual purchase of $25,000. The maximum annual combined contributions will be $400,000. All purchases are made through the Toronto Stock Exchange by a third party plan agent. The third party plan agent will also be responsible for the administration of the Plan on behalf of Destiny and the participants. During the six months ended February 28, 2011, the Company recognized compensation expense of $9,310 in the statement of operations in respect of the Plan and 34,500 shares were purchased at an average price of $0.35. The shares are held in trust by the Company for a period of one year.

[e] Warrants

As at February 28, 2011, the Company has the following common stock warrants outstanding:

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

The intrinsic value for these warrants is $38,500 as at February 28, 2011.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2011

4. COMMITMENTS

The Company entered into a sub-lease agreement for its premises on September 15, 2010. It commenced on October 22, 2010 and will expire on October 31, 2013. The Company is committed to payments as followed:

$
2011	115,251
2012	235,444
2013	241,376
2014	40,394

The Company is committed to make payments under its capital leases for the remaining terms of the leases as follows:

$
2011	6,380
2012	4,151
Total lease payments	10,531
Less: Amounts representing interest	(540)
Balance of obligation	9,991
Less: Current portion	9,991
Long term portion	—

The Company arranged for credit facilities with the Royal Bank of Canada which allows the Company to draw up to $450,000. These credit facilities consist of a revolving demand facility of $400,000 bearing interest at prime plus 3.5% and a commercial credit card facility to $50,000. As of February 28, 2011, the Company has not drawn on either of these credit lines.

5. RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a Director effective October 1, 2010 for six months. The Company will pay $2,000 per month, plus authorized expenses. The Director will receive a 10% commission if related new businesses are successfully closed. During the six months ended February 28, 2011, the Company paid $10,000 consulting fees.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2011

6. INCOME TAX

The Company adopted the provisions of ASC 740, Income taxes. The standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2010, the tax years which remain subject to examination by major tax jurisdictions as of February 28, 2011. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2011

7. CONTINGENCIES

The Company is involved in three actions with Yangaroo Inc. “Yangaroo”, a competitor in Canada, as described below:

a)

On March 7, 2006, the Company filed a statement of claim in the Federal Court of Canada against Yangaroo to affirm the Company’s belief that the Play MPE® service does not infringe on Yangaroo’s Canadian patent and to have this patent declared invalid. On June 7, 2006, the Company’s counsel received a statement of defense and counterclaim from Yangaroo. Yangaroo’s Chairman has since admitted under oath that he had no knowledge of Yangaroo ever having received either a legal or third party expert opinion that the Play MPE® system infringes the Yangaroo patent.

b)

On May 3, 2007, the Company filed a claim against Yangaroo and its executives for $25,000,000 in Ontario Superior Court for defamation injurious falsehood, interference with economic relations, breaches of the Trade-marks Act and breaches of the Competition Act. On June 7, 2007, a statement of defense and counterclaim for the same complaints was filed. The Company believes the counterclaim has no merit. On January 20, 2011, the Superior Court of Justice ruled to dismiss Yangaroo’s counterclaims for injurious falsehood and for interference with economic relations.

c)

On May 12, 2009, the Company was served with a complaint in United States District Court (Eastern District of Wisconsin) by Yangaroo alleging that the Company infringes on its United States patent. On June 7, 2010, the District Court dismissed Yangaroo’s claim in its entirety. On March 14, 2011, The United States Court of Appeals for the Federal Circuit affirmed the earlier District Court’s ruling against Yangaroo and dismissed Yangaroo’s claim.

The amount of damages to the Company, if any, cannot be reasonably estimated and no amount has been recognized in the financial statements. Management believes it is unlikely that the outcome of these matters will have an adverse impact on its result of operations and financial condition.

On August 12, 2009 the Company received a statement of claim in the Supreme Court of British Columbia from a former employee for wrongful dismissal and breach of contract. The former employee relocated to Mexico and maintained he should keep his position. The claim is for approximately $170,000 ($180,000 CDN) plus an award of stock options and unspecified damages. The Company believes the claim is without merit. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2011

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2011

9. SEGMENTED INFORMATION AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by location of customer, is as follows:
	Three Months Ended		Six Months Ended
	February 28	February 28	February 28	February 28
	2011	2010	2011	2010
	$	$	$	$
MPE®
North America	447,814	478,000	1,003,993	1,076,661
Europe	293,671	293,708	683,844	610,723
Australasia	46,414	36,521	101,741	92,054
Total MPE®	787,899	808,229	1,789,578	1,779,438

Clipstream ® & Pirate Radio
North America	53,173	61,635	108,132	137,954
Outside of North America	-	—	—	—
Total Clipstream ® & Pirate Radio	53,173	61,635	108,132	137,954

Total revenue	841,072	869,864	1,897,710	1,917,392

During the six months ended February 28, 2011, three customers represented 63% of the total revenue balance (February 28, 2010 – three customers represented 63% of the total revenue balance). During the three months ended February 28, 2011, three customers represented 63% of the total revenue balance (February 28, 2010 – three customers represented 65% of the total revenue balance).

As at February 28, 2011, two customers represented 57% of the trade receivables balance (August 31, 2010 – three customers represented 61%).

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 28, 2011

10. SUBSEQUENT EVENTS

On March 14, 2011, The United States Court of Appeals for the Federal Circuit affirmed the earlier District Court’s ruling against Yangaroo discussed on notes 7(c) and entirely dismissed Yangaroo’s claim against the Company.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2011

Revenue

The majority of our revenue is derived from the Play MPE® secure pre-release delivery service representing 94% of our total revenues. Play MPE® system access fees grew to $1,789,578 (February 28, 2010 -$1,779,438) representing an increase of 1% over the same period of the previous year. However, total revenue for the six months ended February 28, 2011 was down 1% over the same period in the prior year to $1,897,710 (February 28, 2010 - $1,917,392) due to a decline in Clipstream® revenue.

Approximately 38% of our Play MPE® revenue is denominated in Euros. Play MPE® revenue from Europe for the six months ended February 28, 2011 reached $683,844 (February 28, 2010 - $610,723) representing an increase of 12% in spite of an 7% decline in the value of the Euro relative to the US dollar. Approximately 56% of Play MPE® revenue is denominated in US Dollars and 6% of Play MPE® revenue is denominated in Australia Dollars.

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

During the six months ended February 28, 2011 approximately 6% of our total revenues are derived from sales of our Clipstream® software.

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

Total operating expenditures for the six months ended February 28, 2011 has increased by 22% over the same period in the prior year to $1,863,501 (2010 - $1,526,045). This increase is due to an increase in the volume of legal work associated with litigation with a Canadian competitor, one-time costs associated with our listing on the TSX Venture Exchange (representing approximately 6% of the total operating costs) and increased salaries and wages costs which are due in part to unfavorable exchange fluctuations, additional staff and salary adjustments.

Operating expenditures for the three months ended February 28, 2011 have increased by approximately $130,000 over the same quarter of the previous year to $903,237 (2010 - $772,622). The increase is due in part to increased professional fees and increased salaries and wages costs as a result of unfavorable exchange fluctuations, additional staff and salary adjustments. However operating expenditures decreased by 6% when compared to our first quarter of the year in spite of unfavorable exchange fluctuations.

Rent expense of $113,468 is offset by our sub-lease rental income of $3,030 which is included in “Other income’’ in the Statement of Operations.

General and administrative	28-Feb	28-Feb	$	%
	2011	2010	Change	Change
	(6 months)	(6 months)
Wages and benefits	179,488	186,199	(6,711)	-3.6%
Rent	19,922	34,354	(14,432)	-42.0%
Telecommunications	9,239	11,329	(2,090)	-18.4%
Bad debt	11,615	(23,397)	35,012	-149.6%
Office and miscellaneous	153,499	73,455	80,044	109.0%
Professional fees	285,782	230,586	55,196	23.9%
	659,545	512,526	147,019	28.7%

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

Sales and marketing	28-Feb	28-Feb	$	%
	2011	2010	Change	Change
	(6 months)	(6 months)
Wages and benefits	202,430	204,259	(1,829)	-0.9%
Rent	21,167	35,028	(13,861)	-39.6%
Telecommunications	9,817	11,551	(1,734)	-15.0%
Meals and entertainment	4,956	3,081	1,875	60.9%
Travel	21,466	12,392	9,074	73.2%
Advertising and marketing	154,695	127,177	27,518	21.6%
	414,531	393,488	21,043	5.3%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. During the year ended August 31, 2010 and continued to the six months ended February 28, 2011, Play MPE® has received significant support from the world’s largest record labels and achieved symbiotic relationships with partners within the music industry resulting in cost effective and organic marketing efforts and the marketing cost has been effectively under control. We expect that the business relationships we have developed will provide catalysts to global expansion and barriers to entry with potential competitors should they arise.

Research and development	28-Feb	28-Feb	$	%
	2011	2010	Change	Change
	(6 months)	(6 months)
Wages and benefits	652,092	478,275	173,817	36.3%
Rent	72,378	88,243	(15,865)	-18.0%
Telecommunications	33,567	29,393	4,174	14.2%
Research and development	608	-	608	0.0%
	758,645	595,911	162,734	27.3%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase is mainly due to increased staffing, increased salaries and wages costs, consulting requirements due to an increased ongoing investment in building out the functionality of our Play MPE® and the development of two new Clipstream® service offerings, which have yet to launch.

Amortization

Amortization expense arose from property and equipment. Amortization increased to $30,780 for the six months ended February 28, 2011 from $24,120 for the six months ended February 28, 2010, an increase of $6,660 or 28%.

Other earnings and expenses

Other income decreased to $3,030 for the six months ended February 28, 2011 from $58,310 for the six months ended February 28, 2010, a decrease of $55,280. The decrease was due to our move into a new office space and the termination of sub-lease agreements.

Interest income increased to $5,082 for the six months ended February 28, 2011 from $2,065 for the six months ended February 28, 2010, an increase of $3,017.

Interest expense decreased to $485 for the six months ended February 28, 2011 from $1,873 for the six months ended February 28, 2010, a decrease of $1,388.

Net income

During the six months ended February 28, 2011, we have net income of $29,836 (February 28, 2010 – income of $449,849). The decrease in net income during the period is the result of increased expenses of professional fees, a one-time cost related to TSX-V listing application, increased salaries and wages costs which are due in part to unfavorable exchange fluctuations, additional staff and salary adjustments.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $422,575 as at February 28, 2011 (August 31, 2010 - $491,012). We had working capital of $703,473 as at February 28, 2011 compared to working capital of $976,139 as at August 31, 2010. The decrease in our working capital was mainly due to the repurchase of shares and options of approximately $300,000.

CASHFLOWS

Net cash generated in operating activities was $246,103 for the six months ended February 28, 2011, compared to $309,006 for the six months ended February 28, 2010. Although our revenue remained somewhat at the same level compared to the comparable period in 2010, the main decrease in net cash flows in the operating activities was primarily due to an increase in operating costs, which is partially offset by an improvement on our receivable collections.

The cash used in investing activities was $47,397 for the six months ended February 28, 2011. The net cash used in investing activities was $14,651 for the six months ended February 28, 2010. The increase is primarily due to the purchase of computer and office equipment.

Net cash used in financing activities was $306,151 for the six months ended February 28, 2011 compared to $248,148 for the six months ended February 28, 2010. The increase is mainly the result of repurchasing common shares outstanding.

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

If management’s estimates of the cash flows or operating results do not materialize due to errors in estimates or unforeseen changes to the economic conditions affecting the Company, it could result in an impairment adjustment in future periods up to the carrying value of the deferred income tax balance of $1,316,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the quarter, the rise in the value of the Canadian dollar relative to the US dollar had an adverse impact on the Company. The effect of the stronger Canadian dollar during the six months ended February 28, 2011 contributed approximately $70,000 to the increase in operating expenses compared to the six months ended February 28, 2010.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at February 28, 2011.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in three actions with Yangaroo Inc. “Yangaroo”, a competitor in Canada, as described below:

a)

On March 7, 2006, the Company filed a statement of claim in the Federal Court of Canada against Yangaroo to affirm the Company’s belief that the Play MPE® service does not infringe on Yangaroo’s Canadian patent and to have this patent declared invalid. On June 7, 2006, the Company’s counsel received a statement of defense and counterclaim from Yangaroo. Yangaroo’s Chairman has since admitted under oath that he had no knowledge of Yangaroo ever having received either a legal or third party expert opinion that the Play MPE® system infringes the Yangaroo patent.

b)

On May 3, 2007, the Company filed a claim against Yangaroo and its executives for $25,000,000 in Ontario Superior Court for defamation injurious falsehood, interference with economic relations, breaches of the Trade-marks Act and breaches of the Competition Act. On June 7, 2007, a statement of defense and counterclaim for the same complaints was filed. The Company believes the counterclaim has no merit. On January 20, 2011, the Superior Court of Justice ruled to dismiss Yangaroo’s counterclaims for injurious falsehood and for interference with economic relations.

c)

On May 12, 2009, the Company was served with a complaint in United States District Court (Eastern District of Wisconsin) by Yangaroo alleging that the Company infringes on its United States patent. On June 7, 2010, the District Court dismissed Yangaroo’s claim in its entirety. On March 14, 2011, The United States Court of Appeals for the Federal Circuit affirmed the earlier District Court’s ruling against Yangaroo and dismissed Yangaroo’s claim.

The amount of damages to the Company, if any, cannot be reasonably estimated and no amount has been recognized in the financial statements. Management believes it is unlikely that the outcome of these matters will have an adverse impact on its result of operations and financial condition.

On August 12, 2009 the Company received a statement of claim in the Supreme Court of British Columbia from a former employee for wrongful dismissal and breach of contract. The former employee relocated to Mexico and maintained he should keep his position. The claim is for approximately $170,000 ($180,000 CDN) plus an award of stock options and unspecified damages. The Company believes the claim is without merit. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1 – Risk Factors” in our Form 10-K for the fiscal year ended August 31, 2010 filed with the SEC on November 29, 2010. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On July 6, 2010, the board of directors authorized a second tranche to repurchase up to 1,500,000 shares of the Company’s common stock at a maximum share purchase price of $0.80 per share. During the quarter ended February 28, 2011, the Company has purchased 122,500 shares at an average price of $0.41. Future repurchases will be at times and in amounts as the Company deems appropriate and will be made through open market transactions. All repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The board approved stock repurchase program runs through June 30th, 2011. In addition to the applicable securities laws, the Company will not make any purchases during a time at which its insiders are subject to a blackout from trading in the company’s common shares. The following table sets forth information about our stock repurchases for the three months ended February 28, 2011.

Period (1)	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
December 1, 2010 to December 31, 2010	122,500	$ 0.41	122,500	741,250
January 1, 2011 to January 31, 2011	—	—	—	741,250
February 1, 2011 to February 28, 2011	—	—	—	741,250
Total	122,500	$ 0.41	122,500

(1)	Based on trade date.
(2)	All of these shares were repurchased pursuant to publicly announced share repurchase programs.
(3)	During the three months ended February 28, 2011, the company repurchased a total of 122,500 shares pursuant to publicly announced share repurchase programs. All of 122,500 shares had been cancelled.

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

On February 22, 2011, The Annual General Meeting of the stockholders (the “Annual Meeting”) of Destiny Media Technologies Inc was held. At the Annual Meeting, the stockholders approved by majority vote the following three proposals:

  Elect Steve Vestergaard, Edward Kolic, Lawrence Langs, Yoshitaro Kumagai to serve as directors of the Company until the next annual meeting of the stockholders.
  Ratify the appointment of BDO Canada LLP s as the Company’s independent registered public accounting firm for the year ending August 31, 2011.
  Approve and adopt the Company’s Employee Stock Purchase Plan.

On February 28, 2011, Destiny Media Technologies Inc. (the “Company”) received final acceptance for its Employee Stock Purchase Plan (the “Plan”) from the TSX Venture Exchange (the “Exchange”).

(b) Information required by Item 407(C)(3) of Regulation S-K

No Disclosure Necessary

Item 6. EXHIBITS.

Exhibit 31.1:
Certification required by Rule 13a-14(a) or Rule 15d-14(a)
Certification executed by Steven Vestergaard, Chief Executive Officer

Exhibit 31.2:
Certification required by Rule 13a-14(a) or Rule 15d-14(a)
Certification executed by Frederick Vandenberg, Chief Financial Officer

Exhibit 32.1:
Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
Certification executed by Steven Vestergaard, Chief Executive Officer

Exhibit 32.2:
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

Dated: April 14, 2011

/s/Steven Vestergaard
Steven Vestergaard, Chief Executive Officer
and

/s/Fred Vandenberg
Frederick Vandenberg,
Chief Financial Officer