Form 10-Q
period 2011-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2011-07-14
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended May 31, 2011

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

Yes ___     No __

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
50,434,097 Shares of $0.001 par value common stock outstanding as of July 14, 2011.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Nine months ended May 31, 2011

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
Unaudited

As at

	May 31,	August 31,
	2011	2010
	$	$

ASSETS
Current
Cash	490,726	491,012
Accounts and other receivables, net of allowance for doubtful accounts of $23,543 [August 31, 2010 – $17,093] [note 9]	592,429	542,932
Other receivables	39,681	45,616
Prepaid expenses	18,455	32,282
Deferred tax assets	380,000	380,000
Total current assets	1,521,291	1,491,842
Deposits	48,634	9,496
Property and equipment, net	152,422	129,479
Deferred tax assets – long term portion	842,000	948,000
Total assets	2,564,347	2,578,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	203,199	220,538
Accrued liabilities	231,607	259,388
Deferred leasehold inducement	3,458	—
Deferred revenue	39,302	25,018
Obligation under capital lease – current portion [note 4]	7,053	10,759
Total current liabilities	484,619	515,703
Obligation under capital lease – long term portion [note 4]	—	3,745
Total liabilities	484,619	519,448

Commitments and Contingencies [notes 4 and 7]
Stockholders’ equity [note 3]
Common stock, par value $0.001 Authorized: 100,000,000 shares Issued and outstanding : 50,434,097 shares [August 31, 2010 – issued and outstanding: 51,143,847 shares]	50,434	51,145
Additional paid-in capital	8,753,720	9,049,308
Accumulated deficit	(6,953,985)	(7,214,541)
Accumulated other comprehensive income	229,559	173,457
Total stockholders’ equity	2,079,728	2,059,369
Total liabilities and stockholders’ equity	2,564,347	2,578,817

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2011	2010	2011	2010
	$	$	$	$

Revenue [note 9]	1,176,473	952,383	3,074,183	2,869,775

Operating expenses
General and administrative	262,467	255,487	922,012	768,013
Sales and marketing	184,280	184,801	598,811	578,289
Research and development	392,818	283,757	1,151,463	879,668
Amortization	13,533	14,669	44,313	38,789
	853,098	738,714	2,716,599	2,264,759
Income from operations	323,375	213,669	357,584	605,016
Other income (expenses)
Other income	43	30,156	3,073	88,466
Interest income	1,445	641	6,527	2,706
Interest and other expense	(143)	(537)	(628)	(2,410)
Income before income taxes	324,720	243,929	366,556	693,778
Income tax expense - deferred	(94,000)	—	(106,000)	—
Net Income	230,720	243,929	260,556	693,778
Net income per common share, basic and diluted	0.01	0.00	0.01	0.01

Weighted average common shares outstanding:
Basic	50,434,097	51,617,515	50,599,924	51,789,513
Diluted	50,790,363	52,300,725	51,007,838	52,019,752

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	income	equity
	#	$	$	$	$	$
Balance, August 31, 2009	51,723,647	51,725	9,492,168	(8,900,614)	147,655	790,934

Net income for the year	—	—	—	1,686,073	—	1,686,073
Foreign currency translation gain	—	—	—	—	25,802	25,802
Comprehensive income						1,711,875
Common stock issued on options exercised	133,200	133	6,117	—	—	6,250
Common stock issued on warrants exercised	336,000	336	(336)	—	—	—
Common stock repurchased and cancelled	(1,049,000)	(1,049)	(466,611)	—	—	(467,660)
Stock options repurchased and cancelled	—	—	(30,000)	—	—	(30,000)
Stock based compensation	—	—	47,970	—	—	47,970
Balance, August 31, 2010	51,143,847	51,145	9,049,308	(7,214,541)	173,457	2,059,369
Net income	—	—	—	260,556	—	260,556
Foreign currency translation gain	—	—	—	—	56,102	56,102
Comprehensive income						316,658
Common stock repurchased and cancelled	(709,750)	(711)	(299,972)	—	—	(300,683)
Stock based compensation	—	—	4,384	—	—	4,384
Balance, May 31, 2011	50,434,097	50,434	8,753,720	(6,953,985)	229,559	2,079,728

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2011	2010
	$	$

OPERATING ACTIVITIES
Net income for the period	260,556	693,778
Items not involving cash:
Amortization	44,313	38,789
Deferred commission costs	—	10,415
Deferred leasehold inducement	3,396	—
Stock-based compensation	4,384	55,633
Income taxes –deferred	106,000	—
Changes in non-cash working capital:
Accounts receivable	(7,042)	5,501
Other receivables	9,319	(11,927)
Prepaid expenses and deposits	(21,652)	(30,135)
Accounts payable	(33,643)	(227,725)
Accrued liabilities	(46,953)	82,057
Deferred revenue	12,108	16,835
Net cash provided by operating activities	330,786	633,221

INVESTING ACTIVITIES
Purchase of property and equipment	(56,928)	(67,493)
Net cash used in investing activities	(56,928)	(67,493)

FINANCING ACTIVITIES
Repayments on capital lease obligations	(8,425)	(7,219)
Proceeds from exercise of stock options	—	6,250
Repurchase of shares and options	(300,683)	(475,884)
Repayments of shareholder loans	—	(71,601)
Net cash used in financing activities	(309,108)	(548,454)

Effect of foreign exchange rate changes on cash	34,964	24,204

Net increase (decrease) in cash	(286)	41,478
Cash, beginning of period	491,012	253,100
Cash, end of period	490,726	294,578

Supplementary disclosure
Cash paid for interest	628	2,410
Non-cash investing activity
Purchase of property and equipment included in accounts payable	—	5,320

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2011

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the year ended August 31, 2011.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2011

3. SHARE CAPITAL

[a] Issued and Authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share. During the nine months ended May 31, 2011, no shares were issued.

[b] Cancelled

During the nine months ended May 31, 2011, the Company repurchased and cancelled 709,750 shares for a total cost of $300,683.

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

Stock-based Payment Award Activity

A summary of option activity under the Plans as of August 31, 2010, and changes during the nine-month period ended May 31, 2011 is presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic Value
		Average	Contractual	$
Options	Shares	Exercise Price	Term
Outstanding at August 31, 2010	3,225,000	0.47	1.68	117,600
Granted	—	—
Exercised	—	—
Expired	(50,000)	1.80
Outstanding at May 31, 2011	3,175,000	0.45	0.95	66,150
Vested and exercisable at May 31, 2011	3,154,167	0.45	0.93	66,150

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2011

3. SHARE CAPITAL (cont’d.)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of May 31, 2011:

Number of Options
Non-vested options at August 31, 2010	42,708
Vested	21,875
Non-vested options at May 31, 2011	20,833

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at May 31, 2011.

During the three and nine months ended May 31, 2011, total stock-based compensation expense related to employees of $4,384 is reported in the statement of operations as follows:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2011	2010	2011	2010
	$	$	$	$
Stock-based compensation:
General and administrative	443	654	1,513	19,195
Sales and marketing	309	219	982	14,453
Research and development	658	428	1,889	21,985
Total stock-based compensation	1,410	1,301	4,384	55,633

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2011

3. SHARE CAPITAL (cont’d.)

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2011	2010	2011	2010
Expected term of stock options (years)	—	2.5	—	0.55-2.5
Expected volatility	—	83%	—	76%-86%
Risk-free interest rate	—	0.88%	—	0.2%-1%
Dividend yield	—	—	—	—

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

During the nine months ended May 31, 2011, there were no options granted. During the nine months ended May 31, 2010, 100,000 options were granted, 300,000 options were extended to one more year and 150,000 options were extended to five more years. The weighted-average grant-date fair value of options granted and extended during the nine month period ended May 31, 2010 was $0.21 and $0.11, respectively.

As of May 31, 2011 there was $4,496 of unrecognized stock-based compensation cost related to employee stock options granted under the plans, which is expected to be fully recognized over the next 10 months.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2011

3. SHARE CAPITAL (cont’d.)

[d] Employee Stock Purchase Plan

The Company’s 2011 Employee Stock Purchase Plan (the “Plan”) became effective on February 22, 2011. Under the Plan, employees of Destiny are able to contribute up to 5% of their annual salary into a pool which is matched equally by Destiny. Independent directors are able to contribute a maximum of $12,500 each for a combined maximum annual purchase of $25,000. The maximum annual combined contributions will be $400,000. All purchases are made through the Toronto Stock Exchange by a third party plan agent. The third party plan agent will also be responsible for the administration of the Plan on behalf of Destiny and the participants. During the nine months ended May 31, 2011, the Company recognized compensation expense of $50,616 in the statement of operations in respect of the Plan and shares were purchased at an average price of $0.35. The shares are held in trust by the Company for a period of one year.

[e] Warrants

As at May 31, 2011, the Company has the following common stock warrants outstanding:

	Number of Common	Exercise Price
	Shares Issuable	$	Date of Expiry

$0.22 Warrants	350,000	0.22	August 25, 2012
$0.40 Warrants	361,000	0.40	February 28, 2012
$0.50 Warrants	5,800,000*	0.50	February 28, 2012
$0.70 Warrants	500,000	0.70	April 9, 2012
	7,011,000

*5,400,000 of the $0.50 warrants have a forced conversion feature by which the Company can demand exercise of the share purchase warrants if the common shares trades at a price equal to or greater than $1.25 if certain conditions are met.

The intrinsic value for these warrants is $42,000 as at May 31, 2011.

During the nine months ended May 31, 2011 235,250 (2010: 5,886) warrants expired unexercised.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2011

4. COMMITMENTS

The Company entered into a sub-lease agreement for its premises on September 15, 2010. It commenced on October 22, 2010 and will expire on October 31, 2013. The Company is committed to payments as followed:

$

2011	57,597
2012	235,330
2013	241,258
2014	40,374

The Company is committed to make payments under its capital leases for the remaining terms of the leases as follows:

$
2011	3,188
2012	4,149
Total lease payments	7,337
Less: Amounts representing interest	(284)
Balance of obligation	7,053
Less: Current portion	7,053
Long term portion	—

The Company arranged for credit facilities with the Royal Bank of Canada which allows the Company to draw up to $450,000. These credit facilities consist of a revolving demand facility of $400,000 bearing interest at prime plus 3.5% and a commercial credit card facility to $50,000. As of May 31, 2011, the Company has not drawn on either of these credit lines.

5. RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a Director effective October 1, 2010. The Company will pay $2,000 per month, plus authorized expenses. The Director will receive a 10% commission if related new businesses are successfully closed. During the nine months ended May 31, 2011, the Company paid $16,000 consulting fees.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2011

6. INCOME TAX

The Company adopted the provisions of ASC 740, Income taxes. The standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2010, the tax years which remain subject to examination by major tax jurisdictions as of May 31, 2011. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2011

7. CONTINGENCIES

a)

On June 17, 2011 Destiny entered into a settlement agreement (the “Settlement Agreement”) with Yangaroo Inc. “Yangaroo” whereby the parties have agreed to settle all outstanding litigation between them.

Under the terms of the Settlement Agreement, Destiny and Yangaroo agreed to dismiss and discontinue all outstanding litigation, including claims against officers of Destiny and Yangaroo. In consideration of the settlement, Yangaroo paid Destiny a lump sum amount totaling $600,000 (Canadian Funds). To remove any doubt of future allegations of infringement, Destiny required a cost and royalty free, non-exclusive, sub- licensable, worldwide, irrevocable, license to two patents held by Yangaroo (US Patent No. 7,529,712 and Canadian Patent No. 2,407,774) for the life of each patent. Each party has agreed not to make any claim for costs against the other party.

Destiny had commenced two outstanding Canadian lawsuits (Federal Court of Canada Court File No. T-413-06 and Ontario Superior Court Ontario Court File No. 07-CV- 38068 as a result of certain activities undertaken by Yangaroo. Destiny was a defendant by counterclaim. A third lawsuit was launched in the United States (US District Court for the Eastern District of Wisconsin Green Bay Division Case No. 1:09-CV-00462), in which Destiny was defendant. The US District Court lawsuit had previously dismissed Yangaroo’s claim in its entirety with the dismissal upheld on appeal during the quarter. Negotiations for settlement had been ongoing during the fiscal year until terms were finalized in May 2011. The agreement was executed June 17, 2011 and funds were transferred to Destiny on June 23, 2011. As the transfer of the $600,000 payment to Destiny was a condition precedent to the finalization of the agreement, the funds are not reflected on the Balance Sheet or Statement of Operations for the period ending May 31, 2011.

b)

On August 12, 2009 the Company received a statement of claim for wrongful dismissal. The claim is for approximately $180,000 ($180,000 CDN) plus an award of stock options and unspecified damages. The Company believes the claim is without merit and has filed a counterclaim. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

c)

On January 26, 2011, the Company served a claim in United States District Court District Of New Jersey against Envirosight LLC for using the brand name "Clipstream" for one of their products, thereby infringing on the Company's trademark rights. The parties are currently negotiating a settlement agreement which is expected to include an injunction against further infringing activities.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2011

7. CONTINGENCIES (cont’d.)

d)

On June 10, 2011, the Company filed a claim in the Federal Court of Australia in Melbourne, Australia against Shooting Star and one of their officers for breach of contract and other related claims. Shooting Star was a distributor based in Australia and New Zealand that had been representing the Company's products in that jurisdiction. The defendants have not yet filed a response to the claims. Australian and New Zealand customers are now being supported and contracted directly by the Company and the distribution agreement has been repudiated.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2011

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2011

8. NEW ACCOUNTING PRONOUNCEMENTS (cont’d.)

In May 2011, the FASB issued Accounting Standards Update 2011-14, “Fair Value Measurement (Topic 820)”. This Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and they explain how to measure fair value and they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-15, “Presentation of Comprehensive Income (Topic 220)”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of this update on the consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2011

9. SEGMENTED INFORMATION AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by location of customer, is as follows:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2011	2010	2011	2010
	$	$	$	$
MPE®

North America	685,843	539,576	1,689,836	1,616,237
Europe	387,065	303,530	1,070,909	914,253
Australasia	68,296	46,962	170,037	139,016
Total MPE®	1,141,204	890,068	2,930,782	2,669,506

Clipstream ® & Pirate Radio

North America	35,269	62,315	143,401	200,269
Outside of North America	—	—	—	—
Total Clipstream ® & Pirate Radio	35,269	62,315	143,401	200,269

Total revenue	1,176,473	952,383	3,074,183	2,869,775

During the nine months ended May 31, 2011, three customers represented 65% of the total revenue balance (May 31, 2010 – three customers represented 62% of the total revenue balance). During the three months ended May 31, 2011, three customers represented 68% of the total revenue balance (May 31, 2010 – three customers represented 60% of the total revenue balance).

As at May 31, 2011, three customers represented 72% of the trade receivables balance (August 31, 2010 – three customers represented 61%).

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2011

10. SUBSEQUENT EVENTS

On June 17, 2011 Destiny entered into a settlement agreement (the “Settlement Agreement”) with Yangaroo Inc. “Yangaroo” whereby the parties have agreed to settle all litigation between them. Under the terms of the Settlement Agreement, the Company and Yangaroo agreed to dismiss and/or discontinue all outstanding litigation, including claims against officers of Destiny and Yangaroo. In consideration of the settlement, Yangaroo paid Destiny a lump sum amount totaling $600,000 (Canadian Funds), and granted the Company a cost and royalty free, non-exclusive, worldwide, irrevocable, license to two patents held by Yangaroo (US Patent No. 7,529,712 and Canadian Patent No. 2,407,774). Each party has agreed not to make any claim for costs against the other party. The settlement has not been reflected in the Results of Operations or Balance Sheet for the period ending May 31, 2011.

On June 28, 2011, the board of directors authorized a new tranche to repurchase up to 2,500,000 shares of the Company’s common stock at a maximum share purchase price of $0.80 per share. All repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The board approved stock repurchase program runs through June 30th, 2012. In addition to the applicable securities laws, the Company will not make any purchases during a time at which its insiders are subject to a blackout from trading in the company’s common shares.

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

Currently, more than 95% of the Company’s revenues come from the Play MPE® digital distribution service. The remaining revenue is derived from recurring revenues for secure Clipstream® powered market research video questionnaires and legacy Clipstream® licenses.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2011

Revenue

Total revenue for the nine months ended May 31, 2011 grew by approximately 7% over the same period in the prior year to $3,074,183 (May 31, 2010 - $2,869,775) or 40% over the immediately preceding quarter despite a decline in Clipstream® revenue.

Revenue from the Play MPE® system represents over 95% of our revenue. The Play MPE® system saw access fee revenue grow to $2,930,782 (May 31, 2010 - $2,669,506) for the nine month period ending May 31, 2011 representing a 10% increase over the same period in the prior year. Quarterly revenue for Play MPE® grew to $1,142,204 representing a 28% increase over the same quarter in the previous year or 45% over the immediately preceding quarter and is the highest quarterly revenue that Play MPE® has observed. During the year Play MPE® expanded into New Zealand and several European countries began using Play MPE® in small amounts.

European revenue continues to grow but is concentrated mainly in the United Kingdom and the Scandinavian countries. In 2009, Play MPE® was translated into 25 languages to facilitate global expansion, however each region presents unique issues such as unique cultures, recipient preferences, privacy laws, political systems and requirements for local training, demonstration and representation. Our approach to global expansion is to address these concerns within the scope of our capacity and grow sequentially at each location while maintaining a superior product in our more successful areas. We work closely with the major labels as we work with their staff to rollout the system to their regional sub-labels around the world and to address local requirements.

For example, the Play MPE® system needed to be adjusted for Germany’s unique privacy laws. This was completed during the quarter. As such, while the German language represents the second most commonly selected language, our European revenue does not yet include an appreciable amount from Germany. In Japan we reached an agreement with All Access Today Japan, Inc. (“AATJ”) in May 2011. As part of this agreement, AATJ will represent Play MPE® in Japan.

Seasonal fluctuations in our revenue from quarter to quarter result from slowdowns in the music industry or contractual variations. Play MPE® has shown steady improvement, growing in 15 of the previous 19 quarters averaged approximately 20% growth per quarter during that time.

Play MPE® has grown due to its superior offering including a significant cost reduction compared to physical delivery. Play MPE® has several value added propositions and we believe it presents the best digital delivery system in the market. During the quarter, a competitor agreed to terms with a former marketing partner in Australia and has offered our clients a significant reduction in pricing. Where pricing is the primary and motivating concern, we have seen some erosion in our customer base, however, we believe Play MPE® offers a much greater value despite a higher price point than this competitor and we have retained most of our clients in that market.

Approximately 37% of our Play MPE® revenue is denominated in Euros. Play MPE® revenue from Europe for the nine months ended May 31, 2011 reached $1,070,909 (May 31, 2010 - $914,253) representing an increase of 17% in spite of a 2% decline in the value of the Euro relative to the US dollar. Approximately 57% of Play MPE® revenue is denominated in US Dollars and 6% of Play MPE® revenue is denominated in Australia Dollars.

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

Total operating expenditures for the nine months ended May 31, 2011 has increased by 20% over the same period in the prior year to $2,716,599 (2010 - $2,264,759). This increase is due to an increase in the volume of legal work associated with a recent litigation with a Canadian competitor settled immediately following the quarter, one-time costs associated with our listing on the TSX Venture Exchange and increased salaries and wages costs which are due in part to unfavorable exchange fluctuations, additional staff and salary adjustments.

Operating expenditures for the three months ended May 31, 2011 have increased by approximately $110,000 over the same quarter of the previous year to $853,098 (2010 - $738,714). The increase is due mostly to increased salaries and wages costs as a result of unfavorable exchange fluctuations, additional staff and salary adjustments and an increased volume of legal work. However operating expenditures decreased by almost 6% when compared to our second quarter of the year. We anticipate the recent litigation settlement will greatly reduce our legal expenditures in the future.

Rent expense of $173,071 is offset by our sub-lease rental income of $3,073 which is included in “Other income’’ in the Statement of Operations.

General and administrative	31-May	31-May	$	%
	2011	2010	Change	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	270,764	262,460	8,304	3.2%
Rent	30,291	48,264	(17,973)	-37.2%
Telecommunications	13,939	16,540	(2,601)	-15.7%
Bad debt	9,773	(20,894)	30,667	-146.8%
Office and miscellaneous	176,067	138,595	37,472	27.0%
Professional fees	421,178	323,048	98,130	30.4%
	922,012	768,013	153,999	20.1%

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

Office and miscellaneous expenditures include fees associated with our TSX Venture listing. Most of these fees are non-recurring are associated with the initial listing which took place in October 2010.

The increase in professional fees is due to an increase of volume of legal work associated with litigation and corporate costs associated with our annual general meeting and arrangements made for our employee share purchase plan. Litigation costs associated with Yangaroo represent approximately half (48%) of the costs for professional fees for the nine month period ending May 31, 2011. We are happy to report that we have settled all outstanding litigation with Yangaroo immediately following the current quarter. The successful resolution to this long running dispute is expected to reduce the litigation costs we have been incurring since fiscal 2006 and will allow management to more greatly focus our time on growing the business with existing and new products. As part of the settlement, we required a lump sum amount totaling $600,000 (Canadian Funds) from Yanngaroo and, to remove any possibility of future allegations of infringement, Destiny required a cost and royalty free, non-exclusive, sub-licensable, worldwide, irrevocable, license to two patents held by Yangaroo (US Patent No. 7,529,712 and Canadian Patent No. 2,407,774) for the life of each patent. The lump sum settlement from Yangaroo will be reflected in our fourth quarter results. Also during the nine months ending we had costs associated with other litigation described below.

Bad debt recoveries declined as a large recovery for unpaid fees was realized during fiscal 2010.

Sales and marketing	31-May	31-May	$	%
	2011	2010	Change	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	303,825	291,238	12,587	4.3%
Rent	32,184	49,873	(17,689)	-35.5%
Telecommunications	14,810	17,092	(2,282)	-13.4%
Meals and entertainment	7,367	5,562	1,805	32.5%
Travel	34,880	21,600	13,280	61.5%
Advertising and marketing	205,745	192,924	12,821	6.6%
	598,811	578,289	20,522	3.5%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. During the year ended August 31, 2010 and continued to the nine months ended March 31, 2011, Play MPE® has received significant support from the world’s largest record labels and achieved symbiotic relationships with partners within the music industry resulting in cost effective and organic marketing efforts and the marketing cost has been effectively under control. We expect that the business relationships we have developed will provide catalysts to global expansion and barriers to entry with potential competitors should they arise.

Research and development	31-May	31-May	$	%
	2011	2010	Change	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	988,613	705,143	283,470	40.2%
Rent	110,597	129,670	(19,073)	(14.7%	)
Telecommunications	50,893	44,855	6,038	13.5%
Research and development	1,360	-	1,360	N/A
	1,151,463	879,668	271,795	30.9%

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

Amortization

Amortization expense arose from property and equipment. Amortization increased to $44,313 for the nine months ended May 31, 2011 from $38,789 for the nine months ended May 31, 2010, an increase of $5,524 or 14%.

Other earnings and expenses

Other income decreased to $3,073 for the nine months ended May 31, 2011 from $88,466 for the nine months ended May 31, 2010, a decrease of $85,393. The decrease was due to our move into a new office space and the termination of sub-lease agreements.

Interest income increased to $6,527 for the nine months ended May 31, 2011 from $2,706 for the nine months ended May 31, 2010, an increase of $3,821.

Interest expense decreased to $628 for the nine months ended May 31, 2011 from $2,410 for the nine months ended May 31, 2010, a decrease of $1,782.

Net income

During the nine months ended May 31, 2011, we have net income of $260,556 (May 31, 2010 – net income of $693,778). The decrease in net income during the period is the result of provision for deferred income taxes, increased expenses of professional fees, a one-time cost related to the TSX-V listing application and increased salaries and wages costs which are due in part to unfavorable exchange fluctuations, additional staff and salary adjustments.

	2010 Q1	2010 Q2	2010 Q3	2010 Q4	2011 Q1	2011 Q2	2011 Q3
	$	$	$	$	$	$	$

Net Income	322,680	127,169	243,929	992,295	72,863	(43,027)	230,720
Amortization and stock compensation	11,646	66,806	15,970	6,654	18,257	15,497	14,943
Net Interest expense	385	(577)	(104)	(586)	(2,497)	(2,100)	(1,302)
Income tax	-	-	-	(878,000)	29,000	(17,000)	94,000
EBITDA	334,711	193,398	259,795	120,363	117,623	(46,630)	338,361

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $490,726 as at May 31, 2011 (August 31, 2010 - $491,012). We had working capital of $1,036,672 as at May 31, 2011 compared to working capital of $976,139 as at August 31, 2010. The increase in our working capital was mainly due to increased accounts receivable and decreased accounts payable.

CASHFLOWS

Net cash generated in operating activities was $330,786 for the nine months ended May 31, 2011, compared to $633,221 for the nine months ended May 31, 2010. Although our revenue was higher than the comparable period in 2010, the main decrease in net cash flows in the operating activities was primarily due to an increase in operating costs and timely payment on accounts payable.

The cash used in investing activities was $56,928 for the nine months ended May 31, 2011. The net cash used in investing activities was $67,493 for the nine months ended May 31, 2010. The decrease is primarily due to the higher amount purchase of computer and office equipment in the same period in 2010.

Net cash used in financing activities was $309,108 for the nine months ended May 31, 2011 compared to $548,454 for the nine months ended May 31, 2010. The decrease is mainly the result of less repurchasing common shares outstanding in 2011.

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

In May 2011, the FASB issued Accounting Standards Update 2011-14, “Fair Value Measurement (Topic 820)”. This Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and they explain how to measure fair value and they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-15, “Presentation of Comprehensive income (Topic 220)”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of this update on the consolidated financial statements.

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

At present, the Company does not yet have a standard business practice for contracts that contain extended payment terms, and therefore recognizes revenue from such contracts when the payment terms lapse and all other revenue criteria have been met.

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

If management’s estimates of the cash flows or operating results do not materialize due to errors in estimates or unforeseen changes to the economic conditions affecting the Company, it could result in an impairment adjustment in future periods up to the carrying value of the deferred income tax balance of $1,212,000.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the quarter, the rise in the value of the Canadian dollar relative to the US dollar had an adverse impact on the Company. The effect of the stronger Canadian dollar during the nine months ended May 31, 2011 contributed approximately $100,000 to the increase in operating expenses compared to the nine months ended May 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at May 31, 2011.

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
  Our audit committee does not have a financial expert and is not independent; and
  Due to the limited number of staff resources, the Company may not have the necessary in-house knowledge to address complex accounting and tax issues that may arise.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

a)

On June 17, 2011 Destiny entered into a settlement agreement (the “Settlement Agreement”) with Yangaroo Inc. “Yangaroo” whereby the parties have agreed to settle all outstanding litigation between them.

Under the terms of the Settlement Agreement, Destiny and Yangaroo agreed to dismiss and discontinue all outstanding litigation, including claims against officers of Destiny and Yangaroo. In consideration of the settlement, Yangaroo paid Destiny a lump sum amount totaling $600,000 (Canadian Funds). To remove any doubt of future allegations of infringement, Destiny required a cost and royalty free, non-exclusive, sub-licensable, worldwide, irrevocable, license to two patents held by Yangaroo (US Patent No. 7,529,712 and Canadian Patent No. 2,407,774) for the life of each patent. Each party has agreed not to make any claim for costs against the other party.

Destiny had commenced two outstanding Canadian lawsuits (Federal Court of Canada Court File No. T-413-06 and Ontario Superior Court Ontario Court File No. 07-CV-38068 as a result of certain activities undertaken by Yangaroo. Destiny was a defendant by counterclaim. A third lawsuit was launched in the United States (US District Court for the Eastern District of Wisconsin Green Bay Division Case No. 1:09-CV-00462), in which Destiny was defendant. The US District Court lawsuit had previously dismissed Yangaroo’s claim in its entirety with the dismissal upheld on appeal during the quarter.

Negotiations for settlement had been ongoing during the fiscal year until terms were finalized in May 2011. The agreement was executed June 17, 2011 and funds were transferred to Destiny on June 23, 2011. As the transfer of the $600,000 payment to Destiny was a condition precedent to the finalization of the agreement, the funds are not reflected on the Balance Sheet or Statement of Operations for the period ending May 31, 2011.

b)

On August 12, 2009 the Company received a statement of claim for wrongful dismissal. The claim is for approximately $180,000 ($180,000 CDN) plus an award of stock options and unspecified damages. The Company believes the claim is without merit and has filed a counterclaim. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations and financial condition.

c)

On January 26, 2011, the Company served a claim in United States District Court District Of New Jersey against Envirosight LLC for using the brand name "Clipstream" for one of their products, thereby infringing on the Company's trademark rights. The parties are currently negotiating a settlement agreement which is expected to include an injunction against further infringing activities.

d)

On June 10, 2011, the Company filed a claim in the Federal Court of Australia in Melbourne, Australia against Shooting Star and one of their officers for breach of contract and other related claims. Shooting Star was a distributor based in Australia and New Zealand that had been representing the Company's products in that jurisdiction. The defendants have not yet filed a response to the claims. Australian and New Zealand customers are now being supported and contracted directly by the Company and the distribution agreement has been repudiated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On June 28, 2011, the board of directors authorized a new tranche to repurchase up to 2,500,000 shares of the Company’s common stock at a maximum share purchase price of $0.80 per share. The Company didn’t repurchase any shares during the quarter ended May 31, 2011. Future repurchases will be at times and in amounts as the Company deems appropriate and will be made through open market transactions. All repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The board approved stock repurchase program runs through June 30th, 2012. In addition to the applicable securities laws, the Company will not make any purchases during a time at which its insiders are subject to a blackout from trading in the company’s common shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

(a) Reports on Form 8-K

On October 8, 2010, the Company announced by press release that it received approval from the TSX Venture Exchange for the listing of its common shares under the symbol “DSY”.

On October 26, 2010, the Company announced by press release that it upgraded its head office effective October 26, 2010.

On November 30, 2010, the Company announced by press release that its year end results as of August 31, 2010 showed record revenues and 176% jump in earnings compared to prior year.

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

On June 17, 2011, Destiny Media Technologies Inc. and its subsidiaries, Destiny Software Productions Inc. and MPE Distribution, Inc., entered into a settlement agreement dated June 17, 2011 (the “Settlement Agreement”) with Yangaroo Inc. whereby the parties have agreed to settle all litigation between them.

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

Dated: July 14, 2011

/s/Steven Vestergaard
Steven Vestergaard, Chief Executive Officer
and

/s/Fred Vandenberg
Frederick Vandenberg, Chief Financial Officer