Form 10-K
period 2011-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2011-11-29
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the fiscal year ended August 31, 2011

[   ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

Commission File Number 000-28259

DESTINY MEDIA TECHNOLOGIES INC.
(Name of small business issuer in its charter)

COLORADO	84-1516745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 750, PO Box 11527, 650 West Georgia Street,
Vancouver, British Columbia, Canada	V6B 4N7
(Address of principal executive offices)	(Zip Code)

604-609-7736
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:	NOT APPLICABLE

Securities registered under Section 12(g) of the Exchange Act:	COMMON STOCK, PAR VALUE $0.001 PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ] Yes    [X] No

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
[   ] Yes    [X] No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] Yes    [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[   ] Yes    [X] No

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

50,434,097 common shares @ $0.33(1) = $16,643,252
(1) Closing price as quoted on the OTC Bulletin Board on February 28, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

50,487,577 Shares of $0.001 par value common stock outstanding as of November 25, 2011.

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

Our common stock trades on TSX Venture Exchange in Canada under the symbol “DSY”, on the OTCBB and OTCQX under the symbol “DSNY”, and on various German exchanges (Frankfurt, Berlin, Stuttgart and Xetra) under the symbol DME, WKN 935 410.

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

Currently, more than 95% of the Company’s revenues come from the Play MPE® digital distribution service. The remaining revenue is derived from recurring revenues for secure Clipstream® powered market research video questionnaires.

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

Staff who "encode" each release choose the access rights, whether the system should automatically generate a template driven marketing email alert, whether the song should be locked to the recipient computer and which partner sites should have access to the content.

On the impact date, the "send" appears in the "available tracks" section of the user's account. Recipients can access through proprietary iPhone, Mac and Windows based players, through a Direct to Web browser interface supporting playerless streaming and download or through partner sites, including integration into reporting systems such as Mediabase, radio automation systems such as Nexgen or Selector or through custom direct integration into the backend server systems at the radio chains. Destiny's proprietary applications offer popular features, such as the ability to drag and drop to build and burn playlists to CD's for music meetings, the ability to convert and export into a wide variety of formats from the iTunes AAC format to the popular MP3 format and to export meta data automatically into third party applications.

The system generates an unbranded Clipstream® format playerless streaming audio clip for previewing and two broadcast quality versions of the downloadable audio. The recipient can choose to receive a lossless compressed exact copy of the original file at up to four times regular download speed or a variable bitrate compressed version, indistinguishable to the human ear, at up to fifteen times regular download speed. Recipients receive a custom library of available tracks and are able to repeat the download if music is lost.

All exported songs are marked in real time with Destiny's patent pending watermark technology. Songs on the internet are scanned through Destiny's integration into the International Federation of the Phonographic Industry's ("IFPI") internet web crawler. Headquartered in London, UK, the IFPI is the organization that represents the interests of the recording industry worldwide and one of its missions is to safeguard the rights of record producers. IFPI web crawlers visit torrents, peer to peer networks and websites searching for unauthorized content. When problem files are identified, the IFPI software looks for Destiny's watermark in the content to identify the originating source. If a mark is found, Destiny's server and the originating label are automatically contacted so that recipient can be disabled from the system and appropriate action can be taken against the individual to hold that recipient accountable for the unauthorized distribution.

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

Real time usage statistics for Play MPE® are available at: http://tinyurl.com/2dyb7ao

Clipstream®

Clipstream® is an innovative "instant play" solution for playback of streaming audio and streaming video. Unlike Windows Media Player or Quicktime, there is no player that has to launch for the content to playback. The Clipstream® software suite enables audio or video content to be "streamed" so that the media plays instantly and automatically when the user initiates playback. Creating streaming video content with other technologies can be a complicated process and in most cases, users are required to purchase and maintain streaming servers. With Clipstream®, content owners simply encode the content into the Clipstream® format, then upload to an existing website.

Clipstream® encoded content plays instantly in most cases, without requiring the user to download CODECS or player software. This results in a much higher play rate for site owners and because there is no player executable, users are not exposed to viruses, trojan horses or unstable code that could crash their computer.

According to Comscore's May 2011 US Online Video rankings, 176 million U.S. Internet users watched online video content in May for an average of 15.9 hours per viewer. The total U.S. Internet audience engaged in more than 5.6 billion viewing sessions during the course of the month. Most of these streams are served by only four competitive technologies to Clipstream® and none of them can offer as high a playrate, secure streams and instant play. Because competing solutions are player based, they require users to maintain the installed playback software. This exposes the computer to viruses, high resource use and instability. Clipstream® relies on features found in most browsers on most operating systems to provide the easiest user experience and the highest cross platform, secure playback rate.

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

Clipstream® Powered Survey Clip

Market research professionals often use videos and imagery to describe a product or to preview a potential movie trailer or advertisement that may or may not air. Often, the content of the video is sensitive or confidential. Destiny offers a solution that secures the content so that it will only play from an authorized domain, blocks screenscraper programs (programs which are able copy screen displays) and watermarks the content to protect it from being recorded by video camera or other means. Destiny's clips are incorporated into online surveys where the high penetration and playrate ensure the minimum number of high value survey participants "drop out".

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

New Clipstream® Products

The following products are under development and not yet commercially available.

Licensing of Next Generation Clipstream®

The Company has filed a provisional patent application for a solution to the transcoding problem faced by video publishers. With other streaming solutions, the publisher has to transcode the video into different versions for different devices and operating systems. These multiple copies of the same file use up valuable server storage space and there is commonly quality degradation from one version to the next. Transcoding takes time and uses up CPU. The Company is building out the next generation of Clipstream® which will work on all browsers, even without the publishers permission and which can be served up from any standard web browser. We expect that this solution can be licensed widely.

IPTV

The Company has developed technology (http://tv.clipstream.com) that enables users to remotely access their own video or TV signal through any web browser without installing player software. The Company is not offering this product directly to consumers and may pursue direct OEM licensing opportunities where the broadcast software can be pre-installed on internet enabled TV's, IP security cameras and computers.

HD Internet Radio

Destiny is developing a new internet radio service, which enables radio stations to embed their own on air signal into their corporate website without hiring new media consultants and installing high speed connections and streaming servers into their own offices. Instead our software forwards a single stream to our servers where it is replicated. Users who click on the play button on the station's website receive the stream from Destiny's servers in the playerless Clipstream® format. We expect that higher play rates will mean lower user support requirements for staff at the station.

This application can extend to derivative business opportunities where the station's signal can be archived on our servers to meet regulatory and advertiser requirements and where the stream can be analyzed to automate reporting of which songs were played on air by that station.

Cloud Offering

This new asset management system is being built out in direct response to customer requests for a hosting system that allows users to easily organize and reuse content. Members will be able to upload a wide variety of assets (video, documents, software, audio, pictures, etc.), which they can lock down to be accessed by certain users. Reporting on access is available on an asset by asset basis. Streamed versions of audio and video content are created automatically by a farm of stream encoding servers. Users can create audio content by dialing in through a telephone, so meetings and other audio content can easily be automatically converted into streaming media. Users can choose templates to organize assets into web pages or emails or they can simply embed assets to appear to be served from their own corporate websites even though the content is originating on Destiny's servers. The system has a wide variety of features including sophisticated email list management for staying in contact with customers.

BUSINESS DEVELOPMENT

In June, the US Patent and Trademark Office approved our patent claims for a proprietary watermarking solution 11/874839 "Methods for Watermarking Media Data". This technology enables content owners to trace back the source of pirated content. Also, the Company began developing a solution to the significant costs associated internet video "transcoding" and filed a provisional patent application in August.

In October 2010, the Company received approval for its shares to trade on the TSX Venture Exchange in Canada under the symbol "DSY". In August 2011, the Company received approval for its shares to trade on the OTC market's OTCQX tier.

MPE®

In 2011, annual revenue increased 6% to $4,007,230 with over 95% of our revenue from Play MPE®.

A major focus in fiscal 2011 was to complete a new revision of our encoder and various players for the international market and recipient types other than radio and to integrate our solution with Clear Channels RCS subsidiary's scheduling and radio automation software. Both of these solutions are expected to launch over Christmas 2011, when the music industry slows down. In anticipation of this roll out, staff have spent time with potential customers in Japan and major western European markets, such as France and Germany, so they can begin trials in conjunction with the launch. Most sends in these markets to date have originated in the UK and to ensure volume, it is important that local sub-labels are able to send directly from the local markets.

We have customized the way the system works to be compatible with German privacy and spam laws and we have modernized the player interface to appeal to journalists and other recipients who prefer a quicker "one click" experience over the extensive features in a player application. Non-radio markets are much larger than radio and will be a focus for future growth. The new system will also integrate more closely with back end solutions, such as with the labels' video repositories.

In April 2011, we became aware that our exclusive reseller in Australia and New Zealand had breached our agreement and had been representing a product from a regional competitor in negotiating with our clients. As a result, staff have begun supporting Play MPE® directly and building relationships with our clients. The Company is currently reviewing different methods of maintaining the Australian business. With an automated system, twenty- four hour technical support, advanced feature set, and an ability for labels to share releases globally, we have had positive feedback from recipients and customers alike.

In May, we entered into an agreement with All Access Today Japan, a subsidiary of Dentsu in Tokyo, which handles concert promotion, licensing, fan sites and tours for big name artists. They will be representing both our Play MPE® and new Clipstream® solutions in the Asian market. They have begun demonstrating the system to the majors and other industry participants and we plan to launch trials there with our new player software.

Some highlights for the year include:

September 9-10, 2010:	Canadian Country Music Association Industry Awards, Edmonton, Alberta

September 8-11, 2010:	Christian Music Broadcasters Momentum Conference in Orlando, Fla.

October 27-28, 2010:	Billboard Film and TV Music Conference, Los Angeles, California

March 2-4, 2011:	Country Radio Seminars in Nashville, Tennessee

March 9-12, 2011:	Canadian Music Week in Toronto, Canada

March 15-19, 2011:	South by Southwest Music and Media Conference in Austin, Texas.

April 28-30, 2011:	A&R Worldwide/All Access Convention in Los Angeles, California.

April 29-30, 2011:	Worldwide Radio Summit, Los Angeles, California

August 10-13, 2011:	FMQB Triple A Convention, Boulder Colorado

Clipstream®

The sales focus for Clipstream® was to manage legacy license sales and to focus on expanding usage in the market research niche where the product has become a standard for secure video questionnaires. Because of the cost of acquisition of a survey participant and the sensitivity of the content, the high play rate and security of the Clipstream® solution is critical.

The Company continues to invest only minimally into sales and marketing until the new high margin Clipstream® services are ready for launch.

Some highlights for the year include:

October, 11-14, 2010 (in San Diego, California) and June 2-3, 2011 (New York, New York): Council of American Survey Research Organizations Technology Conference

Significant Customers

During the year ended August 31, 2011, revenue earned from three customers represented 64% of our gross revenue. During the year ended August 31, 2010, revenue earned from three customers represented 61% of our gross revenue.

OUR BUSINESS OPERATIONS

We lease approximately 5,792 square feet of office space, with the lease expiring in October of 2013, and we currently have twenty-five full time employees and one part time employee. Our employees include our President and Chief Executive Officer, Chief Financial Officer, twelve sales and technical support personnel, and nine software developers. We also employ contractors as needed.

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

Research and Development

Total research and development expenditures for the year ended August 31, 2011 were $1,563,690 (2010: $1,193,618).

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

The Company has entered into strategic alliances to ensure that Play MPE® is an integrated part of the music industry. With an agreement with RCS (http://www.rcsworks.com), we are launching a Play MPE® powered site branded as Musicpoint, which will provide instant access to over 9,000 customers across its product lines, RCS is the leading supplier of radio automation and scheduling software, marketed under the brands Selector, GSelector and NexGen Digital.

Play MPE® integrates with Wide Orbit Automation for Radio, various product offerings from OMT and supports Broadcast Electronic’s Audio Vault.

Also, the Company exports directly into a wide variety of back end systems such as Clear Channel's Prophet system, the BBC's internal distribution system and Sirius XM's servers. Mediabase, the dominant supplier of reporting information to the recording industry exclusively links download links wherever a new song appears and these links direct their users to register into our system to access this content.

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
• Embeds in real time
• Uniquely identifies the recipient account,
• Survives on air broadcast and compression,
• Inaudible
• Integrated with the IFPI	• Not available or Licensed 3rd party watermarks
• Range available offers trade off between audio quality and reliability
• Longer implementation required
• Does not survive on air broadcast, conversion to new formats, compression or filtering
		• None known to be integrated with the IFPI	Unique individual watermarking not available.
Cost	Estimated to be approximately 80% savings over physical	Unknown range	Costs generally include: • mail or courier charges • manufacture of CD • address label, packaging, • list maintenance

Streaming	Instant, Clipstream® powered	3rd party players and codecs.	Not applicable
Reporting	Real time	None to real time	None
Player Versions and capabilities	• PC
• Mac and,
• iPhone player versions including the following proprietary software features:
• encrypted audio playback,
• drag and drop play lists,
• integrated CD burning,
	• export to other formats	Required 3rd party players which require correct version and association information.	Labor intensive process to encode into a digital format at radio to integrate into radio automation and reporting software systems
Portability	No Player required “Play MPE Direct to Web” supports playerless streaming and download from any web browser	Websites require installation of a third party media player and authentication agents	Portable.
Meta Data	Fingerprinting, photos, video, PDF’s, Data (ISRC codes, intro times, beats per minute, etc.) exported into radio automation system/software. Exclusive integration with RCS Sound Software – the world’s leading radio scheduling software provider.	Artist name, title, label, compatible with only one automation system.	Radio must manually input “meta data” requiring more labor and leading to errors causing errors in royalty reporting.
Formats	CD, WAV, MP2, MP3, AAC, WMA	MP3, WMA, WAV	CD

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

The current version of Clipstream relies on Java Technology owned by Oracle Corporation be pre-installed on the browser or if it isn't, for the consumer to install it. On some browsers, particularly on mobile, this isn't always the case. We have filed a patent for a new solution that we are building out that will work on all browsers, providing a near 100% play rate, including on mobile and devices such as the iPad and iPhone that currently block Flash. Because this solution allows the publisher to use just one version of the video, rather than multiple versions to support different devices, we expect that this solution will be popular. Site owners will save the cost and quality loss of transcoding and will need much less storage than with multiple video versions. We are not aware of a competitor with a similar feature set.

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

  Because there is no player, Clipstream® encoded media never becomes obsolete and never has to be re- encoded. Content encoded in Clipstream® ten years ago still plays today. Other solutions launch new player software without backwards compatibility.

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

Over 95% of our revenue is generated from our Play MPE® distribution service. Competitors may arise and/or customers may not renew distribution contracts. This factor could cause our revenue to decrease with the result that our financial condition and operating results would be adversely affected. Competitors have been small, regionally based, have limited resources, and have yet to capture a material share of the market. If a competitor were to develop a comparable or superior product, our market share could be reduced.

If we are not able to control our operating expenses, then our financial condition may be adversely affected.

Operating expenses increased to $3,209,630 for the year ended August 31, 2011 from $3,082,320 for the year ended August 31, 2010 while our revenue increased to $4,007,230 for the year ended August 31, 2010 from $3,771,382 for the year ended August 31, 2010. Our ability to maintain profitability is conditional upon our ability to control our operating expenses. While we have been successful in containing our operating expenses, there is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

If we are not successful in legal proceedings against us, then our business and financial condition could be adversely affected.

We are currently party to two counterclaims and one claim against the Company, as described in Item 3 of Part I under the heading "Legal Proceedings". If we are not successful in these legal proceedings and are forced to make payments of damages to the plaintiffs, then our business and our financial condition would be adversely affected.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None

ITEM 2.               PROPERTIES

Our head office is located in leased premises at Suite 750, 650 Georgia Street, Vancouver, British Columbia, Canada V6B 4N7. Our principal business operations are carried out from head office. Our leased premises consist of approximately 5,792 square feet. We pay rent of approximately $19,000 Canadian (equal to approximately $19,000 US) per month. The lease expires October 30, 2013. We consider our leased premises adequate for our current business purposes.

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

3. Cross Platform Streaming Video (provisional)

This solution enables publishers to serve streaming video from their web site without the need for a separate streaming server. The solution will play instantly in all recent browsers, including mobile devices, without the need for a separate video player.

Registered Trademarks

Clipstream®
Granted: USA, Canada, Japan, Israel, European Community, China

Play MPE®
Granted: Japan, USA, Canada, European Community, China

MPE®
Granted: Japan, USA, Canada, European Community
Pending: China

Sonox Digital®
Granted: Japan, China
Pending: Canada, USA

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

(1)

Destiny had commenced two outstanding Canadian lawsuits (Federal Court of Canada Court File No. T- 413-06 and Ontario Superior Court Ontario Court File No. 07-CV-38068 as a result of certain activities undertaken by Yangaroo Inc., a Canadian competitor (“Yangaroo”). Destiny was a defendant by counterclaim. A third lawsuit was launched in the United States (US District Court for the Eastern District of Wisconsin Green Bay Division Case No. 1:09-CV-00462), in which Destiny was defendant. The US District Court lawsuit had previously dismissed Yangaroo’s claim in its entirety with the dismissal upheld on appeal during the year.

On June 17, 2011 Destiny entered into a settlement agreement (the “Settlement Agreement”) with Yangaroo to settle all outstanding litigation.

Pursuant to the Settlement Agreement, Yangaroo paid Destiny a lump sum amount totaling $600,000 (Canadian Funds). The settlement payment was received and recorded in the fourth quarter of fiscal 2011.

As part of the settlement Destiny also acquired a cost and royalty free, non-exclusive, worldwide, irrevocable, license to two patents held by Yangaroo (US Patent No. 7,529,712 and Canadian Patent No. 2,407,774). No value was assigned or recorded to the licenses to Yangaroo’s patents.

Each party has agreed not to make any claim for costs against the other party.

(2)

On August 12, 2009 the Company received a statement of claim for wrongful dismissal. The claim is for approximately $184,000 ($180,000 CDN) plus an award of stock options and unspecified damages. The Company believes the claim is without merit. The matter was heard at trial subsequent to year-end and management expects a decision shortly. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations, cash flows and financial condition.

(3)

On June 10, 2011, the Company commenced proceedings in the Federal Court of Australia against Shooting Star Picture Company Pty Ltd, Peter Skillman and D-Star Music Delivery Pty Ltd. (collectively the “respondents”). The Company alleges various claims against the respondents including, amongst other things, breach of contract, misleading and deceptive conduct, breach of fiduciary duties, breach of confidence and the tort of deceit. The respondents have cross-claimed for approximately $155,000 (AU$145,000) plus a percentage of unspecified revenue the Company received from the Australian market in during a portion of the year ended August 31, 2011. Management believes, both, that the counterclaim is without merit and the damages claim significantly exceeds this counterclaim such that it is unlikely that the outcome of this matter will have a material adverse impact on its result of operations, cash flows and financial condition.

(4)

On November 10, 2011, the Company was served with a Notice of Civil Claim in the Supreme Court of British Columbia from Noramco Capital Corporation for $100,000 plus interest. The claim asserts that the Company has repudiated a subscription agreement entered into in, or around, August 2000. Management believes the claim is without merit and that it is unlikely that the outcome of this matter will have a material adverse impact on its result of operations, cash flows and financial condition.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol DSNY. The first day on which the Company’s shares were traded under the stock symbol DSNY was June 26, 2000. On August 18, 2011, Destiny Media began trading on the OTC market’s tier OTCQX. The high and the low trading prices for our shares for each quarter of the last two fiscal years were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2010	$0.55	$0.28
2nd Quarter 2010	$0.54	$0.36
3rd Quarter 2010	$0.53	$0.36
4th Quarter 2010	$0.48	$0.30
1st Quarter 2011	$0.47	$0.32
2nd Quarter 2011	$0.45	$0.30
3rd Quarter 2011	$0.42	$0.30
4th Quarter 2011	$0.47	$0.30

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Our shares have traded on the TSX Venture Exchange under the symbol “DSY” since October 12, 2010.

Holders of Common Stock

As of November 28, 2011 we had 50,487,577 shares of our common stock outstanding and there were 1,071 individual shareholders of our common stock including beneficial shareholders where their ownership is registered to the Depository Trust's nominee.

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

Recent Sales of Unregistered Securities

During the year ended August 31, 2011, 50,625 shares were issued in a cashless exercise of 135,000 options with an exercise price of $0.25. 400,000 shares were issued in an exercise of 400,000 options with cash proceeds of $100,000.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 20, 2009 Destiny's board of directors began to authorize a program to repurchase up to 1 million shares of the Company's common stock at a maximum share purchase price of $0.80 per share. As of May 28, 2010 The Company repurchased one million shares, representing approximately 2% of the shares outstanding at an average price of $.446 for a total approximate cost of $446,000. On July 6, 2010, The board of directors authorized a second tranche to repurchase up to 1.5 million shares of the Company's common stock at a maximum share purchase price of $0.80 per share running through June 30th, 2011. As of June 30th, 2011, the Company had purchased 998,465 shares at an average price of $0.43.

On June 28, 2011, the board of directors authorized a new tranche to repurchase up to 2,500,000 shares of the Company’s common stock at a maximum share purchase price of $0.80 per share. As of the three months ended August 31, 2011, the Company has purchased 397,145 shares at an average price of $0.38. Future repurchases will be at times and in amounts as the Company deems appropriate and will be made through open market transactions. All repurchases will be made in compliance with the Securities and Exchange Commission's Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The board approved stock repurchase program runs through June 30th, 2011. In addition to the applicable securities laws, the Company will not make any purchases during a time at which its insiders are subject to a blackout from trading in the Company's common shares. The following table sets forth information about our stock repurchases for the three months ended August 31, 2011.

Period (1)	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
June 1, 2011 to June 30, 2011	239,715	$ 0.36	239,715	-
July 1, 2011 to July 31, 2011	42,500	$ 0.40	42,500	2,457,500
August 1, 2011 to August 31, 2011	114,930	$ 0.40	114,930	2,342,570
Total	397,145	$ 0.38	397,145

(1) Based on trade date.
(2) All of these shares were repurchased pursuant to publicly announced share repurchase programs.
(3) During the year ended August 31, 2011, the Company repurchased a total of 1,106,895 shares pursuant to publicly announced share repurchase programs. Of which, 949,465 shares were pursuant to the second tranche announced on July 6, 2010 and all of 949,465 shares had been cancelled. 157,430 shares were pursuant to the new tranche announced on June 28, 2011 and 32,500 shares had been cancelled as of the year ended August 31, 2011. The rest of 124,930 shares were cancelled in September 2011.

OTHER INFORMATION

None.

ITEM 6.               SELECTED FINANCIAL DATA

			Fiscal Year
	2011	2010	2009	2008	2007
	(Expressed in US dollars, except per share amounts)
Continuing Operations:
Service revenue	$4,007,230	$3,771,382	$2,560,447	$1,578,888	$875,544
Income (loss) from continuing operations	797,600	689,062	44,781	(2,404,933)	(2,119,068)
Net income (loss)	638,508	1,686,073	610,831	(2,293,178)	(2,096,974)
Net income (loss) per common share, basic and diluted	$0.01	$0.03	$0.01	$(0.05)	$(0.04)

Balance Sheet:
Working capital	$1,354,115	$976,139	$658,673	$(192,772)	$1,229,357
Total assets	3,058,137	2,578,817	1,425,944	661,437	1,787,055
Long-term liabilities	-	3,745	13,987	100,000	100,000
Stockholders’ equity (deficit)	2,405,865	2,059,369	790,934	(132,609)	1,351,629

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2011

Revenue

Total revenue for the year grew to $4,007,230 (2009 - $3,771,382), an increase of approximately 6% over the fiscal 2010 year. Fourth quarter revenue increased to $933,047 (fourth quarter fiscal 2010 - $901,607).

The growth in revenue is driven by the growth in our Play MPE® system, where access fees for the year have grown by more than 9% over the previous year. Play MPE® continues to see substantial revenue growth that it has seen over the previous four years.

	2007	2008	2009	2010	2011
Play MPE® Revenue	$446,594	$1,154,845	$2,256,871	$3,501,743	$3,831,025
Growth over prior year	138%	159%	95%	55%	9%

Play MPE® is the world leader in an evolving business which is transforming the way record labels distribute pre-release music. We have seen the transition from traditional distribution methods to Play MPE® begin gradually and the growth seen in prior years has continued into 2011. The growth in revenue over the previous year has been realized across formats, through existing clients, and through new clients in new geographic areas and includes; a 14% increase in North American independent record label revenue, an 18% growth in European. Australasian revenue increased by 14% through expanded independent record label use.

While the digital distribution of pre-release music is still at an early stage, the value propositions of the Play MPE® system are both compelling and numerous and we have found we compete well against traditional and alternative methods of distribution in the market. Our product provides significant advantages such as reducing the costs and lead times, providing feedback on usage to the record labels, and enhanced global security, with the added appeal of reducing the impact on the environment. Play MPE® provides many significant advantages over competing solutions such superior sound quality, superior security, advantageous partner relationships, a network of regular users and countless added functions of the player software and total service offering.

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

Real time usage statistics for Play MPE® are available at: http://www.plaympe.com/v4/company/plaympestats.php

Approximately 4% of our revenues are derived from sales of our Clipstream® software which declined from the previous year by 32%. This reflects a management strategy of focusing sales, marketing and support resources on MPE® until the new automated system for Clipstream® is available. We hope to increase sales of Clipstream® licenses through our hosted solution, and other license opportunities.

Radio Destiny sales represent 0.1% of our total revenue.

Operating Expenses

Overview

As our technologies and products are developed and maintained in-house, the majority of our expenditures is on salaries and wages and associated expenses; office space, supplies and benefits. Our operations are primarily conducted in Canada. The majority of our costs are incurred in Canadian dollars while the majority of our revenue is in Euros and US dollars. Thus, operating expenses and the results of operations are impacted, to the extent they are not hedged, by the rise and fall of the relative values of Canadian dollar to these currencies. During the year, the rise in the value of the Canadian dollar relative to the US dollar had an adverse impact on the Company.

Our total operating expenses for the year increased by 4% to $3,209,630 from $3,082,320. The majority of this increase was due to higher salaries and wages, which is due in part to unfavorable exchange fluctuations, additional staff for research and development, technical support, and salary adjustments. We had additional one time costs associated with our listing on the TSX Venture Exchange and the OTC QX.

General and administrative	31-Aug	31-Aug	$	%
	2011	2010	Change	Change
	(12 months)	(12 months)
Wages and benefits	$365,960	$331,749	34,211	10.3%
Rent	40,601	63,438	(22,837)	(36.0%	)
Telecommunications	18,757	22,834	(4,077)	(17.9%	)
Bad debt	8,381	(10,696)	19,077	(178.4%	)
Office and miscellaneous	221,578	227,894	(6,316)	(2.8%	)
Professional fees	108,595	414,149	(305,554)	(73.8%	)
	$763,872	$1,049,368	(285,496)	(27.2%	)

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures including professional fees.

An increase in professional fees of $300,986 associated with litigation with a Canadian competitor, and with litigation in Australia with a former marketing representative, were offset by a lump sum settlement of $606,540 ($600,000 Canadian Dollars) paid by the Canadian competitor. Costs associated with litigation are expected to decline significantly after our third quarter of fiscal 2012.

Sales and marketing	31-Aug	31-Aug	$	%
	2011	2010	Change	Change
	(12 months)	(12 months)
Wages and benefits	$404,971	$365,182	39,789	10.9%
Rent	43,139	66,001	(22,862)	(34.6%	)
Telecommunications	19,929	23,757	(3,828)	(16.1%	)
Meals and entertainment	11,619	10,775	844	7.8%
Travel	59,035	58,497	538	0.9%
Advertising and marketing	285,036	262,016	23,020	8.8%
	$823,729	$786,228	37,501	4.8%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. During the year ended August 31, 2011, Play MPE® has received significant support from the world’s largest record labels and achieved symbiotic relationships with partners within the music industry resulting in cost effective and organic marketing efforts and the need for higher cost marketing efforts has decreased. We expect that the business relationships we have developed will provide catalysts to global expansion and barriers to entry with potential competitors should they arise.

Research and development	31-Aug	31-Aug	$	%
	2011	2010	Change	Change
	(12 months)	(12 months)
Wages and benefits	$1,340,956	$933,307	407,649	43.7%
Rent	148,772	178,469	(29,697)	(16.6%	)
Telecommunications	68,730	64,656	4,074	6.3%
Research and development	5,232	17,186	(11,954)	(69.6%	)
	$1,563,690	$1,193,618	370,072	31.0%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase is mainly due to increased staffing, increased salaries and wage costs, consulting requirements due to an increased ongoing investment in building out the functionality of our Play MPE® (which accounts for over 95% of our revenue) and the development of three new Clipstream® service offerings, which have yet to launch.

Costs associated with the above in connection to Play MPE® did not meet the criteria for capitalization and, thus, were charged to expense as incurred.

Depreciation and Amortization

Depreciation and amortization expense arose from fixed assets and other assets. Depreciation and amortization increased to $58,339 for the fiscal year ended August 31, 2011 from $53,106 for the fiscal year ended August 31, 2010, an increase of $5,233 or 10%. The increase was due to more computer hardware purchased arising from more volume of deliveries.

Other earnings and expenses

Other income decreased to $3,091 for the year ended August 31, 2011 from $118,129 for the year ended August 31, 2010 due to the ending of a sublease agreement, a decrease of $115,038.

Interest income increased to $11,508 for the year ended August 31, 2011 from $3,359 for the year ended August 31, 2010, an increase of $8,149.

Interest expense decreased to $691 for the year ended August 31, 2011 from $2,477 for the year ended August 31, 2010, a decrease of $1,786.

Income Taxes

Our provision for income tax expense for the year ended August 31, 2011 is $173,000 compared to a recovery of $878,000 in 2010. In 2010, the Company recognized a recovery for income tax purposes to record the tax benefit associated with various tax deductions available to the Company. The Company recognized this benefit as a result of an assessment that it is more likely than not that the Company will realize the benefits of those deductions against future taxable income. In 2011, as the Company continues to be profitable, the Company began utilizing these various tax deductions to offset taxable income. The Company pays no current income tax.

During the year ended August 31, 2011 the Company recorded income tax expense of $173,000 to recognize the utilization of these various tax deductions during the year to reduce taxable income. The Company realized a net increase to tax assets of $381,000 in 2011 mostly relating amendments to prior years' tax return filings to capitalize software development costs incurred during those fiscal years ended August 31, 2001 to 2004 and eliminate the expiration of losses.

The Company is subject to United States federal and state income taxes at an approximate rate of 34% (2010 - 34%) and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 27.3% (2010- 29.3%) . The effective tax rate of 21.3% in 2011 is lower than our expected blended tax rate of 29% due to an increase in the estimated value of Canadian tax deductions available to offset Canadian income tax. The increase in the value these benefits is due to an increase in the value of the Canadian dollar. Our effective tax rate could fluctuate due to the valuation of our deferred tax assets, or by changes in tax laws, regulations, and accounting principles.

As at August 31, 2011 the Company had deferred tax assets of $1,155,000 (August 31, 2010 - $1,328,000) which includes the value of benefits from deductions associated with non-capital losses, depreciable assets, and investment tax credits. The Company will continue to evaluate the realizability of deferred tax assets yearly by assessing the need for and amount of a valuation allowance.

Income

During the year ended August 31, 2011, operating income increased by 16% to $797,600 (August 31, 2010 –$689,062). Revenue continues to grow faster than overall expenses. Net income was $638,508 (August 31, 2010 –$1,686,073). Our revenue increased in all geographic areas including a 14% increase in North American independent record label revenue, an 18% growth in European and an 14% growth through expanded independent record label use. Earnings before interest income and expenses, taxes, depreciation and amortization and stock based compensation (Adjusted EBITDA) was $868,013 for the year ended August 31, 2011 (August 31, 2010 -$908,267).

Adjusted EBITDA is not defined under generally accepted accounting principles ("GAAP") and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income from operations to Adjusted EBITDA:

	31-Aug	31-Aug
	2011	2010
Net income	$638,508	$1,686,073
Interest income and expenses	(10,817)	(882)
Deferred income tax expense (recovery)	173,000	(878,000)
Depreciation and amortization	58,339	53,106
Stock based compensation	8,983	47,970
Adjusted EBITDA	$868,013	$908,267

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $1,238,173 as at August 31, 2011 compared to cash of $491,012 as at August 31, 2010. We had a working capital surplus of $1,354,115 as at August 31, 2011 compared to $976,139 as at August 31, 2010.The .. increase in our working capital was mainly due to increased cash balance.

Cash Flows

Net cash generated in operating activities was $1,139,070 for the year ended August 31, 2011, compared to $841,844 for the year ended August 31, 2010. The increase is mainly due to the continued increase in our sales and the gain in the settlement of litigation of $606,540 ($600,000 Canadian) offset by a $300,986 increase in professional fees in connection with litigation.

The cash used in investing activities was $63,289 for the year ended August 31, 2011, compared to $54,250 for the year ended August 31, 2010. The Company invested in new computer equipment to strengthen our service quality.

Net cash used in financing activities was $362,305 for the year ended August 31, 2011 compared to $572,397 for the year ended August 31, 2010. The Company continued the share buyback program during the fiscal year 2011. The Company repurchased 1,106,895 shares with a cost of $450,855 during the fiscal year 2011. The proceeds from exercise of stock options increased to $100,000 for the year ended August 31, 2011 compared to $6,250 for year ended August 31, 2010.

Our cash from operations was able to provide sufficient funds during the fiscal year end of August 31, 2011. We are encouraged by our revenue growth in fiscal 2011 especially in Europe as our record label clients incorporate Play MPE® into their work flow.

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

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 985-605, Revenue Recognition. Accordingly, revenue is recognized when there is persuasive evidence of an arrangement, delivery to the customer has occurred, the fee is fixed and determinable, and collectability is considered probable.

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

We selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value of our share-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option's expected term and the price volatility of the underlying stock. Our current estimate of volatility is based on historical and market-based implied volatilities of our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation cost recognized in future periods. We derive the expected term assumption primarily based on our historical settlement experience, while giving consideration to options that have not yet completed a full life cycle. Stock-based compensation cost is recognized only for awards ultimately expected to vest. Our estimate of the forfeiture rate is based primarily on our historical experience. To the extent we revise this estimate in the future, our share-based compensation cost could be materially impacted in the quarter of revision, as well as in the following quarters. In the future, as empirical evidence regarding these input estimates is available to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates.

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

If management's estimates of the cash flows or operating results do not materialize due to errors in estimates or unforeseen changes to the economic conditions affecting the Company, it could result in an impairment adjustment in future periods up to the carrying value of the deferred income tax balance of $1,155,000.

Contingencies

As discussed in Part I, Item 3 of this Form 10−K under the heading "Legal Proceedings" and in Note 8 "Contingencies" in Notes to Consolidated Financial Statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In accordance with US GAAP, the Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management's opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"). The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after June 15, 2010. The Company's adoption of this guidance did not have a material effect on the Company's consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-14, "Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force." This Update removes tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality from the scope of the software revenue guidance in Subtopic 985-605 of the Codification. Additionally, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software that is not essential to the product’s functionality. ASU 2009-14 requires the same expanded disclosures that are included within ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. A company is required to adopt the amendments in both ASU 2009-13 and 2009-14 in the same period using the same transition method. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive income (Topic 220)”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of this update on the consolidated financial statements

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the year, the rise in the value of the Canadian dollar relative to the US dollar had an adverse impact on the Company. The effect of the stronger Canadian dollar in 2011 contributed approximately $83,000 to the increase in operating expenses during 2011 compared to 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Index to Audited Consolidated Financial Statements for the Year Ended August 31, 2011:

1.	Report of Independent Registered Public Accounting Firm – BDO Canada LLP

2.	Consolidated Balance Sheets as at August 31, 2011 and 2010;

3.	Consolidated Statement of Operations for the Years Ended August 31, 2011 and 2010;

4.	Consolidated Statement of Changes in Stockholders' Equity for the Years Ended August 31, 2011 and 2010;

5.	Consolidated Statement of Cash Flows for the Years Ended August 31, 2011 and 2010;

6.	Notes to Consolidated Financial Statements.

Consolidated Financial Statements

Destiny Media Technologies Inc.
August 31, 2011 and 2010
(Expressed in United States dollars)

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders
Destiny Media Technologies Inc.
Vancouver, Canada

We have audited the accompanying consolidated balance sheets of Destiny Media Technologies Inc. (the “Company”) as of August 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destiny Media Technologies Inc. at August 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended August 31, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Canada LLP
Chartered Accountants

Vancouver, Canada
November 25, 2011

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
As at August 31	(Expressed in United States dollars)

	2011	2010
	$	$

ASSETS
Current
Cash and cash equivalents	1,238,173	491,012
Accounts receivable, net of allowance for doubtful accounts of $23,513 [2010 – $17,093]	385,629	542,932
Other receivables	62,779	45,616
Prepaid expenses	23,583	32,282
Deposits	10,223	—
Deferred tax assets – current portion [note 5]	286,000	380,000
Total current assets	2,006,387	1,491,842
Deposits	38,349	9,496
Property and equipment, net [note 3]	144,401	129,479
Deferred tax assets – long term portion [note 5]	869,000	948,000
Total assets	3,058,137	2,578,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	293,552	220,538
Accrued liabilities	311,797	259,388
Deferred leasehold inducement	4,934	—
Deferred revenue	37,954	25,018
Obligation under capital leases – current portion [note 6]	4,035	10,759
Total current liabilities	652,272	515,703
Obligation under capital leases – long term portion [note 6]	—	3,745
Total liabilities	652,272	519,448

Commitments and contingencies [notes 6 and 8]
Stockholders’ equity
Common stock, par value $0.001 [note 4]
Authorized: 100,000,000 shares Issued: 50,612,507 Outstanding: 50,487,577 shares [August 31, 2010 – issued and outstanding 51,143,847 shares]	50,613	51,145
Additional paid-in capital	8,758,044	9,049,308
Shares held for cancellation	(50,076)	—
Accumulated Deficit	(6,576,033)	(7,214,541)
Accumulated other comprehensive income	223,317	173,457
Total stockholders’ equity	2,405,865	2,059,369
Total liabilities and stockholders’ equity	3,058,137	2,578,817

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended August 31	(Expressed in United States dollars)

	2011	2010
	$	$

Service revenue [note 9]	4,007,230	3,771,382

Operating expenses
General and administrative [note 8a]	763,872	1,049,368
Sales and marketing	823,729	786,228
Research and development	1,563,690	1,193,618
Depreciation and amortization	58,339	53,106
	3,209,630	3,082,320
Income from operations	797,600	689,062
Other income (expenses)
Interest income	11,508	3,359
Other income	3,091	118,129
Interest and other expense	(691)	(2,477)
Income before provision for income taxes	811,508	808,073
Deferred income tax recovery (expense) [note 5]	(173,000)	878,000

Net income	638,508	1,686,073

Net income per common share, basic and diluted	0.01	0.03

Weighted average common shares outstanding:
Basic	50,552,886	51,637,922
Diluted	50,931,848	52,274,419

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended August 31	(Expressed in United States dollars)

						Accumulated	Total
			Additional	Shares		other	stockholders’
	Common stock		paid-in	held for	Accumulated	comprehensive	equity
	Shares	Amount	capital	cancellation	Deficit	income
	#	$	$	$	$	$	$
Balance, August 31, 2009	51,723,647	51,725	9,492,168	—	(8,900,614)	147,655	790,934
Net income for the year	—	—	—	—	1,686,073	—	1,686,073
Foreign currency translation gain	—	—	—	—	—	25,802	25,802
Comprehensive income	—	—	—	—	—	—	1,711,875
Common stock issued on options exercised	133,200	133	6,117	—	—	—	6,250
Common stock issued on warrants exercised	336,000	336	(336)	—	—	—	—
Common stock repurchased and cancelled	(1,049,000)	(1,049)	(466,611)	—	—	—	(467,660)
Stock options repurchased and cancelled	—	—	(30,000)	—	—	—	(30,000)
Stock based compensation	—	—	47,970	—	—	—	47,970
Balance, August 31, 2010	51,143,847	51,145	9,049,308	—	(7,214,541)	173,457	2,059,369
Net income for the year	—	—	—	—	638,508	—	638,508
Foreign currency translation gain	—	—	—	—	—	49,860	49,860
Comprehensive income	—	—	—	—	—	—	688,368
Common stock issued on options exercised	450,625	451	99,549	—	—	—	100,000
Common stock repurchased and cancelled	(981,965)	(983)	(399,796)	—	—	—	(400,779)
Common stock repurchased and held for cancellation	(124,930)	—	—	(50,076)	—	—	(50,076)
Stock compensation - employees	—	—	8,983	—	—	—	8,983
Balance, August 31, 2011	50,487,577	50,613	8,758,044	(50,076)	(6,576,033)	223,317	2,405,865

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended August 31	(Expressed in United States dollars)

	2011	2010
	$	$

OPERATING ACTIVITIES
Net income	638,508	1,686,073
Items not involving cash:
Depreciation and amortization	58,339	53,106
Stock-based compensation	8,983	47,970
Deferred leasehold inducement	4,880	—
Deferred commission costs	—	13,908
Deferred income taxes	173,000	(878,000)
Changes in non-cash working capital:
Accounts receivable	196,666	(22,340)
Other receivables	(13,518)	(30,062)
Prepaid expenses and deposits	(26,875)	29,308
Accounts payable	55,772	(146,431)
Accrued liabilities	32,417	81,076
Deferred revenue	10,898	7,236
Net cash provided by operating activities	1,139,070	841,844

INVESTING ACTIVITIES
Purchase of equipment	(63,289)	(54,250)
Net cash used in investing activities	(63,289)	(54,250)

FINANCING ACTIVITIES
Repayments on capital lease obligations	(11,450)	(9,769)
Repayments of shareholder loans	—	(71,218)
Proceeds from exercise of stock options	100,000	6,250
Repurchase of stock and options	(450,855)	(497,660)
Net cash used in financing activities	(362,305)	(572,397)

Effect of foreign exchange rate changes on cash	33,685	22,715

Net increase in cash during the year	747,161	237,912
Cash, beginning of year	491,012	253,100
Cash, end of year	1,238,173	491,012

Supplementary disclosure
Interest paid	691	2,477
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

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

Certain comparative figures have been reclassified to conform to the current year’s presentation.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

August 31, 2011 and 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Long-lived assets

Long-lived assets held for use are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Impairment is measured by a two step process: Step 1) the carrying amount of the asset is compared with its estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition. If the carrying amount is lower than the undiscounted future cash-flows, no impairment loss is recognized. Step 2) If the carrying amount is higher than the undiscounted future cash-flows then an impairment loss is measured as the difference between the carrying amount and fair value which may be based on internally developed discounted cash flow estimates, quoted market prices, when available, or independent appraisals. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of August 31, 2011, there were no impairment indicators present.

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

During the year ended August 31, 2011, the Company incurred approximately $528,000 (2010: $286,000) in professional legal fees in connection with legal actions against the Company and legal actions initiated by the Company. These costs are expensed as incurred and are recorded as a component of general and administrative expenses. During the year ended August 31, 2011, the Company recorded a gain on settlement of litigation of $606,540 (2010: $Nil) which offset the professional fees incurred.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

Advertising

Advertising costs are expensed as incurred and totaled $154,258 and $116,177 during the years ended August 31, 2011 and 2010, respectively.

Income taxes

The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (formerly SFAS No. 109, Accounting for Income Taxes). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis that give rise to the differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies. If in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would be recorded, decreasing earnings in the period in which such determination is made.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2011, the tax years which remain subject to examination by major tax jurisdictions. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

As required under ASC 718-50 Employee Share Purchase Plans, compensation expense is recorded for shares committed to be released to employees based on the fair market value of those shares in the period in which they are purchased by the Company and committed to be released to the employee.

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

	Year Ended

	August 31,	August 31,
	2011	2010
	$	$
Net income	638,508	1,686,073
Weighted average common shares outstanding	50,552,886	51,637,922
Effect of dilutive securities – warrants	136,260	210,053
Effect of dilutive securities – options	242,703	426,444

Diluted weighted average common shares outstanding	50,931,848	52,274,419

Weighted average potentially dilutive securities of 2,216,027 and 6,475,954 shares arising from stock options and share purchase warrants, respectively, were not included as their effect would be anti-dilutive for the year ended August 31, 2011 (2010 – 2,469,794 and 6,531,831 shares arising from stock options and share purchase warrants, respectively).

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Shares repurchased for cancellation are excluded in the calculation of earnings per share from the date they are repurchased.

Comprehensive income

Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income consists only of accumulated foreign currency translation adjustments for all years presented.

Recent adopted accounting pronouncements

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Accounting Standards Not Yet Effective

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation – Stock Compensation (Topic 718)”. The objective of this Update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Specifically, an employee share-based payment award denominated in a currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition and therefore would not classify the award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of this update on the consolidated financial statements. This standard will be effective for the Company on September 1, 2011. The Company does not expect the adoption of this new guidance will have a material impact on its financial statements.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income (Topic 220)”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of this update on the consolidated financial statements.

3. PROPERTY AND EQUIPMENT

		Accumulated	Net book
	Cost	amortization	value
	$	$	$

2011
Furniture and fixtures	134,828	103,650	31,178
Computer hardware	432,570	321,720	110,850
Computer software	66,630	64,257	2,373
	634,028	489,627	144,401

2010
Furniture and fixtures	122,119	89,037	33,082
Computer hardware	347,984	257,757	90,227
Computer software	59,372	53,202	6,170
	529,475	399,996	129,479

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

3. PROPERTY AND EQUIPMENT (cont’d.)

The gross amount of assets related to property and equipment under capital lease was $33,136 and $30,779 for years ended August 31, 2011 and 2010, respectively. The accumulated depreciation and amortization related to property and equipment under capital lease was $17,438 and $11,659 for the years ended August 31, 2011 and 2010, respectively.

4. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

2011

During the year ended August 31, 2011, 50,625 shares were issued in a cashless exercise of 135,000 options with an exercise price of $0.25. 400,000 shares were issued in an exercise of 400,000 options with cash proceeds of $100,000.

2010

During the year ended August 31, 2010, 336,000 shares were issued in a cashless exercise of 600,000 warrants with an exercise price of $0.22. 108,200 shares were issued in a cashless exercise of 289,000 options with an exercise price of $0.25. 25,000 shares were issued in an exercise of 25,000 options with cash proceeds of $6,250.

[b] Common stock cancelled

During the year ended August 31, 2011, the Company repurchased 1,106,895 shares at an open market, of which it paid $400,779 for 981,965 shares and $50,076 for 124,930 shares. As of August 31, 2011, the 981,965 shares have been cancelled and the 124,930 shares are being held for cancellation.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

4. STOCKHOLDERS’ EQUITY (cont’d.)

[c] Stock option plans

The Company has two existing stock option plans (the “Plans”), namely the Amended 1999 Stock Option Plan and the 2006 Stock Option Plan, under which up to 3,750,000 and 5,100,000 shares of the common stock, respectively, have been reserved for issuance. A total of 1,466,334 common shares remain eligible for issuance under the plans. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of August 31, 2011 and 2010, and changes during the years ended are presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$
Outstanding at September 1, 2009	3,939,000	0.44	2.07	80,940
Granted	100,000	0.50
Exercised	(314,000)	0.25		47,350
Repurchased and cancelled	(150,000)	0.25
Expired or forfeited	(350,000)	0.39
Outstanding at August 31, 2010	3,225,000	0.47	1.68	117,600
Granted	-	-
Exercised	(535,000)	0.25		79,250
Expired or forfeited	(400,000)	0.63
Outstanding at August 31, 2011	2,290,000	0.50	0.99	25,500
Vested and exercisable at August 31, 2011	2,275,417	0.50	0.97	25,500

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

4. STOCKHOLDERS’ EQUITY (cont’d.)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of August 31, 2011:

Number of Options
Non-vested options at August 31, 2010	42,708
Vested	(28,125)
Non-vested options at August 31, 2011	14,583

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at August 31, 2011.

During the year ended August 31, 2011, total stock-based compensation expense related to employees of $8,983 are reported in the statement of operations as follows:

	2011	2010
	$	$
Stock-based compensation
General and administrative	3,276	14,238
Sales and marketing	1,969	17,536
Research and development	3,738	16,196
Total stock-based compensation	8,983	47,970

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2011	2010
	$	$
Expected term of stock options (years)	0.55	0.55-2.5
Expected volatility	52%	76%-86%
Risk-free interest rate	0.06%	0.2%-1%
Dividend yields	—	—

Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

4. STOCKHOLDERS’ EQUITY (cont’d.)

The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the options is based on US Treasury bill rates in effect at the time of grant.

During the year ended August 31, 2011, there were no options granted. 110,000 options were extended for one more year. The weighted-average grant-date fair value of options granted and extended during the year ended August 31, 2011 were $Nil and $0.029, respectively (August 31, 2010 - $0.21 and $0.19) . As a result of the extension of the life of the 110,000 options, the Company recorded an incremental value of $3,189 as part of the total stock-based compensation of $8,983 on the statements of operations during the year ended August 31, 2011.

During the year ended August 31, 2010, 150,000 options at an exercise price of $0.25 were repurchased by the Company for a consideration of $30,000. The consideration paid was charged to equity with no additional compensation recorded.

As of August 31, 2011 there was $3,086 of unrecognized stock-based compensation cost related to employee stock options granted under the plans, which is expected to be fully recognized over the next 7 months.

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

During the year ended August 31, 2011, the Company recognized compensation expense of $61,141 (2010: $Nil) in salaries and wages on the statement of operations in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.36. The shares are held in trust by the Company for a period of one year from the date of purchase.

4. STOCKHOLDERS’ EQUITY (cont’d.)

[e] Warrants

As at August 31, 2011, the Company has the following common stock warrants outstanding:

	Number of Common	Exercise Price
	Shares Issuable	$	Date of Expiry

$0.22 Warrants	350,000	0.22	August 25, 2012
$0.40 Warrants	361,000	0.40	February 28, 2012
$0.50 Warrants	5,800,000*	0.50	February 28, 2012
$0.70 Warrants	500,000	0.70	April 9, 2012
	7,011,000

*5,400,000 of the $0.50 warrants have a forced conversion feature by which the Company can demand exercise of the share purchase warrants if the common shares trades at a price equal to or greater than $1.25 if certain conditions are met. The warrant agreements also provide for a weighted average down round provision whereby the exercise price will be reduced in the event the Company issues options or warrants, excluding employee options, at a price per shares less than the fair market value of the Company’s shares at the date of issuance.

The intrinsic value for these warrants is $77,220 as at August 31, 2011.

During the year ended August 31, 2011, 235,250 (2010:5,886) warrants expired unexercised.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

5. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34.0% and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 27.3% . The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company’s income tax expense is as follows:

	2011	2010
	$	$

Tax at U.S. statutory rates	276,000	275,000

Permanent differences	6,000	18,000
Effect of lower foreign tax in Canada	(41,000)	(32,000)
Effect of research tax credits claims filed in respect of prior years	(248,000)	(271,000)
Other adjustments and change to valuation allowance	180,000	(868,000)
Provision (recovery) for deferred income taxes	173,000	(878,000)

Included in other adjustments and change in valuation allowance for the year ended August 31, 2011 is $35,000 (2010: ($19,000)) relating to the effect of changes in statutory tax rates, ($82,000) (2010: ($25,000)) for the effect of changes in foreign exchange rates, and $227,000 (2010: $(824,000)) in respect of the change in valuation allowance, which includes the items noted below.

During the year ended August 31, 2011, the Company recorded an adjustment to future income tax assets of $486,000 in respect of amendments to prior years’ tax return filings, as approved by Canada Revenue Agency, to capitalize software development costs and eliminate the expiration of losses. As a result, the cumulative tax benefit has increased. The Company has also increased the valuation allowance against these benefits and the investment tax credits approved.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which realization is not more likely than not to occur.

During the year ended August 31, 2011, the Company decreased future income tax assets by $159,000 in respect of a provision for cross border tax issues.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

5. INCOME TAXES (cont’d.)

Significant components of the Company’s deferred tax assets as of August 31 are as follows:

	2011	2010
	$	$

Deferred tax assets:
Net operating loss carryforwards	1,001,000	1,218,000
Excess of book over tax depreciation	985,000	687,000
Tax Credits carry forward	571,000	271,000
Total deferred tax asset	2,557,000	2,176,000
Valuation allowance	(1,402,000)	(848,000)
Net deferred tax asset	1,155,000	1,328,000
Less: current portion	286,000	380,000
Non-current	869,000	948,000

Net income (loss) before income tax by geographic region is as follows:

	2011	2010
	$	$

United States	208,945	179,091
Canada	602,563	628,982
	811,508	808,073

If not utilized to reduce future taxable income, the Company’s net operating loss carryforwards will expire as follows:

	Canada	United States
	$	$
2020 and thereafter	96,005	2,880,332*
	96,005	2,880,332

*In addition to the loss carryforward balance, there exists a taxed dividend pool in the United States of approximately $467,000.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

6. COMMITMENTS

The Company is committed to make payments under its capital leases for the remaining terms of the leases as follows:

$
2012	4,143
Total lease payments	4,143
Less: Amounts representing interest	(108)
Current obligation	4,035

The Company entered into a sub-lease agreement for its premises on September 15, 2010. It commenced on October 22, 2010 and will expire on October 30, 2013. The Company is committed to payments as followed:

$

2012	235,031
2013	240,952
2014	40,323

During the year ended August 31, 2011 the Company incurred rent expense of $232,512 (2010: $307,907) which has been allocated between general and administrative expenses, research and development and sales and marketing on the statement of operations.

By a credit facilities agreement dated April 8, 2010 and amended June 17, 2011, the Company arranged for credit facilities with the Royal Bank of Canada which allows the Company to draw up to $450,000. These credit facilities consist of a revolving facility of $400,000 bearing interest at prime plus 3.5% and a commercial credit card facility to $50,000. Borrowings under the facilities are repayable on demand. As of August 31, 2011, the Company has received a letter of guarantee of $53,325 ($50,000 AUD) (2010: $Nil) on the revolving demand facility and has available credit of $396,675 (2010: $450,000). The letter of guarantee expires July 6, 2012. No amount had been drawn on these facilities as at August 31, 2011 and 2010.

7. RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a Director effective October 1, 2010. The Company will pay $2,000 per month, plus authorized expenses. The Director will receive a 10% commission if related new businesses are successfully closed. During the year ended August 31, 2011, the Company paid $22,000 consulting fees.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

8. CONTINGENCIES

a)

Destiny had commenced two outstanding Canadian lawsuits (Federal Court of Canada Court File No. T-413-06 and Ontario Superior Court Ontario Court File No. 07-CV-38068 as a result of certain activities undertaken by Yangaroo Inc., a Canadian competitor (“Yangaroo”). Destiny was a defendant by counterclaim. A third lawsuit was launched in the United States (US District Court for the Eastern District of Wisconsin Green Bay Division Case No. 1:09-CV-00462), in which Destiny was defendant. The US District Court lawsuit had previously dismissed Yangaroo’s claim in its entirety with the dismissal upheld on appeal during the year.

On June 17, 2011 Destiny entered into a settlement agreement (the “Settlement Agreement”) with Yangaroo to settle all outstanding litigation. Pursuant to the Settlement Agreement, Yangaroo paid Destiny a lump sum amount totaling $606,540 ($600,000 Canadian Funds). The settlement payment was received and recorded during the year and has been credited against legal fees included in general and administrative expenses on the statements of operations for the year ended August 31, 2011.

As part of the settlement Destiny also acquired a cost and royalty free, non- exclusive, worldwide, irrevocable, license to two patents held by Yangaroo (US Patent No. 7,529,712 and Canadian Patent No. 2,407,774). No value was assigned or recorded to the licenses to Yangaroo’s patents. Each party has agreed not to make any claim for costs against the other party.

b)

On August 12, 2009 the Company received a statement of claim for wrongful dismissal. The claim is for approximately $184,000 ($180,000 CDN) plus an award of stock options and unspecified damages. The Company believes the claim is without merit. The matter was heard at trial subsequent to year-end and management expects a decision shortly. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations, cash flows and financial condition.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

8. CONTINGENCIES (cont’d)

c)

On June 10, 2011, the Company commenced proceedings in the Federal Court of Australia against Shooting Star Picture Company Pty Ltd, Peter Skillman and D-Star Music Delivery Pty Ltd. (collectively the “respondents”). The Company alleges various claims against the respondents including, amongst other things, breach of contract, misleading and deceptive conduct, breach of fiduciary duties, and breach of confidence. The company is presently seeking damages of AU$1.7 million, although this is subject to expert evidence which is currently being prepared.

The respondents have cross-claimed for approximately $155,000 (AU$145,000) plus a percentage of unspecified revenue the Company received from the Australian market in during a portion of the year ended August 31, 2011. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations, cash flows and financial condition.

d)

Subsequent to August 31, 2011, the Company was served with a Notice of Civil Claim in the Supreme Court of British Columbia from Noramco Capital Corporation for $100,000 plus interest. The claim asserts that the Company has repudiated a subscription agreement entered into in, or around, August 2000. Management believes the claim is without merit and that it is unlikely that the outcome of this matter will have a material adverse impact on its result of operations, cash flows and financial condition

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2011 and 2010

9. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	2011	2010
	$	$

MPE®

United States	2,200,306	2,117,650
Europe	1,415,797	1,204,920
Australia	214,922	187,733
Total MPE® Revenue	3,831,025	3,510,303

Clipstream ® and Radio Destiny

United States	176,205	261,079
Total Clipstream ® & Radio Destiny Revenue	176,205	261,079

Total Revenue	4,007,230	3,771,382

During the year ended August 31, 2011, three customers represented 64% of the total revenue balance [2010 - three customers represented 61%].

As at August 31, 2011, two customers represented $215,747 (56%) of the trade receivables balance [2010 – three customers represented 61%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company are responsible for evaluating the effectiveness of the Company’s disclosure controls and procedures as at August 31, 2011.

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

Based on this evaluation, our management, with the participation of our principal executive officer and our principal financial officer concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses described below.

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

Using the framework provided by the Committee of Sponsoring Organizations (“COSO”), the Company conducted an evaluation of the effectiveness of the internal controls over financial reporting as at August 31, 2011 and concluded that there are material weaknesses in internal controls over financial reporting, which are discussed below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of these weaknesses, the Company’s internal controls over financial reporting are not effective. The weaknesses and their related risks are not uncommon in a company the size of Destiny Media because of limitations in size and number of staff. The Company believes it has taken initial steps to mitigate these risks by consulting outside advisors and involving the Audit Committee and Board of Directors in reviews and consultations where necessary.The Company believes that it must take additional steps to further mitigate these risks by consulting outside advisors on a more regular and timely basis.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Steven Vestergaard(1)	Chief Executive Officer and Director	45	January 1999
Frederick Vandenberg	Chief Financial Officer and Corporate Secretary	43	July 2007
Edward Kolic(1)	Director	50	February 1999
Lawrence J. Langs	Director	50	November 2000
Yoshitaro Kumagai	Director	65	August 2001

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

AUDIT COMMITTEE

Our audit committee consists of Mr. Steven Vestergaard, our Chief Executive Officer, Mr. Edward Kolic, one of which are independent. Our board of directors has determined that it does not have an audit committee member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances.

FAMILY RELATIONSHIPS

There are no family relationships among our officers and directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on its review of the copies of such forms received by us, we believe that during the fiscal year ended August 31, 2011 all such filing requirements applicable to our officers and directors were complied with.

CODE OF ETHICS

The Company’s code of ethics is available on our website at http://www.dsny.com/investor/

ITEM 11.             EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended August 31, 2011; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended August 31, 2011, who we will collectively refer to as our “named executive officers”, of our company for the years ended August 31, 2011 and 2010, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Other Annual Compen- sation ($)(2)	Total ($)
Steven Vestergaard (3) President, Chief Executive Officer and Director	2011 2010	265,798 148,211	Nil Nil	Nil Nil	Nil Nil	13,290 Nil	279,088 148,211
Frederick Vandenberg (4) Chief Financial Officer, Treasurer and Secretary	2011 2010	214,683 119,525	Nil Nil	Nil Nil	Nil Nil	10,734 Nil	225,417 119,525

(1)

For a description of the methodology and assumptions used in valuing the option awards granted to our named executive officers and directors during the year ended August 31, 2011, please review Note 4 to the financial statements included herein.

(2)

The value of perquisites and other personal benefits, securities and property for the individuals included in the summary compensation table that does not exceed $10,000 is not reported herein. Other compensation for Mr. Vestergaard and Mr. Vandenberg includes participation in the employee share purchase plan described below under long term incentive plans.

(3)	All salaries paid to Mr. Vestergaard are paid in Canadian dollars.
(4)	All salaries paid to Mr. Vandenberg are paid in Canadian dollars.
(5)

Compensation is stated in United States dollars and is based on an exchange rate of $1.0223 US dollars for each $1.00 Canadian dollar during the fiscal year of 2011. Compensation is stated in United States dollars and is based on an exchange rate of $0.9562 US dollars for each $1.00 Canadian dollar during the fiscal year of 2010.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our named executive officers that were outstanding as of August 31, 2011.

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

LONG-TERM INCENTIVE PLANS

Employees of the Company are able to contribute up to 5% of their annual salary into a pool which is matched equally by Destiny. Independent directors are able to contribute a maximum of $12,500 each for a combined maximum annual purchase of $25,000. The maximum annual combined contributions will be $400,000. Money in the pool will be used to purchase shares out of the market on a biweekly basis. All purchases will be made through the Exchange by a third party plan agent and no purchases will be made on the OTC or German exchanges. The third party plan agent will also be responsible for the administration of the Plan on behalf of Destiny and the participants. Additionally, we have registered stock option plans.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings. In addition, our directors are eligible for grants of options to purchase shares of our common stock at the discretion of our Board of Directors.

The following table summarizes compensation paid to all of our directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Other Annual Compensation ($)(1)	Total ($)
Yoshitaro Kumagai	22,000	Nil	Nil	521	22,521
Larry Langs	Nil	Nil	Nil	10,938	10,938
Ed Kolic	Nil	Nil	Nil	Nil	Nil

(1)	Other annual compensation for Mr. Kumagai and Mr. Langs includes participation in the employee share purchase plan described above under long term incentive plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 25, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS:
Common Stock	Steven Vestergaard President, Chief Executive Officer c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	11,588,422(6)	22.82%
Common Stock	Frederick Vandenberg Chief Financial Officer and Corporate Secretary c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	955,700(2)	1.87%
Common Stock	Edward Kolic Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	411,300 (3)	0.81%
Common Stock	Lawrence J. Langs Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	365,242 (4)	0.72%
Common Stock	Yoshitaro Kumagai Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	553,173 (5)	1.09%
Common Stock	All Officers and Directors as a Group (5 persons)	13,873,837	27.31%

(1)

Under Rule 13d-3 of the Securities Exchange Act of 1934, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 25, 2011. As of November 25, 2011, there were 50,487,577 shares of our common stock issued and outstanding.

(2)

Consists of 468,200 shares held by Mr. Vandenberg and 450,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Vandenberg within 60 days of November 25, 2011 and 37,500 shares that are immediately acquirable upon the exercise of warrants held by Mr. Vandenberg within 60 days of November 25, 2011.

(3)	Consists of 261,300 shares held by Mr. Kolic and 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Kolic within within 60 days of November 25, 2011.

(4)	Consists of 215,242 shares held by Mr. Langs and 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Langs within 60 days of November 25, 2011.

(5)	Consists of 403,173 shares held by Mr. Kumagai and 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Kumagai within 60 days of November 25, 2011.

(6)	Consists of 11,288,422 shares held by Mr. Vestergaard and 300,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Vestergaard within 60 days of November 25, 2011.

EQUITY COMPENSATION PLAN INFORMATION

We have two equity compensation plans, namely our Amended 1999 Stock Option Plan and our Amended 2006 Stock Option Plan, under which up to 3,750,000 and 5,100,000 shares of our common stock, respectively, have been authorized for issuance to our officers, directors, employees and consultants. Our plans have been approved by the Company’s stockholders. The following summary information is presented for our plans on an aggregate basis as of August 31, 2011.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	2,290,000 Shares of Common Stock	$0.50 per Share	1,466,334 Shares of Common Stock
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

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

SHARE ISSUANCES

None

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our current sole principle independent registered public accountant BDO Canada LLP, provided audit and other services during the year ended August 31, 2011 and the year ended August 31, 2010 as follows:

BDO Canada LLP

	2011	2010
Audit Fees	$96,389	$87,794
Audit Related Fees	-	-
Tax Fees	4,617	2,773
All Other Fees	-	-
Total Fees	$101,006	$90,567

Audit Fees. This category includes the fees for the audit of our consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with SEC filings.

Audit Related Fees. There were no audited related fees paid to BDO Canada LLP.

Tax Fees. This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees. There were no other fees paid to BDO Canada LLP.

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

The audit committee has considered the nature and amount of the fees billed by BDO Canada LLP, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining BDO Canada LLP's independence.

PART IV

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

LIST OF DOCUMENTS FILED AS PART OF THE REPORT

The following documents are filed as part of this report:

(a)(1) Financial Statements:

1.	Report of Independent Registered Public Accounting Firm – BDO Canada LLP;

2.	Consolidated Balance Sheets;

3.	Consolidated Statements of Operations and Comprehensive Loss;

4.	Consolidated Statements of Cash Flows;

5.	Consolidated Statement of Changes in Stockholders’ Equity; and

6.	Notes to the Consolidated Financial Statements.

 (a)(2) Financial Statement Schedules:

None.

(a)(3) Exhibits:

3.1	Amended Articles Of Incorporation (incorporated by reference from our Registration statement on Form 10SB12G filed on November 23, 1999).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10SB12G filed on November 23, 1999)

4.1	1999 Stock Option Plan (Incorporated by reference from our Registration Statement on Form S-8 filed on November 17, 2000).

4.2	Amended 1999 Stock Option Plan (Incorporated by reference from our Registration Statement on Form S-8 filed on April 27, 2004).

4.3	2006 Stock Option Plan (Incorporated by reference from our Registration Statement on Form S-8 filed on April 26, 2006)

4.4	2006 Amended And Restated Stock Option Plan (Incorporated by reference from our Registration Statement on Form S-8 filed on May 18, 2007)

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
Steven Vestergaard, President
Chief Executive Officer
Director
Date: November 29, 2011

/s/Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
Date: November 29, 2011

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer
(Principal Executive Officer)
Director
Date: November 29, 2011

By:	/s/Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 29, 2011

By:	/s/Edward Kolic
Edward Kolic
Director
Date: November 29, 2011

By:	/s/Yoshi Kumagai
Yoshi Kumagai
Director
Date: November 29, 2011