Form 10-Q
period 2011-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2012-01-17
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended November 30, 2011

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
Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,487,577 Shares of $0.001 par value common stock outstanding as of January 13, 2012.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Three months ended November 30, 2011
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars, except for share data)
Unaudited

As at
	November 30,	August 31,
	2011	2011
	$	$

ASSETS
Current
Cash and cash equivalents	1,000,710	1,238,173
Accounts receivable, net of allowance for doubtful accounts of $25,189 [Aug 31, 2011 – $23,513] [note 9]	543,025	385,629
Other receivables	92,114	62,779
Prepaid expenses	1,769	23,583
Deposits	—	10,223
Deferred tax assets – current portion	286,000	286,000
Total current assets	1,923,618	2,006,387
Deposits	36,342	38,349
Property and equipment, net	161,855	144,401
Deferred tax assets – long term portion	864,000	869,000
Total assets	2,985,815	3,058,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	350,521	293,552
Accrued liabilities	223,400	311,797
Deferred leasehold inducement	5,611	4,934
Deferred revenue	40,171	37,954
Obligation under capital leases – current portion [note 4]	888	4,035
Total current liabilities	620,591	652,272
Total liabilities	620,591	652,272

Commitments and contingencies [notes 4 and 7]

Stockholders’ equity
Common stock, par value $0.001 [note 3] Authorized: 100,000,000 shares Issued and outstanding: 50,487,577shares [August 31, 2011 – issued 50,612,507 and outstanding 50,487,577 shares]	50,488	50,613
Additional paid-in capital	8,709,503	8,758,044
Shares held for cancellation	—	(50,076)
Accumulated Deficit	(6,563,478)	(6,576,033)
Accumulated other comprehensive income	168,711	223,317
Total stockholders’ equity	2,365,224	2,405,865
Total liabilities and stockholders’ equity	2,985,815	3,058,137

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2011	2010
	$	$

Service revenue [note 9]	1,124,617	1,056,638

Operating expenses
General and administrative	477,878	364,169
Sales and marketing	198,873	215,499
Research and development	418,114	363,903
Depreciation and amortization	14,375	16,693
	1,109,240	960,264
Income from operations	15,377	96,374
Other income (expenses)
Interest income	2,812	2,774
Other income	—	2,992
Interest and other expense	(634)	(277)
Income before provision for income taxes	17,555	101,863
Deferred income tax expense	(5,000)	(29,000)

Net income	12,555	72,863

Net income per common share, basic and diluted	0.00	0.00

Weighted average common shares outstanding:
Basic	50,487,577	50,873,693
Diluted	50,709,493	51,357,595

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

						Accumulated	Total
			Additional	Shares		other	stockholders’
	Common stock		paid-in	held	Accumulated	comprehensive	equity
	Shares	Amount	capital	for cancellation	Deficit	income
	#	$	$	or cancelled	$	$	$
Balance, August 31, 2010	51,143,847	51,145	9,049,308	—	(7,214,541)	173,457	2,059,369
Net income for the year	—	—	—	—	638,508	—	638,508
Foreign currency translation gain	—	—	—	—	—	49,860	49,860
Comprehensive income	—	—	—	—	—	—	688,368
Common stock issued on options exercised	450,625	451	99,549	—	—	—	100,000
Common stock repurchased and cancelled	(981,965)	(983)	(399,796)	—	—	—	(400,779)
Common stock repurchased and held for cancellation	(124,930)	—	—	(50,076)	—	—	(50,076)
Stock compensation – employees	—	—	8,983	—	—	—	8,983
Balance, August 31, 2011	50,487,577	50,613	8,758,044	(50,076)	(6,576,033)	223,317	2,405,865
Net income for the period					12,555	—	12,555
Foreign currency translation loss					—	(54,606)	(54,606)
Comprehensive loss					—	—	(42,051)
Common stock cancelled		(125)	(49,951)	50,076	—	—	—
Stock compensation – employees		—	1,410	—	—	—	1,410
Balance, November 30, 2011	50,487,577	50,488	8,709,503	—	(6,563,478)	168,711	2,365,224

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Three months	Three months
	Ended	Ended
	November 30,	November 30,
	2011	2010
	$	$

OPERATING ACTIVITIES
Net income	12,555	72,863
Items not involving cash:
Depreciation and amortization	14,375	16,693
Stock-based compensation	1,410	1,564
Deferred leasehold inducement	952	473
Deferred income taxes	5,000	29,000
Changes in non-cash working capital:
Accounts receivable	(180,638)	(75,711)
Other receivables	(33,182)	(37,032)
Prepaid expenses and deposits	30,790	(13,981)
Accounts payable	73,318	65,179
Accrued liabilities	(73,595)	(19,744)
Deferred revenue	4,275	(9,784)
Net cash provided (used) by operating activities	(144,740)	29,520

INVESTING ACTIVITIES
Purchase of equipment	(39,816)	(44,439)
Net cash used in investing activities	(39,816)	(44,439)

FINANCING ACTIVITIES
Repayments on capital lease obligations	(2,987)	(2,664)
Repurchase of stock and options	—	(250,537)
Net cash used in financing activities	(2,987)	(253,201)

Effect of foreign exchange rate changes on cash	(49,920)	19,470

Net decrease in cash during the period	(237,463)	(248,650)
Cash, beginning of period	1,238,173	491,012
Cash, end of period	1,000,710	242,362

Supplementary disclosure
Interest paid	634	277
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2011 and 2010

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ended August 31, 2012.

The balance sheet at August 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 2011.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2011 and 2010

3. SHARE CAPITAL

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

[b] Common stock cancelled

During the three months ended November 30, 2011, the Company cancelled 124,930 shares which were repurchased during the last quarter of fiscal year of 2011.

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

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of November 30, 2011, and changes during the three month period ended are presented below:

Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$
Outstanding at August 31, 2011	2,290,000	0.50	0.99	25,500
Granted	—	—
Exercised	—	—
Expired	—	—
Outstanding at November 30, 2011	2,290,000	0.50	0.74	28,500
Vested and exercisable at November 30, 2011	2,281,667	0.50	0.73	28,500

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2011 and 2010

3. SHARE CAPITAL (cont’d.)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of November 30, 2011:

Number of Options
Non-vested options at August 31, 2011	14,583
Vested	(6,250)
Non-vested options at November 30, 2011	8,333

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at November 30, 2011.

During the three months ended November 30, 2011, total stock-based compensation expense related to employees of $1,410 are reported in the statement of operations as follows:

	November 30,	November 30,
	2011	2010
	$	$
Stock-based compensation
General and administrative	616	604
Sales and marketing	256	357
Research and development	538	603
Total stock-based compensation	1,410	1,564

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. During the three months ended November 30, 2011 and three months ended November 30, 2010, there were no options granted.

As of November 30, 2011 there was $1,676 of unrecognized stock-based compensation cost related to employee stock options granted under the plans, which is expected to be fully recognized over the next 4 months.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2011 and 2010

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

During the three month ended November 30, 2011, the Company recognized compensation expense of $10,486 (November 30, 2011: $Nil) in salaries and wages on the statement of operations in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.41. The shares are held in trust by the Company for a period of one year from the date of purchase.

[e] Warrants

As at November 30, 2011, the Company has the following common stock warrants outstanding:

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2011 and 2010

The intrinsic value for these warrants is $91,440 as at November 30, 2011.

4. COMMITMENTS

The Company is committed to make payments under its capital leases for the remaining terms of the leases as follows:

$
2012	899
Total lease payments	899
Less: Amounts representing interest	(11)
Current obligation	888

The Company entered into a sub-lease agreement for its premises on September 15, 2010. It commenced on October 22, 2010 and will expire on October 30, 2013. The Company is committed to payments as followed:

$

2012	167,750
2013	228,342
2014	38,213

During the three month ended November 30, 2011 the Company incurred rent expense of $56,919 (November 30, 2010: $55,115) which has been allocated between general and administrative expenses, research and development and sales and marketing on the statement of operations.

By a credit facilities agreement dated April 8, 2010 and amended June 17, 2011, the Company arranged for credit facilities with the Royal Bank of Canada which allows the Company to draw up to $435,960 ($450,000 CDN). These credit facilities consist of a revolving facility of $387,520 ($400,000 CDN) bearing interest at prime plus 3.5% and a commercial credit card facility to $48,440 ($50,000 CDN). Borrowings under the facilities are repayable on demand. As of November 30, 2011, the Company has received a letter of guarantee of $99,680 ($100,000 AUD) (November 30, 2010: $Nil) on the revolving demand facility and has available credit of $336,280 (November 30, 2010: $440,960). The letter of guarantee expires July 6, 2012. No amount had been drawn on these facilities as at November 30, 2011 and 2010.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2011 and 2010

5. RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a Director effective October 1, 2010. The Company will pay $2,000 per month, plus authorized expenses. The Director will receive a 10% commission if related new businesses are successfully closed. During the three months ended November 30, 2011, the Company paid consulting fees of $6,000 (November 30, 2010: $4,000).

6. INCOME TAX

The Company adopted the provisions of ASC 740, Income taxes. The standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2011, the tax years which remain subject to examination by major tax jurisdictions as of November 30, 2011. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2011 and 2010

7. CONTINGENCIES

a)

On August 12, 2009 the Company received a statement of claim for wrongful dismissal. The claim is for approximately $174,000 ($180,000 CDN) plus an award of stock options and unspecified damages. The Company believes the claim is without merit. The matter was heard at trial subsequent to August 31, 2011 and management expects a decision shortly. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations, cash flows and financial condition.

b)

On June 10, 2011, the Company commenced proceedings in the Federal Court of Australia against Shooting Star Picture Company Pty Ltd, Peter Skillman and D-Star Music Delivery Pty Ltd. (collectively the “respondents”). The Company alleges various claims against the respondents including, amongst other things, breach of contract, misleading and deceptive conduct, breach of fiduciary duties, and breach of confidence. The company is presently seeking damages of at least AU$1.5 to $2.2 million.

The respondents have cross-claimed for approximately $144,500 (AU$145,000) plus a percentage of unspecified revenue the Company received from the Australian market during the year ended August 31, 2011. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations, cash flows and financial condition of the Company.

c)

On November 8, 2011, the Company was served with a Notice of Civil Claim in the Supreme Court of British Columbia from Noramco Capital Corporation for $100,000 plus interest. The claim asserts that the Company has repudiated a subscription agreement entered into in, or around, August 2000. Management believes the claim is without merit and that it is unlikely that the outcome of this matter will have a material adverse impact on its result of operations, cash flows and financial condition of the Company.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2011 and 2010

8. NEW ACCOUNTING PRONOUNCEMENTS

Recent adopted accounting pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation – Stock Compensation (Topic 718)”. The objective of this Update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Specifically, an employee share-based payment award denominated in a currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition and therefore would not classify the award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. This standard is effective for the Company on September 1, 2011. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Not Yet Effective

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820)”. This Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and they explain how to measure fair value and they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income (Topic 220)”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2011 and 2010

8. NEW ACCOUNTING PRONOUNCEMENTS (cont’d.)

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

In December 2011, the FASB issued Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011—5 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of this update on the consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2011 and 2010

9. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended
	November 30
	2011	2010
	$	$

MPE®

United States	546,031	556,179
Europe	504,061	390,173
Australia	37,367	55,327
Total MPE® Revenue	1,087,459	1,001,679

Clipstream ® and Radio Destiny

United States	37,158	54,959
Total Clipstream ® & Radio Destiny Revenue	37,158	54,959

Total Revenue	1,124,617	1,056,638

During the three months ended November 30, 2011, three customers represented $740,375 (66%) of the total revenue balance [November 30, 2010 – three customers represented 66%].

As at November 30, 2011, two customers represented $354,000 (66%) of the trade receivables balance [August 31, 2011 – two customers represented 56%].

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

OVERVIEW AND CORPORATE BACKGROUND

Destiny Media Technologies, Inc. was incorporated in August 1998 under the laws of the State of Colorado. We carry out our business operations through our wholly owned subsidiaries, Destiny Software Productions Inc., a British Columbia company that was incorporated in 1992, and MPE Distribution, Inc. a Nevada company that was incorporated in 2007. The “Company”, “Destiny” or “we” refers to the consolidated activities of all three companies.

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

Currently, more than 96% of the Company’s revenues come from the Play MPE® digital distribution service. The remaining revenue is derived from recurring revenues for secure Clipstream® powered market research video questionnaires.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011

Revenue

Total revenue for the three months ended November 30, 2011 grew by approximately 6% over the same period in the prior year to $1,124,617 (November 30, 2010 - $1,056,638) despite a decline in Clipstream® revenue or 21% over the immediately preceding quarter.

Revenue from the Play MPE® system represents over 96% of our revenue. The Play MPE® system saw access fee revenue grow to $1,087,459 (November 30, 2010 - $1,001,679) for the three month period ending November 30, 2011 representing a 9% increase over the same period in the prior year or 21% over the immediately preceding quarter. The Play MPE® delivery service continues to see high growth in usage spread over Europe.

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

For example, the Play MPE® system needed to be adjusted for Germany’s unique privacy laws. This was completed during last year. As such, while the German language represents the second most commonly selected language, our European revenue does not yet include an appreciable amount from Germany. In Japan we reached an agreement with All Access Today Japan, Inc. (“AATJ”) in May 2011. As part of this agreement, AATJ will represent Play MPE® in Japan.

Approximately 46% of our Play MPE® revenue is denominated in Euros. Play MPE® revenue from Europe for the three months ended November 30, 2011 reached $504,061 (November 30, 2010 - $390,173) representing an increase of 29%. Approximately 50% of Play MPE® revenue is denominated in US Dollars and 4% of Play MPE® revenue is denominated in Australia Dollars.

Operating Expenses

Overview

As our technologies and products are developed and maintained in-house, the majority of our expenditures is on salaries and wages and associated expenses; office space, supplies and benefits. Our operations are primarily conducted in Canada and the majority of our costs are incurred in Canadian dollars while the majority of our revenue is in US dollars and Euros. As a result, our results of operations are impacted by fluctuations in the relevant exchange rates.

Total operating expenditures for the three months ended November 30, 2011 has increased by 16% over the same period in the prior year to $1,109,240 (2010 - $960,264). Increased litigation costs, which represent 90% of our professional fees and are the primary contribution to increased costs, are expected to decrease through our second quarter and to be eliminated in the second half of fiscal 2012.

General and administrative	30-Nov	30-Nov	$	%
	2011	2010	Change	Change
	(3 months)	(3 months)
	$	$
Wages and benefits	85,901	86,458	(557)	(0.6%	)
Rent	9,107	9,770	(663)	(6.8%	)
Telecommunications	4,643	5,292	(649)	(12.3%	)
Bad debt	2,464	(77)	2,541	(3300.0%	)
Office and miscellaneous	73,942	93,861	(19,919)	(21.2%	)
Professional fees	301,821	168,865	132,956	78.7%
	477,878	364,169	113,709	31.2%

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The increase in professional fees is due to an increase of in the volume of legal work primarily associated with an Australian claim against a former marketing representative, and a wrongful dismissal suit which was brought to trial during the quarter.

The decrease in office and miscellaneous is due to one time fees associated with TSX Venture listing application during the first quarter of fiscal 2010.

Sales and marketing	30-Nov	30-Nov	$	%
	2011	2010	Change	Change
	(3 months)	(3 months)
	$	$
Wages and benefits	107,408	111,892	(4,484)	(4.0%	)
Rent	9,676	10,381	(705)	(6.8%	)
Telecommunications	4,933	5,623	(690)	(12.3%	)
Meals and entertainment	1,556	2,108	(552)	(26.2%	)
Travel	19,696	14,826	4,870	32.8%
Advertising and marketing	55,604	70,669	(15,065)	(21.3%	)
	198,873	215,499	(16,626)	(7.7%	)

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. During the three months ended November 30, 2011, Play MPE® has continually received significant support from the world’s largest record labels and achieved symbiotic relationships with partners within the music industry resulting in cost effective and organic marketing efforts and the marketing cost has been effectively under control. We expect that the business relationships we have developed will provide catalysts to global expansion and barriers to entry with potential competitors should they arise.

Research and development	30-Nov	30-Nov	$	%
	2011	2010	Change	Change
	(3 months)	(3 months)
	$	$
Wages and benefits	359,709	309,401	50,308	16.3%
Rent	38,136	34,964	3,172	9.1%
Telecommunications	19,443	18,938	505	2.7%
Research and development	826	600	226	37.7%
	418,114	363,903	54,211	14.9%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase is mainly due to increased staffing due to an increased ongoing investment in building out the functionality of our Play MPE® and the development of two new Clipstream® service offerings, which have yet to launch.

Amortization

Amortization expense arose from property and equipment. Amortization decreased to $14,375 for the three months ended November 30, 2011 from $16,693 for the three months ended November 30, 2010, a decrease of $2,318 or 14%.

Other earnings and expenses

Other income decreased to Nil for the three months ended November 30, 2011 from $2,774 for the three months ended November 30, 2010, a decrease of $2,774.

Interest income decreased to $2,812 for the three months ended November 30, 2011 from $2,992 for the three months ended November 30, 2010, a decrease of $180.

Interest expense increased to $634 for the three months ended November 30, 2011 from $277 for the three months ended November 30, 2010, an increase of $357.

Net income

During the three months ended November 30, 2011, we have net income of $12,555 (November 30, 2010 – net income of $72,863). The decrease in net income during the period is the result of increased expenses of professional fees, increased shareholder relations events and increased salaries and wages costs due to additional staff. Earnings before interest income and expenses, taxes, depreciation and amortization and stock based compensation (Adjusted EBITDA) was $31,162 for the three months ended November 30, 2011 (November 30, 2010 -$117,623).

Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income from operations to Adjusted EBITDA:

	2011 Q1	2011 Q2	2011 Q3	2011 Q4	2012 Q1
	$	$	$	$	$
Net Income	72,863	(43,027)	230,720	377,952	12,555
Amortization and stock compensation	18,257	15,497	14,943	18,625	15,785
Net Interest expense	(2,497)	(2,100)	(1,302)	(4,918)	(2,178)
Income tax	29,000	(17,000)	94,000	67,000	5,000
Adjusted EBITDA	117,623	(46,630)	338,361	458,659	31,162

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $1,000,710 as at November 30, 2011 (August 31, 2011 - $1,238,173). The decrease in our cash was mainly due to an increase in operating costs, timely payment on accounts payment and increased accounts receivable. We had working capital of $1,303,027 as at November 30, 2011 compared to working capital of $1,354,115 as at August 31, 2011.

CASHFLOWS

Net cash used in operating activities was $144,740 for the three months ended November 30, 2011, compared to net cash generated of $29,520 for the three months ended November 30, 2010. Although our revenue was higher than the comparable period in 2010, the main decrease in net cash flows in the operating activities was primarily due to an increase in operating costs, timely payment on accounts payable and an increase in accounts receivable.

The cash used in investing activities was $39,816 for the three months ended November 30, 2011. The net cash used in investing activities was $44,439 for the three months ended November 30, 2010.

Net cash used in financing activities was $2,987 for the three months ended November 30, 2011 compared to $253,201 for the three months ended November 30, 2010. The increase is mainly the result of repurchasing common shares outstanding in the first quarter of fiscal 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation – Stock Compensation (Topic 718)”. The objective of this Update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Specifically, an employee share-based payment award denominated in a currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition and therefore would not classify the award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. This standard is effective for the Company on September 1, 2011. The Company’s adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards Not Yet Effective

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820)”. This Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and they explain how to measure fair value and they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

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

In December 2011, the FASB issued Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011—5 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of this update on the consolidated financial statements.

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

If management’s estimates of the cash flows or operating results do not materialize due to errors in estimates or unforeseen changes to the economic conditions affecting the Company, it could result in an impairment adjustment in future periods up to the carrying value of the deferred income tax balance of $1,150,000.

Contingencies

As discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Note 7 “Contingencies” in Notes to Interim Consolidated Financial Statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In accordance with US GAAP, the Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the quarter, the slightly rise in the value of the Canadian dollar relative to the US dollar compared to the three months ended November 30, 2010 didn’t have a significant impact on the Company.

ITEM 4. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2011.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

a)

On August 12, 2009 the Company received a statement of claim for wrongful dismissal. The claim is for approximately $174,000 ($180,000 CDN) plus an award of stock options and unspecified damages. The Company believes the claim is without merit. The matter was heard at trial during the quarter and management expects a decision shortly. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations, cash flows and financial condition.

b)

On June 10, 2011, the Company commenced proceedings in the Federal Court of Australia against Shooting Star Picture Company Pty Ltd, Peter Skillman and D-Star Music Delivery Pty Ltd. (collectively the “respondents”). The Company alleges various claims against the respondents including, amongst other things, breach of contract, misleading and deceptive conduct, breach of fiduciary duties, and breach of confidence. The company is presently seeking damages of at least AU$1.5 to $2.2 million.

The respondents have cross-claimed for approximately $144,500 (AU$145,000) plus a percentage of unspecified revenue the Company received from the Australian market during the year ended August 31, 2011. Management believes it is unlikely that the outcome of this matter will have an adverse impact on its result of operations, cash flows and financial condition of the Company.

c)

On November 8, 2011, the Company was served with a Notice of Civil Claim in the Supreme Court of British Columbia from Noramco Capital Corporation for $100,000 plus interest. The claim asserts that the Company has repudiated a subscription agreement entered into in, or around, August 2000. Management believes the claim is without merit and that it is unlikely that the outcome of this matter will have a material adverse impact on its result of operations, cash flows and financial condition of the Company.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1 – Risk Factors” in our Form 10-K for the fiscal year ended August 31, 2011 filed with the SEC on November 29, 2011. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On June 28, 2011, the board of directors authorized a new tranche to repurchase up to 2,500,000 shares of the Company’s common stock at a maximum share purchase price of $0.80 per share. The Company didn’t repurchase any shares during the quarter ended November 30, 2011. Future repurchases will be at times and in amounts as the Company deems appropriate and will be made through open market transactions. All repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The board approved stock repurchase program runs through June 30th, 2012. In addition to the applicable securities laws, the Company will not make any purchases during a time at which its insiders are subject to a blackout from trading in the Company’s common shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

(a) Reports on Form 8-K

None.

(b) Information required by Item 407(C)(3) of Regulation S-K

No Disclosure Necessary.

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

Dated: January 13, 2012

/s/Steven Vestergaard
Steven Vestergaard, Chief Executive Officer
and

/s/Fred Vandenberg
Frederick Vandenberg, Chief Financial Officer