Form 10-Q/A
period 2011-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2012-02-15
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended November 30, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

Item 6. EXHIBITS.

Exhibit 31.1:	Certification required by Rule 13a-14(a) or Rule 15d-14(a) Certification executed by Steven Vestergaard, Chief Executive Officer *
Exhibit 31.2:	Certification required by Rule 13a-14(a) or Rule 15d-14(a) Certification executed by Frederick Vandenberg, Chief Financial Officer *
Exhibit 32.1

Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 Certification executed by Steven Vestergaard, Chief Executive Officer *

Exhibit 32.2

Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 Certification executed by Frederick Vandenberg, Chief Financial Officer *

Exhibit 101	Interactive data files pursuant to Rule 405 of Regulation S-T **

* These exhibits were previously included in Destiny Media Technologies, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2011, filed with the Securities and Exchange Commission on January 17, 2012.

** Filed with this Form 10-Q/A for Destiny Media Technologies, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES INC.

Dated: February 14, 2012

/s/Steven Vestergaard
Steven Vestergaard, Chief Executive Officer
and

/s/Fred Vandenberg
Frederick Vandenberg, Chief Financial Officer