Form 10-Q
period 2012-02-29
DESTINY MEDIA TECHNOLOGIES INC
filed 2012-04-16
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended February 29, 2012

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
Yes No __

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
51,888,907 Shares of $0.001 par value common stock outstanding as of April 11, 2012.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Six months ended February 29, 2012
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars, except for share data)
Unaudited

As at
	February 29,	August 31,
	2012	2011
	$	$

ASSETS
Current
Cash and cash equivalents	978,177	1,238,173
Accounts receivable, net of allowance for doubtful accounts of $22,070 [Aug 31, 2011 – $23,513] [note 9]	522,575	385,629
Other receivables	114,570	62,779
Prepaid expenses	35,762	23,583
Deposits	—	10,223
Deferred tax assets – current portion	286,000	286,000
Total current assets	1,937,084	2,006,387
Deposits	37,633	38,349
Property and equipment, net	173,609	144,401
Deferred tax assets – long term portion	869,000	869,000
Total assets	3,017,326	3,058,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	268,495	293,552
Accrued liabilities	251,211	311,797
Deferred leasehold inducement	5,810	4,934
Deferred revenue	57,213	37,954
Obligation under capital leases – current portion	—	4,035
Total current liabilities	582,729	652,272
Total liabilities	582,729	652,272

Commitments and contingencies [notes 4 and 7]

Stockholders’ equity
Common stock, par value $0.001 [note 3] Authorized: 100,000,000 shares Issued and outstanding: 50,487,577shares [August 31, 2011 – issued 50,612,507 and outstanding 50,487,577 shares]	50,488	50,613
Common stock to be issued [note 3(a)]	278,750	—
Additional paid-in capital	8,750,624	8,758,044
Shares held for cancellation	—	(50,076)
Accumulated deficit	(6,849,728)	(6,576,033)
Accumulated other comprehensive income	204,463	223,317
Total stockholders’ equity	2,434,597	2,405,865
Total liabilities and stockholders’ equity	3,017,326	3,058,137

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
	$	$	$	$

Revenue [note 9]	894,825	841,072	2,019,442	1,897,710

Operating expenses
General and administrative	431,247	295,376	909,125	659,545
Sales and marketing	193,797	199,032	392,670	414,531
Research and development	546,280	394,742	964,394	758,645
Amortization	16,364	14,087	30,739	30,780
	1,187,688	903,237	2,296,928	1,863,501
Income (loss) from operations	(292,863)	(62,165)	(277,486)	34,209
Other income (expenses)
Other income	—	38	—	3,030
Interest income	2,159	2,308	4,971	5,082
Interest and other expense	(546)	(208)	(1,180)	(485)
Income (loss) before income taxes	(291,250)	(60,027)	(273,695)	41,836
Income tax recovery (expense) - deferred	5,000	17,000	—	(12,000)
Net Income (loss)	(286,250)	(43,027)	(273,695)	29,836
Net income (loss) per common share, basic and diluted	(0.01)	(0.00)	(0.01)	0.00

Weighted average common shares outstanding:
Basic	50,487,577	50,492,625	50,487,577	50,684,212
Diluted	50,487,577	50,492,625	50,487,577	51,116,020

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

				Shares			Accumulated
	Common stock		Additional	held	Shares		Other	Total
			paid-in	for cancellation	To be	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	or cancelled	Issued	Deficit	Income	equity
	#	$	$	$	$	$	$	$
Balance, August 31, 2010	51,143,847	51,145	9,049,308	—	—	(7,214,541)	173,457	2,059,369
Net income for the year	—	—	—	—	—	638,508	—	638,508
Foreign currency translation gain	—	—	—	—	—	—	49,860	49,860
Comprehensive income	—	—	—	—	—	—	—	688,368
Common stock issued on options exercised	450,625	451	99,549	—	—	—	—	100,000
Common stock repurchased and cancelled	(981,965)	(983)	(399,796)	—	—	—	—	(400,779)
Common stock repurchased and held for cancellation	(124,930)	—	—	(50,076)	—	—	—	(50,076)
Stock compensation	—	—	8,983	—	—	—	—	8,983
Balance, August 31, 2011	50,487,577	50,613	8,758,044	(50,076)	—	(6,576,033)	223,317	2,405,865
Net loss for the period	—	—	—	—	—	(273,695)	—	(273,695)
Foreign currency translation loss	—	—	—	—	—	—	(18,854)	(18,854)
Comprehensive loss	—	—	—	—	—	—	—	(292,549)
Common stock to be issued on warrants exercised – Note 3	—	—	—	—	278,750	—	—	278,750
Common stock cancelled – Note 3	—	(125)	(49,951)	50,076	—	—	—	—
Stock compensation – Note 3	—	—	42,531	—	—	—	—	42,531
Balance, February 29, 2012	50,487,577	50,488	8,750,624	—	278,750	(6,849,728)	204,463	2,434,597

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Six months	Six months
	Ended	Ended
	February 29,	February 28,
	2012	2011
	$	$

OPERATING ACTIVITIES
Net income (loss)	(273,695)	29,836
Items not involving cash:
Depreciation and amortization	30,739	30,780
Stock-based compensation	42,531	2,974
Deferred leasehold inducement	953	1,914
Deferred income taxes	—	12,000
Changes in non-cash working capital:
Accounts receivable	(141,751)	149,796
Other receivables	(52,082)	(54,306)
Prepaid expenses and deposits	(2,544)	(10,917)
Accounts payable	(19,342)	55,406
Accrued liabilities	(53,925)	1,041
Deferred revenue	19,635	27,579
Net cash provided (used) by operating activities	(449,481)	246,103

INVESTING ACTIVITIES
Purchase of property and equipment	(62,114)	(47,397)
Net cash used in investing activities	(62,114)	(47,397)

FINANCING ACTIVITIES
Repayments on capital lease obligations	(3,894)	(5,468)
Proceeds from options/warrants exercised	278,750	—
Repurchase of stock and options	—	(300,683)
Net cash provided (used) in financing activities	274,856	(306,151)

Effect of foreign exchange rate changes on cash	(23,257)	39,008

Net decrease in cash during the period	(259,996)	(68,437)
Cash, beginning of period	1,238,173	491,012
Cash, end of period	978,177	422,575

Supplementary disclosure
Interest paid	1,180	485
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 29, 2012

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ended August 31, 2012.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 29, 2012

3. SHARE CAPITAL

[a] Common stock authorized and to be issued

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the six months ended February 29, 2012, common stock to be issued includes 557,500 common shares to be issued for a cash exercise of 557,500 warrants exercisable at $0.50 for proceeds of $278,750. Also 5,249,750 warrants exercisable at $0.50, 352,118 warrants exercisable at $0.40 and 150,000 warrants exercisable at $0.22 were cashless exercised resulting in 843,830 shares issuable at February 29, 2012. All of these shares were issued on March 1, 2012.

[b] Common stock cancelled

During the six months ended February 29, 2012, the Company cancelled 124,930 shares which were repurchased during the last quarter of fiscal year of 2011.

[c] Stock option plans

The Company has two existing stock option plans (the “Plans”), namely the Amended 1999 Stock Option Plan and the 2006 Stock Option Plan, under which up to 3,750,000 and 5,100,000 shares of the common stock, respectively, have been reserved for issuance. A total of 1,616,334 common shares remain eligible for issuance under the plans. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of February 29, 2012, and changes during the six months period ended are presented below:

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 29, 2012

3. SHARE CAPITAL (cont’d.)

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$
Outstanding at August 31, 2011	2,290,000	0.50	0.99	25,500
Granted	900,000	0.50
Exercised	—	—
Expired	1,050,000	0.50
Outstanding at February 29, 2012	2,140,000	0.50	1.78	367,100
Vested and exercisable at February 29, 2012	2,137,917	0.50	1.78	366,800

Subsequent to February 29, 2012, 80,000 options exercisable at $0.95 expired unexercised, while 150,000 options exercisable at $0.50 were repurchased at their fair market value.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of February 29, 2012:

Number of Options
Non-vested options at August 31, 2011	14,583
Vested	(12,500)
Non-vested options at February 29, 2012	2,083

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money as at February 29, 2012.

During the six months ended February 29, 2012, total stock-based compensation expense related to employees of $42,531 are reported in the statement of operations as follows:

	Three Months Ended		Six Months Ended
	February 29	February 28	February 29	February 28
	2012	2011	2012	2011
	$	$	$	$
Stock-based compensation:
General and administrative	6,122	466	6,738	1,070
Sales and marketing	6,903	316	7,159	673
Research and development	28,096	628	28,634	1,231
Total stock-based compensation	41,121	1,410	42,531	2,974

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 29, 2012

3. SHARE CAPITAL (cont’d.)

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended		Six Months Ended
	February 29	February 28	February 29	February 28
	2012	2011	2012	2011
Expected term of stock options (years)	1	—	1	—
Expected volatility	41%-46%	—	41%-46%	—
Risk-free interest rate	0.2%	—	0.2%	—
Dividend yield	—	—	—	—

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

During the six months ended February 29, 2012, 900,000 options exercisable at $0.50, previously issued to directors and officers of the Company, expired. 900,000 replacement options, also immediately exercisable at $0.50, were issued upon expiry for an additional two years. 450,000 options granted to employees, not listed as expired above, were extended by two years with no changes to other terms. The weighted-average grant-date fair value of options granted and extended during the six month period ended February 29, 2012 was $0.03. As a result of the extension of the life of 450,000 options, the Company recorded an incremental value of $13,519 as part of the total stock-based compensation of $42,531 on the statements of operations during the quarter ended February 29, 2012. During the six months ended February 28, 2011, there were no options granted.

As of February 29, 2012 there was $266 of unrecognized stock-based compensation cost related to employee stock options granted under the plans, which is expected to be fully recognized over the next month.

[d] Employee Stock Purchase Plan

The Company’s 2011 Employee Stock Purchase Plan (the “Plan”) became effective on February 22, 2011. Under the Plan, employees of Destiny are able to contribute up to 5% of their annual salary into a pool which is matched equally by Destiny. Independent directors are able to contribute a maximum of $12,500 each for a combined maximum annual purchase of $25,000.The maximum annual combined contributions will be $400,000. All purchases are made through the Toronto Stock Exchange by a third party plan agent. The third party plan agent will also be responsible for the administration of the Plan on behalf of Destiny and the participants.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 29, 2012

3. SHARE CAPITAL (cont’d.)

During the six months ended February 29, 2012, the Company recognized compensation expense of $61,056 (February 28, 2011: $9,310) in salaries and wages on the statement of operations in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.48. The shares are held in trust by the Company for a period of one year from the date of purchase.

[e] Warrants

As at February 29, 2012, the Company has the following common stock warrants outstanding:

	Number of Common	Exercise Price
	Shares Issuable	$	Date of Expiry

$0.22 Warrants	200,000	0.22	August 25, 2012
$0.70 Warrants	500,000	0.70	April 19, 2012
	700,000

The intrinsic value for these warrants is $88,000 as at February 29, 2012.

During the six months ended February 29, 2012, 5,249,750 warrants exercisable at $0.50, 352,118 warrants exercisable at $0.40 and 150,000 warrants exercisable at $0.22 were cashless exercised. 12,750 warrants exercisable at $0.50 and 8,882 warrants exercisable at$0.40 expired unexercised. 557,500 warrants exercisable at $0.50 were exercised for gross proceeds of $278,750.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 29, 2012

4. COMMITMENTS

The Company entered into a sub-lease agreement for its premises on September 15, 2010. It commenced on October 22, 2010 and will expire on October 30, 2013. The Company is committed to payments as followed:

$

2012	115,804
2013	236,450
2014	39,570

During the six months ended February 29, 2012 the Company incurred rent expense of $113,995 (February 28, 2011: $113,468) which has been allocated between general and administrative expenses, research and development and sales and marketing on the statement of operations.

By a credit facilities agreement dated April 8, 2010 and amended June 17, 2011, the Company arranged for credit facilities with the Royal Bank of Canada which allows the Company to draw up to $451,440 ($450,000 CDN). These credit facilities consist of a revolving facility of $401,280 ($400,000 CDN) bearing interest at prime plus 3.5% and a commercial credit card facility to $50,160 ($50,000 CDN). Borrowings under the facilities are repayable on demand. As of February 29, 2012, the Company has received a letter of guarantee of $107,620 ($100,000 AUD) (February 28, 2011: $Nil) on the revolving demand facility and has available credit of $343,820 (February 28, 2011: $460,845). The letter of guarantee expires July 6, 2012. No amount had been drawn on these facilities as at February 29, 2012 and February 28, 2011.

5. RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a Director effective October 1, 2010. The Company will pay $2,000 per month, plus authorized expenses. The Director will receive a 10% commission if related new businesses are successfully closed. During the six months ended February 29, 2012, the Company paid consulting fees of $12,000 (February 28, 2011: $10,000).

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 29, 2012

6. INCOME TAX

The Company adopted the provisions of ASC 740, Income taxes. The standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2011, the tax years which remain subject to examination by major tax jurisdictions as of February 29, 2012. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 29, 2012

7. CONTINGENCIES

a)

On August 12, 2009 the Company received a statement of claim for wrongful dismissal. The claim is for approximately $181,000 ($180,000 CDN) plus an award of stock options and unspecified damages. The Company believes the claim is without merit. The matter was heard at trial ending November 17, 2011 and management expects a decision shortly. Management believes that the likelihood of an adverse outcome for the amount of the claim is remote.

b)

On June 10, 2011, the Company commenced proceedings in the Federal Court of Australia against Shooting Star Picture Company Pty Ltd, Peter Skillman and D-Star Music Delivery Pty Ltd. (collectively the “respondents”). The Company alleged various claims against the respondents including, breach of contract, misleading and deceptive conduct, breach of fiduciary duties, and breach of confidence.

On March 5, 2012, the Company reached a settlement with the respondents whereby the respondents will pay $825,000 Australian dollars (US $888,000) to Destiny over the course of 72 months. The unpaid balance will attract interest of 10.25% per annum compounded monthly for total payments of approximately $1,083,000 Australian dollars (US $1,166,000). The respondents are mutually and severally liable and the payments are secured by a lien against real property located in Australia. Additionally, the respondents have agreed to not to approach various clients of the Company.

c)

On November 8, 2011, the Company was served with a Notice of Civil Claim in the Supreme Court of British Columbia from Noramco Capital Corporation for $100,000 plus interest. The claim asserts that the Company has repudiated a subscription agreement entered into in, around, August 2000. Management believes the claim is without merit and that the likelihood of an outcome in this matter that will have a material adverse impact on its result of operations, cash flows and financial condition of the Company is remote.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 29, 2012

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 29, 2012

8. NEW ACCOUNTING PRONOUNCEMENTS (cont’d.)

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Six months ended February 29, 2012

9. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended		Six Months Ended
	February 29	February 28	February 29	February 28
	2012	2011	2012	2011
	$	$	$	$
MPE®

North America	461,639	447,814	1,007,670	1,003,993
Europe	347,875	293,671	851,936	683,844
Australasia	34,498	46,414	71,865	101,741
Total MPE®	844,012	787,899	1,931,471	1,789,578

Clipstream ® & Pirate Radio

North America	50,813	53,173	87,971	108,132
Outside of North America	—	—	—	—
Total Clipstream ® & Pirate Radio	50,813	53,173	87,971	108,132

Total revenue	894,825	841,072	2,019,442	1,897,710

During the six months ended February 29, 2012, two customers represented 56% of the total revenue balance (February 28, 2011 – three customers represented 63% of the total revenue balance). During the three months ended February 29, 2012, two customers represented 55% of the total revenue balance (February 28, 2011 – three customers represented 63% of the total revenue balance).

As at February 29, 2012, two customers represented $352,724 (67%) of the trade receivables balance [August 31, 2011 – two customers represented 56%].

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED FEBRUARY 29, 2012

Revenue

Total revenue for the six months ended February 29, 2012 grew by approximately 6% over the same period in the prior year to $2,019,442 (February 28, 2011 - $1,897,710).

Revenue from the Play MPE® system represents over 95% of our total revenues. Play MPE® access fee revenue grew to $1,931,471 (February 28, 2011 - $1,789,578) for the six months period ended February 28, 2011 representing a 8% increase over the same period in the prior year. The Play MPE® delivery service continues to see high growth in usage spread over Europe.

Quarterly total revenue for the three months ended February 29, 2012 grew by approximately 6% over the same period in the prior year to $894,825 (February 28, 2011 - $841,072). The Play MPE® system saw access fee revenue grow to $844,012 (February 28, 2011 - $787,899) for the three months period ended February 29, 2012, representing a 7% increase over the same period in the prior year. European revenue continues to grow and is currently concentrated in the United Kingdom and the Scandinavian countries.

Approximately 44% of our Play MPE® revenue is denominated in Euros for the six months ended February 29, 2012. Play MPE® revenue from Europe for the six months ended February 29, 2012 reached $851,936 (February 28, 2011 - $683,844) representing an increase of 25%. Approximately 52% of Play MPE® revenue is denominated in US Dollars and 4% of Play MPE® revenue is denominated in Australia Dollars for the six months ended February 29, 2012.

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

Total operating expenditures for the six months ended February 29, 2012 has increased by 23% over the same period in the prior year to $2,296,928 (2011 - $1,863,501). The increase is mainly attributed to increased litigation costs and increased staffing for our new Clipstream products. Increased litigation costs, which represent approximately 88% of our professional fees, are expected to be substantially eliminated in the second half of fiscal 2012. On March 5, 2012, immediately following the current quarter, we reached a settlement described under Item 1(b).

General and administrative	29-Feb	28-Feb	$	%
	2012	2011	Change	Change
	(6 months)	(6 months)
	$	$
Wages and benefits	195,960	179,488	16,472	9.2%
Rent	18,059	19,922	(1,863)	(9.4%	)
Telecommunications	9,311	9,239	72	0.8%
Bad debt	(1,973)	11,615	(13,588)	(117.0%	)
Office and miscellaneous	184,222	153,499	30,723	20.0%
Professional fees	503,546	285,782	217,764	76.2%
	909,125	659,545	249,580	37.8%

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The increase in professional fees is due to an increase of in the volume of legal work primarily associated with an Australian claim against a former marketing representative, and a wrongful dismissal suit which was brought to trial in our first quarter. While we expect our legal costs will dramatically decrease moving into our third quarter, there will be some residual fees associated with minor matters and finalizing the settlement in Australia.

The increase in office and miscellaneous is related to increased expenditures on investor relations activities.

Sales and marketing	29-Feb	28-Feb	$	%
	2012	2011	Change	Change
	(6 months)	(6 months)
	$	$
Wages and benefits	224,344	202,430	21,914	10.8%
Rent	19,187	21,167	(1,980)	-9.4%
Telecommunications	9,893	9,817	76	0.8%
Meals and entertainment	5,865	4,956	909	18.3%
Travel	38,535	21,466	17,069	79.5%
Advertising and marketing	94,846	154,695	(59,849)	-38.7%
	392,670	414,531	(21,861)	-5.3%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The decrease in advertising and marketing is mainly due to the termination of partnership with the former marketing representative.

Research and development	29-Feb	28-Feb	$	%
	2012	2011	Change	Change
	(6 months)	(6 months)
	$	$
Wages and benefits	832,823	652,092	180,731	27.7%
Rent	76,749	72,378	4,371	6.0%
Telecommunications	39,573	33,567	6,006	17.9%
Research and development	15,249	608	14,641	2408.1%
	964,394	758,645	205,749	27.1%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase is mainly due to increased staffing due to an increased ongoing investment in building out the functionality of our Play MPE® and the development of our cross platform streaming video prototype. This video solution may substantially reduce the costs of transcoding and maintaining various video formats.

Amortization

Amortization expense arose from property and equipment. Amortization decreased slightly to $30,739 for the six months ended February 29, 2012 from $30,780 for the six months ended February 28, 2011, a decrease of $41 or 0.1% .

Other earnings and expenses

Other income decreased to $Nil for the six months ended February 29, 2012 from $3,030 for the six months ended February 28, 2011, a decrease of $3,030.

Interest income decreased to $4,971 for the six months ended February 29, 2012 from $5,082 for the six months ended February 28, 2011, a decrease of $111.

Interest expense increased to $1,180 for the six months ended February 29, 2012 from $485 for the six months ended February 28, 2011, an increase of $695.

Net income

During the six months ended February 29, 2012, we have net loss of $273,695 (February 28, 2011– net income of $29,836). The decrease in net income during the period is the result of increased expenses of professional fees, increased shareholder relations events and increased salaries and wages costs due to additional staff.

During the period, the Company incurred approximately $442,000 in litigation costs; up from approximately $183,000 in the same period in the prior year. Costs in the prior year were related to various issues related to competitor in Canada, and costs associated with a wrongful dismissal claim from a former employee. Current year costs are primarily related to a claim in Australia from a former marketing partner and the abovementioned wrongful dismissal claim.

The claims against the Canadian competitor settled in June 2011 and resulted in a lump sum payment to Destiny of approximately $606,000. The wrongful dismissal claim with the former employee was heard at trial in November 2011 and the Company expects a favorable ruling shortly. The claim against the former marketing partner settled following the current quarter and requires total payments to Destiny of approximately $1,083,000 Australian dollars (US - $1,166,000) having a net present of value of approximately $825,000 Australian dollars (US - $888,000). This settlement figure is not reflected in the results of operations for the quarter.

Consequently, the Company expects that litigation related costs will dramatically reduce going forward.

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

	2011 Q3	2011 Q4	2012 Q1	2012 Q2
	$	$	$	$
Net Income	230,720	377,952	12,555	(286,250)
Amortization and stock compensation	14,943	18,625	15,785	57,485
Net Interest expense	(1,302)	(4,918)	(2,178)	(1,613)
Income tax	94,000	67,000	5,000	(5,000)
Adjusted EBITDA	338,361	458,659	31,162	(235,378)

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $978,177 as at February 29, 2012 (August 31, 2011 - $1,238,173). The decrease in our cash was mainly due to an increase in operating costs, timely payment on accounts payment and increased accounts receivable. We had working capital of $1,354,355 as at February 29, 2012 compared to working capital of $1,354,115 as at August 31, 2011.

CASHFLOWS

Net cash used in operating activities was $449,481 for the six months ended February 29, 2012, compared to net cash generated of $246,103 for the six months ended February 28, 2011. Although our revenue was higher than the comparable period in 2011, the main decrease in net cash flows in the operating activities was primarily due to an increase in operating costs, timely payment on accounts payable and an increase in accounts receivable.

The cash used in investing activities was $62,114 for the six months ended February 29, 2012. The net cash used in investing activities was $47,397 for the six months ended February 28, 2011.

Net cash provided in financing activities was $274,856 for the six months ended February 29, 2012 compared to $306,151 used for the six months ended February 28, 2011. The change is mainly the result of the proceeds received in advance from the exercise of warrants and the halt of share buyback in the first six months of fiscal 2012.

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

CRITICAL ACCOUNTING POLICIES

We prepare our interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingent liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the six months ended February 29, 2012, the slightly drop in the value of the Canadian dollar relative to the US dollar compared to the six months ended February 28, 2011 didn’t have a significant impact on the Company.

ITEM 4.	CONTROLS AND PROCEDURES.

The Company’s management, with the participation of its principal executive officer and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as at February 29, 2012.

Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that there are material weaknesses in internal controls over financial reporting, which are as follows:

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

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

a)

On August 12, 2009 the Company received a statement of claim for wrongful dismissal. The claim is for approximately $181,000 ($180,000 CDN) plus an award of stock options and unspecified damages. The Company believes the claim is without merit. The matter was heard at trial ending November 17, 2011 and management expects a decision shortly. Management believes that the likelihood of an adverse outcome for the amount of the claim is remote.

b)

On June 10, 2011, the Company commenced proceedings in the Federal Court of Australia against Shooting Star Picture Company Pty Ltd, Peter Skillman and D-Star Music Delivery Pty Ltd. (collectively the “respondents”). The Company alleged various claims against the respondents including, breach of contract, misleading and deceptive conduct, breach of fiduciary duties, and breach of confidence.

On March 5, 2012, the Company reached a settlement with the respondents whereby the respondents will pay $825,000 Australian dollars (US $888,000) to Destiny over the course of 72 months. The unpaid balance will attract interest of 10.25% per annum compounded monthly for total payments of approximately $1,083,000 Australian dollars (US $1,166,000). The respondents are mutually and severally liable and the payments are secured by a lien against real property located in Australia. Additionally, the respondents have agreed to not to approach various clients of the Company.

c)

On November 8, 2011, the Company was served with a Notice of Civil Claim in the Supreme Court of British Columbia from Noramco Capital Corporation for $100,000 plus interest. The claim asserts that the Company has repudiated a subscription agreement entered into in, or around, August 2000.

Management believes the claim is without merit and that the likelihood of an outcome in this matter that will have a material adverse impact on its result of operations, cash flows and financial condition of the Company is remote.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On June 28, 2011, the board of directors authorized a new tranche to repurchase up to 2,500,000 shares of the Company’s common stock at a maximum share purchase price of $0.80 per share. The Company didn’t repurchase any shares during the six months ended February 29, 2012. Future repurchases will be at times and in amounts as the Company deems appropriate and will be made through open market transactions. All repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The board approved stock repurchase program runs through June 30th, 2012. In addition to the applicable securities laws, the Company will not make any purchases during a time at which its insiders are subject to a blackout from trading in the Company’s common shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

(a) Reports on Form 8-K

On February 29, 2012, the Company announced that it issued 1,401,330 shares of the Company’s common stock on exercise of share purchase warrants that were issued in its 2007 private placement and under the terms of certain consulting agreements. Of the share purchase warrants exercised, the Company received cash proceeds of $278,750 for the exercise of 557,500 share purchase warrants and the remaining share purchase warrants were exercised on a cashless basis.

On March 6, 2012, the Company announced that its wholly owned subsidiary, Destiny Software Productions Inc. (“Destiny Software”), entered into a settlement deed dated March 5, 2012 (the “Settlement Deed”) with The Shooting Star Picture Company Pty Ltd, Peter Christopher Skillman, D-Star Music Delivery Pty Ltd (collectively the “Respondents”) and Janelle Barbara Mason (the “Guarantor”) whereby the parties have agreed to settle all litigation between them. The parties had been engaged in an Australian lawsuit (Federal Court of Australia proceeding number VID588 of 2011) in which Destiny Software was appellant (plaintiff) and the Respondents were the defendants. Under the terms of the Settlement Deed, Destiny Software and Respondents agreed to dismiss and/or discontinue all outstanding litigation and claims against each other. In consideration of the settlement, the Respondents agreed to pay Destiny Software $825,000 (Australian funds) over six years, which amount will bear at a rate of 10.25% per annum, compounded monthly, and be secured against the assets of the Respondents and the Guarantor. The Respondents also agreed to not approach any of Destiny Software’s existing clients with the rival media distribution system.

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

Dated: April 16, 2012

/s/Steven Vestergaard
Steven Vestergaard, Chief Executive Officer
and

/s/Fred Vandenberg
Frederick Vandenberg, Chief Financial Officer