Form 10-Q
period 2012-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2012-07-16
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended May 31, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
52,066,779 Shares of $0.001 par value common stock outstanding as of July 12, 2012.

PART I - FINANCIAL INFORMATION

Item 1.                FINANCIAL STATEMENTS.

Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Nine months ended May 31, 2012
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars, except for share data)
Unaudited

As at

	May 31,	August 31,
	2012	2011
	$	$

ASSETS
Current
Cash and cash equivalents	1,139,576	1,238,173
Accounts receivable, net of allowance for doubtful accounts of $18,506 [Aug 31, 2011 – $23,513] [note 10]	519,668	385,629
Other receivables	21,634	62,779
Current portion of long term receivable [note 3]	96,021	—
Prepaid expenses	19,717	23,583
Deposits	—	10,223
Deferred tax assets – current portion	286,000	286,000
Total current assets	2,082,616	2,006,387
Deposits	36,538	38,349
Long term receivable [note 3]	617,310	—
Property and equipment, net	226,569	144,401
Deferred tax assets – long term portion	679,000	869,000
Total assets	3,642,033	3,058,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	317,165	293,552
Accrued liabilities	258,185	311,797
Deferred leasehold inducement	5,641	4,934
Deferred revenue	38,438	37,954
Obligation under capital leases – current portion	—	4,035
Total liabilities	619,429	652,272

Commitments and contingencies [notes 5 and 8]
Stockholders’ equity
Common stock, par value $0.001 [note 4]
Authorized: 100,000,000 shares
Issued and outstanding: 52,066,779 shares [August 31, 2011 – issued 50,612,507 and outstanding 50,487,577 shares]	52,067	50,613
Additional paid-in capital	9,008,981	8,758,044
Shares held for cancellation	—	(50,076)
Accumulated deficit	(6,198,587)	(6,576,033)
Accumulated other comprehensive income	160,143	223,317
Total stockholders’ equity	3,022,604	2,405,865
Total liabilities and stockholders’ equity	3,642,033	3,058,137

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2012	2011	2012	2011
	$	$	$	$

Revenue [note 10]	1,022,921	1,176,473	3,042,363	3,074,183

Operating expenses
General and administrative [note 3]	(469,548)	262,467	439,574	922,012
Sales and marketing	162,146	184,280	554,816	598,811
Research and development	492,041	392,818	1,456,435	1,151,463
Amortization	24,248	13,533	54,987	44,313
	208,887	853,098	2,505,812	2,716,599
Income from operations	814,034	323,375	536,551	357,584
Other income (expenses)
Other income	4,462	43	4,462	3,073
Interest income	22,648	1,445	27,619	6,527
Interest and other expense	(6)	(143)	(1,186)	(628)
Income before income taxes	841,138	324,720	567,446	366,556
Income tax expense - deferred	(190,000)	(94,000)	(190,000)	(106,000)
Net income	651,138	230,720	377,446	260,556
Net income per common share, basic and diluted	0.01	0.01	0.01	0.01

Weighted average common shares outstanding:
Basic	51,881,309	50,434,097	50,955,546	50,599,924
Diluted	52,663,722	50,790,363	51,362,308	51,007,838

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATEDSTATEMENTS OF CHANGESIN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

				Shares			Accumulated
			Additional	held for	Shares		Other	Total
	Common stock		paid-in	cancellation	To be	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	or cancelled	Issued	Deficit	Income	equity
	#	$	$	$	$	$	$	$
Balance, August 31, 2010	51,143,847	51,145	9,049,308	—	—	(7,214,541)	173,457	2,059,369
Net income for the year	—	—	—	—	—	638,508	—	638,508
Foreign currency translation gain	—	—	—	—	—	—	49,860	49,860
Comprehensive income	—	—	—	—	—	—	—	688,368
Common stock issued on options exercised	450,625	451	99,549	—	—	—	—	100,000
Common stock repurchased and cancelled	(981,965)	(983)	(399,796)	—	—	—	—	(400,779)
Common stock repurchased and held for cancellation	(124,930)	—	—	(50,076)	—	—	—	(50,076)
Stock compensation	—	—	8,983	—	—	—	—	8,983
Balance, August 31, 2011	50,487,577	50,613	8,758,044	(50,076)	—	(6,576,033)	223,317	2,405,865
Net income for the period	—	—	—	—	—	377,446	—	377,446
Foreign currency translation loss	—	—	—	—	—	—	(63,174)	(63,174)
Comprehensive loss	—	—	—	—	—	—	—	314,272
Common stock issued on warrants exercised – Note 4	1,579,202	1,579	277,171	—	—	—	—	278,750
Stock options repurchased and cancelled	—	—	(19,080)	—	—	—	—	(19,080)
Common stock cancelled – Note 4	—	(125)	(49,951)	50,076	—	—	—	—
Stock compensation – Note 4	—	—	42,797	—	—	—	—	42,797
Balance, May 31, 2012	52,066,779	52,067	9,008,981	—	—	(6,198,587)	160,143	3,022,604

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Nine months	Nine months
	Ended	Ended
	May 31,	May 31,
	2012	2011
	$	$

OPERATING ACTIVITIES
Net income for the period	377,446	260,556
Items not involving cash:
Depreciation and amortization	54,987	44,313
Stock-based compensation	42,797	4,384
Deferred leasehold inducement	957	3,396
Deferred income taxes	190,000	106,000
Unrealized foreign exchange	34,027	—
Changes in non-cash working capital:
Accounts receivable	(154,994)	(7,042)
Other receivables	38,865	9,319
Prepaid expenses and deposits	12,716	(21,652)
Accounts payable	37,833	(33,643)
Accrued liabilities	(39,756)	(46,953)
Deferred revenue	2,318	12,108
Long term receivable	(760,174)	—
Net cash provided (used) by operating activities	(162,978)	330,786

INVESTING ACTIVITIES
Purchase of property and equipment	(145,576)	(56,928)
Net cash used in investing activities	(145,576)	(56,928)

FINANCING ACTIVITIES
Repayments on capital lease obligations	(3,913)	(8,425)
Proceeds from options/warrants exercised	278,750	—
Repurchase of stock and options	(19,080)	(300,683)
Net cash provided (used) in financing activities	255,757	(309,108)

Effect of foreign exchange rate changes on cash	(45,800)	34,964

Net decrease in cash during the period	(98,597)	(286)
Cash, beginning of period	1,238,173	491,012
Cash, end of period	1,139,576	490,726

Supplementary disclosure
Interest paid	1,186	628
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2012

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the year ended August 31, 2012.

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

3. LONG TERM RECEIVABLE

Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,887), receivable in monthly installments over the course of 72 months, with the first payment due on March 31, 2012. The first two payments due were in the amount of $48,860 ($50,000 AUD) and the remaining payments are to be received in equal monthly installments of $13,730 ($14,050 AUD). The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a lien against real property located in Australia.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2012

3. LONG TERM RECEIVABLE (cont’d.)

The settlement amount receivable was recorded during the nine months ended May 31, 2012 and is included as a recovery to general and administrative expenses.

During the nine months ended May 31, 2012, the Company received the first two payments of $48,860 ($50,000 AUD) each and the first monthly installment of $13,730 ($14,050 AUD). Subsequent to May 31, 2012, the Company received the second monthly installment of $13,730 ($14,050 AUD).

Payments will be received over the next five fiscal years as follows:

	Principal	Interest	Total

2012	23,095	18,083	41,178
2013	98,503	66,207	164,710
2014	109,087	55,623	164,710
2015	120,808	43,902	164,710
2016 and after	361,838	49,866	411,704
	713,331	233,681	947,012

4. SHARE CAPITAL

[a] Common stock authorized and to be issued

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the nine months ended May 31, 2012, 557,500 common shares were issued for a cash exercise of 557,500 warrants at $0.50 for proceeds of $278,750. Also 5,249,750 warrants exercisable at $0.50, 352,118 warrants exercisable at $0.40, 330,000 warrants exercisable at $0.70 and 350,000 warrants exercisable at $0.22 were cashless exercised resulting in the issuance of 1,021,702 common shares.

All previously outstanding warrants were exercised or expired during the quarter leaving no outstanding warrants at May 31, 2012.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2012

4. SHARE CAPITAL (cont’d.)

[b] Common stock cancelled

During the nine months ended May 31, 2012, the Company cancelled 124,930 shares which were repurchased during the last quarter of fiscal year of 2011.

[c] Stock option plans

The Company has two existing stock option plans (the “Plans”), namely the Amended 1999 Stock Option Plan and the 2006 Stock Option Plan, under which up to 3,750,000 and 5,100,000 shares of the common stock, respectively, have been reserved for issuance. A total of 1,846,334 common shares remain eligible for issuance under the plans. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of May 31, 2012, and changes during the nine months period ended are presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$
Outstanding at August 31, 2011	2,290,000	0.50	0.99	25,500
Granted	900,000	0.50
Exercised	—	—
Repurchased and cancelled	150,000	0.50
Expired	1,130,000	0.53
Outstanding at May 31, 2012	1,190,000	0.48	1.73	725,100
Vested and exercisable at May 31, 2012	1,190,000	0.48	1.73	725,100

During the nine months ended May 31, 2012, 150,000 options at an exercise price of $0.50 were repurchased by the Company for consideration of $19,080. The consideration paid was charged to equity with no additional compensation recorded.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2012

4. SHARE CAPITAL (cont’d.)

The following table summarizes information regarding the non-vested stock purchase options outstanding during the nine months ended May 31, 2012:

Number of Options
Non-vested options at August 31, 2011	14,583
Vested	(14,583)
Non-vested options at May 31, 2012	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money as at May 31, 2012.

During the nine months ended May 31, 2012, total stock-based compensation expense related to employees of $42,797 are reported in the statement of operations as follows:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2012	2011	2012	2011
	$	$	$	$
Stock-based compensation:
General and administrative	42	443	6,713	1,513
Sales and marketing	44	309	7,133	982
Research and development	179	658	28,951	1,889
Total stock-based compensation	265	1,410	42,797	4,384

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2012	2011	2012	2011
Expected term of stock options (years)	—	—	1	—
Expected volatility	—	—	41%-46%	—
Risk-free interest rate	—	—	0.2%	—
Dividend yield	—	—	—	—

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2012

4. SHARE CAPITAL (cont’d.)

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

During the nine months ended May 31, 2012, 900,000 options exercisable at $0.50, previously issued to directors and officers of the Company, expired. 900,000 replacement options, also immediately exercisable at $0.50, were issued upon expiry for an additional two years. 450,000 options granted to employees, not listed as expired above, were extended by two years with no changes to other terms. The weighted-average grant-date fair value of options granted and extended during the nine month period ended May 31, 2012 was $0.03. As a result of the extension of the life of 450,000 options, the Company recorded an incremental value of $13,519 as part of the total stock-based compensation of $42,797 on the statements of operations during the nine months ended May 31, 2012. During the nine months ended May 31, 2011, there were no options granted.

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

During the nine months ended May 31, 2012, the Company recognized compensation expense of $78,180 (May 31, 2011: $50,616) in salaries and wages on the statement of operations in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.52 (May 31, 2011: $0.35) . The shares are held in trust by the Company for a period of one year from the date of purchase.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2012

4. SHARE CAPITAL (cont’d.)

[e] Warrants

As at May 31, 2012, the Company had no common stock warrants outstanding. A summary of common stock warrant activity under as of May 31, 2012, and changes during the nine months period ended are presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Expiry
Options	Shares	Price ($)	Term (years)	Date
Outstanding at August 31, 2011	7,031,000	0.50
Exercised	6,839,368	0.49
Expired	191,632	0.67
Outstanding at May 31, 2012	—	—	—

During the nine months ended May 31, 2012, 330,000 warrants exercisable at $0.70, 5,249,750 warrants exercisable at $0.50, 352,118 warrants exercisable at $0.40 and 350,000 warrants exercisable at $0.22 were cashless exercised. 170,000 warrants exercisable at $0.70, 12,750 warrants exercisable at $0.50 and 8,882 warrants exercisable at $0.40 expired unexercised. 557,500 warrants exercisable at $0.50 were exercised for gross proceeds of $278,750.

5. COMMITMENTS

The Company entered into a sub-lease agreement for its premises on September 15, 2010. It commenced on October 22, 2010 and will expire on October 30, 2013. The Company is committed to payments as followed:

$

2012	57,796
2013	235,886
2014	39,471

During the nine months ended May 31, 2012 the Company incurred rent expense of $172,335 (May 31, 2011: $173,071) which has been allocated between general and administrative expenses, research and development and sales and marketing on the statement of operations.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2012

5. COMMITMENTS (cont’d)

By a credit facilities agreement dated April 8, 2010 and amended June 17, 2011, the Company arranged for credit facilities with the Royal Bank of Canada which allows the Company to draw up to $438,300 ($450,000 CDN). These credit facilities consist of a revolving facility of $389,600 ($400,000 CDN) bearing interest at prime plus 3.5% and a commercial credit card facility to $48,700 ($50,000 CDN). Borrowings under the facilities are repayable on demand. As of May 31, 2012, no amount had been drawn on the line of credit (August 31, 2011: $Nil) and the Company had available credit of $389,600 ($400,000 CDN) (August 31, 2011: $396,675 ($400,000 CDN)) on the line of credit. Previously, the Company had issued a $97,720 ($100,000 AUD) letter of guarantee associated with the litigation described in Note 8(b), which was cancelled during the nine months ended May 31, 2012.

6. RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a Director effective October 1, 2010. The Company will pay $2,000 per month, plus authorized expenses. The Director will receive a 10% commission if related new businesses are successfully closed. During the nine months ended May 31, 2012, the Company paid consulting fees of $18,000 (May 31, 2011: $16,000).

7. INCOME TAX

The Company adopted the provisions of ASC 740, Income taxes. The standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2011, the tax years which remain subject to examination by major tax jurisdictions as of May 31, 2012. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2012

8. CONTINGENCIES

a)	On August 12, 2009 the Company received a statement of claim for wrongful dismissal for approximately $181,000 ($180,000 CDN) plus an award of stock options and unspecified damages.

On April 16, 2012, a judgment was received in the Company’s favor dismissing the claim in its entirety. In rendering the decision, the judge found multiple causes for dismissal and awarded costs to the Company. An application for double costs has been filed which is expected to be heard during the fourth quarter. No amount for this cost award has been accrued as receivable in these financial statements. This judgment has been appealed by the claimant.

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

On March 5, 2012, the Company reached a settlement with the respondents whereby the respondents will pay $825,000 AUD (US $858,887) to the Company over the course of 72 months. The unpaid balance will attract interest of 10.25% per annum compounded monthly for total payments of approximately $1,083,000 AUD (US $1,058,000). The respondents are mutually and severally liable and the payments are secured by a lien against real property located in Australia. Additionally, the respondents have agreed not to approach various clients of the Company.

The settlement amount receivable has been accrued in these financial statements as of May 31, 2012 [note 3].

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
Nine months ended May 31, 2012

9. NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income (Topic 220)”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2012

9. NEW ACCOUNTING PRONOUNCEMENTS (cont’d.)

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited
Nine months ended May 31, 2012

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2012	2011	2012	2011
	$	$	$	$
MPE®

North America	519,211	685,843	1,526,881	1,689,836
Europe	428,723	387,065	1,280,659	1,070,909
Australasia	37,463	68,296	109,328	170,037
Total MPE®	985,397	1,141,204	2,916,868	2,930,782

Clipstream ® & Pirate Radio

North America	37,524	35,269	125,495	143,401
Outside of North America	—	—	—	—
Total Clipstream ® & Pirate Radio	37,524	35,269	125,495	143,401

Total revenue	1,022,921	1,176,473	3,042,363	3,074,183

During the nine months ended May 31, 2012, two customers represented 56% of the total revenue balance (May 31, 2011 – three customers represented 65% of the total revenue balance). During the three months ended May 31, 2012, two customers represented 56% of the total revenue balance (May 31, 2011 – three customers represented 68% of the total revenue balance).

As at May 31, 2012, two customers represented $352,589 (68%) of the trade receivables balance [August 31, 2011 – two customers represented 56%].

The Company has substantially all its property and equipment in Canada and its current and planned future operations are, and will be, located in Canada.

Item 2. MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying financial statements and notes thereto included within this Quarterly Report on Form 10-Q. In addition to historical information, the information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company' s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as " may" , " will" , " should" , " expect" , " plan" , " intend" , " anticipate" , " believe" , estimate" , " predict" , " potential" or " continue" , the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors described in this Quarterly Report, including the risk factors accompanying this Quarterly Report, and, from time to time, in other reports the Company files with the Securities and Exchange Commission. These factors may cause the Company' s actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW AND CORPORATE BACKGROUND

Destiny Media Technologies, Inc. was incorporated in August 1998 under the laws of the State of Colorado. We carry out our business operations through our wholly owned subsidiaries, Destiny Software Productions Inc., a British Columbia company that was incorporated in 1992, and MPE Distribution, Inc. a Nevada company that was incorporated in 2007. The "Company", "Destiny" or "we" refers to the consolidated activities of all three companies.

Our principal executive office is located at Suite 750, PO Box 11527, 650 West Georgia Street, Vancouver, British Columbia V6B 4N7. Our telephone number is (604) 609-7736 and our facsimile number is (604) 609-0611.

Our common stock trades on TSX Venture Exchange in Canada under the symbol "DSY", on the OTCBB and OTCQX under the symbol "DSNY", and on various German exchanges (Frankfurt, Berlin, Stuttgart and Xetra) under the symbol DME, WKN 935 410.

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

Currently, more than 95% of the Company' s revenues come from the Play MPE® digital distribution service. The remaining revenue is derived from recurring revenues for secure Clipstream® powered market research video questionnaires.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2012

Revenue

Total revenue for the nine months ended May 31, 2012 declined slightly by approximately 1% over the same period in the prior year to $3,042,363 (May 31, 2011 - $3,074,183).

Revenue from the Play MPE® system represents over 95% of our total revenues. Play MPE® access fee revenue was $2,916,868 (May 31, 2011 - $2,930,782) for the nine months period ended May 31, 2012. The Play MPE® delivery service continues to see high growth in usage spread over Europe.

Quarterly total revenue for the three months ended May 31, 2012 declined by approximately 13% over the same period in the prior year to $1,022,921 (May 31, 2011 - $1,176,473). The Play MPE® system saw access fee revenue reduced to $985,397 (May 31, 2011 - $1,141,204) for the three months period ended May 31, 2012, representing a 14% decrease over the same period in the prior year. This decrease was largely attributable to the application of a one-time minimum annual fee applied during the comparative period. European revenue continues to grow and increased approximately 11% compared to the three months ended May 31, 2011. European revenue is currently concentrated in the United Kingdom and the Scandinavian countries.

Approximately 42% of our Play MPE® revenue is denominated in Euros for the nine months ended May 31, 2012. Play MPE® revenue from Europe for the nine months ended May 31, 2012 reached $1,280,659 (May 31, 2011 - $1,070,909) representing an increase of 20%. Approximately 54% of Play MPE® revenue is denominated in US Dollars and 4% of Play MPE® revenue is denominated in Australia Dollars for the nine months ended May 31, 2012.

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

Total operating expenditures for the nine months ended May 31, 2012 have decreased by 7% over the same period in the prior year to $2,505,812 (2011 - $2,716,599). The decrease is mainly attributed to the settlement of a litigation reached during the period, offset by increased professional fees associated with that litigation.

General and administrative	31-May	31-May	$	%
	2012	2011	Change	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	293,310	270,764	22,546	8.3%
Rent	27,033	30,291	(3,258)	(10.8%	)
Telecommunications	13,758	13,939	(181)	(1.3%	)
Bad debt	(4,958)	9,773	(14,731)	(150.7%	)
Office and miscellaneous	292,224	176,067	116,157	66.0%
Professional fees	(181,793)	421,178	(602,971)	(143.2%	)
	439,574	922,012	(482,438)	(52.3%	)

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The increase in office and miscellaneous is related to increased expenditures on investor relations activities.

The increase in Professional fees is described in the following table.

	31-May	31-May	$	%
	2012	2011	Change	Change
	(9 months)	(9 months)
	$	$
Professional fees
Litigation costs	607,342	283,996	323,346	113.9%
Other professional fees	69,752	137,182	(67,430)	(49.2%	)
Recoveries	(858,887)	-	(858,887)	N/A
Sub-total	(181,793)	421,178	(602,971)	(143.2%	)

Our litigation costs primarily consist of fees associated with an Australian claim against a former marketing representative and a wrongful dismissal claim from a former employee. Both of these legal claims were successfully resolved during the third quarter and we expect our legal costs will dramatically decrease moving into our fourth quarter. Prior year costs were associated with litigation against a competitor in Canada which was also successfully resolved in the last quarter of fiscal 2011.

During the current quarter, we recorded a lump sum accrual of $858,887 ($825,000 AUD) receivable pursuant to a settlement reached with the former marketing representative. The wrongful dismissal claim was dismissed in its entirety and Destiny was awarded costs. No amount for this cost award has been reflected in the financial results.

Sales and marketing	31-May	31-May	$	%
	2012	2011	Change	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	323,179	303,825	19,354	6.4%
Rent	28,723	32,184	(3,461)	-10.8%
Telecommunications	14,618	14,810	(192)	-1.3%
Meals and entertainment	9,671	7,367	2,304	31.3%
Travel	56,037	34,880	21,157	60.7%
Advertising and marketing	122,588	205,745	(83,157)	-40.4%
	544,816	598,811	(43,995)	-7.3%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The decrease in advertising and marketing is mainly due to the termination of partnership with the former marketing representative.

Research and development	31-May	31-May	$	%
	2012	2011	Change	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	1,264,904	988,613	276,291	27.9%
Rent	116,580	110,597	5,983	5.4%
Telecommunications	59,333	50,893	8,440	16.6%
Research and development	15,618	1,360	14,258	1048.4%
	1,456,435	1,151,463	304,972	26.5%

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

Amortization

Amortization expense arose from property and equipment. Amortization increased slightly to $54,987 for the nine months ended May 31, 2012 from $44,313 for the nine months ended May 31, 2011, an increase of $10,674 or 24.1% as a result of the development of new Play MPE® applications and applications made for various patents and trademarks.

Other earnings and expenses

Other income increased to $4,462 for the nine months ended May 31, 2012 from $3,073 for the nine months ended May 31, 2011, an increase of $1,389.

Interest income increased to $27,619 for the nine months ended May 31, 2012 from $6,527 for the nine months ended May 31, 2011, an increase of $21,092. This is a result of interest income earned on the amount receivable pursuant to the litigation settlement.

Interest expense increased to $1,186 for the nine months ended May 31, 2012 from $628 for the nine months ended May 31, 2011, an increase of $558.

Net income

During the nine months ended May 31, 2012, we have net income of $377,446 (May 31, 2011– net income of $260,556). The increase in net income during the period is the result of a net decrease in professional fees, offset by increased shareholder relations events and increased salaries and wages costs due to additional staff.

During the period, there was a net recovery of litigation costs of approximately $181,000, compared to litigation costs of approximately $420,000 in the same period in the prior year, a decrease in overall spending of $601,000.

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

	2011 Q3	2011 Q4	2012 Q1	2012 Q2	2012 Q3
	$	$	$	$	$
Net Income	230,720	377,952	12,555	(286,250)	651,138
Amortization and stock compensation	14,943	18,625	15,785	57,485	24,513
Net Interest expense	(1,302)	(4,918)	(2,178)	(1,613)	(22,642)
Income tax	94,000	67,000	5,000	(5,000)	190,000
Adjusted EBITDA	338,361	458,659	31,162	(235,378)	843,009

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $1,139,576 as at May 31, 2012 (August 31, 2011 - $1,238,173). The decrease in our cash was mainly due to an increase in accounts receivable, an increase in a long term receivables, and the purchase of property and equipment. We had working capital of $1,463,187 as at May 31, 2012 compared to working capital of $1,354,115 as at August 31, 2011.

CASHFLOWS

Net cash used in operating activities was $162,978 for the nine months ended May 31, 2012, compared to net cash generated of $330,786 for the nine months ended May 31, 2011. Although our revenue was consistent with the comparative period in 2011, the main decrease in net cash flows in the operating activities was primarily due to an increase in accounts receivable and an increase in a long term receivables arising from a legal settlement, the proceeds of which are being received over a period of several years. As of the date of this report, we have collected more than 90% of the accounts receivable at May 31, 2012.

The cash used in investing activities was $145,576 for the nine months ended May 31, 2012. The net cash used in investing activities was $56,928 for the nine months ended May 31, 2011. The increase is attributable to the development of new Play MPE® applications and applications made for various patents and trademarks.

Net cash provided in financing activities was $255,757 for the nine months ended May 31, 2012 compared to net cash used of $309,108 for the nine months ended May 31, 2011. The change is mainly the result of the proceeds received from the exercise of warrants and the halt of share buyback in the first nine months of fiscal 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-13, " Compensation – Stock Compensation (Topic 718)" . The objective of this Update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Specifically, an employee share-based payment award denominated in a currency of a market in which a substantial portion of the entity' s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition and therefore would not classify the award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. This standard is effective for the Company on September 1, 2011. The Company' s adoption of this guidance did not have a material effect on the Company' s consolidated financial statements.

Accounting Standards Not Yet Effective

In May 2011, the FASB issued Accounting Standards Update 2011-04, " Fair Value Measurement (Topic 820)" . This Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and International Financial Reporting Standards (" IFRS" ). The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and they explain how to measure fair value and they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity' s shareholders' equity in the financial statements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, " Presentation of Comprehensive Income (Topic 220)" . The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, among other amendments in this Update. The amendments require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12, " Comprehensive Income (Topic 220)" . The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011—5 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of this update on the consolidated financial statements.

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

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board' s (" FASB" ) Accounting Standards Codification (" ASC" ) 985-605, Revenue Recognition. Accordingly, revenue is recognized when there is persuasive evidence of an arrangement, delivery to the customer has occurred, the fee is fixed and determinable, and collectability is considered probable.

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

We selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value of our share-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option' s expected term and the price volatility of the underlying stock. Our current estimate of volatility is based on historical and market-based implied volatilities of our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation cost recognized in future periods. We derive the expected term assumption primarily based on our historical settlement experience, while giving consideration to options that have not yet completed a full life cycle. Stock-based compensation cost is recognized only for awards ultimately expected to vest. Our estimate of the forfeiture rate is based primarily on our historical experience. To the extent we revise this estimate in the future, our share-based compensation cost could be materially impacted in the quarter of revision, as well as in the following quarters. In the future, as empirical evidence regarding these input estimates is available to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates.

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

Income Taxes

Deferred income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted income tax rates by tax jurisdiction at each balance sheet date. Deferred income tax assets also result from unused loss carry-forwards and other deductions. The valuation of deferred income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated realizable amount. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, and current and enacted tax legislation and other temporary differences between book and tax accounting to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. There is a risk that management estimates for operating results could vary significantly from actual results, which could materially affect the valuation of the future income tax asset. Although the Company has tax loss carry-forwards and other deferred income tax assets, management has determined certain of these deferred tax assets do not meet the more likely than not criteria, and accordingly, these deferred income tax asset amounts have been partially offset by a valuation allowance as disclosed in Note 5 of our annual consolidated financial statements for the year ended August 31, 2011.

If management’s estimates of the cash flows or operating results do not materialize due to errors in estimates or unforeseen changes to the economic conditions affecting the Company, it could result in an impairment adjustment in future periods up to the carrying value of the deferred income tax balance of $965,000.

Contingencies

As discussed in Part II, Item 1 of this Form 10−Q under the heading “Legal Proceedings” and in Note 7 “Contingencies” in Notes to Interim Consolidated Financial Statements, the Company is subject from time to time to various legal proceedings and claims that arise in the ordinary course of business. In accordance with US GAAP, the Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the nine months ended May 31, 2012, net fluctuations in the value of the Canadian dollar, Australian dollar and Euro relative to the US dollar compared to the nine months ended May 31, 2011 did not have a significant impact on the Company.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, with the participation of its principal executive officer and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as at May 31, 2012.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

a)

On August 12, 2009 the Company received a statement of claim for wrongful dismissal for approximately $181,000 ($180,000 CDN) plus an award of stock options and unspecified damages. On April 16, 2012, a judgment was received in the Company’s favor, dismissing the claim in its entirety. In rendering the decision, the judge found multiple causes for dismissal and awarded costs to the Company. An application for double costs has been filed which is expected to be heard in the fourth quarter. No amount for this cost award has been accrued in the financial statements as at May 31, 2012. This judgment has been appealed by the claimant.

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

On March 5, 2012, the Company reached a settlement with the respondents whereby the Company will receive from the respondents $825,000 Australian dollars (US $858,887) over the course of 72 months. The unpaid balance will attract interest of 10.25% per annum compounded monthly for total payments of approximately $1,083,000 Australian dollars (US $1,058,000). The respondents are mutually and severally liable and the payments are secured by a lien against real property located in Australia. Additionally, the respondents have agreed to not to approach various clients of the Company. The settlement amount receivable has been accrued in the financial statements as at May 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On June 28, 2011, the board of directors authorized a new tranche to repurchase up to 2,500,000 shares of the Company’s common stock at a maximum share purchase price of $0.80 per share. The Company didn’t repurchase any shares during the nine months ended May 31, 2012. Future repurchases will be at times and in amounts as the Company deems appropriate and will be made through open market transactions. All repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The board approved stock repurchase program runs through June 30th, 2012. In addition to the applicable securities laws, the Company will not make any purchases during a time at which its insiders are subject to a blackout from trading in the Company’s common shares.

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

On April 16, 2012, the Company announced that a judgment was received in the Company’s favor in the claim for wrongful dismissal from a former employee of the Company. As the successful party, the judge ruled that the Company would be entitled to recover costs and the Company would be required to prepare an application for these costs.

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

Dated: July 12, 2012

/s/Steven Vestergaard
Steven Vestergaard, Chief Executive Officer
and

/s/Fred Vandenberg
Frederick Vandenberg, Chief Financial Officer