Form 10-K
period 2012-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2012-11-29
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended August 31, 2012

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER 0-028259

DESTINY MEDIA TECHNOLOGIES INC.
(Name of small business issuer as specified in its charter)

COLORADO	84-1516745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 750, PO Box 11527, 650 West Georgia Street,
Vancouver, British Columbia, Canada	V6B 4N7
(Address of principal executive offices)	(Zip Code)

604-609-7736
Registrant's telephone number

Securities registered under Section 12(b) of the Exchange Act:	NOT APPLICABLE

Securities registered under Section 12(g) of the Exchange Act:	COMMON STOCK, PAR VALUE $0.001
PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ] Yes     [X] No

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
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
[X] Yes     [   ] No

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

50,487,577 common shares @ $0.66 (1)= $33,321,800
(1) Closing price as quoted on the OTC Bulletin Board on February 29, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
52,118,572 Shares of $0.001 par value common stock outstanding as of November 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None

DESTINY MEDIA TECHNOLOGIES INC.
FORM 10-K

PART IV

Item 15.	Exhibits and Financial Statement Schedules	60

Signatures		62

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

ITEM 1.          BUSINESS

OVERVIEW AND CORPORATE BACKGROUND

Destiny Media Technologies, Inc. was incorporated in August 1998 under the laws of the State of Colorado. We carry out our business operations through our wholly owned subsidiary, Destiny Software Productions Inc., a British Columbia company that was incorporated in 1992, MPE Distribution, Inc. a Nevada company that was incorporated in 2007 and Sonox Digital Inc incorporated under the Canada Business Corporations Act in 2012. The “Company”, “Destiny” or “we” refers to the consolidated activities of all three companies.

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

Currently, more than 95% of the Company’s revenues come from the Play MPE® digital distribution service, which the recording industry uses to distribute new pre-release music and music videos to trusted recipients before that content is generally available for sale to the public.

The remaining 5% of revenue is generated from legacy sales of Clipstream®, a playerless streaming video solution first launched in 1999. The bulk of these revenues are generated by services provided to the market research industry, which has adopted our solution because of the higher “play rates” and the higher level of security in our offering. Clipstream® powered videos are integrated into video questionnaires for use in market research surveys. The market research industry prefers our solution because the successful view rates are higher and because the security is more mature than other solutions. Videos can be secured to play only from authorized URL's and they actively block “screenscraping” programs that might try to download the video locally. In addition, videos are watermarked, so the source of unauthorized content can be identified.

This legacy technology relies on a plugin from Oracle to be bundled into the browser and the install rate of this plugin has declined significantly since launch thirteen years ago. This first generation of Clipstream® generally does not work at all on smart phones and other devices.

The introduction of new browsers supporting HTML 5 has created a new opportunity. The Company is actively developing a second generation version of Clipstream®, which works natively on almost all modern browsers. We believe this new technology is disruptive to existing paradigms as streaming video encoded in this format can be hosted from any brand of web page server and it will play directly across desktops, laptops, smart phones, tablets, e-book readers, internet enabled TV's and other devices, including future devices still under development. As the streams are served by HTTP progressive download, they can be reused potentially reducing the bandwidth and hardware infrastructure required at the source. Clipstream® G2 is cross platform which results in savings from the elimination of costs associated with re-encoding videos into multiple formats (transcoding) and costs of the extra storage, power, air conditioning, staff and facility space required by competitive offerings. The solution is playerless and does not rely on third party plug-ins.

Play MPE®

Play MPE® is a digital delivery service for securely moving broadcast quality audio, video, images, promotional information and other digital content securely through the internet. The system is currently used by the recording industry for transferring pre-release broadcast quality music, radio shows, and music videos to trusted recipients such as radio stations, media reviewers, VIP's, DJ's, film and TV personnel, sports stadiums and retailers. The system replaces the physical distribution (mail, courier or hand delivery) of CD's. The financial model is transaction based, where the price per delivery varies with the number of songs and videos in the package.

More than 1,000 record labels, including all four major labels (Universal Music Group, Warner Music Group, EMI and Sony), are regularly using Play MPE® to deliver their content to radio.

Each distribution is initiated by our customers, who "encode" the content and enter the appropriate data. Our software has a tiered permissions based access allowing our clients to assign varying rights, capabilities and responsibilities to different members of their staff. For example, some customer staff may manage assets (album cover imagery, music videos, the raw music, promotional information and other meta data), while others manage hierarchical permission based lists of recipients. Larger labels are normally structured into label groups, each with their own labels with varying access (permissions) to various subsets of the master recipient lists.

The release dates for music can be dependent on the territory and, where administrative settings permit, local promotions staff will generate a localized distribution of the song with modified marketing information in the local language. Local staff will select pre-existing assets from the system and combine them together with local recipient lists to form a "send". Our customers also choose the level of access for the recipients assigned to the release by designating whether the release can be streamed, downloaded, exported into an unlocked digital format or burned to a CD.

While many clients are set up to manage and upload recipient lists, most rely on the proprietary Play MPE® network, which is quickly becoming a valuable asset to the industry. Destiny staff manage lists of recipients in various formats and those lists are available in the encoder to be selected. The Play MPE® system provides Play MPE® staff with the feedback and resources necessary to manage and maintain this network of recipients which is not available with physical distribution or smaller competitors.

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

All exported songs are marked in real time with Destiny's patent pending watermark technology. Songs that appear on the internet are scanned by the International Federation of the Phonographic Industry's ("IFPI") for our watermark. Headquartered in London, UK, the IFPI is the organization that represents the interests of the recording industry worldwide and one of its missions is to safeguard the rights of record producers. IFPI web crawlers visit torrents, peer to peer networks and websites searching for unauthorized content. When problem files are identified, the IFPI software looks for Destiny's watermark in the content to identify the originating source. If a mark is found, Destiny's server and the originating label are automatically contacted so that recipient can be disabled from the system and appropriate action can be taken against the individual to hold that recipient accountable for the unauthorized distribution.

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

Real time usage statistics for Play MPE® are available at: http://tinyurl.com/2dyb7ao

The Play MPE® solution is protected by three granted and seven pending patents.

Clipstream® Legacy

Clipstream® is an innovative "instant play" solution for playback of streaming audio and streaming video. Unlike Flash, Windows Media Player or Quicktime, Clipstream requires no installed player to play back the content. The Clipstream® software suite enables audio or video content to be "streamed" so that the media plays instantly and automatically when the user initiates playback. Creating streaming video content with other technologies can be a complicated process and in many cases, users are required to purchase and maintain streaming servers. With Clipstream®, content owners simply encode the content into the Clipstream® format, then upload to an existing website.

Clipstream® encoded content plays instantly in most cases, without requiring the user to download CODECS or player software. This results in a much higher play rate for site owners and because there is no player executable, users are not exposed to viruses, trojan horses or unstable code that could crash their computer or spy on them.

Market research professionals often use videos and imagery to describe a product or to preview a potential movie trailer or advertisement that may or may not air. Often, the content of the video is sensitive or confidential. Destiny offers a solution that secures the content so that it will only play from an authorized domain, blocks screenscraper programs (programs which are able copy screen displays) and and can dynamically watermark the content with the viewer's identity therefore protecting the content from being recorded and leaked by that viewer. Destiny's clips are incorporated into online surveys where the high penetration and play rate ensure the maximum number of high value survey participants are able to view the video.

The Clipstream® survey solution (http://www.surveyclip.com/ ) is well suited to the market research vertical. Market research companies have embraced the technology for internet based video surveys and Destiny has become a long time member and sponsor of CASRO (http://www.casro.org/).

Clipstream® Generation 2

During the year, the company released a working prototype of a new disruptive second generation streaming video technology. The Company is continuing development with a goal of launching this product commercially in fiscal 2013.

We launched our first streaming product in 1995 and the first generation of Clipstream® in 1999 and have come to understand the needs of our customers and this solution is expected to address all of those needs. One of the most challenging aspects of serving video is that with streaming servers, each viewer typically gets their own dedicated stream, which uses up hardware and bandwidth resources. Most large providers outsource this hosting to content delivery networks. An Accustream 2012 report estimates current annual spending on content delivery networks at $3 billion. Another challenge is that there is no standard format for streaming video on the net, so customers are required to convert the videos (transcode) and store multiple copies of each video. A 2007 report by Frost and Sullivan estimated that the annual transcoding spend would be $1.6 billion by 2014. A third concern expressed by publishers is that for player based solutions, it is common for up to 15% of the customers to not be able to see the video, because their player plug-ins are configured incorrectly or are not the latest version. Finally, competing solutions, such as HTML 5 video, support only unencrypted video playback, making it difficult for content owners to secure and monetize their content.

Our new solution addresses all four of these concerns directly, using internet standards:

1.

While other solutions can stream content using HTTP progressive download, it is not the typical way of providing video, especially with content that is likely to receive a lot of views. By contrast to a streaming server solution, such as Flash, Clipstream® streams can be reused. Recipient ISP's automatically make local copies of popular content (caching) to save themselves the cost of connecting to the host server for future accesses to that content. Because Clipstream is part of the web page, the streams of popular content are also cached at the local ISP, producing dramatic bandwidth savings at the host ISP. It has been estimated that using Clipstream reduces bandwidth costs by more than 90%. This allows the host to reach up to one hundred times as many viewers with the same infrastructure, while providing a better experience to the audience, because the content is “closer” in terms of latency. Because of this efficiency, publishers can either host themselves on their own corporate web server or reduce their reliance on content delivery networks.

2.

We will provide encoder software which will convert video from any standard input format into our proprietary format. Once converted, the publisher can upload the video to any brand of web server and it will play back directly on web browsers on a wide variety of devices and computers. Our solution eliminates the need for transcoding completely.

3.

We provide the publisher with text based player code, which they can cut and paste into their web page. This code directs the browser on how to decode and play back the content. It handles flow control, aspect ratios, bit rates, image quality and frame rate, etc. Because this code is written in the HTML 5 format, it will play on almost any browser that supports the standard properly, achieving a nearly 100% play rate on desktops, laptops, smart phones, tablets, e-book readers and internet enabled TV's. Viewers are not required to download or configure player plug-ins.

4.

Our solution will allow publishers to lock video content to only play from authorized source URL’s, it will enable watermarking of the content and it will be possible to encrypt streams to only play on authorized computers.

The solution is protected by seven pending US patents, drawing on a priority date of August 2011. The Company intends to file analogous patents in all major jurisdictions.

BUSINESS DEVELOPMENT

In August 2011, the Company received approval for its shares to trade on the OTC market’s OTCQX tier.

MPE®

In 2012, annual revenue was $3,983,789 with over 95% of our revenue from Play MPE®.

At the request of the major record labels, we have been developing a new suite of player software to replace our existing player solutions. A team of developers began development on this major initiative in 2010, with a goal to expand usage. Demand for the new player suite was driven by a need to better accommodate new geographies and new recipient types, such as press. This new suite of players was designed with the cloud concept in mind to reflect the way our users are accessing the system. Whether at their main PC, on the road, at their home office or using one of the Play MPE® mobile apps, their experience will be consistent. Account-wide features like flags, notes, streaming playlist and usage history have been introduced. Some of the other new features are: improved player controls, one-click playback from alert emails and one-step downloading, improved and expanded account settings and the ability to choose themed skins.

In May 2012, Windows, Mac and browser based software began rolling out to users on an optional basis. Android, Blackberry, tablet, iPhone and iPad versions are under development and are expected to launch beginning this fall. These applications are available in twenty seven languages and the new software is less focused on radio. We expect that when the roll out is complete in the new year, we will be able to increase usage to new geographies and to new recipient types.

We have also customized the way the system works to be compatible with German privacy and spam laws and we have modernized the player interface to appeal to journalists and other recipients who prefer a quicker “one click” experience over the extensive features in a player application. Non-radio markets are much larger than radio and will be a focus for future growth. The new system also integrates more closely with back end solutions, such as with the labels' video repositories.

We have also started R&D with an experimental service to enable consumers to access pre-release content prior to that content being made available for sale. We have been in discussions with certain labels about the viability of launching this concept commercially.

Some highlights for the year include:

September 7-9, 2011	Christian Music Broadcasters Momentum Conference in Orlando, Fla.
September 9-12, 2011	Canadian Country Music Association Industry Awards, Toronto, Ontario
October 19-22, 2011	CMJ Music Marathon, New York, NY
February 21-25, 2012	Country Radio Seminars in Nashville, Tennessee
March 9-18, 2012	South by Southwest Music and Media Conference in Austin, Texas.
March 21-25, 2012	Canadian Music Week in Toronto, Canada
April 27-28, 2012	Worldwide Radio Summit, Los Angeles, California
July 18-20, 2012	Midwest Conclave Learning Conference, Minneapolis, Minnesota
August 7-10, 2012	FMQB Triple A Convention, Boulder Colorado

Clipstream® Legacy

The sales focus for Clipstream® was to manage legacy license sales and to focus on expanding usage in the market research niche where the product has become a standard for secure video questionnaires. Because of the cost of acquisition of a survey participant and the sensitivity of the content, the high play rate and security of the Clipstream® solution is critical.

The Company continues to invest only minimally into sales and marketing until the new disruptive second generation Clipstream® technology is ready to launch.

Some highlights for the year include:

Nov. 8-9, 2011	Council of American Survey Research Organization Technology Conference, San Diego, California
Nov 7–9, 2011	Streaming Media West, Los Angeles
May 30-31, 2012	Council of American Survey Research Organization Technology Conference, New York, NY
June 4-6, 2012	Marketing Research Association Annual Conference & Expo in San Diego, CA.

Significant Customers

During the year ended August 31, 2012 and 2011, revenue earned from three customers represented 64% of our gross revenue.

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

Proprietary server software at each location monitors programs running at the other locations. This software is able to remotely diagnose and reboot applications when that can resolve the problem and notify our staff by text message when it can't. Any one location can fail and the other locations will reliably continue to provide the service.

Research and Development

Total research and development expenditures for the year ended August 31, 2012 were $1,889,450 (2011: $1,563,690).

COMPETITION

MPE®

Play MPE® has the largest market share of a relatively new market and a network effect entrenches the system as it is difficult for any one user to switch to an alternative without the entire industry switching. The nature of digital music distribution favors a monopoly service where there is one location where recipients can access content from labels around the world.

Play MPE® has several advantages over physical distribution (mail, courier or hand delivery) of manufactured CD's. Digital distribution through Play MPE® is faster, less expensive, more reliable, more secure, provides additional real time and more accurate reporting of usage, provides a great deal of added functionality and provides the error free and automatic transmission of "meta data". Meta data includes International Standard Recording Codes (ISRC) – which is a standard code for uniquely identifying sound recordings and music video recordings - song and artist names, beats per minute, release and impact dates, etc. The automatic transmission of this meta data reduces the time required for manual data entry into radio automation software on the receiving side and eliminates inaccuracies in royalty reporting.

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

Play MPE® integrates with Wide Orbit Automation for Radio, Powergold Music Scheduling, various product offerings from OMT and supports Broadcast Electronic's Audio Vault.

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
• Range available offers trade off between audio quality and reliability
• Longer implementation required
• Does not survive on air broadcast, conversion to new formats, compression or filtering
		• None known to be integrated with the IFPI	Unique individual watermarking not available.
Cost	Estimated to be approximately 80% savings over physical	Unknown range	Costs generally include: • mail or courier charges • manufacture of CD • address label, packaging, • list maintenance
Streaming Reporting Player Versions and capabilities	Instant, Clipstream® powered
Real time
• PC
• Mac and,
• iPhone player versions including the following proprietary software features:
• encrypted audio playback,
• drag and drop play lists,
• integrated CD burning,
	• export to other formats	3rd party players and codecs. None to real time Required 3rd party players which require correct version and association information.	Not applicable None Labor intensive process to encode into a digital format at radio to integrate into radio automation and reporting software systems
Portability	No Player required “Play MPE Direct to Web” supports playerless streaming and download from any web browser	Websites require installation of a third party media player and authentication agents	Portable.

Meta Data	Fingerprinting, photos, video, PDF’s, Data (ISRC codes, intro times, beats per minute, etc.) exported into radio automation system/software. Exclusive integration with RCS Sound Software – the world’s leading radio scheduling software provider.	Artist name, title, label, compatible with only one automation system.	Radio must manually input “meta data” requiring more labor and leading to errors causing errors in royalty reporting.
Formats	CD, WAV, MP2, MP3, AAC, WMA	MP3, WMA, WAV	CD
Players	Windows, Mac, PC, Browser, Android, iPhone, Blackberry, iPad, tablet	Typically browser based only	CD

Clipstream®

Historically, the most common way to get streaming video was through player based solutions, such as Flash, Windows Media Player and Quicktime. Video would be typically hosted on one or more streaming servers, which would be referred to indirectly by the web page on the web server. When the web page loaded, the streaming server that matched the browser and device of the viewer would be used to embed the video into the page.

This had the notable disadvantage that users were required to maintain and update player plug-in software. This could be difficult for novice users and users that didn't have administrative rights and sometimes upgrading the plug-in wasn't possible without also upgrading the operating system. It was common for up to 15% of users to be unable to see the video. For applications such as advertising, those lower play rates meant lower revenues for the site owner running the ads.

The most dominant format in the last few years has been Flash from Adobe, but earlier this year, Adobe announced that they would no longer be supporting Flash for smart phones. In addition, prominent devices, such as the iPhone and iPad do not support Flash.

Web pages are in the hypertext markup language format (HTML) and the latest standard, supported by browsers released in the last few years is HTML 5. It supports a new <video> tag which enables browsers to natively play video without a player plug-in. The issue is that different browsers support different formats. Site owners still have to encode their video in multiple formats to reach all computers and devices (transcoding). They would list the formats that are available in the video tag and the browser would choose one to play back.

As an example, video uploaded to Youtube would be transcoded into H.264, Web M and Flash and three versions of the video in these three separate formats would need to be stored. An HTML 5 compliant browser would choose one of those formats to play back.

By comparison, Clipstream® uses features only available in HTML 5 compliant browsers, but not the <video> tag.

Flash and H.264 are the most widely supported formats, but H.264 is going to be phased out when H.265 launches in 2013. Both H.264 and H.265 are protected by over one hundred patents and use of these formats requires payment of patent fees to the consortium (http://www.mpegla.com). Other open source formats, such as Web M and Ogg Theora are likely to become more popular over time.

All of these formats are likely to be used extensively and competitively, but they all have the disadvantage that they are not cross platform. We are not aware of another solution that doesn't require a streaming server or streaming player plug-in, but that plays on all HTML 5 compliant browsers on desktops, laptops, smart phones, tablets and Internet enabled TV's.

We believe that if granted, our seven patents will protect the techniques that we are using, so that no other competitor could offer a similar solution.

The other major concern with HTML 5 video is that it doesn't support digital rights management. The streaming formats that browsers would natively access are unencrypted formats and there is no easy way to stop users from downloading the streaming files that the <video> tag points to. By contrast, Clipstream® content can be locked to only play from authorized URL's and it can be watermarked. Because it can be hosted on the corporate web server rather than third party content delivery networks, the authentication system and the streaming can lie on the same server. Streams can be provided that will only play on the specified, authorized viewer computer that had just been previously authenticated.

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

  Clipstream® plays on any JavaScript and HTML 5 enabled device, so playback is not restricted to computers. This cross platform approach means the same object will work for any browser on any brand of computer or device at any bitrate. (An autodetect procedure automatically delivers the highest possible stream quality).

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

Operating expenses increased slightly to $3,264,111 for the year ended August 31, 2012 from $3,209,630 for the year ended August 31, 2011 while our revenue decreased slightly to $3,983,789 for the year ended August 31, 2012 from $4,007,230 for the year ended August 31, 2011. Our ability to maintain profitability is conditional upon our ability to control our operating expenses. While we have been successful in containing our operating expenses, there is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

If we are not successful in legal proceedings against us, then our business and financial condition could be adversely affected.

We are currently party to a claim against the Company, as described in Item 3 of Part I under the heading “Legal Proceedings”. If we are not successful in this legal proceeding and are forced to make payments of damages to the plaintiffs, then our business and our financial condition would be adversely affected.

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

Our ability to manage growth.

Should we be successful in the sales and marketing efforts of our software products, we will experience significant growth in operations. If this occurs, management anticipates that additional expansion will be required in order to continue our product development. Any expansion of our business would place further demands on our management, operational capacity and financial resources. We anticipate that we may need to recruit qualified personnel in all areas of its operations, including management, sales, marketing, delivery, and software development. There can be no assurance that we will be effective in attracting and retaining additional qualified personnel, expanding its operational capacity or otherwise managing growth. In addition, there can be no assurance that our current systems, procedures or controls will be adequate to support any expansion of our operations. The failure to manage growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None

ITEM 2.          PROPERTIES

Our head office is located in leased premises at Suite 750, 650 Georgia Street, Vancouver, British Columbia, Canada V6B 4N7. Our principal business operations are carried out from head office. Our leased premises consist of approximately 5,792 square feet. We pay rent of approximately $19,780 Canadian (equal to approximately $20,000 US) per month. The lease expires October 30, 2013. We consider our leased premises adequate for our current business purposes.

The Company owns proprietary algorithms, source code, web domain addresses, patents, trademarks and other intellectual property.

Patents

1. Digital Locking "Digital Media Distribution Method and System"
     (US Patent No. 7466823)

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

2.	Watermarking "Methods for Watermarking Media Data"
	a.	US Patent No. 7983441
	b.	Japanese patent application No. 2009-532655 approved and pending grant.
	c.	Pending Canada, Europe

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

3.	Watermarking "Methods for Watermarking Media Data" a. US Patent No. 8300885

4.	Cross Platform Streaming Video “Script Based Video Rendering” (pending USA, International)

There are seven US patent applications surrounding this technology. This solution enables publishers to serve streaming video from their web site without the need for a separate streaming server. The solution will play instantly in all recent browsers, including mobile devices, without the need for a separate video player.

Registered Trademarks

Clipstream®
Granted: USA, Canada, Japan, Israel, European Community, China
Pending: Australia

Play MPE®
Granted: Japan, USA, Canada, European Community, China
Pending: Australia

MPE®
Granted: Japan, USA, Canada, European Community
Pending: Australia

Sonox Digital®
Granted: Japan, China, European Community
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

a)

On June 10, 2011, the Company commenced proceedings in the Federal Court of Australia against Shooting Star Picture Company Pty Ltd, Peter Skillman and D-Star Music Delivery Pty Ltd. (collectively the “respondents”). The Company alleged various claims against the respondents including, breach of contract, misleading and deceptive conduct, breach of fiduciary duties, and breach of confidence.

On March 5, 2012, the Company reached a settlement with the respondents whereby the respondents will pay $825,000 AUD (US $858,194) to the Company over the course of 72 months. The unpaid balance will attract interest of 10.25% per annum compounded monthly for total payments of approximately $1,083,000 AUD (US $1,118,000). The respondents are mutually and severally liable and the payments are secured by a registered charge against real estate located in Australia. Additionally, the respondents have agreed not to approach various clients of the Company.

The settlement amount receivable has been accrued in the financial statements as of August 31, 2012.

b)

On August 12, 2009 the Company received a statement of claim for wrongful dismissal for approximately $181,000 ($180,000 CDN) plus an award of stock options and unspecified damages. On April 16, 2012, the Supreme Court of British Columbia dismissed the claim in its entirety and awarded costs to the Company. The Company recovered approximately CDN$30,000 in costs from the plaintiff and recorded this amount as a recovery to general and administrative expenditures during the year ended August 31, 2012.

c)

On November 8, 2011, the Company was served with a Notice of Civil Claim in the Supreme Court of British Columbia from Noramco Capital Corporation for $100,000 plus interest. The claim asserts that the Company has repudiated a subscription agreement entered into in, or around, August 2000. Management believes the claim is without merit and that the likelihood that the outcome of this matter will have a material adverse impact on its result of operations, cash flows and financial condition of the Company is remote. The Company has filed a counterclaim for damages arising from a proposed private placement in 2000 which did not close. The Company alleges that the beneficial owner of Noramco was a partner in the firm that was leading the proposed financing.

d)

Destiny had commenced two outstanding Canadian lawsuits (Federal Court of Canada Court File No. T- 413-06 and Ontario Superior Court Ontario Court File No. 07-CV-38068 as a result of certain activities undertaken by Yangaroo Inc., a Canadian competitor (“Yangaroo”). Destiny was a defendant by counterclaim. A third lawsuit was launched in the United States (US District Court for the Eastern District of Wisconsin Green Bay Division Case No. 1:09-CV-00462), in which Destiny was defendant. The US District Court lawsuit had previously dismissed Yangaroo’s claim in its entirety with the dismissal upheld on appeal during 2011.

On June 17, 2011 Destiny entered into a settlement agreement (the “Settlement Agreement”) with Yangaroo to settle all outstanding litigation. Pursuant to the Settlement Agreement, Yangaroo paid Destiny a lump sum amount totaling $606,540 ($600,000 Canadian Funds). The settlement payment was received and recorded during the year and has been credited against legal fees included in general and administrative expenses during the year ended August 31, 2011.

As part of the settlement Destiny also acquired a cost and royalty free, non-exclusive, worldwide, irrevocable, license to two patents held by Yangaroo (US Patent No. 7,529,712 and Canadian Patent No. 2,407,774). No value was assigned or recorded to the licenses to Yangaroo’s patents. Each party has agreed not to make any claim for costs against the other party.

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable

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

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol DSNY. The first day on which the Company’s shares were traded under the stock symbol DSNY was June 26, 2000. On August 18, 2011, Destiny Media began trading on the OTC market’s tier OTCQX. The high and the low trading prices for our shares for each quarter of the last two fiscal years were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2011	$0.47	$0.32
2nd Quarter 2011	$0.45	$0.30
3rd Quarter 2011	$0.42	$0.30
4th Quarter 2011	$0.47	$0.30
1st Quarter 2012	$0.49	$0.33
2nd Quarter 2012	$0.85	$0.37
3rd Quarter 2012	$0.96	$0.53
4th Quarter 2012	$1.06	$0.70

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Our shares have traded on the TSX Venture Exchange under the symbol “DSY” since October 12, 2010.

Holders of Common Stock

As of November 29, 2012 our shareholders’ list for our common stock showed 71 registered stockholders and 52,118,572 shares of our common stock outstanding.

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

Recent Sales of Unregistered Securities

During the year ended August 31, 2012, 557,500 common shares were issued for a cash exercise of 557,500 warrants at $0.50 for proceeds of $278,750. Also, 5,249,750 warrants exercisable at $0.50, 352,118 warrants exercisable at $0.40, 330,000 warrants exercisable at $0.70 and 350,000 warrants exercisable at $0.22 were cashless exercised resulting in the issuance of 1,021,702 common shares.

During the year ended August 31, 2012, 110,000 share purchase options exercisable at $0.50 were cashless exercised resulting in the issuance of 51,793 common shares. Of this total, 24,225 were issued during at August 31, 2012 and 27,568 were issued subsequent to August 31, 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 28, 2011, the board of directors authorized a second program to repurchase up to 2,500,000 shares of the Company’s common stock at a maximum share purchase price of $0.80 per share. The Company did not repurchase any shares during the fourth quarter of fiscal 2012. The board approved stock repurchase program ran through until June 30th, 2012.

OTHER INFORMATION

None.

ITEM 6.          SELECTED FINANCIAL DATA

			Fiscal Year
	2012	2011	2010	2009	2008
	(Expressed in US dollars, except per share amounts)
Continuing Operations:
Service revenue	$3,983,789	$4,007,230	$3,771,382	$2,560,447	$1,578,888
Income (loss) from continuing operations	719,678	797,600	689,062	44,781	(2,404,933)
Net income (loss)	563,003	638,508	1,686,073	610,831	(2,293,178)
Net income (loss) per common share, basic and diluted	$0.01	$0.01	$0.03	$0.01	$(0.05)

Balance Sheet:
Working capital	$1,641,032	$1,354,115	$976,139	$658,673	$(192,772)
Total assets	3,793,002	3,058,137	2,578,817	1,425,944	661,437
Long-term liabilities	-	-	3,745	13,987	100,000
Stockholders’ equity (deficit)	3,280,935	2,405,865	2,059,369	790,934	(132,609)

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED AUGUST 31, 2012

Revenue

Total revenue for the declined slightly from fiscal 2011 to $3,983,789 (2011 - $4,007,230), a decrease of less than 1%. Fourth quarter revenue increased to $941,426 (fourth quarter fiscal 2011 - $933,047).

Revenue from the Play MPE® system currently represents 96% of our total revenues. Play MPE® access fee revenue was $3,819,576 (2011 - $3,831,025) for the year ended August 31, 2012. This decrease was largely attributable to the application of a one-time minimum annual fee applied during the comparative period to one customer, offset by a 20% growth in revenue from independent labels in the United States and a growth in revenues from Europe. European revenue is currently concentrated in the United Kingdom and the Scandinavian countries.

Approximately 42% of our Play MPE® revenue is denominated in Euros for the year ended August 31, 2012. Play MPE® revenue from Europe for the year ended August 31, 2012 reached $1,617,015 (2011 - $1,415,797) representing an increase of 14%. Approximately 54% of Play MPE® revenue is denominated in US Dollars and 4% of Play MPE® revenue is denominated in Australia Dollars for the year ended August 31, 2012.

Play MPE® is the world leader in an evolving business which is transforming the way record labels distribute pre-release music. We have seen the transition from traditional distribution methods to Play MPE® begin gradually and the growth seen in prior years has continued into 2012 through existing clients, and through new clients in new geographic areas and includes; a 20% increase in North American independent record label revenue and 14% growth in European revenue, of which 3% is attributable to independent record labels and the remainder is attributable to growth from our major record label clients in Europe.

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

Real time usage statistics for Play MPE® are available at: http://www.plaympe.com/v4/company/plaympestats.php

Approximately 4% of our revenues are derived from sales of our Clipstream® software which declined from the previous year by 6%. This reflects a management strategy of focusing sales, marketing and support resources on MPE® until the new automated system for Clipstream® is available.

Radio Destiny sales represents less than 0.1% of our total revenue.

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

Our total operating expenses for the year increased by 2% to $3,264,111 from $3,209,630. The majority of this increase was due to higher salaries and wages, which is due in part to additional staff for research and development, technical support, and salary adjustments.

General and administrative	31-Aug	31-Aug	$	%
	2012	2011	Change	Change
	(12 months)	(12 months)
Wages and benefits	$382,467	$365,960	16,507	4.5%
Rent	36,414	40,601	(4,187)	(10.3%	)
Telecommunications	18,136	18,757	(621)	(3.3%	)
Bad debt	(986)	8,381	(9,367)	(111.8%	)
Office and miscellaneous	368,212	221,578	146,634	66.2%

Professional fees	(216,512)	108,595	(325,107)	(299.4%	)
	$587,731	$763,872	(176,141)	(23.1%	)

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The increase in office and miscellaneous costs is related to increased expenditures on investor relations activities.

The decrease in Professional fees is described in the following table.

	31-Aug	31-Aug	$	%
	2012	2011	Change	Change
	(12 months)	(12 months)
Professional fees
Litigation costs	$574,329	$528,086	46,243	8.8%
Other professional fees	87,167	187,049	(99,882)	(53.4%	)
Recoveries	(878,008)	(606,540)	(271,468)	44.8%
Sub-total	$(216,512)	$108,595	(325,107)	(299.4%	)

Our litigation costs primarily consisted of fees associated with an Australian claim against a former marketing representative and a wrongful dismissal claim from a former employee. Both of these legal claims were successfully resolved during the year and we expect our legal costs will dramatically decrease moving forward. Prior year costs were associated with litigation against a competitor in Canada which was also successfully resolved in fiscal 2011.

Sales and marketing	31-Aug	31-Aug	$	%
	2012	2011	Change	Change
	(12 months)	(12 months)
Wages and benefits	$417,907	$404,971	12,936	3.2%
Rent	38,690	43,139	(4,449)	(10.3%	)
Telecommunications	19,269	19,929	(660)	(3.3%	)
Meals and entertainment	12,914	11,619	1,295	11.1%
Travel	72,957	59,035	13,922	23.6%
Advertising and marketing	135,987	285,036	(149,049)	(52.3)%
	$697,724	$823,729	(126,005)	(15.3)%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The decrease in advertising and marketing is mainly due to the termination of partnership with the former marketing representative.

Research and development	31-Aug	31-Aug	$	%
	2012	2011	Change	Change
	(12 months)	(12 months)
Wages and benefits	$1,637,437	$1,340,956	296,481	22.1%
Rent	155,899	148,772	7,127	4.8%
Telecommunications	77,645	68,730	8,915	13.0%
Research and development	18,469	5,232	13,237	253.0%
	$1,889,450	$1,563,690	325,760	20.8%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase is mainly due to increased staffing, increased salaries and wage costs, consulting requirements due to an increased ongoing investment in building out the functionality of our Play MPE® (which accounts for over 95% of our revenue) and the development of our cross platform streaming video prototype.

Costs associated with the above do not meet the criteria for capitalization and, thus, are charged to expense as incurred.

Depreciation and Amortization

Depreciation and amortization expense arose from fixed assets and other assets. Depreciation and amortization increased to $89,206 for the fiscal year ended August 31, 2012 from $58,339 for the fiscal year ended August 31, 2011, an increase of $30,867 or 53% as a result of the development of new Play MPE® applications and applications made for various patents and trademarks.

Other earnings and expenses

Other income increased to $4,458 for the year ended August 31, 2012 from $3,091 for the year ended August 31, 2011, an increase of $1,367.

Interest income increased to $48,052 for the year ended August 31, 2012 from $11,508 for the year ended August 31, 2011, an increase of $36,544. This is a result of interest income earned on the amount receivable pursuant to the litigation settlement.

Interest expense increased to $1,185 for the year ended August 31, 2012 from $691 for the year ended August 31, 2011, an increase of $494.

Income Taxes

Our provision for income tax expense for the year ended August 31, 2012 is $208,000 compared to $173,000 in 2011. The Company pays no current income tax as a result of various tax deductions available to the Company.

During the year ended August 31, 2012 the Company recorded income tax expense of $208,000 to recognize the utilization of these various tax deductions during the year to reduce taxable income. The Company realized a net increase to tax assets of $172,000 in 2012 mostly relating to the realization of input tax credits related to prior year's scientific research and development returns filed during 2012.

The Company is subject to United States federal and state income taxes at an approximate rate of 34% (2011 - 34%) and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 25.5% (2010- 27.3%). The effective tax rate of 27.0% in 2012 is slightly higher than our expected blended tax rate of 26% due to an increase in certain expenses in Canada that are not deductible for Canadian income tax purposes. Our effective tax rate could fluctuate due to the valuation of our deferred tax assets, or by changes in tax laws, regulations, and accounting principles.

As at August 31, 2012 the Company had deferred tax assets of $947,000 (August 31, 2011 - $1,155,000) which includes the value of benefits from deductions associated with non-capital losses, depreciable assets, and investment tax credits. The Company will continue to evaluate the realizability of deferred tax assets yearly by assessing the need for and amount of a valuation allowance.

Income

During the year ended August 31, 2012, operating income decreased by 10% to $719,678 (August 31, 2011 –$797,600). Net income was $563,003 (August 31, 2011 –$638,508). We had a 7% decrease in North American revenues, mostly due the application of a one-time minimum annual fee applied in the prior year to one of our major record label clients. This was mostly offset by a 20% increase in North American independent record label revenue, and a 14% growth in European revenues, including a 3% increase in European independent record label clients.

During the year, there was a net recovery of litigation costs of approximately $304,000, compared to a net recovery of approximately $78,000 in 2011.

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

	31-Aug	31-Aug
	2012	2011
Net income	$563,003	$638,508
Interest income and expenses	(46,867)	(10,817)
Deferred income tax expense (recovery)	208,000	173,000
Depreciation and amortization	89,206	58,339
Stock based compensation	42,797	8,983
Adjusted EBITDA	$856,139	$868,013

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $1,275,423 as at August 31, 2012 compared to cash of $1,238,173 as at August 31, 2011. We had a working capital surplus of $1,641,032 as at August 31, 2012 compared to $1,354,115 as at August 31, 2011. The increase in our working capital was mainly due to increased accounts receivable balance and an increase in the current portion of the long term receivable associated with the settlement of litigation during the year.

Cash Flows

Net cash generated in operating activities was $22,612 for the year ended August 31, 2012, compared to $1,139,070 for the year ended August 31, 2011. Although our revenue was consistent with 2011, the decrease is mainly due to an increase accounts receivable, a decrease in accounts payable, and an increase in a long term receivable arising from the settlement of litigation during the year, the proceeds of which are being received over a period of several years. As of the date of this report, we have collected approximately 90% of the accounts receivable balance at August 31, 2012.

The cash used in investing activities was $231,581 for the year ended August 31, 2012, compared to $63,289 for the year ended August 31, 2011. The increase is attributable to the development of new Play MPE® applications and applications made for various patents and trademarks related to our cross platform streaming video prototype.

Net cash provided by financing activities was $255,760 for the year ended August 31, 2012 compared to net cash used of $362,305 for the year ended August 31, 2011. The increase is mainly the result of proceeds received from the exercise of warrants and the halt of the share buyback program in fiscal 2012.

We expect our current cash balance as well as cash expected to be generated from operations during fiscal 2013 will provide sufficient funds during the fiscal year end of August 31, 2013. We are encouraged by our revenue growth in fiscal 2012 relating to independent labels in North America and or revenue growth in Europe as new and existing record label clients incorporate Play MPE® into their work flow.

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

Income Taxes

Deferred income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted income tax rates by tax jurisdiction at each balance sheet date. Deferred income tax assets also result from unused loss carry-forwards and other deductions. The valuation of deferred income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated realizable amount. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, and current and enacted tax legislation and other temporary differences between book and tax accounting to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. There is a risk that management estimates for operating results could vary significantly from actual results, which could materially affect the valuation of the future income tax asset. Although the Company has tax loss carry-forwards and other deferred income tax assets, management has determined certain of these deferred tax assets do not meet the more likely than not criteria, and accordingly, these deferred income tax asset amounts have been partially offset by a valuation allowance as disclosed in Note 6 of our consolidated financial statements.

If management's estimates of the cash flows or operating results do not materialize due to errors in estimates or unforeseen changes to the economic conditions affecting the Company, it could result in an impairment adjustment in future periods up to the carrying value of the deferred income tax balance of $947,000.

Contingencies

As discussed in Part I, Item 3 of this Form 10−K under the heading "Legal Proceedings" and in Note 9 "Contingencies" in Notes to Consolidated Financial Statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In accordance with US GAAP, the Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management's opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued Accounting Standards Update 2010-13, "Compensation – Stock Compensation (Topic 718)". The objective of this Update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Specifically, an employee share-based payment award denominated in a currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance or service condition and therefore would not classify the award as a liability if it otherwise qualifies as equity. This guidance became effective for the Company commencing September 1, 2011 and did not have a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” or ASU No. 2011-04. ASU No. 2011-04 is the result of the continuing convergence projects between the FASB, and the International Accounting Standards Board to create a common set of high quality global accounting standards. The amendments in ASU No. 2011-04 explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish standards or affect valuation practices outside of financial reporting. This standard became effective for any interim period beginning after December 15, 2011 and the impact of the adoption has been disclosed as Fair Value Measurement in the “summary of significant policies.”

Accounting Standards Not Yet Effective

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income (Topic 220)”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect that the adoption of this standard on September 1, 2012 will have a material impact on its consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011—5 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect that the adoption of this standard on September 1, 2012 will have a material impact on its consolidated financial statements.

Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the year, net fluctuations in the value of the Australian dollar and Euro relative to the US dollar compared to 2011 had an adverse impact on the Company and resulted in an approximately $100,000 decrease in revenues reported. The effect of the weaker Canadian dollar in 2012 had a positive impact on the Company and resulted in an approximately $60,000 decrease in operating expenses during 2012 compared to 2011.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Audited Consolidated Financial Statements for the Year Ended August 31, 2012:

1.	Report of Independent Registered Public Accounting Firm – BDO Canada LLP

2.	Consolidated Balance Sheets as at August 31, 2012 and 2011;

3.	Consolidated Statement of Operations for the Years Ended August 31, 2012 and 2011;

4.	Consolidated Statement of Changes in Stockholders' Equity for the Years Ended August 31, 2012 and 2011;

5.	Consolidated Statement of Cash Flows for the Years Ended August 31, 2012 and 2011;

6.	Notes to Consolidated Financial Statements.

Consolidated Financial Statements

Destiny Media Technologies Inc.
August 31, 2012 and 2011
(Expressed in United States dollars)

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders
Destiny Media Technologies Inc.
Vancouver, Canada

We have audited the accompanying consolidated balance sheets of Destiny Media Technologies Inc. (the “Company”) as of August 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destiny Media Technologies Inc. at August 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended August 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ “BDO CANADA LLP”

Chartered Accountants

Vancouver, Canada
November 28, 2012

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS

As at August 31	(Expressed in United States dollars)

	2012	2011
	$	$

ASSETS
Current
Cash and cash equivalents	1,275,423	1,238,173
Accounts receivable, net of allowance for
doubtful accounts of $6,053 [2011 – $23,513]	440,053	385,629
Other receivables	48,508	62,779
Current portion of long term receivable [note 3]	104,056	—
Prepaid expenses	27,059	23,583
Deposits	—	10,223
Deferred tax assets – current portion [note 6]	258,000	286,000
Total current assets	2,153,099	2,006,387
Deposits	37,847	38,349
Long term receivable [note 3]	625,098	—
Property and equipment, net [note 4]	287,958	144,401
Deferred tax assets – long term portion [note 6]	689,000	869,000
Total assets	3,793,002	3,058,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	199,930	293,552
Accrued liabilities	250,623	311,797
Deferred leasehold inducement	5,843	4,934
Deferred revenue	55,671	37,954
Obligation under capital leases	—	4,035
Total liabilities	512,067	652,272

Commitments and contingencies [notes 7 and 9]
Stockholders’ equity
Common stock, par value $0.001 [note 5]
Authorized: 100,000,000 shares Issued and outstanding: 52,091,004 shares [2011 – issued 50,612,507 and outstanding 50,487,577 shares]	52,091	50,613
Additional paid-in capital	9,008,957	8,758,044
Shares held for cancellation	—	(50,076)
Accumulated Deficit	(6,013,030)	(6,576,033)
Accumulated other comprehensive income	232,917	223,317
Total stockholders’ equity	3,280,935	2,405,865
Total liabilities and stockholders’ equity	3,793,002	3,058,137

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended August 31	(Expressed in United States dollars)

	2012	2011
	$	$

Service revenue [note 10]	3,983,789	4,007,230

Operating expenses
General and administrative [notes 9a and b]	587,731	763,872
Sales and marketing	697,724	823,729
Research and development	1,889,450	1,563,690
Depreciation and amortization	89,206	58,339
	3,264,111	3,209,630
Income from operations	719,678	797,600
Other income (expenses)
Interest income	48,052	11,508
Other income	4,458	3,091
Interest and other expense	(1,185)	(691)
Income before provision for income taxes	771,003	811,508
Deferred income tax recovery (expense) [note 6]	(208,000)	(173,000)

Net income	563,003	638,508

Net income per common share, basic and diluted	0.01	0.01

Weighted average common shares outstanding:
Basic	51,237,450	50,552,886
Diluted	51,773,825	50,931,848

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended August 31	(Expressed in United States dollars)

						Accumulated	Total
			Additional	Shares		other	stockholders’
	Common stock		paid-in	held	Accumulated	comprehensive	equity
	Shares	Amount	capital	for cancellation	Deficit	income
	#	$	$	$	$	$	$
Balance, August 31, 2010	51,143,847	51,145	9,049,308	—	(7,214,541)	173,457	2,059,369
Net income for the year	—	—	—	—	638,508	—	638,508
Foreign currency translation gain	—	—	—	—	—	49,860	49,860
Comprehensive income	—	—	—	—	—	—	688,368
Common stock issued on options exercised	450,625	451	99,549	—	—	—	100,000
Common stock repurchased and cancelled	(981,965)	(983)	(399,796)	—	—	—	(400,779)

Common stock repurchased and held for cancellation	(124,930)	—	—	(50,076)	—	—	(50,076)
Stock compensation - employees	—	—	8,983	—	—	—	8,983
Balance, August 31, 2011	50,487,577	50,613	8,758,044	(50,076)	(6,576,033)	223,317	2,405,865
Net income for the year	—	—	—	—	563,003	—	563,003
Foreign currency translation gain	—	—	—	—	—	9,600	9,600
Comprehensive income	—	—	—	—	—	—	572,603
Common stock issued on options exercised – Note 5	24,225	24	(24)	—	—	—	—
Common stock issued on warrants exercised – Note 5	1,579,202	1,579	277,171	—	—	—	278,750
Stock options repurchased and cancelled	—	—	(19,080)	—	—	—	(19,080)
Common stock cancelled	—	(125)	(49,951)	50,076	—	—	—
Stock compensation – Note 5	—	—	42,797	—	—	—	42,797
Balance, August 31, 2012	52,091,004	52,091	9,008,957	—	(6,013,030)	232,917	3,280,935

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended August 31	(Expressed in United States dollars)

	2012	2011
	$	$

OPERATING ACTIVITIES
Net income	563,003	638,508
Items not involving cash:
Depreciation and amortization	89,206	58,339
Stock-based compensation	42,797	8,983
Deferred leasehold inducement	956	4,880
Deferred income taxes	208,000	173,000
Gain on legal settlement	(858,194)	—
Unrealized foreign exchange	20,141	—
Changes in non-cash working capital:
Accounts receivable	(58,405)	196,666
Other receivables	13,205	(13,518)
Prepaid expenses and deposits	6,190	(26,875)
Accounts payable	(88,142)	55,772
Accrued liabilities	(56,085)	32,417
Deferred revenue	17,886	10,898
Long term receivable	122,054	—
Net cash provided by operating activities	22,612	1,139,070

INVESTING ACTIVITIES
Purchase of property and equipment	(231,581)	(63,289)
Net cash used in investing activities	(231,581)	(63,289)

FINANCING ACTIVITIES
Repayments on capital lease obligations	(3,910)	(11,450)
Proceeds from exercise of stock options and warrants	278,750	100,000
Repurchase of stock and options	(19,080)	(450,855)
Net cash provided by (used in) financing activities	255,760	(362,305)

Effect of foreign exchange rate changes on cash	(9,541)	33,685

Net increase in cash during the year	37,250	747,161
Cash, beginning of year	1,238,173	491,012
Cash, end of year	1,275,423	1,238,173

Supplementary disclosure
Interest paid	1,185	691
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and 2011

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, Destiny Software Productions Inc., MPE Distribution Inc., and Sonox Digital Inc. All inter-company balances and transactions have been eliminated on consolidation.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

August 31, 2012 and 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Long-lived assets

Long-lived assets held for use are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Impairment is measured by a two step process: Step 1) the carrying amount of the asset is compared with its estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition. If the carrying amount is lower than the undiscounted future cash-flows, no impairment loss is recognized. Step 2) If the carrying amount is higher than the undiscounted future cash-flows then an impairment loss is measured as the difference between the carrying amount and fair value which may be based on internally developed discounted cash flow estimates, quoted market prices, when available, or independent appraisals. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of August 31, 2012, there were no impairment indicators present.

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

During the year ended August 31, 2012, the Company incurred approximately $574,000 (2011: $528,000) in professional legal fees in connection with legal actions against the Company and legal actions initiated by the Company. These costs are expensed as incurred and are recorded as a component of general and administrative expenses.

During the year ended August 31, 2012, the Company recorded gains on settlements of litigation of $887,915 (2011: $606,540) which offset the professional fees incurred.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and 2011

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

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization is taken over the estimated useful lives of the assets and is calculated using the declining balance method at the following annual rates, commencing upon utilization of the assets:

Furniture and fixtures	20%
Computer hardware	30%
Computer software	50%
Leasehold improvements	Straight-line over lease term
Patents and trademarks	Straight-line over 3 years

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and 2011

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

Advertising

Advertising costs are expensed as incurred and totaled $53,855 and $154,258 during the years ended August 31, 2012 and 2011, respectively.

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

August 31, 2012 and 2011

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2012, the tax years which remain subject to examination by major tax jurisdictions. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Investment tax credits

The Company uses the flow through method to account for investment tax credits earned on eligible scientific research and development expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense.

Stock based compensation

The Company accounts for stock-based compensation arrangements in accordance with ASC 718, Stock Compensation. Under the fair value recognition provisions of ASC 718 stock based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes option pricing model to estimate fair value of its stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. The Company’s computation of expected volatility is based on historical volatility. In addition, the Company considers many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and 2011

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

	Year Ended
	August 31,	August 31,
	2012	2011
	$	$
Net income	563,003	638,508
Weighted average common shares outstanding	51,237,450	50,552,886
Effect of dilutive securities – warrants	126,927	136,260
Effect of dilutive securities – options	409,448	242,703

Diluted weighted average common shares outstanding	51,773,825	50,931,848

Weighted average potentially dilutive securities of 43,278 and 3,109,365 shares arising from stock options and share purchase warrants, respectively, were not included as their effect would be anti-dilutive for the year ended August 31, 2012 (2011 – 2,216,027 and 6,475,954 shares arising from stock options and share purchase warrants, respectively).

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and 2011

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

Fair value measurement

The book value of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities approximate their fair values due to the short term maturity of those instruments. The book value of the long term receivable approximate its fair value due on the interest rate is comparable to the market rate. The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 – quoted prices (unadjusted) in active markets for identical assets and liabilities;
Level 2 – observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and
Level 3 – assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s long term receivable is based on level 2 inputs in the ASC 820 fair value hierarchy.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Recently adopted accounting pronouncements

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation – Stock Compensation (Topic 718)”. The objective of this Update is to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Specifically, an employee share-based payment award denominated in a currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition and therefore would not classify the award as a liability if it otherwise qualifies as equity. This standard was effective for the Company on September 1, 2011. The Company’s adoption of this guidance did not have a material impact on its consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” or ASU No. 2011-04. ASU No. 2011-04 is the result of the continuing convergence projects between the FASB, and the International Accounting Standards Board to create a common set of high quality global accounting standards. The amendments in ASU No. 2011-04 explain how to measure fair value. The standard was effective for any interim period beginning after December 15, 2011 and the impact of the adoption has been disclosed as ‘Fair Value Measurement in the “summary of significant accounting policies”.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Accounting Standards Not Yet Effective

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income (Topic 220)”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect that the adoption of this standard on September 1, 2012 will have a material impact on its consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220)”. The amendments in this Update supersede certain pending paragraphs in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in Update 2011—5 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect that the adoption of this standard on September 1, 2012 will have a material impact on its consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and 2011

3. LONG TERM RECEIVABLE

The Company agreed to settle litigation with an unrelated party. Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012. The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a registered charge against real estate located in Australia. As of August 31, 2012, installments of $156,200AUD and interest of $37,740AUD have been received, and $28,100 AUD has been received subsequent to August 31, 2012.

The settlement amount receivable was recorded during the year ended August 31, 2012 as a recovery to general and administrative expenses.

Payments to be received over the next five fiscal years as follows:

	Principal	Interest	Total

2013	104,056	69,940	173,996
2014	115,237	58,759	173,996
2015	127,620	46,376	173,996
2016	141,334	32,662	173,996
2017	156,521	17,475	173,996
Thereafter	84,386	2,539	86,925
	729,154	227,751	956,905

4. PROPERTY AND EQUIPMENT

		Accumulated	Net book
	Cost	amortization	value
	$	$	$
2012
Furniture and fixtures	131,983	107,790	24,193
Computer hardware	470,517	358,813	111,704
Computer software	168,706	96,407	72,299
Patents and trademarks	90,808	11,046	79,762
	862,014	574,056	287,958
2011
Furniture and fixtures	134,828	103,650	31,178
Computer hardware	432,570	321,720	110,850
Computer software	66,630	64,257	2,373
	634,028	489,627	144,401

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and 2011

4. PROPERTY AND EQUIPMENT (cont’d.)

August 31, 2012, there were no assets under capital lease. At August 31, 2011 the gross amount of assets related to property and equipment under capital lease was $33,136 and the accumulated depreciation and amortization related to property and equipment under capital lease was $17,438.

5. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

2012

During the year ended August 31, 2012, 557,500 common shares were issued for a cash exercise of 557,500 warrants at $0.50 for proceeds of $278,750. Also, 5,249,750 warrants exercisable at $0.50, 352,118 warrants exercisable at $0.40, 330,000 warrants exercisable at $0.70 and 350,000 warrants exercisable at $0.22 were cashless exercised resulting in the issuance of 1,021,702 common shares.

During the year ended August 31, 2012, 110,000 share purchase options exercisable at $0.50 were cashless exercised resulting in the issuance of 51,793 common shares. Of this total, 24,225 were issued during the year ended August 31, 2012 and 27,568 were issued subsequent to August 31, 2012.

2011

During the year ended August 31, 2011, 50,625 shares were issued in a cashless exercise of 135,000 options with an exercise price of $0.25. 400,000 shares were issued in an exercise of 400,000 options with cash proceeds of $100,000.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and 2011

5. STOCKHOLDERS’ EQUITY (cont’d.)

[b] Common stock cancelled

During the year ended August 31, 2012, the Company cancelled 124,930 common shares which were repurchased during the last quarter of fiscal 2011.

During the year ended August 31, 2011, the Company repurchased 1,106,895 shares at an open market, of which it paid $400,779 for 981,965 shares and $50,076 for 124,930 shares. As of August 31, 2011, the 981,965 shares had been cancelled.

[c] Stock option plans

The Company has two existing stock option plans (the “Plans”), namely the Amended 1999 Stock Option Plan and the 2006 Stock Option Plan, under which up to 3,750,000 and 5,100,000 shares of the common stock, respectively, have been reserved for issuance. A total of 2,169,716 common shares remain eligible for issuance under the plans. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and 2011

5. STOCKHOLDERS’ EQUITY (cont’d.)

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of August 31, 2012 and 2011, and changes during the years ended are presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$
Outstanding at September 1, 2010	3,225,000	0.47	1.68	117,600
Granted	-	-
Exercised	(535,000)	0.25		79,250
Expired or forfeited	(400,000)	0.63
Outstanding at August 31, 2011	2,290,000	0.50	0.99	25,500
Granted	900,000	0.50
Exercised	(110,000)	0.50		48,995
Repurchased and cancelled	(150,000)	0.50		19,080
Expired or forfeited	(1,130,000)	0.53
Outstanding at August 31, 2012	1,800,000	0.48	1.57	802,500
Vested and exercisable at August 31, 2012	1,800,000	0.48	1.57	802,500

The following table summarizes information regarding the non-vested stock purchase options outstanding as of August 31, 2012:

Number of Options
Non-vested options at August 31, 2011	14,583
Granted	900,000
Vested	(914,583)
Non-vested options at August 31, 2012	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at August 31, 2012.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and 2011

5. STOCKHOLDERS’ EQUITY (cont’d.)

During the year ended August 31, 2012, total stock-based compensation expense related to employees of $42,797 are reported in the statement of operations as follows:

	2012	2011
	$	$
Stock-based compensation
General and administrative	6,746	3,276
Sales and marketing	7,168	1,969
Research and development	28,883	3,738
Total stock-based compensation	42,797	8,983

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2012	2011
	$	$
Expected term of stock options (years)	1.00	0.55
Expected volatility	41-45%	52%
Risk-free interest rate	0.20%	0.06%
Dividend yields	—	—

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

During the year ended August 31, 2012, 900,000 options exercisable at $0.50, previously issued to directors and officers of the Company, expired. 900,000 replacement options, also immediately exercisable at $0.50, were issued upon expiry for an additional two years. 450,000 options granted to employees, not listed as expired above, were extended by two years with no changes to other terms. The weighted-average grant-date fair value of options granted and extended during the year ended August 31, 2012 was $0.03. As a result of the extension of the life of the 450,000 options, the Company recorded an incremental value of $13,519 as part of the total stock based compensation of $42,797 on the statement of operations during the year ended August 31, 2012.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and 2011

5. STOCKHOLDERS’ EQUITY (cont’d.)

During the year ended August 31, 2011, there were no options granted. 110,000 options were extended for one more year. The weighted-average grant-date fair value of options extended during the year ended August 31, 2011 was $0.029. As a result of the extension of the life of the 110,000 options, the Company recorded an incremental value of $3,189 as part of the total stock-based compensation of $8,983 on the statement of operations during the year ended August 31, 2011.

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

During the year ended August 31, 2012, the Company recognized compensation expense of $89,139 (2011: $61,141) in salaries and wages on the statement of operations in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.55 (2011: $0.36) . The shares are held in trust by the Company for a period of one year from the date of purchase.

[e] Warrants

As at August 31, 2012, the Company had no common stock warrants outstanding. A summary of common stock warrant activity as of August 31, 2012 and changes during the year ended August 31, 2012 are presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual	Expiry
Options	Shares	Price ($)	Term (years)	Date
Outstanding at August 31, 2011	7,031,000	0.50
Exercised	(6,839,368)	0.49
Expired	(191,632)	0.67
Outstanding at August 31, 2012	—	—	—

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and 2011

5. STOCKHOLDERS’ EQUITY (cont’d.)

During year ended August 31, 2012, 330,000 warrants exercisable at $0.70, 5,249,750 warrants exercisable at $0.50, 352,118 warrants exercisable at $0.40 and 350,000 warrants exercisable at $0.22 were cashless exercised. 170,000 warrants exercisable at $0.70, 12,750 warrants exercisable at $0.50 and 8,882 warrants exercisable at $0.40 expired unexercised. 557,500 warrants exercisable at $0.50 were exercised for gross proceeds of $278,750.

6. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34.0% and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 25.5% . The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company’s income tax expense is as follows:

	2012	2011
	$	$

Tax at U.S. statutory rates	262,000	276,000

Permanent differences	17,000	6,000
Effect of lower foreign tax in Canada	(62,000)	(41,000)
Effect of research tax credits claims filed in respect of prior years	(158,000)	(248,000)
Other adjustments and change to valuation allowance	149,000	180,000
Provision (recovery) for deferred income taxes	208,000	173,000

Included in other adjustments and change in valuation allowance for the year ended August 31, 2012 is $(4,000) (2011: $35,000) relating to the effect of changes in statutory tax rates, $(12,000) (2011: ($82,000)) for the effect of changes in foreign exchange rates, $(215,000) (2011: $Nil) in respect of a change in estimates and provisions and $380,000 (2011: 227,000) in respect of the change in valuation allowance, which includes the items noted below.

During the year ended August 31, 2011, the Company recorded an adjustment to future income tax assets of $486,000 in respect of amendments to prior years’ tax return filings, as approved by Canada Revenue Agency, to capitalize software development costs and eliminate the expiration of losses. As a result, the cumulative tax benefit increased. The Company has also increased the valuation allowance against these benefits and the investment tax credits approved.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and 2011

6. INCOME TAXES (cont’d.)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which realization is not more likely than not to occur.

During the year ended August 31, 2011, the Company decreased future income tax assets by $159,000 in respect of a provision for cross border tax issues. During the year ended August 31, 2012, this provision was reversed due to the resolution of these issues.

Significant components of the Company’s deferred tax assets as of August 31 are as follows:

	2012	2011
	$	$
Deferred tax assets:
Net operating loss carryforwards	1,198,000	1,001,000
Excess of book over tax depreciation	694,000	985,000
Tax Credits carryforward	837,000	571,000
Total deferred tax asset	2,729,000	2,557,000
Valuation allowance	(1,782,000)	(1,402,000)
Net deferred tax asset	947,000	1,155,000
Less: current portion	258,000	286,000
Non-current	689,000	869,000

Net income (loss) before income tax by geographic region is as follows:

	2012	2011
	$	$

United States	43,167	208,945
Canada	727,836	602,563
	771,003	811,508

If not utilized to reduce future taxable income, the Company’s net operating loss carryforwards will expire as follows:

	Canada	United States
	$	$
2020 and thereafter	—	3,524,000
	—	3,524,000

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and 2011

7. COMMITMENTS

The Company entered into a sub-lease agreement for its premises on September 15, 2010. It commenced on October 22, 2010 and will expire on October 30, 2013. The Company is committed to payments as followed:

$

2013	244,338
2014	40,885

During the year ended August 31, 2012 the Company incurred rent expense of $231,003 (2011: $232,512) which has been allocated between general and administrative expenses, research and development and sales and marketing on the statement of operations.

By a credit facilities agreement dated April 8, 2010 and amended June 17, 2011, the Company arranged for credit facilities with the Royal Bank of Canada which allows the Company to draw up to $454,000 ($450,000 CDN). These credit facilities consist of a revolving facility of $403,560 ($400,000 CDN) bearing interest at prime plus 3.5% and a commercial credit card facility to $50,440 ($50,000 CDN). Borrowings under the facilities are repayable on demand. As of August 31, 2012, no amount had been drawn on the line of credit (2011: $Nil) and the Company had available credit of $403,560 ($400,000 CDN) (2011: $396,675 ($400,000 CDN)) on the line of credit. Previously, the Company had issued a $103,230 ($100,000 AUD) letter of guarantee associated with the litigation described in Note 9(a), which was cancelled during the year ended August 31, 2012.

8. RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a Director effective October 1, 2010. The Company will pay $2,000 per month, plus authorized expenses. The Director will receive a 10% commission if related new businesses are successfully closed. During the year ended August 31, 2012, the Company paid $24,000 (2011: $22,000) consulting fees.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and 2011

9. CONTINGENCIES

a)

On June 10, 2011, the Company commenced proceedings in the Federal Court of Australia against Shooting Star Picture Company Pty Ltd, Peter Skillman and D-Star Music Delivery Pty Ltd. (collectively the “respondents”). The Company alleged various claims against the respondents including, breach of contract, misleading and deceptive conduct, breach of fiduciary duties, and breach of confidence.

On March 5, 2012, the Company reached a settlement with the respondents whereby the respondents will pay $825,000 AUD (US $858,194) to the Company over the course of 72 months. The unpaid balance will attract interest of 10.25% per annum compounded monthly for total payments of approximately $1,083,000 AUD (US $1,118,000). The respondents are mutually and severally liable and the payments are secured by a registered charge against real estate located in Australia. Additionally, the respondents have agreed not to approach various clients of the Company.

The settlement amount receivable has been accrued in these financial statements as of August 31, 2012 [note 3].

b)

On August 12, 2009 the Company received a statement of claim for wrongful dismissal for approximately $181,000 ($180,000 CDN) plus an award of stock options and unspecified damages. On April 16, 2012, the Supreme Court of British Columbia dismissed the claim in its entirety and awarded costs to the Company. The Company recovered approximately CDN$30,000 in costs from the plaintiff and recorded this amount as a recovery to general and administrative expenditures during the year ended August 31, 2012

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and 2011

9. CONTINGENCIES (cont’d)

c)

On November 8, 2011, the Company was served with a Notice of Civil Claim in the Supreme Court of British Columbia from Noramco Capital Corporation for $100,000 plus interest. The claim asserts that the Company has repudiated a subscription agreement entered into in, or around, August 2000. Management believes the claim is without merit and that the likelihood that the outcome of this matter will have a material adverse impact on its result of operations, cash flows and financial condition of the Company is remote. The Company has filed a counterclaim for damages arising from a proposed private placement in 2000 which did not close. The Company alleges that the beneficial owner of Noramco was a partner in the firm that was leading the proposed financing.

d)

Destiny had commenced two outstanding Canadian lawsuits (Federal Court of Canada Court File No. T-413-06 and Ontario Superior Court Ontario Court File No. 07-CV- 38068 as a result of certain activities undertaken by Yangaroo Inc., a Canadian competitor (“Yangaroo”). Destiny was a defendant by counterclaim. A third lawsuit was launched in the United States (US District Court for the Eastern District of Wisconsin Green Bay Division Case No. 1:09-CV-00462), in which Destiny was defendant. The US District Court lawsuit dismissed Yangaroo’s claim in its entirety with the dismissal upheld on appeal during 2011.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012 and 2011

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	2012	2011
	$	$

MPE®

United States	2,055,727	2,200,306
Europe*	1,617,015	1,415,797
Australia	146,834	214,922
Total MPE® Revenue	3,819,576	3,831,025

Clipstream ® and Radio Destiny

United States	164,213	176,205
Total Clipstream ® & Radio Destiny Revenue	164,213	176,205

Total Revenue	3,983,789	4,007,230

*Of this total, $1,461,375 (2011: $1,265,617) was derived from the United Kingdom during the year ended August 31, 2012.

During the year ended August 31, 2012, three customers represented 64% of the total revenue balance [2011 - three customers represented 64%].

As at August 31, 2012, two customers represented $296,295 (68%) of the trade receivables balance [2012 – two customers represented 56%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company are responsible for evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act of 1934, as of August 31, 2012.

Based on their evaluation, our management, with the participation of our principal executive officer and principal financial officer concluded that as of August 31, 2012, our disclosure controls and procedures were not effective due to the existence of material weaknesses described below.

Internal Controls Over Financial Reporting

The Chief Executive Officer and the Chief Financial Officer of the Company are responsible for designing internal controls over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act of 1934, or causing them to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Using the framework provided by the Committee of Sponsoring Organizations (“COSO”), the Company conducted an evaluation of the effectiveness of the internal controls over financial reporting as at August 31, 2012 and concluded that there are material weaknesses in internal controls over financial reporting, which are discussed below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this annual report, there have been no changes in the Company’s internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Steven Vestergaard(1)	Chief Executive Officer and Director	46	January 1999
Frederick Vandenberg	Chief Financial Officer and Corporate Secretary	44	July 2007
Edward Kolic(1)	Director	51	February 1999
Lawrence J. Langs	Director	51	November 2000
Yoshitaro Kumagai(1)	Director	66	August 2001

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

AUDIT COMMITTEE

Our audit committee consists of Mr. Steven Vestergaard, our Chief Executive Officer, Mr. Edward Kolic and Mr. Yoshitaro Kumagai, two of which are independent. Our board of directors has determined that it does not have an audit committee member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances.

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

CODE OF ETHICS

The Company’s code of ethics is available on our website at http://www.dsny.com/investor/

ITEM 11.        EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended August 31, 2012; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended August 31, 2012, who we will collectively refer to as our “named executive officers”, of our company for the years ended August 31, 2012 and 2011, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Other
Annual
				Stock	Option	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Total
Position	Year	($)	($)	($)	($)(1)	($)(2)	($)
Steven Vestergaard (3) President, Chief Executive Officer and Director	2012 2011	257,582 265,798	Nil Nil	Nil Nil	8,731 Nil	Nil 13,290	266,313 279,088
Frederick Vandenberg (4) Chief Financial Officer, Treasurer and Secretary	2012 2011	208,047 214,683	Nil Nil	Nil Nil	4,366 Nil	10,402 10,734	222,815 225,417

(1)

For a description of the methodology and assumptions used in valuing the option awards granted to our named executive officers and directors during the year ended August 31, 2012, please review Note 5 to the financial statements included herein.

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
(5)

Compensation is stated in United States dollars. Where compensation was provided in Canadian dollars, compensation is based on an exchange rate of 0.9907 US dollars for each 1.00 Canadian dollar during the 2012 fiscal year. Compensation is stated in United States dollars and is based on an exchange rate of 1.0023 US dollars for each 1.00 Canadian dollar during the 2011 fiscal year.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our named executive officers that were outstanding as of August 31, 2012.

Name		Option Awards					Stock Awards
	Number of Securities Underlying Exercisable Options (#)	Number of Securities Underlying Unexercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Steven Vestergaard	300,000	0	N/A	0.50	Jan 19/2014	N/A	N/A	N/A	N/A

Frederick Vandenberg	150,000 150,000 150,000	0 0 0	N/A	0.50 0.50 0.25	Jan 31/2015 Jan 19/2014 Jun 02/2014	N/A	N/A	N/A	N/A

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

The following table summarizes compensation paid to all of our directors:

	Fees Earned or	Stock	Option	Other Annual
Name	Paid in Cash	Awards	Awards	Compensation	Total
	($)	($)	($)	($)(1)	($)
Yoshitaro Kumagai	24,000	Nil	4,366	12,384	40,750

Larry Langs	Nil	Nil	4,366	12,384	16,750

Ed Kolic	Nil	Nil	4,366	Nil	4,366

(1)	Other annual compensation for Mr. Kumagai and Mr. Langs includes participation in the employee share purchase plan described above under long term incentive plans.
(2)

Compensation is stated in United States dollars. Where compensation was provided in Canadian dollars, compensation is based on an exchange rate of 0.9907 US dollars for each 1.00 Canadian dollar during the 2012 fiscal year. Compensation based on an exchange rate of 1.0023 US dollars for each 1.00 Canadian dollar during the 2011 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 29, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS:
Common Stock	Steven Vestergaard President, Chief Executive Officer c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	11,519,455(6)	21.98%
Common Stock	Frederick Vandenberg Chief Financial Officer and Corporate Secretary c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	966,910(2)	1.84%
Common Stock	Edward Kolic Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	371,300 (3)	0.71%
Common Stock	Lawrence J. Langs Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	416,689 (4)	0.80%
Common Stock	Yoshitaro Kumagai Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	591,350 (5)	1.13%
Common Stock	All Officers and Directors as a Group (5 persons)	13,865,704	26.01%

(1)

Under Rule 13d-3 of the Securities Exchange Act of 1934, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 29, 2012. As of November 29, 2012, there were 52,118,572 shares of our common stock issued and outstanding.

(2)	Consists of 516,910 shares held by Mr. Vandenberg and 450,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Vandenberg within 60 days of November 29, 2012.

(3)	Consists of 221,300 shares held by Mr. Kolic and 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Kolic within 60 days of November 29, 2012.

(4)	Consists of 266,689 shares held by Mr. Langs and 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Langs within 60 days of November 29, 2012.

(5)	Consists of 441,350 shares held by Mr. Kumagai and 150,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Kumagai within 60 days of November 29, 2012.

(6)	Consists of 11,219,455 shares held by Mr. Vestergaard and 300,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Vestergaard within 60 days of November 29, 2012.

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

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	1,800,000 Shares of Common Stock	$0.48 per Share	2,169,716 Shares of Common Stock
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

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

None

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our current sole principle independent registered public accountant BDO Canada LLP, provided audit and other services during the year ended August 31, 2011 and the year ended August 31, 2010 as follows:

BDO Canada LLP

	2011	2010
Audit Fees	$97,047	$96,389
Audit Related Fees	-	-
Tax Fees	9,094	4,617
All Other Fees	-	-
Total Fees	$106,141	$101,006

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
Steven Vestergaard, President
Chief Executive Officer
Director
Date: November 29, 2012

/s/Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
Date: November 29, 2012

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer
(Principal Executive Officer)
Director
Date: November 29, 2012

By:	/s/Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 29, 2011

By:	/s/Edward Kolic
Edward Kolic
Director
Date: November 29, 2012

By:	/s/Yoshi Kumagai
Yoshi Kumagai
Director
Date: November 29, 2012