Form 10-Q
period 2012-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2013-01-15
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended November 30, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
51,961,922 Shares of $0.001 par value common stock outstanding as of January 14, 2013.

PART I - FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS.

Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Three months ended November 30, 2012
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
Unaudited
As at

	November 30,	August 31,
	2012	2012
	$	$

ASSETS
Current
Cash and cash equivalents	1,145,713	1,275,423
Accounts receivable, net of allowance for
doubtful accounts of $9,070 [August 31, 2012 – $6,053]	626,035	440,053
Other receivables	71,933	48,508
Current portion of long term receivable [note 3]	108,117	104,056
Prepaid expenses	54,636	27,059
Deferred tax assets – current portion	258,000	258,000
Total current assets	2,264,434	2,153,099
Deposits	37,805	37,847
Long term receivable [note 3]	605,060	625,098
Property and equipment, net	287,141	287,958
Deferred tax assets – long term portion	624,000	689,000
Total assets	3,818,440	3,793,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	83,376	199,930
Accrued liabilities	247,260	250,623
Deferred leasehold inducement	5,350	5,843
Deferred revenue	46,985	55,671
Total liabilities	382,971	512,067

Commitments and contingencies [notes 5 and 8]
Stockholders’ equity
Common stock, par value $0.001 [note 4]
Authorized: 100,000,000 shares Issued and outstanding: 52,118,572 shares [August 31, 2012 – issued outstanding 52,091,004 shares]	52,119	52,091
Additional paid-in capital	9,008,929	9,008,957
Accumulated Deficit	(5,852,980)	(6,013,030)
Accumulated other comprehensive income	227,401	232,917
Total stockholders’ equity	3,435,469	3,280,935
Total liabilities and stockholders’ equity	3,818,440	3,793,002

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in United States dollars)
Unaudited

Three months ended November 30,

	2012	2011
	$	$

Service revenue [note 10]	1,063,867	1,124,617

Operating expenses
General and administrative	191,257	477,878
Sales and marketing	240,218	198,873
Research and development	400,352	418,114
Depreciation and amortization	27,656	14,375
	859,483	1,109,240
Income from operations	204,384	15,377
Other income (expenses)
Interest income	20,666	2,812
Interest and other expense	—	(634)
Income before provision for income taxes	225,050	17,555
Deferred income tax recovery (expense)	(65,000)	(5,000)

Net income	160,050	12,555

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(5,516)	(54,606)

Total comprehensive income (loss)	154,534	(42,051)

Net income per common share, basic and diluted	0.00	0.00

Weighted average common shares outstanding:
Basic	52,112,210	50,487,577
Diluted	52,885,825	50,709,493

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

						Accumulated	Total
			Additional	Shares		other	stockholders’
	Common stock		paid-in	held	Accumulated	comprehensive	equity
	Shares	Amount	capital	for cancellation	Deficit	income
	#	$	$	$	$	$	$
Balance, August 31, 2011	50,487,577	50,613	8,758,044	(50,076)	(6,576,033)	223,317	2,405,865
Total comprehensive income	—	—	—	—	563,003	9,600	572,603
Common stock issued on options exercised	24,225	24	(24)	—	—	—	—
Common stock issued on warrants exercised	1,579,202	1,579	277,171	—	—	—	278,750
Stock options repurchased and cancelled	—	—	(19,080)	—	—	—	(19,080)
Common stock cancelled	—	(125)	(49,951)	50,076	—	—	—
Stock compensation	—	—	42,797	—	—	—	42,797
Balance, August 31, 2012	52,091,004	52,091	9,008,957	—	(6,013,030)	232,917	3,280,935
Total comprehensive income	—	—	—	—	160,050	(5,516)	154,534
Common stock issued on options exercised – Note 4	27,568	28	(28)	—	—	—	—
Balance, November 30, 2012	52,118,572	52,119	9,008,929	—	(5,852,980)	227,401	3,435,469

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

Three months ended November 30,

	2012	2011
	$	$

OPERATING ACTIVITIES
Net income	160,050	12,555
Items not involving cash:
Depreciation and amortization	27,656	14,375
Stock-based compensation	—	1,410
Deferred leasehold inducement	(489)	952
Deferred income taxes	65,000	5,000
Unrealized foreign exchange	(9,303)	—
Changes in non-cash working capital:
Accounts receivable	(187,331)	(180,638)
Other receivables	(23,586)	(33,182)
Prepaid expenses and deposits	(27,733)	30,790
Accounts payable	(98,522)	73,318
Accrued liabilities	(21,503)	(73,595)
Deferred revenue	(8,665)	4,275
Long term receivable	24,553	—
Net cash used in operating activities	(99,873)	(144,740)

INVESTING ACTIVITIES
Purchase of property and equipment	(27,151)	(39,816)
Net cash used in investing activities	(27,151)	(39,816)

FINANCING ACTIVITIES
Repayments on capital lease obligations	—	(2,987)
Net cash used in financing activities	—	(2,987)

Effect of foreign exchange rate changes on cash	(2,686)	(49,920)

Net decrease in cash during the period	(129,710)	(237,463)
Cash, beginning of the period	1,275,423	1,238,173
Cash, end of the period	1,145,713	1,000,710

Supplementary disclosure
Interest paid	—	634
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2012 and 2011

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

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ended August 31, 2013.

The balance sheet at August 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 2012.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2012 and 2011

3.	LONG TERM RECEIVABLE

Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012. The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a registered charge against real estate located in Australia. As at November 30, 2012, installments of $198,350AUD and interest of $55,640AUD had been received.

The settlement amount receivable was recorded during the year ended August 31, 2012 as a recovery to general and administrative expenses.

Payments to be received over the next five fiscal years as follows:

	Principal	Interest	Total

2013	80,046	70,839	150,885
2014	116,718	59,514	176,232
2015	129,260	46,972	176,232
2016	143,150	33,082	176,232
2017	158,532	17,700	176,232
Thereafter	85,471	2,572	88,043
	713,177	230,679	943,856

4.	STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the three months ended November 30, 2012, 27,568 shares were issued pursuant to the cashless exercise of 60,000 share purchase options exercisable at $0.50 during the year ended August 31, 2012.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2012 and 2011

4.	STOCKHOLDERS’ EQUITY (cont’d.)

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

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of November 30, 2012, and changes during the period ended are presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$
Outstanding at August 31, 2012	1,800,000	0.48	1.57	802,500

Outstanding at November 30, 2012	1,800,000	0.48	1.32	487,500
Vested and exercisable at November 30, 2012	1,800,000	0.48	1.32	487,500

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at November 30, 2012.

During the three months ended November 30, 2012 and 2011, stock-based compensation expense has been reported in the statement of operations as follows:

	2012	2011
	$	$
Stock-based compensation
General and administrative	—	616
Sales and marketing	—	256
Research and development	—	538
Total stock-based compensation	—	1,410

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2012 and 2011

4.	STOCKHOLDERS’ EQUITY (cont’d.)

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. During the three months ended November 30, 2012 and 2011, there were no options granted.

[c] Employee Stock Purchase Plan

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

During the three months ended November 30, 2012, the Company recognized compensation expense of $12,137 (2011: $10,486) in salaries and wages on the statement of operations in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.87 (2011: $0.41) . The shares are held in trust by the Company for a period of one year from the date of purchase.

5.	COMMITMENTS

The Company entered into a sub-lease agreement for its premises on September 15, 2010. It commenced on October 22, 2010 and will expire on October 30, 2013. The Company is committed to payments as followed:

$

2013	183,784
2014	40,841

During the three months ended November 30, 2012 the Company incurred rent expense of $31,620 (2011: $56,919) which has been allocated between general and administrative expenses, research and development and sales and marketing on the statement of operations.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2012 and 2011

5.	COMMITMENTS (cont’d.)

By a credit facilities agreement dated April 8, 2010 and amended June 17, 2011, the Company arranged for credit facilities with the Royal Bank of Canada which allows the Company to draw up to $453,500 ($450,000 CDN). These credit facilities consist of a revolving facility of $403,000 ($400,000 CDN) bearing interest at prime plus 3.5% and a commercial credit card facility to $50,500 ($50,000 CDN). Borrowings under the facilities are repayable on demand. As of November 30, 2012 and August 31, 2012, no amount had been drawn on the line of credit.

6.	RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a Director effective October 1, 2010. The Company will pay $2,000 per month, plus authorized expenses. The Director will receive a 10% commission if related new businesses are successfully closed. During the three months ended November 30, 2012, the Company paid consulting fees of $6,000 (2011: $6,000) under this agreement.

7.	INCOME TAX

The Company has adopted the provisions of ASC 740, Income taxes. This standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2012, the tax years which remain subject to examination by major tax jurisdictions as of November 30, 2012. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2012 and 2011

8.	CONTINGENCIES

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

9.	NEW ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income (Topic 220)”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company’s adoption of this guidance resulted in a change to the presentation of other comprehensive income. Previously the components of other comprehensive income were presented in the statement of changes in stockholders’ equity. Upon the adoption of this guidance, the components of other comprehensive income are presented on the statement of comprehensive income, immediately after the presentation of net income.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2012 and 2011

9.	NEW ACCOUNTING PRONOUNCEMENTS (cont’d.)

Recently adopted accounting pronouncements (cont’d.)

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

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended
	November 30,
	2012	2011
	$	$

MPE®

North America	511,806	546,031
Europe	468,717	504,061
Australia	37,190	37,367
Total MPE® Revenue	1,017,713	1,087,459

Clipstream ® and Radio Destiny

North America	46,154	37,158
Total Clipstream ® & Radio Destiny Revenue	46,154	37,158

Total Revenue	1,063,867	1,124,617

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2012 and 2011

10.	CONCENTRATIONS AND ECONOMIC DEPENDENCE (cont’d.)

During the three months ended November 30, 2012, two customers represented 56% of the total revenue balance [2011 - three customers represented 66%].

As at November 30, 2012, two customers represented $457,315 (73%) of the trade receivables balance [August 31, 2012 – two customers represented 68%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

11.	SUBSEQUENT EVENTS

On December 6, 2012, the board of directors authorized a new tranche to repurchase up to 1,000,000 shares of the Company’s common stock at a maximum share purchase price of $1.00 per share. Repurchases will be at times and in amounts as the Company deems appropriate and will be made through open market transactions. All repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The board approved stock repurchase program runs through May 31, 2013. In addition to the applicable securities laws, the Company will not make any purchases during a time at which its insiders are subject to a blackout from trading in the Company’s common shares.

Subsequent to November 30, 2012, the Company repurchased 156,650 common shares to be returned to the treasury for cancellation pursuant to this stock repurchase program.

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

OVERVIEW AND CORPORATE BACKGROUND

Destiny Media Technologies, Inc. was incorporated in August 1998 under the laws of the State of Colorado. We carry out our business operations through our wholly owned subsidiaries, Destiny Software Productions Inc., a British Columbia company that was incorporated in 1992, MPE Distribution, Inc. a Nevada company that was incorporated in 2007 and Sonox Digital Inc., incorporated under the Canada Business Corporations Act on June 28, 2012. The “Company”, “Destiny” or “we” refers to the consolidated activities of all three companies.

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

Clipstream® Generation 2

The Company has released a working prototype of a new disruptive second generation streaming video technology. The Company is continuing development with a goal of launching this product commercially sometime in the current fiscal year.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012

Revenue

Total revenue for the three months ended November 30, 2012 declined slightly by approximately 5% over the same period in the prior year to $1,063,867 (November 30, 2011 - $1,124,617).

Revenue from the Play MPE® system represents over 95% of our total revenues. Quarterly total revenue for the three months ended November 30, 2012 declined by approximately 6% over the same period in the prior year to $1,017,713 (November 30, 2011 - $1,087,459). This decrease was largely attributable to unfavorable foreign exchange rate fluctuations between the US dollar and the Euro.

Approximately 46% of our Play MPE® revenue is denominated in Euros for the three months ended November 30, 2012. Play MPE® revenue from Europe for the three months ended November 30, 2012 reached $468,717 (November 30, 2011 - $504,061) representing a decrease of 7%. European revenue is currently concentrated in the United Kingdom and the Scandinavian countries. Approximately 50% of Play MPE® revenue is denominated in US Dollars and 4% of Play MPE® revenue is denominated in Australia Dollars for the three months ended November 30, 2012.

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

Total operating expenditures for the three months ended November 30, 2012 have decreased by 23% over the same period in the prior year to $859,483 (2011 - $1,109,240). The decrease is mainly attributed to decreased professional fees as a result of the settlement of litigation reached during the third quarter of 2012.

General and administrative	30-Nov	30-Nov	$	%
	2012	2011	Change	Change
	(3 months)	(3 months)
	$	$
Wages and benefits	90,438	85,901	4,537	5.3%
Rent	4,865	9,107	(4,242)	(46.6%	)
Telecommunications	4,890	4,643	247	5.3%
Bad debt	3,038	2,464	574	23.3%
Office and miscellaneous	56,075	73,942	(17,867)	(24.2%	)
Professional fees	31,951	301,821	(269,870)	(89.4%	)
	191,257	477,878	(286,621)	(60.0%	)

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The decrease in office and miscellaneous is related to foreign exchange gains during the current quarter, mostly as a result of fluctuations in the value of the Australian dollar, which impacts an amount receivable denominated in Australian dollars. This balance arose as a result of the settlement of litigation with a former Australian marketing representative reached during the third quarter of 2012 and is being received over the course of several years.

The decrease in professional fees is primarily the result of the settlement of litigation described above, and the resolution of a wrongful dismissal claim from a former employee in the fourth quarter of 2012. Significant costs were incurred to effect these settlements in the comparative period.

Sales and marketing	30-Nov	30-Nov	$	%
	2012	2011	Change	Change
	(3 months)	(3 months)
	$	$
Wages and benefits	147,570	107,408	40,162	37.4%
Rent	7,317	9,676	(2,359)	(24.4%	)
Telecommunications	7,355	4,933	2,422	49.1%
Meals and entertainment	5,330	1,556	3,774	242.5%
Travel	9,864	19,696	(9,832)	(49.9%	)
Advertising and marketing	62,782	55,604	7,178	12.9%
	240,218	198,873	41,345	20.8%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The increase in wages and benefits and advertising and marketing costs is mainly due to an increased focus from our existing staff on marketing and promotional activities and other seasonal promotional activities undertaken in the current period.

Research and development	30-Nov	30-Nov	$	%
	2012	2011	Change	Change
	(3 months)	(3 months)
	$	$
Wages and benefits	361,376	359,709	1,667	0.5%
Rent	19,438	38,136	(18,698)	(49.0%	)
Telecommunications	19,538	19,443	95	0.5%
Research and development	-	826	(826)	(100.0%	)
	400,352	418,114	(17,762)	(4.2%	)

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. Rent expense has decreased as a result of a rent abatement received during the current quarter.

Amortization

Amortization expense arose from property and equipment. Amortization increased to $27,656 for the three months ended November 30, 2012 from $14,375 for the three months ended November 30, 2011, an increase of $13,281 or 92.4% as a result of the development of new Clipstream® applications and the resulting applications made for various patents and trademarks to protect these products.

Other earnings and expenses

Interest income increased to $20,666 for the three months ended November 30, 2012 from $2,812 for the three months ended November 30, 2011, an increase of $17,854. This is a result of interest income earned on the amount receivable pursuant to the litigation settlement described above.

Interest expense decreased to $Nil for the three months ended November 30, 2012 from $634 for the three months ended November 30, 2011, a decrease of $634.

Net income

During the three months ended November 30, 2012, we have net income of $160,050 (November 30, 2011– net income of $12,555). The increase in net income during the period is the result of a large decrease in professional fees, partially offset by increased salaries and wages costs due to additional staff.

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

	2011 Q3	2011 Q4	2012 Q1	2012 Q2	2012 Q3	2012 Q4	2013 Q1
	$	$	$	$	$	$	$
Net Income	230,720	377,952	12,555	(286,250)	651,141	185,557	160,050
Amortization and stock compensation	14,943	18,625	15,785	57,485	24,514	34,219	27,656
Net Interest expense	(1,302)	(4,918)	(2,178)	(1,613)	(22,642)	(20,434)	(20,666)
Income tax	94,000	67,000	5,000	(5,000)	190,000	18,000	65,000
Adjusted EBITDA	338,361	458,659	31,162	(235,378)	843,013	217,342	232,040

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $1,145,713 as at November 30, 2012 (August 31, 2012 - $1,275,423). The decrease in our cash was mainly due to a decrease in accounts payable. We had working capital of $1,881,463 as at November 30, 2012 compared to working capital of $1,641,032 as at August 31, 2012.

CASHFLOWS

Net cash used in operating activities was $99,873 for the three months ended November 30, 2012, compared to net cash used of $144,740 for the three months ended November 30, 2011. The main reason for the decrease in net cash flows used in the operating activities was primarily due to cash receipts from a long term receivable arising from a legal settlement in the third quarter of 2012, as well as a decrease in accounts payable as a result of the payment of final legal bills associated with this legal settlement.

The cash used in investing activities was $27,151 for the three months ended November 30, 2012. The net cash used in investing activities was $39,816 for the three months ended November 30, 2011. Cash used in investing activities are largely attributable to the development of new Clipstream® applications and the resulting applications made for various patents and trademarks to protect these products.

Net cash provided by financing activities was $Nil for the three months ended November 30, 2012 compared to net cash used of $2,987 for the three months ended November 30, 2011. The change is mainly the result of final payments of capital lease obligations in the first quarter of fiscal 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income (Topic 220)”. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, among other amendments in this Update. The amendments require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company's adoption of this guidance resulted in a change to the presentation of other comprehensive income. Previously the components of other comprehensive income were presented in the statement of changes in stockholders' equity. Upon the adoption of this guidance, the components of other comprehensive income are presented on the statement of comprehensive income, immediately after the presentation of net income.

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

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”) 985-605, Revenue Recognition. Accordingly, revenue is recognized when there is persuasive evidence of an arrangement, delivery to the customer has occurred, the fee is fixed and determinable, and collectability is considered probable.

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

Income Taxes

Deferred income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted income tax rates by tax jurisdiction at each balance sheet date. Deferred income tax assets also result from unused loss carry-forwards and other deductions. The valuation of deferred income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated realizable amount. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, and current and enacted tax legislation and other temporary differences between book and tax accounting to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. There is a risk that management estimates for operating results could vary significantly from actual results, which could materially affect the valuation of the future income tax asset. Although the Company has tax loss carry-forwards and other deferred income tax assets, management has determined certain of these deferred tax assets do not meet the more likely than not criteria, and accordingly, these deferred income tax asset amounts have been partially offset by a valuation allowance as disclosed in Note 6 of our annual consolidated financial statements for the year ended August 31, 2012.

If management’s estimates of the cash flows or operating results do not materialize due to errors in estimates or unforeseen changes to the economic conditions affecting the Company, it could result in an impairment adjustment in future periods up to the carrying value of the deferred income tax balance of $882,000.

Contingencies

As discussed in Part II, Item 1 of this Form 10−Q under the heading “Legal Proceedings” and in Note 8 “Contingencies” in Notes to Interim Consolidated Financial Statements, the Company is subject from time to time to various legal proceedings and claims that arise in the ordinary course of business. In accordance with US GAAP, the Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the three months ended November 30, 2012, net fluctuations in the value of the Canadian dollar, Australian dollar and Euro relative to the US dollar compared to the three months ended November 30, 2011 resulted in a net decrease of net income of approximately $50,000.

ITEM 4.           CONTROLS AND PROCEDURES.

The Company’s management, with the participation of its principal executive officer and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as at November 30, 2012.

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

Item 1A.         Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1 – Risk Factors” in our Form 10-K for the fiscal year ended August 31, 2012 filed with the SEC on November 29, 2012. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On December 6, 2012, the board of directors authorized a new tranche to repurchase up to 1,000,000 shares of the Company’s common stock at a maximum share purchase price of $1.00 per share. Repurchases will be at times and in amounts as the Company deems appropriate and will be made through open market transactions. All repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The board approved stock repurchase program runs through May 31, 2013. In addition to the applicable securities laws, the Company will not make any purchases during a time at which its insiders are subject to a blackout from trading in the Company’s common shares.

As at January 14, 2013, the Company had repurchase 156,650 common shares to be returned to the treasury for cancellation pursuant to this stock repurchase program.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not Applicable

Item 5.           Other Information

None

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

Dated: January 14, 2013

/s/Steven Vestergaard
Steven Vestergaard, Chief Executive Officer and

/s/Fred Vandenberg
Frederick Vandenberg, Chief Financial Officer