Form 10-Q
period 2013-02-28
DESTINY MEDIA TECHNOLOGIES INC
filed 2013-04-15
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended February 28, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
51,961,922 Shares of $0.001 par value common stock outstanding as of April 15, 2013.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Six months ended February 28, 2013
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
Unaudited

As at
	February 28,	August 31,
	2013	2012
	$	$

ASSETS
Current
Cash and cash equivalents	1,111,490	1,275,423
Accounts receivable, net of allowance for doubtful accounts of $9,747 [August 31, 2012 – $6,053]	496,408	440,053
Other receivables	93,580	48,508
Current portion of long term receivable [note 3]	116,860	104,056
Prepaid expenses	29,834	27,059
Deferred tax assets – current portion	258,000	258,000
Total current assets	2,106,172	2,153,099
Deposits	36,564	37,847
Long term receivable [note 3]	562,812	625,098
Property and equipment, net	262,630	287,958
Deferred tax assets – long term portion	624,000	689,000
Total assets	3,592,178	3,793,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	60,772	199,930
Accrued liabilities	229,820	250,623
Deferred leasehold inducement	3,763	5,843
Deferred revenue	26,366	55,671
Total liabilities	320,721	512,067

Commitments and contingencies [notes 5 and 8]

Stockholders’ equity
Common stock, par value $0.001 [note 4]
Authorized: 100,000,000 shares Issued: 52,118,572; Outstanding: 51,961,922 shares [August 31, 2012 – issued outstanding 52,091,004 shares]	52,119	52,091
Additional paid-in capital	9,008,929	9,008,957
Shares held for cancellation [note 4]	(99,762)	—
Accumulated Deficit	(5,839,782)	(6,013,030)
Accumulated other comprehensive income	149,953	232,917
Total stockholders’ equity	3,271,457	3,280,935
Total liabilities and stockholders’ equity	3,592,178	3,793,002

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
	$	$	$	$

Revenue [note 10]	880,322	894,825	1,944,189	2,019,442

Operating expenses
General and administrative	198,340	431,247	389,597	909,125
Sales and marketing	203,382	193,797	443,600	392,670
Research and development	457,080	546,280	857,432	964,394
Amortization	28,390	16,364	56,046	30,739
	887,192	1,187,688	1,746,675	2,296,928
Income (loss) from operations	(6,870)	(292,863)	197,514	(277,486)
Other income (expenses)
Interest income	20,068	2,159	40,734	4,971
Interest and other expense	—	(546)	—	(1,180)
Income (loss) before income taxes	13,198	(291,250)	238,248	(273,695)
Income tax recovery (expense) - deferred	—	5,000	(65,000)	—
Net Income (loss)	13,198	(286,250)	173,248	(273,695)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(77,448)	35,752	(82,964)	(18,854)

Total comprehensive income (loss)	(64,250)	(250,498)	90,284	(292,549)

Net income per common share, basic and diluted	0.00	(0.01)	0.00	(0.01)

Weighted average common shares outstanding:
Basic	51,989,473	50,487,577	52,051,181	50,487,577
Diluted	52,551,731	50,487,577	52,729,848	50,487,577

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

						Accumulated	Total
			Additional	Shares		other	stockholders’
	Common stock		paid-in	held	Accumulated	comprehensive	equity
	Shares	Amount	capital	for cancellation	Deficit	income
	#	$	$	$	$	$	$
Balance, August 31, 2011	50,487,577	50,613	8,758,044	(50,076)	(6,576,033)	223,317	2,405,865
Total comprehensive income	—	—	—	—	563,003	9,600	572,603
Common stock issued on options exercised	24,225	24	(24)	—	—	—	—
Common stock issued on warrants exercised	1,579,202	1,579	277,171	—	—	—	278,750
Stock options repurchased and cancelled	—	—	(19,080)	—	—	—	(19,080)
Common stock cancelled	—	(125)	(49,951)	50,076	—	—	—
Stock compensation	—	—	42,797	—	—	—	42,797
Balance, August 31, 2012	52,091,004	52,091	9,008,957	—	(6,013,030)	232,917	3,280,935
Total comprehensive income	—	—	—	—	173,248	(82,964)	90,284
Common stock repurchased and held for cancellation – Note 4	(156,650)	—	—	(99,762)	—	—	(99,762)
Common stock issued on options exercised – Note 4	27,568	28	(28)	—	—	—	—
Balance, February 28, 2013	51,961,922	52,119	9,008,929	(99,762)	(5,839,782)	149,953	3,271,457

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

Six months ended,	February 28,	February 29,
	2013	2012
	$	$

OPERATING ACTIVITIES
Net income	173,248	(273,695)
Items not involving cash:
Depreciation and amortization	56,046	30,739
Stock-based compensation	—	42,531
Deferred leasehold inducement	(1,947)	953
Deferred income taxes	65,000	—
Unrealized foreign exchange	(15,484)	—
Changes in non-cash working capital:
Accounts receivable	(73,722)	(141,751)
Other receivables	(48,321)	(52,082)
Prepaid expenses and deposits	(3,798)	(2,544)
Accounts payable	(137,022)	(19,342)
Accrued liabilities	(12,878)	(53,925)
Deferred revenue	(28,360)	19,635
Long term receivable	41,099	—
Net cash provided by (used in) operating activities	13,861	(449,481)

INVESTING ACTIVITIES
Purchase of property and equipment	(39,945)	(62,114)
Net cash used in investing activities	(39,945)	(62,114)

FINANCING ACTIVITIES
Repayments on capital lease obligations	—	(3,894)
Proceeds from options/warrants exercised	—	278,750
Repurchase of common stock	(99,762)	—
Net cash provided by (used in) financing activities	(99,762)	274,856

Effect of foreign exchange rate changes on cash	(38,087)	(23,257)

Net decrease in cash during the period	(163,933)	(259,996)
Cash, beginning of the period	1,275,423	1,238,173
Cash, end of the period	1,111,490	978,177

Supplementary disclosure
Interest paid	—	1,180
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2013

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2013 are not necessarily indicative of the results that may be expected for the year ended August 31, 2013.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2013

3. LONG TERM RECEIVABLE

Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012. The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a registered charge against real estate located in Australia. As at February 28, 2013, installments of $226,450AUD and interest of $67,227AUD had been received. An additional $5,687AUD of interest was receivable at February 28, 2013 and was included in other receivables. This amount was received subsequent to February 28, 2013.

The settlement amount receivable was recorded during the year ended August 31, 2012 as a recovery to general and administrative expenses.

Payments to be received over the next five fiscal years as follows:

	Principal ($)	Interest ($)	Total ($)

2013	61,317	39,085	100,402
2014	113,994	58,124	172,118
2015	126,243	45,875	172,118
2016	139,809	32,309	172,118
2017	154,832	17,286	172,118
Thereafter	83,477	2,512	85,989
	679,672	195,191	874,863

4. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the six months ended February 28, 2013, 27,568 shares were issued pursuant to the cashless exercise of 60,000 share purchase options exercisable at $0.50 during the year ended August 31, 2012.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2013

4. STOCKHOLDERS’ EQUITY (cont’d.)

[b] Common stock cancelled

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

During the six months ended February 28, 2013, the Company repurchased 156,650 shares which were held for cancellation as at February 28, 2013 and cancelled as at April 15, 2013.

During the six months ended February 29, 2012, the Company cancelled 124,930 shares which were repurchased during the last quarter of fiscal year ended August 31, 2011.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2013

4. STOCKHOLDERS’ EQUITY (cont’d.)

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of February 28, 2013, and changes during the period ended are presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$
Outstanding at August 31, 2012	1,800,000	0.48	1.57	802,500

Outstanding at February 28, 2013	1,800,000	0.48	1.08	541,500
Vested and exercisable at February 28, 2013	1,800,000	0.48	1.08	541,500

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at February 28, 2013.

During the three and six months ended February 28, 2013 and February 29, 2012, stock-based compensation expense has been reported in the statement of operations as follows:

	Three Months Ended		Six Months Ended
	February 28	February 29	February 28	February 29
	2013	2012	2013	2012
	$	$	$	$
Stock-based compensation:
General and administrative	—	6,122	—	6,738
Sales and marketing	—	6,903	—	7,159
Research and development	—	28,096	—	28,634
Total stock-based compensation	—	41,121	—	42,531

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2013

4. STOCKHOLDERS’ EQUITY (cont’d.)

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended		Six Months Ended
	February 28	February 29	February 28	February 29
	2013	2012	2013	2012
Expected term of stock options (years)	—	1	—	1
Expected volatility	—	41%-46%	—	41%-46%
Risk-free interest rate	—	0.2%	—	0.2%
Dividend yield	—	—	—	—

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

During the six months ended February 28, 2013, there were no options granted. During the six months ended February 29, 2012, 900,000 options exercisable at $0.50, previously issued to directors and officers of the Company, expired. 900,000 replacement options, also immediately exercisable at $0.50, were issued upon expiry for an additional two years. 450,000 options granted to employees, not listed as expired above, were extended by two years with no changes to other terms. The weighted-average grant-date fair value of options granted and extended during the six month period ended February 29, 2012 was $0.03. As a result of the extension of the life of 450,000 options, the Company recorded an incremental value of $13,519 as part of the total stock-based compensation of $42,531 on the statements of operations during the six months ended February 29, 2012.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2013

4. STOCKHOLDERS’ EQUITY (cont’d.)

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

During the six months ended February 28, 2013, the Company recognized compensation expense of $78,103 (February 29, 2012: $61,056) in salaries and wages on the statement of operations in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.75 (February 29, 2012: $0.48). The shares are held in trust by the Company for a period of one year from the date of purchase.

5. COMMITMENTS

The Company entered into a sub-lease agreement for its premises on September 15, 2010. It commenced on October 22, 2010 and will expire on October 30, 2013. The Company is committed to payments as followed:

$

2013	118,503
2014	39,501

During the six months ended February 28, 2013 the Company incurred rent expense of $92,952 (February 29, 2012: $113,995) which has been allocated between general and administrative expenses, research and development and sales and marketing on the statement of operations.

By a credit facilities agreement dated April 8, 2010 and amended June 17, 2011 and August 23, 2012, the Company has a credit facility with the Royal Bank of Canada consisting of a commercial credit card limit to $48,700 ($50,000 CDN). Borrowings under the facilities are repayable on demand.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2013

6. RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a Director effective October 1, 2010. The Company will pay $2,000 per month, plus authorized expenses. The Director will receive a 10% commission if related new businesses are successfully closed. During the six months ended February 28, 2013, the Company paid consulting fees of $12,000 (February 29, 2012: $12,000) under this agreement.

7. INCOME TAX

The Company has adopted the provisions of ASC 740, Income taxes. This standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2012, the tax years which remain subject to examination by major tax jurisdictions as of February 28, 2013. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

8. CONTINGENCIES

On November 8, 2011, the Company was served with a Notice of Civil Claim in the Supreme Court of British Columbia from Noramco Capital Corporation for $100,000. The claim asserts that the Company has repudiated a subscription agreement entered into in August 2000. Management believes the claim is without merit and that the likelihood that the outcome of this matter will have a material adverse impact on its result of operations, cash flows and financial condition of the Company is remote. The Company has filed a counterclaim against Noramco and the alleged major beneficial shareholder of Noramco, R. A. Bruce McDonald for damages arising from a proposed private placement in 2000 which did not close. On March 4, 2013, Mr. McDonald passed away. The implications for the outstanding litigation are unclear.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2013

9. NEW ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Other Comprehensive Income (Topic 220)”. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This accounting standard update is effective prospectively for annual and interim periods beginning after December 15, 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2013

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended		Six Months Ended
	February 28	February 29	February 28	February 29
	2013	2012	2013	2012
	$	$	$	$
MPE®

North America	469,044	461,639	980,850	1,007,670
Europe	330,297	347,875	799,014	851,936
Australasia	32,609	34,498	69,799	71,865
Total MPE®	831,950	844,012	1,849,663	1,931,471

Clipstream ® & Pirate Radio

North America	48,372	50,813	94,526	87,971
Outside of North America	—	—	—	—
Total Clipstream ® & Pirate Radio	48,372	50,813	94,526	87,971

Total revenue	880,322	894,825	1,944,189	2,019,442

During the six months ended February 28, 2013, two customers represented 54% of the total revenue balance [February 29, 2012 - two customers represented 56%].

As at February 28, 2013, two customers represented $323,840 (65%) of the trade receivables balance [August 31, 2012 – two customers represented 68%].

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2013

Revenue

Total revenue for the six months ended February 28, 2013 declined slightly over the same period in the prior year to $1,944,189 (February 29, 2012 - $2,019,442).

Revenue from the Play MPE® system, which represents over 95% of our total revenues, fell by 4.2% for the six months ended February 28, 2013 compared with the same period in the prior year to $1,849,663 (February 29, 2012 - $1,931,471). This decrease was attributable to unfavorable foreign exchange rate fluctuations between the US dollar and the Euro and a reduction in releases across various markets.

Approximately 41% of our Play MPE® revenue is denominated in Euros for the six months ended February 28, 2013. Play MPE® revenue from Europe for the six months ended February 28, 2013 was $799,014 (February 29, 2012 - $851,936) representing a decrease of 6.2%. European revenue is currently concentrated in the United Kingdom and the Scandinavian countries. Approximately 53% of Play MPE® revenue is denominated in US Dollars and 3% of Play MPE® revenue is denominated in Australia Dollars for the six months ended February 28, 2013.

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

Total operating expenditures for the six months ended February 28, 2013 have decreased by 24.0% over the same period in the prior year to $1,746,675 (February 29, 2012 - $2,296,928). The decrease is mainly attributed to decreased professional fees as a result of the settlement of litigation reached during the third quarter of 2012.

General and administrative	28-Feb	29-Feb	$	%
	2013	2012	Change	Change
	(6 months)	(6 months)
	$	$
Wages and benefits	196,680	195,960	720	0.4%
Rent	14,581	18,059	(3,478)	(19.3%	)
Telecommunications	8,899	9,311	(412)	(4.4%	)
Bad debt	3,934	(1,973)	5,907	(299.4%	)
Office and miscellaneous	83,756	184,222	(100,466)	(54.5%	)
Professional fees	81,747	503,546	(421,799)	(83.8%	)
	389,597	909,125	(519,528)	(57.1%	)

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The decrease in office and miscellaneous is related to foreign exchange gains during the current period, mostly as a result of fluctuations in the value of the Euro, which impacts an cash and accounts receivable balances denominated in that currency.

The decrease in professional fees is primarily the result of the settlement of litigation described above, and the resolution of a wrongful dismissal claim from a former employee in the fourth quarter of 2012. Significant costs were incurred to effect these settlements in the comparative period.

Sales and marketing	28-Feb	29-Feb	$	%
	2013	2012	Change	Change
	(6 months)	(6 months)
	$	$
Wages and benefits	291,742	224,344	67,398	30.0%
Rent	21,628	19,187	2,441	12.7%
Telecommunications	13,200	9,893	3,307	33.4%
Meals and entertainment	6,194	5,865	329	5.6%
Travel	20,353	38,535	(18,182)	(47.2%	)
Advertising and marketing	90,483	94,846	(4,363)	(4.6%	)
	443,600	392,670	50,930	13.0%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The increase in wages and benefits is mainly due to an increased focus from our existing staff on marketing and promotional activities in the current period. The lower travel expenses were due to various sales related trips to Japan and Europe in the comparative period.

Research and development	28-Feb	29-Feb	$	%
	2013	2012	Change	Change
	(6 months)	(6 months)
	$	$
Wages and benefits	765,413	832,823	(67,410)	(8.1%	)
Rent	56,743	76,749	(20,006)	(26.1%	)
Telecommunications	34,631	39,573	(4,942)	(12.5%	)
Research and development	645	15,249	(14,604)	(95.8%	)
	857,432	964,394	(106,962)	(11.1%	)

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. Rent expense has decreased as a result of a rent abatement received during the current quarter. Third party research and development costs decreased due to costs related to building out the functionality of the Play MPE® player in the comparative period.

Amortization

Amortization expense arises from property and equipment, and from patents and trademarks. Amortization increased to $56,046 for the six months ended February 28, 2013 from $30,739 for the six months ended February 29, 2012, an increase of $25,307 or 82.3% as a result of the development of new Clipstream® applications and resulting applications made for various patents and trademarks to protect these products.

Other earnings and expenses

Interest income increased to $40,734 for the six months ended February 28, 2013 from $4,971 for the six months ended February 29, 2012, an increase of $35,763. This is a result of interest income earned on the amount receivable pursuant to the litigation settlement described above.

Interest expense decreased to $Nil for the six months ended February 28, 2013 from $1,180 for the six months ended February 29, 2012, a decrease of $1,180.

Net income

During the six months ended February 28, 2013 we have net income of $173,248 (February 29, 2012 – net loss of $273,695). The increase in net income during the period is the result of a large decrease in professional fees, partially offset by increased salaries and wages costs due to additional staff.

Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income from operations to Adjusted EBITDA over the eight most recently completed fiscal quarters:

	2011 Q3	2011 Q4	2012 Q1	2012 Q2	2012 Q3	2012 Q4	2013 Q1	2013 Q2
	$	$	$	$	$	$	$	$
Net Income	230,720	377,952	12,555	(286,250)	651,141	185,557	160,050	13,198
Amortization and stock compensation	14,943	18,625	15,785	57,485	24,514	34,219	27,656	28,390
Deduct interest income	(1,302)	(4,918)	(2,178)	(1,613)	(22,642)	(20,434)	(20,666)	(20,068)
Income tax	94,000	67,000	5,000	(5,000)	190,000	18,000	65,000	-
Adjusted EBITDA	338,361	458,659	31,162	(235,378)	843,013	217,342	232,040	21,520

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $1,111,490 as at February 28, 2013 (August 31, 2012 - $1,275,423). The decrease in our cash was mainly due to a decrease in accounts payable. We had working capital of $1,785,451 as at February 28, 2013 compared to working capital of $1,641,032 as at August 31, 2012.

CASHFLOWS

Net cash provided by operating activities was $13,861 for the six months ended February 28, 2013, compared to net cash used of $449,481 for the six months ended February 29, 2012. The main reason for the decrease in net cash flows used in the operating activities was primarily due to cash receipts from a long term receivable arising from a legal settlement in the third quarter of 2012, as well as an increase in receivables balances in the comparative period.

The cash used in investing activities was $39,945 for the six months ended February 28, 2013. The net cash used in investing activities was $62,114 for the six months ended February 29, 2012. Cash used in investing activities are largely attributable to the development of new Clipstream® applications and the resulting applications made for various patents and trademarks to protect these products.

Net cash used in financing activities was $99,762 for the six months ended February 28, 2013 compared to net cash provided of $274,856 for the six months ended February 29, 2012. The change is mainly the result of share purchase warrants exercised during the second quarter of fiscal 2012 and the reimplementation of the share buyback program during the second fiscal quarter of 2013 and the subsequent repurchase of shares for return to the treasury.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Other Comprehensive Income (Topic 220)”. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This accounting standard update is effective prospectively for annual and interim periods beginning after December 15, 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Contingencies

As discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Note 8 “Contingencies” in Notes to Interim Consolidated Financial Statements, the Company is subject from time to time to various legal proceedings and claims that arise in the ordinary course of business. In accordance with US GAAP, the Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the six months ended February 28, 2013, net fluctuations in the value of the Canadian dollar, Australian dollar and Euro relative to the US dollar compared to the six months ended February 29, 2012 resulted in a net decrease of net income of approximately $56,000.

ITEM 4. CONTROLS AND PROCEDURES.

The Company’s management, with the participation of its principal executive officer and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as at February 28, 2013.

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

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On November 8, 2011, the Company was served with a Notice of Civil Claim in the Supreme Court of British Columbia from Noramco Capital Corporation for $100,000. The claim asserts that the Company has repudiated a subscription agreement entered into in August 2000. Management believes the claim is without merit and that the likelihood that the outcome of this matter will have a material adverse impact on its result of operations, cash flows and financial condition of the Company is remote. The Company has filed a counterclaim against Noramco and the alleged major beneficial shareholder of Noramco, R. A. Bruce McDonald for damages arising from a proposed private placement in 2000 which did not close. On March 4, 2013, Mr. McDonald passed away. The implications for the outstanding litigation are unclear.

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

As at April 15, 2013, the Company had repurchased 156,650 common shares returned to the treasury for cancellation pursuant to this stock repurchase program.

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

Dated: April 15, 2013

/s/Steven Vestergaard
Steven Vestergaard, Chief Executive Officer
and

/s/Fred Vandenberg
Frederick Vandenberg, Chief Financial Officer