Form 10-Q
period 2013-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2013-07-15
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ended May 31, 2013

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
Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
51,961,922 Shares of $0.001 par value common stock outstanding as of July 12, 2013.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

Condensed Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Nine months ended May 31, 2013
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
Unaudited

As at
	May 31,	August 31,
	2013	2012
	$	$

ASSETS
Current
Cash and cash equivalents	1,225,754	1,275,423
Accounts receivable, net of allowance for doubtful accounts of $11,605 [August 31, 2012 – $6,053]	603,509	440,053
Other receivables	13,686	48,508
Current portion of long term receivable [note 3]	105,062	104,056
Prepaid expenses	32,990	27,059
Deferred tax assets – current portion	258,000	258,000
Total current assets	2,239,001	2,153,099
Deposits	36,279	37,847
Long term receivable [note 3]	504,841	625,098
Property and equipment, net	242,720	287,958
Deferred tax assets – long term portion	616,000	689,000
Total assets	3,638,841	3,793,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	59,796	199,930
Accrued liabilities	225,374	250,623
Deferred leasehold inducement	7,364	5,843
Deferred revenue	59,775	55,671
Total liabilities	352,309	512,067

Commitments and contingencies [notes 5 and 8]

Stockholders’ equity
Common stock, par value $0.001 [note 4] Authorized: 100,000,000 shares
Issued and outstanding: 51,961,922 shares [August 31, 2012 – issued and outstanding 52,091,004 shares]	51,962	52,091
Additional paid-in capital	8,911,269	9,008,957
Accumulated deficit	(5,813,187)	(6,013,030)
Accumulated other comprehensive income	136,488	232,917
Total stockholders’ equity	3,286,532	3,280,935
Total liabilities and stockholders’ equity	3,638,841	3,793,002

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012
	$	$	$	$

Revenue [note 10]	873,866	1,022,921	2,818,055	3,042,363

Operating expenses
General and administrative [note 3]	285,857	(469,548)	675,454	439,574
Sales and marketing	207,492	162,146	651,092	554,816
Research and development	336,083	492,041	1,193,515	1,456,435
Amortization	28,746	24,248	84,792	54,987
	858,178	208,887	2,604,853	2,505,812
Income from operations	15,688	814,034	213,202	536,551
Other income (expenses)
Other income	—	4,462	—	4,462
Interest income	18,907	22,648	59,641	27,619
Interest and other expense	—	(6)	—	(1,186)
Income before income taxes	34,595	841,138	272,843	567,446
Income tax expense - deferred	8,000	190,000	73,000	190,000
Net Income	26,595	651,138	199,843	377,446

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(13,465)	(44,320)	(96,429)	(63,174)

Total comprehensive income	13,130	606,818	103,414	314,272

Net income per common share, basic and diluted	0.00	0.01	0.00	0.01

Weighted average common shares outstanding:
Basic	51,961,922	51,881,309	52,021,101	50,955,546
Diluted	52,651,928	52,663,722	52,703,717	51,362,308

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

						Accumulated	Total
			Additional	Shares		other	stockholders’
	Common stock		paid-in	held	Accumulated	comprehensive	equity
	Shares	Amount	capital	for cancellation	Deficit	income
	#	$	$	$	$	$	$
Balance, August 31, 2011	50,487,577	50,613	8,758,044	(50,076)	(6,576,033)	223,317	2,405,865
Total comprehensive income	—	—	—	—	563,003	9,600	572,603
Common stock issued on options exercised	24,225	24	(24)	—	—	—	—
Common stock issued on warrants exercised	1,579,202	1,579	277,171	—	—	—	278,750
Stock options repurchased and cancelled	—	—	(19,080)	—	—	—	(19,080)
Common stock cancelled	—	(125)	(49,951)	50,076	—	—	—
Stock compensation	—	—	42,797	—	—	—	42,797
Balance, August 31, 2012	52,091,004	52,091	9,008,957	—	(6,013,030)	232,917	3,280,935
Total comprehensive income	—	—	—	—	199,843	(96,429)	103,414
Common stock issued on options exercised – Note 4	27,568	28	(28)	—	—	—	—
Common stock cancelled – Note 4	(156,650)	(157)	(99,605)	—	—	—	(99,762)
Stock compensation – Note 4	—	—	1,945	—	—	—	1,945
Balance, May 31, 2013	51,961,922	51,962	8,911,269	—	(5,813,187)	136,488	3,286,532

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Expressed in United States dollars)
Unaudited

Nine months ended,	May 31,	May 31,
	2013	2012
	$	$

OPERATING ACTIVITIES
Net income	199,843	377,446
Items not involving cash:
Amortization	84,792	54,987
Stock-based compensation	1,945	42,797
Deferred leasehold inducement	1,820	957
Deferred income taxes	73,000	190,000
Unrealized foreign exchange	17,396	34,027
Changes in non-cash working capital:
Accounts receivable	(187,588)	(154,994)
Other receivables	33,878	38,865
Prepaid expenses and deposits	(7,281)	12,716
Accounts payable	(136,288)	37,833
Accrued liabilities	(15,528)	(39,756)
Deferred revenue	6,618	2,318
Long term receivable	74,539	(760,174)
Net cash provided by (used in) operating activities	147,146	(162,978)

INVESTING ACTIVITIES
Purchase of property and equipment	(50,403)	(145,576)
Net cash used in investing activities	(50,403)	(145,576)

FINANCING ACTIVITIES
Repayments on capital lease obligations	—	(3,913)
Proceeds from options/warrants exercised	—	278,750
Repurchase of common stock	(99,762)	(19,080)
Net cash provided by (used in) financing activities	(99,762)	255,757

Effect of foreign exchange rate changes on cash	(46,650)	(45,800)

Net decrease in cash during the period	(49,669)	(98,597)
Cash, beginning of the period	1,275,423	1,238,173
Cash, end of the period	1,225,754	1,139,576

Supplementary disclosure
Interest paid	—	1,186
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2013

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the year ended August 31, 2013.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2013

3. LONG TERM RECEIVABLE

Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012. The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a registered charge against real estate located in Australia. As at May 31, 2013, installments of $282,650AUD and interest of $89,543AUD had been received.

The settlement amount receivable was recorded during the year ended August 31, 2012 as a recovery to general and administrative expenses.

Payments to be received over the next five fiscal years as follows:

	Principal ($)	Interest ($)	Total ($)

2013	25,269	15,414	40,683
2014	107,777	54,955	162,732
2015	119,359	43,373	162,732
2016	132,185	30,547	162,732
2017	146,389	16,343	162,732
Thereafter	78,924	2,375	81,299
	609,903	163,007	772,910

4. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the nine months ended May 31, 2013, 27,568 shares were issued pursuant to the cashless exercise of 60,000 share purchase options exercisable at $0.50 during the year ended August 31, 2012.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2013

4. STOCKHOLDERS’ EQUITY (cont’d.)

[b] Common stock cancelled

On December 6, 2012, the board of directors authorized for repurchase a new tranche of up to 1,000,000 shares of the Company’s common stock at a maximum share purchase price of $1.00 per share. Repurchases will be at times and in amounts as the Company deems appropriate and will be made through open market transactions. All repurchases will be made in compliance with the Securities and Exchange Commission’s Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. The board approved stock repurchase program runs through May 31, 2013. In addition to the applicable securities laws, the Company will not make any purchases during a time at which its insiders are subject to a blackout from trading in the Company’s common shares.

During the nine months ended May 31, 2013, the Company repurchased and cancelled 156,650 shares.

During the nine months ended May 31, 2012, the Company cancelled 124,930 shares which were repurchased during the last quarter of fiscal year ended August 31, 2011.

[c] Stock option plans

The Company has two existing stock option plans (the “Plans”), namely the Amended 1999 Stock Option Plan and the 2006 Stock Option Plan, under which up to 3,750,000 and 5,100,000 shares of the common stock, respectively, have been reserved for issuance. A total of 2,094,716 common shares remain eligible for issuance under the plans. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2013

4. STOCKHOLDERS’ EQUITY (cont’d.)

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of May 31, 2013, and changes during the period ended are presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$
Outstanding at August 31, 2012	1,800,000	0.48	1.57	802,500
Granted	75,000	0.85
Outstanding at May 31, 2013	1,875,000	0.49	0.82	836,250
Vested and exercisable at May 31, 2013	1,815,625	0.48	0.82	830,906

The following table summarizes information regarding the non-vested stock purchase options outstanding during the nine months ended May 31, 2013:

Number of Options
Non-vested options at August 31, 2012	—
Granted	75,000
Vested	(15,625)
Non-vested options at May 31, 2013	59,375

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at May 31, 2013.

During the three and nine months ended May 31, 2013 and May 31, 2012, stock-based compensation expense has been reported in the statement of operations as follows:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2013	2012	2013	2012
	$	$	$	$
Stock-based compensation:
General and administrative	1,945	42	1,945	6,713
Sales and marketing	—	44	—	7,133
Research and development	—	179	—	28,951
Total stock-based compensation	1,945	265	1,945	42,797

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2013

4. STOCKHOLDERS’ EQUITY (cont’d.)

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2013	2012	2013	2012
Expected term of stock options (years)	0.37-0.46	—	0.37-0.46	1
Expected volatility	49%-54%	—	49%-54%	41%-46%
Risk-free interest rate	0.07%-0.09%	—	0.07%-0.09%	0.2%
Dividend yield	—	—	—	—

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

During the nine months ended May 31, 2013, the Company entered into a consulting agreement with a nonemployee to provide investor relations consulting services and maximize shareholder value. As part of the agreement, the Company has issued 75,000 options exercisable at $0.85. The options vest equally over twelve months following the signing of the agreement on March 15, 2013. The vested options of 15,625 during the nine months ended May 31, 2013 was measured using the Black-Scholes option-pricing model and amounted to $1,945. The amount was expensed to general and administrative in the statement of operations.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2013

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

During the nine months ended May 31, 2013, the Company recognized compensation expense of $89,286 (May 31, 2012: $78,180) in salaries and wages on the statement of operations in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.75 (May 31, 2012: $0.52). The shares are held in trust by the Company for a period of one year from the date of purchase.

5. COMMITMENTS

The Company entered into a sub-lease agreement for its premises on September 15, 2010. It commenced on October 22, 2010 and will expire on October 30, 2013. The Company is committed to payments as followed:

$

2013	58,787
2014	39,191

During the nine months ended May 31, 2013 the Company incurred rent expense of $148,730 (May 31, 2012: $172,335) which has been allocated between general and administrative expenses, research and development and sales and marketing on the statement of operations.

By a credit facilities agreement dated April 8, 2010 and amended June 17, 2011 and August 23, 2012, the Company has a credit facility with the Royal Bank of Canada consisting of a commercial credit card limit of $48,400 ($50,000 CDN). Borrowings under the facilities are repayable on demand.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2013

6. RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a Director effective October 1, 2010. The Company will pay $2,000 per month, plus authorized expenses. The Director will receive a 10% commission if related new businesses are successfully closed. During the nine months ended May 31, 2013, the Company paid consulting fees of $18,000 (May 31, 2012: $18,000) under this agreement.

7. INCOME TAX

The Company has adopted the provisions of ASC 740, Income taxes. This standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2012, the tax years which remain subject to examination by major tax jurisdictions as of May 31, 2013. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

NOTES TO INTERIM CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2013

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

Accounting Standards Not Yet Effective

In March 2013, the FASB issued Accounting Standards Update 2013-05, “Foreign Currency Matters (Topic 830)”. The objective of this Update is to resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. This accounting standard update is effective prospectively for annual and interim periods beginning after December 31, 2013. The Company is currently evaluating the impact of this update on the consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2013

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2013	2012	2013	2012
	$	$	$	$
MPE®

North America	327,278	519,211	1,308,128	1,526,881
Europe	485,619	428,723	1,284,633	1,280,659
Australasia	32,542	37,463	102,341	109,328
Total MPE®	845,439	985,397	2,695,102	2,916,868

Clipstream ® & Pirate Radio

North America	28,427	37,524	122,953	125,495
Outside of North America	—	—	—	—
Total Clipstream ® & Pirate Radio	28,427	37,524	122,953	125,495

Total revenue	873,866	1,022,921	2,818,055	3,042,363

During the nine months ended May 31, 2013, one customer represented 52% of the total revenue balance [May 31, 2012 - two customers represented 56%].

As at May 31, 2013, one customer represented $418,747 (69%) of the trade receivables balance [August 31, 2012 – two customers represented 68%].

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

OVERVIEW AND CORPORATE BACKGROUND

Destiny Media Technologies, Inc. was incorporated in August 1998 under the laws of the State of Colorado. We carry out our business operations through our wholly owned subsidiaries, Destiny Software Productions Inc., a British Columbia company that was incorporated in 1992, MPE Distribution, Inc. a Nevada company that was incorporated in 2007 and Sonox Digital Inc., incorporated under the Canada Business Corporations Act on June 28, 2012. The “Company”, “Destiny” or “we” refers to the consolidated activities of all four companies.

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

The Company has a core business distributing secure pre-release music and music videos to trusted recipients on behalf of the major record labels and has completed R&D on a new player-less streaming video product, Clipstream®. A number of products are being built around this streaming video engine, with the first expected to launch in the first quarter of 2014. Expenses associated with this initiative have been expensed, while patent expenses have been capitalized.

Clipstream® is a disruptive technology that delivers streaming video in a manner that solves a number of industry challenges and has a number of significant advantages over other video technologies. Videos in the new Clipstream® format will play on most browsers, reducing or eliminating the need to transcode or host multiple formats and will reach more users and more devices. Because it is served by a web server rather than a proprietary streaming server, it will cache, substantially reducing costs associated with bandwidth and infrastructure costs. With no players to download or install and native support from all modern browsers, Clipstream® encoded content will have the highest play rate (35% higher than H.264, the next most common format across computers and devices). Unlike other HTML 5 solutions, Clipstream® content can easily be secured from unauthorized viewing or duplication to unauthorized domains. Finally, videos encoded in our format are expected to have the greatest longevity as future browser standards will ensure play back in browsers.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2013

Revenue

Total revenue for the nine months ended May 31, 2013 declined 7.4% over the same period in the prior year to $2,818,055 (May 31, 2012 - $3,042,363).

Revenue from the Play MPE® system, which represents approximately 96% of our total revenues, fell by 7.6% for the nine months ended May 31, 2013 compared with the same period in the prior year to $2,695,102 (May 31, 2012 - $2,916,868). The decrease for the nine-month period is attributable to various terms reached in a renewed agreement with Universal Music Group (UMG). Amongst other things, the two-year renewal was restructured to reduce the amount that is considered chargeable usage and provides a global monthly committed usage rather than individual territory commitments. Further, revenue associated with UMG distributions of EMI content is now included under this agreement and also contributes the reduction. This restructuring was necessary to facilitate the expansion of UMG’s usage into new territories and facilitates a broader coverage in existing territories. Revenue associated with this agreement is currently at the monthly committed usage and should only increase in future periods.

There were a number of positive impacts for Play MPE® revenue which partially offset this decline. In Scandinavia, Play MPE® has shown strong growth with other major labels (46% growth over the prior period) and independent labels (75% growth over the prior period) in spite of decline in the relative value of the Euro. In the United States, Play MPE® continues to see growth in independent label revenue (2%), and non-UMG major labels (3%).

Approximately 48% of our Play MPE® revenue is denominated in Euros for the nine months ended May 31, 2013. European revenue is currently concentrated in the United Kingdom and the Scandinavian countries. Approximately 48% of Play MPE® revenue is denominated in US Dollars and 3% of Play MPE® revenue is denominated in Australia Dollars for the nine months ended May 31, 2013.

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

Total operating expenditures in the prior year were significantly impacted by litigation through both the legal fees incurred and the settlement that it applied to reduce total legal fees. Comparing the two periods without describing this impact is less meaningful. Ignoring the impact of all litigation total operating costs were $2,577,453 for the nine-month period ending May 31, 2013 and $2,757,412 for the same period in fiscal 2012. Therefore, ignoring the impact of various legal disputes that have been substantially resolved, operating costs have fallen by 6.5%.

These cost reductions are primarily the result of a reduction in foreign exchange gains, and a reduction in contract expenditures and salaries and wages. These reductions were achieved through more efficient staffing, and a reduction in non-cash option expenditures.

Including all operating costs, total operating expenditures for the nine months ended May 31, 2013 have increased by 4.0% over the same period in the prior year to $2,604,853 (May 31, 2012 - $2,505,812).

General and administrative	31-May	31-May	$	%
	2013	2012	Change	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	290,067	293,310	(3,243)	(1.1%	)
Rent	24,156	27,033	(2,877)	(10.6%	)
Telecommunications	13,262	13,758	(496)	(3.6%	)
Bad debt	5,893	(4,958)	10,851	(218.9%	)
Office and miscellaneous	204,476	292,224	(87,748)	(30.0%	)
Professional fees	137,600	(181,793)	319,393	(175.7%	)
	675,454	439,574	235,880	53.7%

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

The increase in professional fees is the result of the recovery of litigation costs in 2012 that resulted in a negative net expenditure for the comparative period.

Sales and marketing	31-May	31-May	$	%
	2013	2012	Change	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	440,487	323,179	117,308	36.3%
Rent	36,682	28,723	7,959	27.7%
Telecommunications	20,140	14,618	5,522	37.8%
Meals and entertainment	9,058	9,671	(613)	(6.3%	)
Travel	35,108	56,037	(20,929)	(37.3%	)
Advertising and marketing	109,617	122,588	(12,971)	(10.6%	)
	651,092	554,816	96,276	17.4%

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

Research and development	31-May	31-May	$	%
	2013	2012	Change	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	1,055,430	1,264,904	(209,474)	(16.6%	)
Rent	87,892	116,580	(28,688)	(24.6%	)
Telecommunications	49,329	59,333	(10,004)	(16.9%	)
Research and development	864	15,618	(14,754)	(94.5%	)
	1,193,515	1,456,435	(262,920)	(18.1%	)

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The decrease in wages and benefits is mainly due to the Company’s focus on marketing and promotional activities from our existing development staff as described above. Rent expense has decreased as a result of a rent abatement received during the second fiscal quarter of this year. Third party research and development costs decreased due to costs related to building out the functionality of the Play MPE® player in the comparative period.

Amortization

Amortization expense arises from property and equipment, and from patents and trademarks. Amortization increased to $84,792 for the nine months ended May 31, 2013 from $54,987 for the nine months ended May 31, 2012, an increase of $29,805 or 54.2% as a result of the development of new Clipstream® applications and resulting applications made for various patents and trademarks to protect these products.

Other earnings and expenses

Interest income increased to $59,641 for the nine months ended May 31, 2013 from $27,619 for the nine months ended May 31, 2012, an increase of $32,022. This is a result of interest income earned on the amount receivable pursuant to the litigation settlement described above.

Interest expense decreased to $Nil for the nine months ended May 31, 2013 from $1,186 for the nine months ended May 31, 2012, a decrease of $1,186.

Net income

During the nine months ended May 31, 2013 we have net income of $199,843 (May 31, 2012 – net income of $377,446). The decrease in net income during the period is the recovery of litigation costs in the comparative period and decreased revenue resulting from less usage, partially offset by decreased salaries and wages costs due to lower stock compensation cost and foreign exchange gains mostly as a result of fluctuations in the value of the Euro.

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

	2011 Q4	2012 Q1	2012 Q2	2012 Q3	2012 Q4	2013 Q1	2013 Q2	2013 Q3
	$	$	$	$	$	$	$	$

Net Income	377,952	12,555	(286,250)	651,138	185,560	160,050	13,198	26,595
Amortization and stock compensation	18,625	15,785	57,485	24,513	34,220	27,656	28,390	30,692
Deduct interest income	(4,918)	(2,178)	(1,613)	(22,642)	(20,434)	(20,666)	(20,068)	(18,907)
Income tax	67,000	5,000	(5,000)	190,000	18,000	65,000	—	8,000
Adjusted EBITDA	458,659	31,162	(235,378)	843,009	217,346	232,040	21,520	46,380

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $1,225,754 as at May 31, 2013 (August 31, 2012 - $1,275,423). We had working capital of $1,886,692 as at May 31, 2013 compared to working capital of $1,641,032 as at August 31, 2012. The increase in our working capital was mainly due to a decrease in our accounts payable.

CASHFLOWS

Net cash provided by operating activities was $147,146 for the nine months ended May 31, 2013, compared to net cash used of $162,978 for the nine months ended May 31, 2012. The main reason for the increase in net cash flows provided in the operating activities was primarily due to the decrease in total operating cost without the impact of the litigation settlement in comparative period.

The cash used in investing activities was $50,403 for the nine months ended May 31, 2013. The net cash used in investing activities was $145,576 for the nine months ended May 31, 2012. Cash used in investing activities are largely attributable to the development of new Clipstream® applications and the resulting applications made for various patents and trademarks to protect these products.

Net cash used in financing activities was $99,762 for the nine months ended May 31, 2013 compared to net cash provided of $255,757 for the nine months ended May 31, 2012. The change is mainly the result of share purchase warrants exercised during the second quarter of fiscal 2012 and the reimplementation of the share buyback program during the second fiscal quarter of 2013 and the subsequent repurchase of shares for return to the treasury.

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

Accounting Standards Not Yet Effective

In March 2013, the FASB issued Accounting Standards Update 2013-05, “Foreign Currency Matters (Topic 830)”. The objective of this Update is to resolve the diversity in practice about whether Subtopic 810-10, Consolidation—Overall, or Subtopic 830-30, Foreign Currency Matters—Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. This accounting standard update is effective prospectively for annual and interim periods beginning after December 31, 2013. The Company is currently evaluating the impact of this update on the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

We prepare our interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and make estimates and assumptions that affect our reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingent liabilities. We base our estimates on historical experience and other assumptions that we believe are reasonable in the circumstances. Actual results may differ from these estimates.

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

If management’s estimates of the cash flows or operating results do not materialize due to errors in estimates or unforeseen changes to the economic conditions affecting the Company, it could result in an impairment adjustment in future periods up to the carrying value of the deferred income tax balance of $874,000.

Contingencies

As discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Note 8 “Contingencies” in Notes to Interim Condensed Consolidated Financial Statements, the Company is subject from time to time to various legal proceedings and claims that arise in the ordinary course of business. In accordance with US GAAP, the Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the nine months ended May 31, 2013, net fluctuations in the value of the Canadian dollar, Australian dollar and Euro relative to the US dollar compared to the nine months ended May 31, 2012 resulted in a net decrease of net income of approximately $39,000.

ITEM 4.	CONTROLS AND PROCEDURES.

The Company’s management, with the participation of its principal executive officer and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures(as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as at May 31, 2013.

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

As at July 15, 2013, the Company had repurchased and cancelled 156,650 common shares pursuant to this stock repurchase program.

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

Dated: July 15, 2013

/s/Steven Vestergaard
Steven Vestergaard, Chief Executive Officer
and

/s/Fred Vandenberg
Frederick Vandenberg, Chief Financial Officer