Form 10-K
period 2013-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2013-11-25
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

(Mark One)

FORM 10-K

[X]	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended August 31, 2013

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from ____________ to ____________

COMMISSION FILE NUMBER 0-28259

DESTINY MEDIA TECHNOLOGIES INC.
(Name of registrant as specified in its charter)

COLORADO	84-1516745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 750, PO Box 11527, 650 West Georgia Street,
Vancouver, British Columbia, Canada	V6B 4N7
(Address of principal executive offices)	(Zip Code)

604-609-7736
Registrant's telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:	NOT APPLICABLE

Securities registered under Section 12(g) of the Exchange Act:	COMMON STOCK, $0.001 PAR VALUE PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[   ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
[   ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $31,697,519.

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of November 25, 2013 was 52,021,353.

DOCUMENTS INCORPORATED BY REFERENCE

None

DESTINY MEDIA TECHNOLOGIES INC.
FORM 10-K

INDEX

PART I

FORWARD LOOKING STATEMENTS

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding Destiny Media's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below under “Item 1A. Risk Factors”, and, from time to time, in other reports Destiny Media files with the SEC. These factors may cause Destiny Media's actual results to differ materially from any forward-looking statements. Destiny Media disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Such information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

CURRENCY

All dollar amounts in this Annual Report on Form 10-K are presented in United States dollars unless otherwise indicated.

ITEM 1. BUSINESS.

OVERVIEW AND CORPORATE BACKGROUND

Destiny Media Technologies, Inc. was incorporated in August 1998 under the laws of the State of Colorado. We carry out our business operations through our wholly owned subsidiary, Destiny Software Productions Inc., a British Columbia company that was incorporated in 1992, MPE Distribution, Inc. a Nevada company that was incorporated in 2007 and Sonox Digital Inc incorporated under the Canada Business Corporations Act in 2012. The “Company”, “Destiny Media”, “Destiny” or “we” refers to the consolidated activities of all three companies.

Our principal executive office is located at Suite 750, PO Box 11527, 650 West Georgia Street, Vancouver, British Columbia V6B 4N7. Our telephone number is (604) 609-7736 and our facsimile number is (604) 609-0611.

Our common stock trades on TSX Venture Exchange in Canada under the symbol “DSY”, on the OTCQX U.S. (“OTCQX”) under the symbol “DSNY”, and on various German exchanges (Frankfurt, Berlin, Stuttgart and Xetra) under the symbol DME, WKN 935 410.

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

Clipstream® Legacy

The bulk of these legacy revenues are generated by services provided to the market research industry, which has adopted our solution because of the higher “play rates” and the higher level of security in our offering. Clipstream® powered videos are integrated into video questionnaires for use in market research surveys. The market research industry prefers our solution because the successful view rates are higher and because the security is more mature than other solutions. Videos can be secured to play only from authorized URL's and they actively block “screenscraping” programs that might try to download the video locally. In addition, videos are watermarked, so the source of unauthorized content can be identified.

This legacy technology relies on a plugin from Oracle to be bundled into the browser and the install rate of this plugin has declined significantly since launch fourteen years ago. This first generation of Clipstream® generally does not work at all on smart phones and other devices. This product is in the process of being phased out and is not expected to be offered past the end of Q2-2014. The Company has successfully developed a second generation version of Clipstream® (G2) which works natively on all modern browsers. The Company has been transitioning legacy customers to use the new technology. The Company offers this as a service where the videos are encoded and hosted on Company servers.

Clipstream® Next Generation

The introduction of new browsers supporting HTML 5 has created a new opportunity where video can be decompressed and rendered directly by the browser. The Company has filed seven US patents claiming an August 2011 priority date over this new technology, which use the HTML 5 <canvas> tag and Javascript to render the video rather than using the HTML 5 <video> tag. This approach has a large number of advantages which disrupt the existing paradigm.

Streaming video encoded in this format can be hosted from any brand of web server and it will play directly across desktops, laptops, smart phones, tablets, e-book readers, internet enabled TV's and other devices, including future devices still under development. As the streams are served by HTTP progressive download, they can be reused potentially reducing the bandwidth and hardware infrastructure required at the source. Clipstream® G2 is cross platform which results in savings from the elimination of costs associated with re-encoding videos into multiple formats (transcoding) and costs of the extra storage, power, air conditioning, staff and facility space required by competitive offerings. The solution is playerless and does not rely on third party plug-ins. Video encoded in this format does not need to be re-encoded in the future as future browsers will be backwards compatible with the standards the technology relies on.

The Clipstream® G2 engine has been developed and is currently being demonstrated at http://www.clipstream.com. Some market research companies have migrated to this new technology and the Company is currently offering encoding in this format as a service.

Clipstream® Cloud

The first service based around this engine, the Clipstream® cloud is expected to launch in fiscal 2014. Similar to Youtube, but intended for corporate users, this system allows non technical staff to easily create cross platform videos. Users download a free tool from our automated site, then drag and drop video files in any format into that tool, which uploads them to the cloud. A link is returned to the user which they can insert into any webpage to embed the video into that webpage. That single video format will play cross platform on a wide variety of current and future devices without conversion. The user can log into their own management account to change settings on the video and to see real time usage statistics.

The cloud is managed by servers at one or more Destiny controlled facilities. The actual location where the content is stored and hosted is open ended. The Company is currently partnered with Amazon's cloud services to provide hosting services, but some or all of the content can be moved in the future to other providers, including Destiny's own facilities. This flexibility was built into the system so that usage could scale quickly if demand was there.

The business model is usage based. Users will purchase a monthly package through an automated credit card sale, which will limit the amount of transfer they are allowed in a month. Any overage outside of that package would be automatically billed the following month.

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

More than 1,000 record labels, including all four major labels (Universal Music Group (“UMG"), Warner Music Group, EMI and Sony), are regularly using Play MPE® to deliver their content to radio.

Each distribution is initiated by our customers, who “encode” the content and enter the appropriate data. Our software has a tiered permissions based access allowing our clients to assign varying rights, capabilities and responsibilities to different members of their staff. For example, some customer staff may manage assets (album cover imagery, music videos, the raw music, promotional information and other meta data), while others manage hierarchical permission based lists of recipients. Larger labels are normally structured into label groups, each with their own labels with varying access (permissions) to various subsets of the master recipient lists.

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

All exported songs are marked in real time with Destiny’s patent pending watermark technology. Songs that appear on the internet are scanned by the International Federation of the Phonographic Industry’s (“IFPI”) for our watermark. Headquartered in London, UK, the IFPI is the organization that represents the interests of the recording industry worldwide and one of its missions is to safeguard the rights of record producers. IFPI web crawlers visit torrents, peer to peer networks and websites searching for unauthorized content. When problem files are identified, the IFPI software looks for Destiny’s watermark in the content to identify the originating source. If a mark is found, Destiny's server and the originating label are automatically contacted so that recipient can be disabled from the system and appropriate action can be taken against the individual to hold that recipient accountable for the unauthorized distribution.

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

Real time usage statistics for Play MPE® are available at: http://dsny.com/mpe%20stats

The Play MPE® solution is protected by three granted and seven pending patents.

BUSINESS DEVELOPMENT

MPE®

In fiscal 2013, annual revenue was $3,679,029 with over 95% of our revenue from Play MPE®.

In October 2012, the Japanese patent office granted preliminary approval for our watermarking patent. Unlike competing solutions which require transforming the audio and embedding frequencies, our solution marks audio with identifying information which is completely inaudible, which can't be removed and which survives conversion into non digital formats.

In February, the Company announced the launch of Daily Play MPE® (http://daily.plaympe.com). This website announces many of the releases that are sent through Play MPE® and provides charts listing the songs with the greatest Play MPE® activity in different geographic locations. As record labels distribute songs to their targeted recipients, our system now will automatically feed this information, along with cover art and other meta data, to the Daily Play MPE® website. This feed will, in turn, be automatically relayed to our social media sites: https://www.facebook.com/dailyplaympe and https://twitter.com/PlayMPE. With the website and social media feeds, the Company hopes to expand our presence in social media, increase the direct interaction with recipients, provide greater promotional value to our record label clients and Play MPE® itself and facilitate greater traffic through the Play MPE® system.

In April, the Company announced a major upgrade to both the software and hardware infrastructure with the launch of the Play MPE® Direct-to-Web portal (http://goplay.plaympe.com). Now recipients will be able to access pre-release music distributed through the Play MPE® system with installed player software. The Company also announced the release of the new Play MPE® App for iPhone and a new global contract with Universal Music Group to send music to countries anywhere in the world.

In June, the Company announced the release of the Play MPE® App for Android.

Some highlights for the year include:

September 6-8, 2012	Christian Music Broadcasters Momentum Conference in Orlando, FL
September 6-9, 2012	Canadian Country Music Week, Saskatoon, SK
September 21-22, 2012	iHeartRadio Music Festival, Las Vegas, NV
October 8-9, 2012	San Francisco MusicTech Summit XI, San Francisco, CA
February 26-March 1, 2013	Country Radio Seminars, Nashville, TN
March 12-16, 2013	South by Southwest Music and Media Conference in Austin, TX
March 19-24, 2013	Canadian Music Week in Toronto, ON
March 21-22, 2013	City of Hope, New York, NY
August 6-9, 2013	FMQB Triple A Convention, Boulder, CO

Clipstream®

In August of fiscal 2012, the Company launched an initial proof of concept for the second generation Clipstream® solution. This was followed by a potential commercial prototype in December. This version required too much CPU and too much bandwidth for a large fraction of the users. We developed a new more efficient compression CODEC that required much less CPU and much less bandwidth to meet the same quality requirements in February 2013. In March 2013, we transitioned three legacy market research customers to begin paid trials using this commercial candidate. We worked with these test customers in a real world environment with real survey respondents and continued to modify the CODEC and playback engine through the summer. In June 2013, we began offering this engine to all market research customers at the Market Research Association Annual Conference. We also began transitioning existing market research customers from our legacy streaming offering to the new technology.

Around this playerless streaming engine, we are building out a number of new products. The first is a cloud uploader system. Users will drag and drop video files in any standard video format into our free tool and it will convert into our proprietary cross platform format and upload into the cloud. Our revenue model will be to charge a fee for a monthly package that provides a certain number of minutes of storage and data transfer and to charge overage fees above that. This product is expected to launch in calendar 2013. The Company continues to invest only minimally into sales and marketing for Clipstream® until the Clipstream® Cloud application launches.

Some highlights for the year include:

Sep 9–12, 2012	ESOMAR Congress 2012, Atlanta, GA
May 28-30, 2013	Council of American Survey Research Organization Technology Conference, NY, NY
June 10-12, 2013	Market Research Association Annual Conference & 2013, Orlando, FL.

Significant Customers

During the year ended August 31, 2013, the Company generated 51% of total revenue from one customer and 10% of total revenue from another customer (2012 - one customer represented 54% and another customer represented 10%).

OUR BUSINESS OPERATIONS

We lease approximately 5,792 square feet of office space, with the lease expiring in December of 2014, and we currently have 25 total employees, including 23 full time employees and 2 part time employees. Our employees include our President and Chief Executive Officer, Chief Financial Officer, fourteen sales and technical support personnel, and seven software developers. We also employ contractors as needed.

We manage our own server infrastructure and use the services of external hosting facilities. We have racks of server and storage hardware at five physical locations (three in Vancouver, Canada, one in Australia and one in London, England). Servers are highly redundant with RAIDs, custom switches, redundant power supplies and multiple connections to the internet backbone. Access to the network is load balanced across the server locations, providing bandwidth of anywhere from 100 Mbps to 1 Gbps depending on the facility and continued access to users if a facility ever failed.

Proprietary server software at each location monitors programs running at the other locations. This software is able to remotely diagnose and reboot applications when that can resolve the problem and notify our staff by text message when it can't. Any one location can fail and the other locations will reliably continue to provide the service.

Research and Development

Total research and development expenditures for the year ended August 31, 2013 were $1,207,700 (2012: $1,889,450).

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

Play MPE® integrates with Wide Orbit Automation for Radio, Powergold Music Scheduling, various product offerings from OMT and supports Broadcast Electronic’s Audio Vault.

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

	Play MPE®	Competing Alternatives	Physical Distribution
Speed	Proprietary lossless compression at 4	Trade off between slower	Dependent on mail
	times download speed or 15 times	download speeds or lower	courier.
	download speed with inaudible	quality file.
compression loss.
Security	User and machine authentication.	Watermarking, password and
	Digital locking and Watermark	other access control methods.	Typically no security.
available
Watermarking	• Patent pending proprietary	• Not available or Licensed 3rd	Unique individual
	watermark "Methods for	party watermarks	watermarking not
	Watermarking Media Data"	• Range available offers trade	available.
	• Embeds in real time	off between audio quality
	• Uniquely identifies the recipient	and reliability
	account,	• Longer implementation
	• Survives on air broadcast and	required
	compression,	• Does not survive on air
	• Inaudible	broadcast, conversion to new
	• Integrated with the IFPI	formats, compression or
filtering
• None known to be integrated
with the IFPI
• None known to be unique to
the individual recipient
account
Cost	Estimated to be approximately 80%	Unknown range	Costs generally
	savings over physical		include:
• mail or courier
charges
• manufacture of CD
• address label,
packaging,
• list maintenance
Streaming	Instant, Clipstream® powered	3rd party players and codecs.	Not applicable

Reporting	Real time	None to real time	None
Player	• PC	Required 3rd party players	Labor intensive
Versions and	• Mac and,	which require correct version	process to encode into
capabilities	• iPhone player versions	and association information.	a digital format at
	including the following proprietary		radio to integrate into
	software features:		radio automation and
	• encrypted audio playback,		reporting software
	• drag and drop play lists,		systems
• integrated CD burning,
• export to other formats
Portability	No Player required “Play MPE Direct	Websites require installation of	Portable.
	to Web” supports playerless	a third party media player and
	streaming and download from any	authentication agents
web browser
Meta Data	Fingerprinting, photos, video, PDF’s,	Artist name, title, label,	Radio must manually
	Data (ISRC codes, intro times, beats	compatible with only one	input “meta data”
	per minute, etc.) exported into radio	automation system.	requiring more labor
	automation system/software.		and leading to errors
	Exclusive integration with RCS		causing errors in
	Sound Software – the world’s leading		royalty reporting.
radio scheduling software provider.
Formats	CD, WAV, MP2, MP3, AAC, WMA	MP3, WMA, WAV	CD
Players	Windows, Mac, PC, Browser,	Typically browser based only	CD
Android, iPhone, Blackberry, iPad,
tablet

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

The most dominant format in the last few years has been Flash from Adobe, but Adobe has discontinued support for Flash on devices.

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

Flash and H.264 are the most widely supported formats, but H.264 is being replaced by H.265. Both H.264 and H.265 are protected by over one hundred patents and use of these formats requires payment of patent fees to the consortium (http://www.mpegla.com). Other open source formats, such as Web M and Ogg Theora are likely to become more popular over time.

All of these formats are likely to be used extensively and competitively, but they all have the disadvantage that they are not cross platform. We are not aware of another solution that doesn't require a streaming server or streaming player plug-in, but that plays on all HTML 5 compliant browsers on e-book readers, computers, smart phones, tablets and Internet enabled TV's.

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

  As Clipstream® is playerless, management estimates that at least 10% more visitors see the rich media content.

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

  Clipstream® media will automatically cache because it is an ordinary web component, just like a graphic or a block of text. This means that Clipstream will save up to 90% on bandwidth cost (over 90% for ads), while providing much more reliable playback. This standards based approach means that there is no limit to simultaneous streams.

  Clipstream® components can be uploaded to the cloud for third party hosting. Player solutions require complicated server farms to handle more than a few thousand simultaneous visitors.

  Clipstream® objects can be embedded into databases for long term storage and easy context sensitive retrieval. Every aspect of the Clipstream® engine can be accessed by web authoring tools to create a customized look and feel.

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

2. Watermarking "Methods for Watermarking Media Data" Parent Patent

a. US Patent No. 7983441, Japan Patent No. 5103479
b. Pending Canada (Publication No. 2682926), Europe (Publication No. 2082527)

Watermarking "Methods for Watermarking Media Data" Child Patent (Continuation)

a. US Patent No. 8300885
b. Pending US (Publication No. US-2013-0096705)

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

When the original patent claims were granted in the US, the Company filed a set of new additional, broader claims in a continuation application in Canada and the US to further protect the technology.

3. Cross Platform Streaming Video “Script Based Video Rendering”
(Pending US - Publication numbers are US-2013-0047074, US-2013-0044260, US-2013-0044822, US-2013-0044823, US-2013-0044802, US-2013-0044826 and US-2013-0044804)

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

ITEM 1A. RISK FACTORS.

We face risks in executing our business plan and achieving revenues. The following risks are material risks that we face. We also face the risks identified elsewhere in this Annual Report, including those risks identified under “Item 1. Business”, including Competition and Government Regulation, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. If any of these risks occur, our business and our operating results and financial condition could be seriously harmed.

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

Operating expenses increased slightly to $3,443,150 for the year ended August 31, 2013 from $3,264,111 for the year ended August 31, 2012 while our revenue decreased slightly to $3,679,029 for the year ended August 31, 2013 from $3,983,789 for the year ended August 31, 2012. Our ability to maintain profitability is conditional upon our ability to control our operating expenses. While we have been successful in containing our operating expenses, there is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

If we are not successful in legal proceedings against us, then our business and financial condition could be adversely affected.

We are currently party to a claim against the Company, as described in “Item 3. Legal Proceedings”. If we are not successful in this legal proceeding and are forced to make payments of damages to the plaintiffs, then our business and our financial condition would be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

Our head office is located in leased premises at Suite 750, 650 Georgia Street, Vancouver, British Columbia, Canada V6B 4N7. Our principal business operations are carried out from our head office. Our leased premises consist of approximately 5,792 square feet. We pay rent of approximately $24,880 Canadian (equal to approximately $23,600 US) per month. The lease expires December 31, 2014. We consider our leased premises adequate for our current business purposes.

ITEM 3. LEGAL PROCEEDINGS.

On November 8, 2011, the Company was served with a Notice of Civil Claim in the Supreme Court of British Columbia from Noramco Capital Corporation for $100,000. The claim asserts that the Company has repudiated a subscription agreement entered into in August 2000. Management believes the claim is without merit and that the likelihood that the outcome of this matter will have a material adverse impact on its result of operations, cash flows and financial condition of the Company is remote. The Company has filed a counterclaim against Noramco and the alleged major beneficial shareholder of Noramco, R. A. Bruce McDonald, for damages arising from a proposed private placement in 2000 which did not close. On March 4, 2013, Mr. McDonald passed away. The implications for the outstanding litigation are unclear.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares are currently trading on the OTCQX under the stock symbol DSNY. The first day on which the Company’s shares were traded under the stock symbol DSNY on the OTC Bulletin Board was June 26, 2000. On August 18, 2011, Destiny Media began trading on OTCQX. The high and the low trading prices for our shares for each quarter of the last two fiscal years were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2012	$0.49	$0.33
2nd Quarter 2012	$0.85	$0.37
3rd Quarter 2012	$0.96	$0.53
4th Quarter 2012	$1.06	$0.70
1st Quarter 2013	$0.97	$0.70
2nd Quarter 2013	$0.82	$0.57
3rd Quarter 2013	$0.98	$0.60
4th Quarter 2013	$2.79	$0.92

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Our shares have traded on the TSX Venture Exchange under the symbol “DSY” since October 12, 2010.

Holders of Common Stock

As of November 25, 2013 our shareholders’ list for our common stock showed 60 registered shareholders and 52,021,353 shares of our common stock outstanding.

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

Recent Sales of Unregistered Securities

During the year ended August 31, 2013, 47,610 shares were issued pursuant to the cashless exercise of 85,000 share purchase options that were exercisable at an exercise price of $0.50 per share. Of this total, 27,568 shares were issued pursuant to the cashless exercise of 60,000 share purchase options that were exercisable at an exercise price of $0.50 per share during the year ended August 31, 2012. Such shares were issued in reliance upon Section 3(a)(9) of the Securities Act, for a security exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On December 6, 2012, the Board of Directors authorized for repurchase a new tranche of up to 1,000,000 shares of the Company’s common stock at a maximum share purchase price of $1.00 per share. The Board approved stock repurchase program ran through May 31, 2013. During the year ended August 31, 2013, the Company repurchased and cancelled 156,650 shares.

OTHER INFORMATION

None.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a description of our securities authorized for issuance under equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.

			Fiscal Year
	2013	2012	2011	2010	2009
	(Expressed in US dollars, except per share amounts)
Continuing Operations:
Service revenue	$3,679,029	$3,983,789	$4,007,230	$3,771,382	$2,560,447
Income from continuing operations	$235,879	$719,678	$797,600	$689,062	$44,781
Net income	$226,014	$563,003	$638,508	$1,686,073	$610,831
Net income per common share, basic and diluted	$0.00	$0.01	$0.01	$0.03	$0.01

Balance Sheet:
Working capital	$1,842,538	$1,641,032	$1,354,115	$976,139	$658,673
Total assets	$3,657,656	$3,793,002	$3,058,137	$2,578,817	$1,425,944
Long-term liabilities	-	-	-	$3,745	$13,987
Stockholders’ equity	3,283,007	3,280,935	2,405,865	2,059,369	790,934

The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and
“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our results of operations and financial condition should be read together with the consolidated financial statements and related notes that are included in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors.

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2013 AND 2012

Revenue

Total revenue for the year ended August 31, 2013 declined 8% over the same period in the prior year to $3,679,029 (2012 -$3,983,789), while fourth quarter revenue decreased to $860,974 (fourth quarter fiscal 2012 - $941,426).

Revenue from the Play MPE® system currently represents approximately 96% of our total revenues. Play MPE® access fee revenue was $3,519,587 (2012 - $3,819,576) for the year ended August 31, 2013. The decrease is attributable to various terms reached in a renewed agreement with UMG. Amongst other things, the two-year renewal was restructured to reduce the amount that is considered chargeable usage and provides a global monthly committed usage rather than individual territory commitments. Further, revenue associated with UMG distributions of EMI content is now included under this agreement and also contributes the reduction. This restructuring was necessary to facilitate the expansion of UMG’s usage into new territories and facilitates a broader coverage in existing territories. Revenue associated with this agreement is currently at the monthly committed usage and should only increase in future periods.

There were a number of positive impacts for Play MPE® revenue which partially offset this decline. In Scandinavia, Play MPE® has shown strong growth with other major labels (44% growth over the prior period) and independent labels (58% growth over the prior period). In New Zealand, Play MPE® showed an increase of 69% over the prior period. In the United States, Play MPE® continues to see growth in independent label revenue (2%).

Approximately 50% of our Play MPE® revenue is denominated in Euros for the year ended August 31, 2013. Play MPE® revenue from Europe for the year ended August 31, 2013 reached $1,745,890 (2012 - $1,617,015) representing an increase of 8%. Approximately 47% of Play MPE® revenue is denominated in US Dollars and 3% of Play MPE® revenue is denominated in Australia Dollars for the year ended August 31, 2013.

Play MPE® is the world leader in an evolving business which is transforming the way record labels distribute pre-release music. We have seen the transition from traditional distribution methods to Play MPE® begin gradually and the growth seen in prior years has continued into 2013 through existing clients, and through new clients in new geographic areas and includes; a 2% increase in North American independent record label revenue, a 69% increase in New Zealand and 8% growth in European revenue, of which 10% is attributable to independent record labels and the remainder is attributable to growth from our major record label clients in Europe.

Excluding the decrease in pricing associated with the renewed agreement with UMG mentioned above, revenue from Play MPE(R) has grown in every major market where Play MPE® derives an appreciable amount of revenue; United States, Australia and Europe. This growth in all territories is shown in both major label and independent label usage.

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

Real time usage statistics for Play MPE® are available at: http://www.plaympe.com/v4/company/plaympestats.php

Approximately 4% of our revenues are derived from sales of our Clipstream® software which is approximately the same as the previous year. This reflects a management strategy of focusing sales, marketing and support resources on MPE® until the new automated system for Clipstream® is available.

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

Total operating expenditures in the prior year were significantly impacted by litigation through both the legal fees incurred and the settlement that it applied to reduce total legal fees. Comparing the two periods without describing this impact is less meaningful. Ignoring the impact of all litigation, total operating costs were $3,398,250 for the year ended August 31, 2013 and $3,592,011 for the year ended 2012. Therefore, ignoring the impact of various legal disputes that have been substantially resolved, operating costs have fallen by 5%.

These cost reductions are primarily the result of a reduction in contract expenditures and salaries and wages, partially offset by an increase in shareholder relations. These reductions were achieved through more efficient staffing, and a reduction in non-cash option expenditures.

Including all operating costs, total operating expenditures for the year increased by 5% to $3,443,150 from $3,264,111.

General and administrative	31-Aug	31-Aug	$	%
	2013	2012	Change	Change
	(12 months)	(12 months)
	$	$
Wages and benefits	325,323	382,467	(57,144)	(14.9%	)

Rent	28,861	36,414	(7,553)	(20.7%	)
Telecommunications	15,011	18,136	(3,125)	(17.2%	)
Bad debt	6,011	(986)	6,997	(709.6%	)
Office and miscellaneous	326,980	368,212	(41,232)	(11.2%	)
Professional fees	188,229	(216,512)	404,741	(186.9%	)
	890,415	587,731	302,684	51.5%

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The decrease in wages and benefits is mainly due to an increased focus on marketing and promotional activities from general and administrative staff in the current period.

The decrease in office and miscellaneous costs is related to exchange losses during the fiscal year of 2012 mostly resulting of fluctuations in the value of Euro, which impacts cash and account receivable balances denominated in that currency. The decrease partially offsets by the increased expenditures on investor relations activities during the fiscal year of 2013.

The increase in professional fees is the result of the recovery of litigation costs in 2012 that resulted in a negative net expenditure for the comparative period.

Sales and marketing	31-Aug	31-Aug	$		%
	2013	2012		Change	Change
	(12 months)	(12 months)
	$	$
Wages and benefits	910,146	417,907		492,239	117.8%

Rent	80,742	38,690	42,052	108.7%
Telecommunications	41,995	19,269	22,726	117.9%
Meals and entertainment	11,441	12,914	(1,473)	(11.4%	)
Travel	56,612	72,957	(16,345)	(22.4%	)
Advertising and marketing	120,224	135,987	(15,763)	(11.6%	)
	1,221,160	697,724	523,436	75.0%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The increase in wages and benefits is mainly due to an increased focus from our existing staff on marketing and promotional activities in the current period as described above.

Research and development	31-Aug	31-Aug	$	%
	2013	2012	Change	Change
	(12 months)	(12 months)
	$	$
Wages and benefits	1,063,002	1,637,437	(574,435)	(35.1%	)
Rent	94,302	155,899	(61,597)	(39.5%	)
Telecommunications	49,047	77,645	(28,598)	(36.8%	)
Research and development	1,349	18,469	(17,120)	(92.7%	)
	1,207,700	1,889,450	(681,749)	(36.1%	)

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The decrease in wages and benefits is primarily due to a shift of Company’s Play MPE® staff from the development of a new version of the recipient software to business development related activities including customer visits and promotion. Rent expense has decreased as a result of a rent abatement received during the second fiscal quarter of this year.

Depreciation and Amortization

Depreciation and amortization expense arose from fixed assets and other assets. Depreciation and amortization increased to $123,875 for the fiscal year ended August 31, 2013 from $89,206 for the fiscal year ended August 31, 2012, an increase of $34,669 or 39% as a result of the development of new Clipstream® applications and resulting applications made for various patents and trademarks to protect those products.

Other earnings and expenses

Other income decreased to $nil for the year ended August 31, 2013 from $4,458 for the year ended August 31, 2012, a decrease of $4,458.

Interest income increased to $78,135 for the year ended August 31, 2013 from $48,052 for the year ended August 31, 2012, an increase of $30,083. This is a result of interest income earned on the amount receivable pursuant to the litigation settlement described above.

Interest expense decreased to $nil for the year ended August 31, 2013 from $1,185 for the year ended August 31, 2012, a decrease of $1,185.

Income Taxes

Our provision for income tax expense for the year ended August 31, 2013 is $88,000 compared to $208,000 in 2012. The Company pays no current income tax as a result of various tax deductions available to the Company.

During the year ended August 31, 2013 the Company recorded income tax expense of $88,000 to recognize the utilization of these various tax deductions during the year to reduce taxable income. The Company realized a net decrease to tax assets of $83,000 in 2013 mostly relating to the realization of input tax credits related to prior year's scientific research and development returns filed during 2013.

The Company is subject to United States federal and state income taxes at an approximate rate of 34% (2012 - 34%) and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 25.42% (2012 - 25.5%) . The effective tax rate of 28.02% in 2013 is slightly lower than our expected blended tax rate of 27.7% as a result of the higher income tax rate in Canada than expected. Our effective tax rate could fluctuate due to the valuation of our deferred tax assets, or by changes in tax laws, regulations, and accounting principles.

As at August 31, 2013 the Company had deferred tax assets of $859,000 (August 31, 2012 - $947,000) which includes the value of benefits from deductions associated with non-capital losses, depreciable assets, and investment tax credits. The Company will continue to evaluate whether deferred tax assets are realizable on an annual basis.

Income

During the year ended August 31, 2013, operating income decreased to $235,879 (August 31, 2012 - $719,678). Net income was $229,014 (August 31, 2012 - $563,003). The reduction in net income is primarily the result of a reduction in revenue associated with reduced pricing to our largest customer.

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

	31-Aug	31-Aug
	2013	2012
Net income	$226,014	$563,003
Interest income and expenses	(78,135)	(46,867)
Deferred income tax expense (recovery)	88,000	208,000
Depreciation and amortization	123,875	89,206
Stock based compensation	20,080	42,797
Adjusted EBITDA	$379,834	$856,139

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $1,521,552 as at August 31, 2013 compared to cash of $1,275,423 as at August 31, 2012. We had a working capital surplus of $1,842,538 as at August 31, 2013 compared to $1,641,032 as at August 31, 2012. The increase in our working capital was mainly due to increased cash and decreased accounts payable balance.

We have $1,510,538 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Cash Flows

Net cash generated in operating activities was $517,567 for the year ended August 31, 2013, compared to $22,612 for the year ended August 31, 2012. As of the date of this report, we have collected approximately 94% of the accounts receivable balance at August 31, 2013. The main reason for the increase in net cash flows provided in the operating activities was primarily due to the decrease in total operating cost without the impact of the litigation settlement in comparative period.

The cash used in investing activities was $86,366 for the year ended August 31, 2013, compared to $231,581 for the year ended August 31, 2012. Cash used in investing activities are largely attributable to the development of new Clipstream® applications and the resulting applications made for various patents and trademarks to protect these products.

Net cash used in financing activities was $99,762 for the year ended August 31, 2013 compared to net cash provided of $255,760 for the year ended August 31, 2012. The change is mainly the result of share purchase warrants exercised during the second quarter of fiscal 2012 and the reimplementation of the share buyback program during the second fiscal quarter of 2013 and the subsequent repurchase of shares for return to the treasury.

We expect our current cash balance as well as cash expected to be generated from operations during fiscal 2014 will provide sufficient funds during the fiscal year end of August 31, 2014. We are encouraged by our revenue growth in fiscal 2013 relating to revenue growth in Europe, New Zealand and independent labels in North America as new and existing record label clients incorporate Play MPE® into their work flow.

CAPITAL RESOURCES

The Company does not have any material commitments for capital expenditures and the Company is able to meet current and expected growth and increase in growth in revenue with current capital investments.

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

If management’s estimates of the cash flows or operating results do not materialize due to errors in estimates or unforeseen changes to the economic conditions affecting the Company, it could result in an impairment adjustment in future periods up to the carrying value of the deferred income tax balance of $859,000.

Contingencies

As discussed under “Item 3. Legal Proceedings” and in Note 9 “Contingencies” in Notes to Consolidated Financial Statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In accordance with US GAAP, the Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Other Comprehensive Income (Topic 220)”. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This accounting standard update is effective prospectively for annual and interim periods beginning after December 15, 2012. The Company does not expect the adoption of this standard will have material impact on the consolidated financial statements.

Accounting Standards Not Yet Effective

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The current practice Topic 740, “Income Taxes” does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The objective of this Update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits. This accounting standard update is effective for fiscal years, and interim within those years, beginning after December 15, 2014, early adoption is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In April 2013, the FASB issued Accounting Standards Update 2013-07, “Presentation of Finanical Statements (Topic 205), Liquidation of Accounting”. The amendments of this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis so accounting. The amendments apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP except investment companies that are regulated under the Investment Company Act of 1940. The amendments are effective for entities that determine liquidation imminent during annual reporting periods beginning after December 15, 2013. The Company does not expect the adoption of this Update will have material impact on the consolidated financial statements.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the year, the effect of net fluctuations in the value of Canadian dollar, Australian dollar and Euro relative to the US dollar did not have a significant impact in net income. Comprehensive income showed a loss of approximately $144,000 as a result of the decline in value of the Canadian dollar relative to United States dollars. As the Company’s costs are primarily in Canadian dollars, in order to mitigate foreign exchange risk, the Company currently carries the majority of its assets in Canadian dollars. Thus, with a decline the relative value of the Canadian dollar, our comprehensive income shows a loss. The expected corresponding reduction in costs associated with a decline in the relative value of the Canadian dollar did not yet significantly impact the income statement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Audited Consolidated Financial Statements for the Years Ended August 31, 2013 and 2012:

1.	Report of Independent Registered Public Accounting Firm – BDO Canada LLP

2.	Consolidated Balance Sheets as at August 31, 2013 and 2012;

3.	Consolidated Statement of Comprehensive Income for the Years Ended August 31, 2013 and 2012;

4.	Consolidated Statement of Changes in Stockholders' Equity for the Years Ended August 31, 2013 and 2012;

5.	Consolidated Statement of Cash Flows for the Years Ended August 31, 2013 and 2012;

6.	Notes to Consolidated Financial Statements.

Consolidated Financial Statements

Destiny Media Technologies Inc.
August 31, 2013 and 2012
(Expressed in United States dollars)

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders
Destiny Media Technologies Inc.
Vancouver, Canada

We have audited the accompanying consolidated balance sheets of Destiny Media Technologies Inc. (the “Company”) as of August 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destiny Media Technologies Inc. at August 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended August 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

(signed) “BDO CANADA LLP”

Chartered Accountants

Vancouver, Canada
November 20, 2013

Destiny Media Technologies Inc.
CONSOLIDATED BALANCE SHEETS
As at August 31	(Expressed in United States dollars)

	2013	2012
	$	$

ASSETS
Current
Cash and cash equivalents	1,521,552	1,275,423
Accounts receivable, net of allowance for doubtful accounts of $11,392 [2012 – $6,053]	419,697	440,053
Other receivables	16,636	48,508
Current portion of long term receivable [note 3]	99,649	104,056
Prepaid expenses	29,653	27,059
Deferred tax assets – current portion [note 6]	130,000	258,000
Total current assets	2,217,187	2,153,099
Deposits	35,611	37,847
Long term receivable [note 3]	440,889	625,098
Property and equipment, net [note 4]	234,969	287,958
Deferred tax assets – long term portion [note 6]	729,000	689,000
Total assets	3,657,656	3,793,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	79,622	199,930
Accrued liabilities	221,720	250,623
Deferred leasehold inducement	2,892	5,843
Deferred revenue	70,415	55,671
Total liabilities	374,649	512,067

Commitments and contingencies [notes 7 and 9]

Stockholders’ equity
Common stock, par value $0.001 [note 5] Authorized: 100,000,000 shares Issued and outstanding: 51,981,964 shares [2012 – issued and outstanding 52,091,004 shares]	51,982	52,091
Additional paid-in capital	8,929,384	9,008,957
Accumulated Deficit	(5,787,016)	(6,013,030)
Accumulated other comprehensive income	88,657	232,917
Total stockholders’ equity	3,283,007	3,280,935
Total liabilities and stockholders’ equity	3,657,656	3,793,002

See accompanying notes

Destiny Media Technologies Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended August 31	(Expressed in United States dollars)

	2013	2012
	$	$

Service revenue [note 10]	3,679,029	3,983,789

Operating expenses
General and administrative	890,415	587,731
Sales and marketing	1,221,160	697,724
Research and development	1,207,700	1,889,450
Depreciation and amortization	123,875	89,206
	3,443,150	3,264,111
Income from operations	235,879	719,678
Other income (expenses)
Interest income	78,135	48,052
Other income	—	4,458
Interest and other expense	—	(1,185)
Income before provision for income taxes	314,014	771,003
Income tax expense - deferred [note 6]	(88,000)	(208,000)

Net income	226,014	563,003

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(144,260)	9,600

Total comprehensive income	81,754	572,603

Net income per common share, basic and diluted	0.00	0.01

Weighted average common shares outstanding:
Basic	52,006,459	51,237,450
Diluted	52,965,805	51,773,825

See accompanying notes

Destiny Media Technologies Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended August 31	(Expressed in United States dollars)

						Accumulated	Total
			Additional	Shares		other	stockholders’
	Common stock		paid-in	held	Accumulated	comprehensive	equity
	Shares	Amount	capital	for cancellation	Deficit	income
	#	$	$	$	$	$	$
Balance, August 31, 2011	50,612,507	50,613	8,758,044	(50,076)	(6,576,033)	223,317	2,405,865
Total comprehensive income	—	—	—	—	563,003	9,600	572,603
Common stock issued on options exercised	24,225	24	(24)	—	—	—	—
Common stock issued on warrants exercised	1,579,202	1,579	277,171	—	—	—	278,750
Stock options repurchased and cancelled	—	—	(19,080)	—	—	—	(19,080)
Common stock cancelled	(124,930)	(125)	(49,951)	50,076	—	—	—
Stock compensation	—	—	42,797	—	—	—	42,797
Balance, August 31, 2012	52,091,004	52,091	9,008,957	—	(6,013,030)	232,917	3,280,935
Total comprehensive income	—	—	—	—	226,014	(144,260)	81,754
Common stock issued on options exercised – Note 4	47,610	48	(48)	—	—	—	—
Common stock cancelled – Note 4	(156,650)	(157)	(99,605)	—	—	—	(99,762)
Stock compensation – Note 4	—	—	20,080	—	—	—	20,080
Balance, August 31, 2013	51,981,964	51,982	8,929,384	—	(5,787,016)	88,657	3,283,007

See accompanying notes

Destiny Media Technologies Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended August 31	(Expressed in United States dollars)

	2013	2012
	$	$

OPERATING ACTIVITIES
Net income	226,014	563,003
Items not involving cash:
Depreciation and amortization	123,875	89,206
Stock-based compensation	20,080	42,797
Deferred leasehold inducement	(2,717)	956
Deferred income taxes	88,000	208,000
Gain on legal settlement	—	(858,194)
Unrealized foreign exchange	51,945	20,141
Changes in non-cash working capital:
Accounts receivable	(5,880)	(58,405)
Other receivables	30,242	13,205
Prepaid expenses and deposits	(4,363)	6,190
Accounts payable	(113,442)	(88,142)
Accrued liabilities	(14,778)	(56,085)
Deferred revenue	18,801	17,886
Long term receivable	99,790	122,054
Net cash provided by operating activities	517,567	22,612

INVESTING ACTIVITIES
Purchase of property and equipment	(86,366)	(231,581)
Net cash used in investing activities	(86,366)	(231,581)

FINANCING ACTIVITIES
Repayments on capital lease obligations	—	(3,910)
Proceeds from exercise of stock options and warrants	—	278,750
Repurchase of stock and options	(99,762)	(19,080)
Net cash used in financing activities	(99,762)	255,760

Effect of foreign exchange rate changes on cash	(85,310)	(9,541)

Net increase in cash and cash equivalents during the year	246,129	37,250
Cash and cash equivalents, beginning of year	1,275,423	1,238,173
Cash and cash equivalents, end of year	1,521,552	1,275,423

Supplementary disclosure
Interest paid	—	1,185
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012

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

August 31, 2013 and 2012

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

August 31, 2013 and 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Long-lived assets

Long-lived assets held for use are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Impairment is measured by a two step process: Step 1) the carrying amount of the asset is compared with its estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition. If the carrying amount is lower than the undiscounted future cash-flows, no impairment loss is recognized. Step 2) If the carrying amount is higher than the undiscounted future cash-flows then an impairment loss is measured as the difference between the carrying amount and fair value which may be based on internally developed discounted cash flow estimates, quoted market prices, when available, or independent appraisals. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of August 31, 2013, there were no impairment indicators present.

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

During the year ended August 31, 2013, the Company incurred approximately $44,900 $ (2012: $574,000) in professional legal fees in connection with legal actions against the Company and legal actions initiated by the Company. These costs are expensed as incurred and are recorded as a component of general and administrative expenses.

During the year ended August 31, 2013, the Company recorded gains on settlements of litigation of $Nil (2012: $887,915) which offset the professional fees incurred.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012

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

August 31, 2013 and 2012

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

Advertising

Advertising costs are expensed as incurred and totaled $38,474 and $53,855 during the years ended August 31, 2013 and 2012, respectively.

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

August 31, 2013 and 2012

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

The Company has not recorded a deferred tax liability related to its investment in foreign subsidiaries. The Company has determined that its investment in these subsidiaries is permanent in nature and it does not intend to dispose of these investments in the foreseeable future. The amount of the deferred tax liability related to the Company's investment in foreign subsidiaries is not reasonably determinable.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2013, the tax years which remain subject to examination by major tax jurisdictions. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Investment tax credits

The Company uses the flow through method to account for investment tax credits earned on eligible scientific research and development expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense.

Stock based compensation

The Company accounts for stock-based compensation arrangements in accordance with ASC 718, Stock Compensation. Under the fair value recognition provisions of ASC 718 stock based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes option pricing model to estimate fair value of its stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. Compensation expense for unvested options to non-employees is

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

revalued at each balance sheet date and is being amortized over the vesting period of the options. The Company’s computation of expected volatility is based on historical volatility. In addition, the Company considers many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

	Year Ended
	August 31,	August 31,
	2013	2012
	$	$
Net income	226,014	563,003
Weighted average common shares outstanding	52,006,459	51,237,450
Effect of dilutive securities – warrants	—	126,927
Effect of dilutive securities – options	959,346	409,448

Diluted weighted average common shares outstanding	52,965,805	51,773,825

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

For the year ended August 31, 2013 all of outstanding options were dilutive and their effect was included in diluted weighted average common shares outstanding. For the year ended August 31,2012 weighted average potentially dilutive securities of 43,278 and 3,109,365 shares arising from stock options and share purchase warrants, respectively, were not included as their effect would be anti-dilutive.

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

August 31, 2013 and 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Recently adopted accounting pronouncements

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Other Comprehensive Income (Topic 220)”. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This accounting standard update is effective prospectively for annual and interim periods beginning after December 15, 2012. The Company does not expect the adoption of this standard will have material impact on the consolidated financial statements.

Accounting Standards Not Yet Effective

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The current practice Topic 740, “Income Taxes” does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The objective of this Update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits. This accounting standard update is effective for fiscal years, and interim within those years, beginning after December 15, 2014, early adoption is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

In April 2013, the FASB issued Accounting Standards Update 2013-07, “Presentation of Finanical Statements (Topic 205), Liquidation of Accounting”. The amendments of this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis so accounting. The amendments apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP except investment

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

companies that are regulated under the Investment Company Act of 1940. The amendments are effective for entities that determine liquidation imminent during annual reporting periods beginning after December 15, 2013. The Company does not expect the adoption of this Update will have material impact on the consolidated financial statements.

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

3. LONG TERM RECEIVABLE

The Company agreed to settle litigation with an unrelated party. Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012. The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a registered charge against real estate located in Australia. As of August 31, 2013, installments of $324,800AUD and interest of $105,513AUD have been received.

The settlement amount receivable was recorded during the year ended August 31, 2012 as a recovery to general and administrative expenses.

Payments to be received over the next five fiscal years as follows:

	Principal	Interest	Total

2014	99,649	50,810	150,457
2015	110,356	40,101	150,457
2016	122,215	28,243	150,457
2017	135,347	15,110	150,457
2018	72,971	2,196	75,167
	540,538	136,460	676,995

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012

4. PROPERTY AND EQUIPMENT

		Accumulated	Net book
	Cost	amortization	value
	$	$	$
2013
Furniture and fixtures	124,366	106,014	18,352
Computer hardware	467,226	374,057	93,169
Computer software	130,575	73,393	57,182
Patents and trademarks	112,408	46,142	66,266
	834,575	599,606	234,969
2012
Furniture and fixtures	131,983	107,790	24,193
Computer hardware	470,517	358,813	111,704
Computer software	168,706	96,407	72,299
Patents and trademarks	90,808	11,046	79,762
	862,014	574,056	287,958

5. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

2013

During the year ended August 31, 2013, 47,610 shares were issued pursuant to the cashless exercise of 85,000 share purchase options exercisable at $0.50. Of this total, 27,568 shares were issued pursuant to the cashless exercise of 60,000 share purchase options exercised at $0.50 during the year ended August 31, 2012.

2012

During the year ended August 31, 2012, 557,500 common shares were issued for a cash exercise of 557,500 warrants at $0.50 for proceeds of $278,750. Also, 5,249,750 warrants exercisable at $0.50, 352,118 warrants exercisable at $0.40, 330,000 warrants exercisable at $0.70 and 350,000 warrants exercisable at $0.22 were cashless exercised resulting in the issuance of 1,021,702 common shares.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012

5. STOCKHOLDERS’ EQUITY (cont’d.)

During the year ended August 31, 2012, 110,000 share purchase options exercisable at $0.50 were cashless exercised resulting in the issuance of 51,793 common shares. Of this total, 24,225 were issued during the year ended August 31, 2012 and 27,568 were issued subsequent to August 31, 2012.

During the year ended August 31, 2012, the Company re-purchased and cancelled 150,000 stock options from two employees for the average market price of $0.63 per share.

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

During the year ended August 31, 2013, the Company repurchased and cancelled 156,650 shares.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012

5. STOCKHOLDERS’ EQUITY (cont’d.)

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of August 31, 2013 and 2012, and changes during the years ended are presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$
Outstanding at September 1, 2011	2,290,000	0.50	0.99	25,500
Granted	900,000	0.50
Exercised	(110,000)	0.50		48,995
Repurchased and cancelled	(150,000)	0.50		19,080
Expired or forfeited	(1,130,000)	0.53
Outstanding at August 31, 2012	1,800,000	0.48	1.57	802,500
Granted	75,000	0.85
Exercised	(25,000)	0.50		45,000
Outstanding at August 31, 2013	1,850,000	0.49	0.56	3,119,250
Vested and exercisable at August 31, 2013	1,809,375	0.49	0.56	3,065,219

The following table summarizes information regarding the non-vested stock purchase options outstanding as of August 31, 2013:

Number of Options
Non-vested options at August 31, 2012	—
Granted	75,000
Vested	(34,375)
Non-vested options at August 31, 2013	40,625

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at August 31, 2013.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012

5. STOCKHOLDERS’ EQUITY (cont’d.)

During the year ended August 31, 2013, the weighted average fair value on grant date was $0.016 per share (2012 - $0.024) and total stock-based compensation expense of $20,080 are reported in the statement of operations as follows:

	2013	2012
	$	$
Stock-based compensation
General and administrative	20,080	6,746
Sales and marketing	—	7,168
Research and development	—	28,883
Total stock-based compensation	20,080	42,797

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2013	2012
	$	$
Expected term of stock options (years)	0.25-0.46	1.00
Expected volatility	49-72%	41-45%
Risk-free interest rate	0.01%-0.09%	0.20%
Dividend yields	—	—

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

During the year ended August 31, 2013, the Company entered into a consulting agreement with a non-employee to provide investor relations consulting services and maximize shareholder value. As part of the agreement, the Company has issued 75,000 options exercisable at $0.85. The options vest equally over twelve months following the signing of the agreement on March 15, 2013. The vested options of 34,375 during the year ended August 31, 2013 was measured using the Black-Scholes option-pricing model and amounted to $20,080. The amount was expensed to general and administrative in the statement of operations.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012

5. STOCKHOLDERS’ EQUITY (cont’d.)

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

During the year ended August 31, 2013, the Company recognized compensation expense of $101,708 (2012: $89,139) in salaries and wages on the statement of operations in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.81 (2012: $0.55) . The shares are held in trust by the Company for a period of one year from the date of purchase.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012

5. STOCKHOLDERS’ EQUITY (cont’d.)

[e] Warrants

As at August 31, 2013, the Company had no common stock warrants outstanding. A summary of common stock warrant activity as of August 31, 2012 and changes during the year ended August 31, 2012 are presented below:

		Weighted	Weighted Average
		Average	Remaining
	Number of	Exercise	Contractual	Expiry
Options	Shares	Price ($)	Term (years)	Date
Outstanding at August 31, 2011	7,031,000	0.50
Exercised	(6,839,368)	0.49
Expired	(191,632)	0.67
Outstanding at August 31, 2012 and 2013	—	—

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012

6. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34.0% and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 25.42% . The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company’s income tax expense is as follows:

	2013	2012
	$	$

Tax at U.S. statutory rates	107,000	262,000

Permanent differences	7,000	17,000
Effect of lower foreign tax in Canada	(28,000)	(62,000)
Effect of research tax credits claims filed in respect of prior years	(303,000)	(158,000)
Other adjustments and change to valuation allowance	305,000	149,000
Provision for deferred income taxes	88,000	208,000

Included in other adjustments and change in valuation allowance for the year ended August 31, 2013 is $(20,000) (2012: $(4,000)) relating to the effect of changes in statutory tax rates, $88,000 (2012: ($12,000)) for the effect of changes in foreign exchange rates, $66,000 (2012: $(215,000)) in respect of a change in estimates and provisions and $171,000 (2012: $380,000) in respect of the change in valuation allowance, which includes the items noted below.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012

6. INCOME TAXES (cont’d.)

Significant components of the Company’s deferred tax assets as of August 31 are as follows:

	2013	2012
	$	$
Deferred tax assets:
Net operating loss carryforwards	1,117,000	1,198,000
Excess of book over tax depreciation	611,000	694,000
Tax Credits carryforward	1,084,000	837,000
Total deferred tax asset	2,812,000	2,729,000
Valuation allowance	(1,953,000)	(1,782,000)
Net deferred tax asset	859,000	947,000
Less: current portion	130,000	258,000
Non-current	729,000	689,000

Net income (loss) before income tax by geographic region is as follows:

	2013	2012
	$	$

United States	(357)	43,167
Canada	314,371	727,836
	314,014	771,003

If not utilized to reduce future taxable income, the Company’s net operating loss carryforwards will expire as follows:

	Canada	United States
	$	$
2020 and thereafter	—	3,286,149
	—	3,286,149

If not utilized to reduce future taxable payable, the Company’s investment tax credit carryforwards will expire as follows:

	Canada	United States
	$	$
2028 and thereafter	1,084,000	—
	1,084,000	—

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012

7. COMMITMENTS

On September 15, 2010 the Company entered into a sub-lease agreement for its premises. It commenced on October 22, 2010 and will expire on October 30, 2013. On August 21, 2013 the company entered into a new lease agreement for the same premises and it will commence on November 1, 2013 and will expire on December 31, 2014. The Company is committed to payments as followed:

$

2014	274,667
2015	94,479

During the year ended August 31, 2013 the Company incurred rent expense of $203,905 (2012: $231,003) which has been allocated between general and administrative expenses, research and development and sales and marketing on the statement of operations.

By a credit facilities agreement dated April 8, 2010 and amended June 17, 2011 and August 23, 2012, the Company has a credit facility with the Royal Bank of Canada consisting of a commercial credit card limit of $47,500 ($50,000 CDN) with interest rate of the bank prime rate plus 3.5% . Borrowings under the facilities are repayable on demand. As of August 31, 2013, the Company has not drawn the credit facility.

8. RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a Director effective October 1, 2010. The Company will pay $2,000 per month, plus authorized expenses. The Director will receive a 10% commission if related new businesses are successfully closed. During the year ended August 31, 2013, the Company paid consulting fees of $24,000 (August 31, 2012: $24,000) under this agreement.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012

9. CONTINGENCIES

On November 8, 2011, the Company was served with a Notice of Civil Claim in the Supreme Court of British Columbia from Noramco Capital Corporation for $100,000. The claim asserts that the Company has repudiated a subscription agreement entered into in August 2000. Management believes the claim is without merit and that the likelihood that the outcome of this matter will have a material adverse impact on its result of operations, cash flows and financial condition of the Company is remote. The Company has filed a counterclaim against Noramco and the alleged major beneficial shareholder of Noramco, R. A. Bruce McDonald, for damages arising from a proposed private placement in 2000 which did not close. On March 4, 2013, Mr. McDonald passed away. The implications for the outstanding litigation are unclear.

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	2013	2012
	$	$

Play MPE®

United States	1,643,526	2,055,727
Europe*	1,745,890	1,617,015
Australia	130,171	146,834
Total Play MPE® Revenue	3,519,587	3,819,576

Clipstream ® and Radio Destiny

United States	159,442	164,213
Total Clipstream ® & Radio Destiny Revenue	159,442	164,213

Total Revenue	3,679,029	3,983,789

*Of this total, $1,519,598 (2012: $1,461,375) was derived from the United Kingdom during the year ended August 31, 2013.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013 and 2012

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE (cont’d.)

While, the above segmented information is based on location of the customer, some of these customers have distribution centres located around the globe. Play MPE revenue based on the location source of its distributions is as follows:

	2013	2012
	$	$

Play MPE®

United States	1,820,499	2,055,727
Europe*	1,377,844	1,512,466
Australia	321,244	251,383
Total Play MPE® Revenue	3,519,587	3,819,576

During the year ended August 31, 2013, the Company generated 51% of total revenue from one customer and 10% of total revenue from another customer [2012 - one customer represented 54% and another customer represented 10%].

As at August 31, 2013, one customer represented $280,455 (67%) of the trade receivables balance [2012 – two customers represented 68%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

11. SUBSEQUENT EVENTS

Subsequent to the year ended August 31, 2013, 39,389 shares were issued pursuant to the cashless exercise of 50,000 share purchase options exercisable at $0.50.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company are responsible for evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of August 31, 2013.

Based on their evaluation, our management, with the participation of our principal executive officer and principal financial officer concluded that as of August 31, 2013, our disclosure controls and procedures were not effective due to the existence of material weaknesses described below.

Internal Control Over Financial Reporting

The Chief Executive Officer and the Chief Financial Officer of the Company are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Using the 1992 framework provided by the Committee of Sponsoring Organizations (“COSO”), the Company conducted an evaluation of the effectiveness of the internal control over financial reporting as at August 31, 2013 and concluded that there is a material weakness in internal control over financial reporting, which is discussed below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

•	Our audit committee does not have a financial expert and is not independent

As a result of this deficiency in our internal control over financial reporting noted above, the Company’s internal control over financial reporting is not effective. This deficiency and the related risk noted above are not uncommon for a company the size as of Destiny. However, the Company is investigating an adjustment to the audit committee which should eliminate this deficiency.

The Company has taken additional steps to mitigate the weakness and risk by consulting outside advisors where necessary on a more regular and timely basis.

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

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter covered by this annual report, management has conducted a comprehensive review in the Company’s internal control over financial reporting and extra steps and reviews have been taken that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Steven Vestergaard	Chief Executive Officer and Director	47	January 1999
Frederick Vandenberg	Chief Financial Officer and Treasurer	45	July 2007
Edward Kolic(1)	Director	52	February 1999
Lawrence J. Langs(1)	Director	52	November 2000
Yoshitaro Kumagai(1)	Director	67	August 2001

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

Fred Vandenberg, B. Comm. MBA, CA. Mr. Vandenberg has been our Chief Financial Officer and Treasurer since July 2007. Mr. Vandenberg's core responsibilities include leading the accounting, treasury, strategic planning, financial controls and financial reporting functions of the Company. Mr. Vandenberg has over 17 years of public accounting experience in tax advisory services, mergers and acquisitions, and financial reporting. Mr. Vandenberg completed the Canadian Institute of Chartered Accountant's "In-depth" taxation program while with Ernst & Young in 1998. Mr.

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

AUDIT COMMITTEE

Our audit committee consists of Mr. Lawrence J. Langs, Mr. Edward Kolic and Mr. Yoshitaro Kumagai, two of which are independent. Our Board of Directors has not currently designated an audit committee member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls over financial reporting. In addition, we are investigating whether one of the current members will qualify as a “audit committee financial expert”.

FAMILY RELATIONSHIPS

There are no family relationships among our officers and directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Lawrence J. Langs, a director of the Company, filed a Form 4 late during the fiscal year ended August 31, 2013. Mr. Langs and Yoshitaro Kumagai, a director of the Company, have not filed Form 3’s. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended August 31, 2013 all such filing requirements were complied with other than as set forth above.

CODE OF ETHICS

The Company’s code of ethics is available on our website at http://www.dsny.com/ethics/

We have adopted a code of ethics that applies to our principal executive officer, principle financial and accounting officer, or persons performing similar functions.

POLICY ON NEW CANDIDATES FOR DIRECTOR

1.

The Committee will accept for consideration submissions from shareholders of recommendations for the nomination of directors. Acceptance of a recommendation for consideration does not imply that the Committee will nominate the recommended candidate.

2.

All shareholder nominating recommendations must be in writing, addressed to the Committee care of the Company's Corporate Secretary at the Company's principal headquarters, Suite 750 PO Box 11527 – 650 West Georgia, Vancouver, British Columbia, V6B 4N7. Submissions must be made by mail, courier or personal delivery. Submissions by e-mail will not be considered.

3.	A nominating recommendation must be accompanied by the following information concerning each recommending shareholder:
	a.	The name and address, including telephone number, of the recommending shareholder;
	b.	The number of the Company's shares owned by the recommending shareholder and the time period for which such shares have been held;
c.

If the recommending shareholder is not a shareholder of record, a statement from the record holder of the shares (usually a broker or bank) verifying the holdings of the shareholder and a statement from the recommending shareholder of the length of time that the shares have been held. (Alternatively, the shareholder may furnish a current Schedule 13D, Schedule 13G, Form 3, Form 4 or Form 5 filed with the Securities and Exchange Commission reflecting the holdings of the shareholder, together with a statement of the length of time that the shares have been held); and

	d.	A statement from the shareholder as to whether the shareholder has a good faith intention to continue to hold the reported shares through the date of the Company's next annual meeting of shareholders.
4.	If a recommendation is submitted by a group of two or more shareholders, the information regarding recommending shareholders must be submitted with respect to each shareholder in the group.
5.	A nominating recommendation must be accompanied by the following information concerning the proposed nominee:
a.

the information required by Item 401 of SEC Regulation S-K (providing for disclosure of the name, address, any arrangements or understanding regarding nomination and five year business experience of the proposed nominee, as well as information regarding certain types of legal proceedings within the past five years involving the nominee);

	b.	the information required by Item 403 of SEC Regulation S-K (providing for disclosure regarding the proposed nominee's ownership of securities of the Company); and
c.

the information required by Item 404 of SEC Regulation S-K (providing for disclosure of transactions between the Company and the proposed nominee valued in excess of $120,000 and certain other types of business relationships with the Company).

d.

a description of all relationships between the proposed nominee and the recommending shareholder and any agreements or understandings between the recommending shareholder and the nominee regarding the nomination.

	e.	a description of all relationships between the proposed nominee and any of the Company's competitors, customers, suppliers, labor unions or other persons with special interests regarding the Company.
6.

The recommending shareholder must furnish a statement supporting its view that the proposed nominee possesses the minimum qualifications prescribed by the Committee for nominees, and briefly describing the contributions that the nominee would be expected to make to the board and to the governance of the Company.

7.

The recommending shareholder must state whether, in the shareholder's view, the nominee, if elected, would represent all shareholders and not serve for the purpose of advancing or favoring any particular shareholder or other constituency of the Company.

8.

The nominating recommendation must be accompanied by the consent of the proposed nominee to be interviewed by the Committee, if the Committee chooses to do so in its discretion (and the recommending shareholder must furnish the proposed nominee's contact information for this purpose), and, if nominated and elected, to serve as a director of the Company.

9.

A shareholder (or group of shareholders) wishing to submit a nominating recommendation for an annual meeting of shareholders must ensure that it is received by the Secretary of the Company, as provided above, not later than the 60th day nor earlier than the 90th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the shareholder must be so received not earlier than the 90th day prior to the annual meeting and not later than the later of the 60th day prior to the annual meeting or the 15th day following the day on which public announcement of the date of the meeting is first made by the Company.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers other than the principle executive officer who were serving as executive officers at the end of the year ended August 31, 2013; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended August 31, 2013, who we will collectively refer to as our “named executive officers”, of our company for the years ended August 31, 2013 and 2012, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

						Other
						Annual
				Stock	Option	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Total
Position	Year	($)	($)	($)	($)(1)	($)(2)	($)
Steven Vestergaard (3)	2013	257,322	Nil	Nil	Nil	12,866	270,188
President, Chief	2012	257,582	Nil	Nil	8,731	Nil	266,313
Executive Officer
and Director
Frederick Vandenberg (4)	2013	207,837	Nil	Nil	Nil	10,392	218,229
Chief Financial	2012	208,047	Nil	Nil	4,366	10,402	222,815
Officer, Treasurer
and Secretary

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
(5)

Compensation is stated in United States dollars. Where compensation was provided in Canadian dollars, compensation is based on an exchange rate of 0.9897 US dollars for each 1.00 Canadian dollar during the 2013 fiscal year. Compensation is stated in United States dollars and is based on an exchange rate of 0.9907 US dollars for each 1.00 Canadian dollar during the 2012 fiscal year.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our named executive officers that were outstanding as of August 31, 2013.

	Option Awards					Stock Awards

								Equity	Equity
								Incentive	Incentive
								Plan	Plan
								Awards:	Awards:
			Equity					Number	Market or
			Incentive			Number		of	Payout
			Plan			of		Unearned	Value of
			Awards:			Shares	Market	Shares,	Unearned
	Number of	Number of	Number of			or	Value of	Units or	Shares,
	Securities	Securities	Securities			Units of	Shares or	Other	Units or
	Underlying	Underlying	Underlying			Stock	Units of	Rights	Other
	Unexercised	Unexercised	Unexercised	Option		that have	Stock that	that have	Rights that
	Options	Options	Unearned	Exercise	Option	not	have not	not	have not
	Exercisable	Unexercisable	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)
Steven	300,000	0	N/A	0.50	Jan 19/2014	N/A	N/A	N/A	N/A
Vestergaard

Frederick	150,000	0	N/A	0.50	Jan 31/2015	N/A	N/A	N/A	N/A
Vandenberg	150,000	0		0.50	Jan 19/2014
	150,000	0		0.25	Jun 02/2014

LONG-TERM INCENTIVE PLANS

Employees of the Company are able to contribute up to 5% of their annual salary into a pool which is matched equally by Destiny. Independent directors are able to contribute a maximum of $12,500 each for a combined maximum annual purchase of $25,000. The maximum annual combined contributions will be $400,000. Money in the pool will be used to purchase shares out of the market on a semi-monthly basis. All purchases will be made through the Exchange by a third party plan agent and no purchases will be made on the OTC or German exchanges. The third party plan agent will also be responsible for the administration of the Plan on behalf of Destiny and the participants. Additionally, we have registered stock option plans.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings. In addition, our directors are eligible for grants of options to purchase shares of our common stock at the discretion of our Board of Directors.

The following table summarizes compensation paid to all of our directors:

	Fees Earned or	Stock	Option	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Total
	($)	($)	($)	($)(1)	($)
Yoshitaro Kumagai	Nil	Nil	Nil	36,500	36,500

Lawrance J. Langs	Nil	Nil	Nil	12,500	12,500

Edward Kolic	Nil	Nil	Nil	Nil	Nil

(1)

All other compensation for Mr. Kumagai and Mr. Langs includes participation in the employee share purchase plan described above under long term incentive plans and $24,000 for consulting fees for Mr. Kumagai.

(2)	As of August 31, 2013, 150,000 stock options with exercise price of $0.50 per share and expiry date of January 19, 2014 are each held by Mr. Kumagai, Mr. Langs and Mr. Kolic
(3)	Compensation is stated in United States dollars and compensation was provided in Canadian dollars.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 25, 2013 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS:
Common Stock	Steven Vestergaard President, Chief Executive Officer and Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	11,624,077(6)	22.34%
Common Stock	Frederick Vandenberg Chief Financial Officer and Corporate Secretary c/o 800-570 Granville St.	995,706(2)	1.90%

	Vancouver, BC, V6C 3P1
Common Stock	Edward Kolic Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	371,300 (3)	*
Common Stock	Lawrence J. Langs Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	450,418 (4)	*
Common Stock	Yoshitaro Kumagai Director c/o 800-570 Granville St. Vancouver, BC, V6C 3P1	625,079 (5)	1.20%
Common Stock	All Officers and Directors as a Group (5 persons)	14,066,580	27.04%

* Less than one percent (1%)

(1)	Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of such shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 25, 2013. As of November 25, 2013, there were 52,021,353 shares of our common stock issued and outstanding.

(2)	Consists of 545,706 shares held by Mr. Vandenberg and 450,000 shares that may be acquired upon the exercise of stock options held by Mr. Vandenberg.

(3)	Consists of 221,300 shares held by Mr. Kolic and 150,000 shares that may be acquired upon the exercise of stock options held by Mr. Kolic.

(4)	Consists of 300,418 shares held by Mr. Langs and 150,000 shares that may be acquired upon the exercise of stock options held by Mr. Langs.

(5)	Consists of 475,079 shares held by Mr. Kumagai and 150,000 shares that may be acquired upon the exercise of stock options held by Mr. Kumagai.

(6)	Consists of 11,324,077 shares held by Mr. Vestergaard and 300,000 shares that may be acquired upon the exercise of stock options held by Mr. Vestergaard.

EQUITY COMPENSATION PLAN INFORMATION

We have two equity compensation plans, namely our Amended 1999 Stock Option Plan and our Amended 2006 Stock Option Plan, under which up to 3,750,000 and 5,100,000 shares of our common stock, respectively, have been authorized for issuance to our officers, directors, employees and consultants. Our plans have been approved by the Company’s stockholders. The following summary information is presented for our plans on an aggregate basis as of August 31, 2013.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	1,850,000 Shares of Common Stock	$0.49 per Share	2,094,716 Shares of Common Stock
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Total	1,850,000 Shares of Common Stock		2,094,716 Shares of Common Stock

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and under “Item 11. Executive Compensation”, and under note 8 of the financial statements, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which the Company proposes to be a party:

(A)	any director or officer;

(B)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(C)	any immediate family member of any of the foregoing persons.

SHARE ISSUANCES

None

Messrs Lang and Kolic are independent directors. Mr. Vestergaard is our Chief Executive Officer and is not viewed as an independent director of the Company. Mr. Kumagai is not currently viewed as independent under SEC Rule 10A-3(b)(1).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Our current sole principal independent registered public accountant, BDO Canada LLP, provided audit and other services during the year ended August 31, 2013 and the year ended August 31, 2012 as follows:

BDO Canada LLP

	2013	2012
Audit Fees	$107,831	$97,047
Audit Related Fees	-	-
Tax Fees	12,467	9,094
All Other Fees	-	-
Total Fees	$120,298	$106,141

Audit Fees. This category includes the fees for the audit of our annual consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with SEC filings.

Audit Related Fees. There were no audited related fees paid to BDO Canada LLP.

Tax Fees. This category includes the fees for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees. There were no other fees paid to BDO Canada LLP.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before BDO Canada LLP is engaged by the Company or its subsidiaries to render any auditing or permitted non-audit service, the engagement be:

- approved by the Company's audit committee; or
- entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities under the Exchange Act to management.

The audit committee requires advance approval of all audit, audit-related, tax, and non-audit and other services performed by the independent auditor. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it. The audit committee has delegated to the chair of the audit committee authority to approve permitted services provided that the chair reports any decisions to the committee at its next scheduled meeting.

Of the total aggregate fees paid by us to our accountants during the fiscal years ended August 31, 2013 and 2012, 100% and 100% of the aggregate fees, respectively, were approved by the audit committee pursuant to the de minimis exception provided by Section (c)(7)(i)(C) of Rule 2-01 of Regulations S-X.

The audit committee has considered the nature and amount of the fees billed by BDO Canada LLP, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining BDO Canada LLP's independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

LIST OF DOCUMENTS FILED AS PART OF THE REPORT

The following documents are filed as part of this report:

(a)(1) Financial Statements:

1.	Report of Independent Registered Public Accounting Firm – BDO Canada LLP;

2.	Consolidated Balance Sheets;

3.	Consolidated Statements of Comprehensive Income;

4.	Consolidated Statements of Cash Flows;

5.	Consolidated Statement of Changes in Stockholders’ Equity; and

6.	Notes to the Consolidated Financial Statements.

(a)(2) Financial Statement Schedules:

            None.

(a)(3) Exhibits:

3.1	Amended Articles Of Incorporation (incorporated by reference to Exhibit 3(I) to our Amendment No. 5 to Registration Statement on Form 10SB12G filed on April 24, 2000).

3.2*	Amended and Restated Bylaws.

4.1 †	Amended 1999 Stock Option Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed on April 27, 2004).

4.2 †	2006 Amended And Restated Stock Option Plan (incorporated by reference to Exhibit 4.1 to our Post-effective Amendment No. 1 to Registration Statement on Form S-8 filed on May 18, 2007)

10.1	Share Purchase Agreement among Steve Vestergaard And Euro Industries Ltd. And Destiny Software Productions Inc. dated June 15, 1999 (incorporated by reference to Exhibit 4 to our Registration Statement on Form 10SB12G filed on November 23, 1999).

10.2	Rule 506 Subscription Agreement dated February 24, 2006 between Destiny Media Technologies Inc. and Global Equity Trading & Finance Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 3, 2006).

10.3	Rule 506 Subscription Agreement dated February 3, 2006 between Destiny Media Technologies Inc. and Global Equity Trading & Finance Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 3, 2006).

10.4	Securities Purchase Agreement dated February 26, 2007 (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on March 1, 2007).

10.5†	Employee Stock Purchase Plan (incorporated by reference to our Other Definitive Proxy Statements on Form DEF 14A filed on February 04, 2011).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm - BDO CANADA LLP

24*	Power of Attorney (included in Signature pages)

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

100*	XBRL-Related Documents

101*	Interactive Data File

* Filed herewith
† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer and Director
	Date:	November 25, 2013

/s/Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
	Date:	November 25, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Steven Vestergaard and Frederick Vandenberg, his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer, President and Director
(Principal Executive Officer)
Date: November 25, 2013

By:	/s/Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 25, 2013

By:	/s/Edward Kolic
Edward Kolic
Director
Date: November 25, 2013

By:	/s/Yoshitaro Kumagai
Yoshitaro Kumagai
Director
Date: November 25, 2013

By:	/s/ Lawrence J. Langs
Lawrence J. Langs
Director
Date: November 25, 2013