Form 10-Q
period 2013-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2014-01-14
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-28259

DESTINY MEDIA TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

COLORADO	84-1516745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 750, PO Box 11527, 650 West Georgia Street,
Vancouver, British Columbia, Canada	V6B 4N7
(Address of principal executive offices)	(Zip Code)

604-609-7736
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [   ] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[   ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of January 14, 2014 was 52,099,327.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Three months ended November 30, 2013
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
Unaudited

As at
	November 30,	August 31,
	2013	2013
	$	$

ASSETS
Current
Cash and cash equivalents	1,458,487	1,521,552
Accounts receivable, net of allowance for doubtful accounts of $8,495 [August 31, 2013 – $11,392]	594,012	419,697
Other receivables	7,517	16,636
Current portion of long term receivable [note 3]	104,217	99,649
Prepaid expenses	42,350	29,653
Deferred tax assets – current portion	130,000	130,000
Total current assets	2,336,583	2,217,187
Deposits	23,495	35,611
Long term receivable [note 3]	422,426	440,889
Property and equipment, net	280,186	234,969
Deferred tax assets – long term portion	705,000	729,000
Total assets	3,767,690	3,657,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	142,990	79,622
Accrued liabilities	248,151	221,720
Deferred leasehold inducement	—	2,892
Deferred revenue	40,880	70,415
Total liabilities	432,021	374,649

Commitments and contingencies [notes 5 and 8]
Stockholders’ equity
Common stock, par value $0.001 [note 4]
Authorized: 100,000,000 shares
Issued and outstanding: 52,021,353 shares
[August 31, 2013 – issued outstanding 51,981,964 shares]	52,021	51,982
Additional paid-in capital	8,952,164	8,929,384
Accumulated Deficit	(5,742,623)	(5,787,016)
Accumulated other comprehensive income	74,107	88,657
Total stockholders’ equity	3,335,669	3,283,007
Total liabilities and stockholders’ equity	3,767,690	3,657,656

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Expressed in United States dollars)
Unaudited

Three months ended November 30,

	2013	2012
	$	$

Service revenue [note 10]	922,541	1,063,867

Operating expenses
General and administrative	243,499	191,257
Sales and marketing	331,641	240,218
Research and development	264,484	400,352
Depreciation and amortization	31,347	27,656
	870,971	859,483
Income from operations	51,570	204,384
Other income
Interest income	16,823	20,666
Income before provision for income taxes	68,393	225,050
Deferred income tax expense	(24,000)	(65,000)

Net income	44,393	160,050

Other comprehensive loss, net of tax
Foreign currency translation adjustments	(14,550)	(5,516)

Total comprehensive income	29,843	154,534

Net income per common share, basic and diluted	0.00	0.00

Weighted average common shares outstanding:
Basic	51,998,397	52,112,210
Diluted	53,418,156	52,885,825

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	income
	#	$	$	$	$	$
Balance, August 31, 2012	52,091,004	52,091	9,008,957	(6,013,030)	232,917	3,280,935
Total comprehensive income	—	—	—	226,014	(144,260)	81,754
Common stock issued on options exercised	47,610	48	(48)	—	—	—
Common stock cancelled	(156,650)	(157)	(99,605)	—	—	(99,762)
Stock compensation	—	—	20,080	—	—	20,080
Balance, August 31, 2013	51,981,964	51,982	8,929,384	(5,787,016)	88,657	3,283,007
Total comprehensive income	—	—	—	44,393	(14,550)	29,843
Common stock issued on options exercised – Note 4	39,389	39	(39)	—	—	—
Stock compensation – Note 4	—	—	22,819	—	—	22,819
Balance, November 30, 2013	52,021,353	52,021	8,952,164	(5,742,623)	74,107	3,335,669

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

Three months ended November 30,
	2013	2012
	$	$

OPERATING ACTIVITIES
Net income	44,393	160,050
Items not involving cash:
Depreciation and amortization	31,347	27,656
Stock-based compensation	22,819	—
Deferred leasehold inducement	(2,929)	(489)
Deferred income taxes	24,000	65,000
Unrealized foreign exchange	(13,510)	(9,303)
Changes in non-cash working capital:
Accounts receivable	(179,998)	(187,331)
Other receivables	9,193	(23,586)
Prepaid expenses and deposits	(965)	(27,733)
Accounts payable	65,023	(98,522)
Accrued liabilities	28,209	(21,503)
Deferred revenue	(29,679)	(8,665)
Long term receivable	24,532	24,553
Net cash provided (used) by operating activities	22,435	(99,873)

INVESTING ACTIVITIES
Purchase of property and equipment	(78,768)	(27,151)
Net cash used in investing activities	(78,768)	(27,151)

FINANCING ACTIVITIES
Net cash used in financing activities	—	—

Effect of foreign exchange rate changes on cash	(6,732)	(2,686)

Net decrease in cash during the period	(63,065)	(129,710)
Cash, beginning of the period	1,521,552	1,275,423
Cash, end of the period	1,458,487	1,145,713

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2013 and 2012

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

The Company’s stock is listed for trading under the symbol “DSNY” on the OTCQX in the United States, under the symbol “DSY” on the TSX Venture Exchange and under the symbol “DME” on the Berlin, Frankfurt, Xetra and Stuttgart exchanges in Germany.

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2013 are not necessarily indicative of the results that may be expected for the year ended August 31, 2014.

The balance sheet at August 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 2013.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2013 and 2012

3. LONG TERM RECEIVABLE

Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012. The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a registered charge against real estate located in Australia. As at November 30, 2013, installments of $366,950 AUD and interest of $120,806 AUD had been received.

4. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the three months ended November 30, 2013, 39,389 shares were issued pursuant to the cashless exercise of 50,000 share purchase options exercisable at $0.50.

[b] Stock option plans

The Company has two existing stock option plans (the “Plans”), namely the Amended 1999 Stock Option Plan and the 2006 Stock Option Plan, under which up to 3,750,000 and 5,100,000 shares of the common stock, respectively, have been reserved for issuance. A total of 1,655,507 common shares remain eligible for issuance under the plans. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of November 30, 2013, and changes during the period ended are presented below:

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2013 and 2012

4. STOCKHOLDERS’ EQUITY (cont’d.)

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$
Outstanding at August 31, 2013	1,850,000	0.49	0.56	3,119,250
Exercised	(50,000)	0.50		102,500
Outstanding at November 30, 2013	1,800,000	0.49	0.32	3,107,250
Vested and exercisable at November 30, 2013	1,778,125	0.49	0.32	3,077,281

The following table summarizes information regarding the non-vested stock purchase options outstanding as of November 30, 2013:

Number of Options
Non-vested options at August 31, 2013	40,625
Vested	(18,750)
Non-vested options at November 30, 2013	21,875

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at November 30, 2013.

During the three months ended November 30, 2013 and 2012, stock-based compensation expense has been reported in the consolidated statement of operations and comprehensive income as follows:

	2013	2012
	$	$
Stock-based compensation
General and administrative	22,819	—
Sales and marketing	—	—
Research and development	—	—
Total stock-based compensation	22,819	—

Valuation Assumptions

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2013 and 2012

4. STOCKHOLDERS’ EQUITY (cont’d.)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2013	2012
	$	$
Expected term of stock options (years)	0.12-0.25	—
Expected volatility	50-72%	—
Risk-free interest rate	0.01%-0.14%	—
Dividend yields	—	—

Expected volatilities are based on historical volatility of the Company’s stock. The Company also uses historical data to estimate option exercise and employee termination within the valuation model.

The expected term of stock options represents the period of time that options vested are expected to be outstanding. The risk-free rate for periods within the contractual life of the options is based on US Treasury bill rates in effect at the time of options vested.

During the year ended August 31, 2013, the Company entered into a consulting agreement with a non-employee to provide investor relations consulting services and maximize shareholder value. As part of the agreement, the Company has issued 75,000 options exercisable at $0.85 per share. The options vest equally over twelve months following the signing of the agreement on March 15, 2013. The vested options of 18,750 during the three months ended November 30, 2013 was measured using the Black-Scholes option-pricing model and amounted to $22,819. The amount was expensed to general and administrative in the consolidated statement of operations and comprehensive income.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2013 and 2012

4. STOCKHOLDERS’ EQUITY (cont’d.)

During the three months ended November 30, 2013, the Company recognized compensation expense of $13,499 (2012 - $12,137) in salaries and wages on the consolidated statement of operations and comprehensive income in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $2.18 (2012 - $0.87) . The shares are held in trust by the Company for a period of one year from the date of purchase.

5. COMMITMENTS

On August 21, 2013 the company entered into a lease agreement for its premises and it commenced on November 1, 2013 and will expire on December 31, 2014. The Company is committed to payments as followed:

$
2014	211,368
2015	93,941

During the three months ended November 30, 2013 the Company incurred rent expense of $59,879 (2012: $31,620) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of operations and comprehensive income.

By a credit facilities agreement dated April 8, 2010 and amended June 17, 2011 and August 23, 2012, the Company has a credit facility with the Royal Bank of Canada consisting of a commercial credit card limit of $47,500 ($50,000 CDN) with interest rate of the bank prime rate plus 3.5% . Borrowings under the facilities are repayable on demand. As of November 30, 2013 and August 31, 2013, the Company has not drawn the credit facility.

6. RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a Director effective October 1, 2010. The Company will pay $2,000 per month, plus authorized expenses. The Director will receive a 10% commission if related new businesses are successfully closed. During the three months ended November 30, 2013, the Company paid consulting fees of $6,000 (2012 - $6,000) under this agreement.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2013 and 2012

7. INCOME TAX

The Company has adopted the provisions of ASC 740, Income taxes. This standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2013, the tax years which remain subject to examination by major tax jurisdictions as of November 30, 2013. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2013 and 2012

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2013 and 2012

9. NEW ACCOUNTING PRONOUNCEMENTS (cont’d.)

In April 2013, the FASB issued Accounting Standards Update 2013-07, “Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting”. The amendments of this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. The amendments apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP except investment companies that are regulated under the Investment Company Act of 1940. The amendments are effective for entities that determine liquidation imminent during annual reporting periods beginning after December 15, 2013. The Company does not expect the adoption of this Update will have material impact on the consolidated financial statements.

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
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2013 and 2012

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended
	November 30,
	2013	2012
	$	$

Play MPE®

North America	335,277	511,806
Europe*	515,685	468,717
Australia	33,486	37,190
Total Play MPE® Revenue	884,448	1,017,713

Clipstream ® and Radio Destiny

North America	38,093	46,154
Total Clipstream ® & Radio Destiny Revenue	38,093	46,154

Total Revenue	922,541	1,063,867

* Of this total, $436,171 (2012: $408,446) was derived from the United Kingdom during the three months ended November 30, 2013.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2013 and 2012

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE (cont’d.)

While, the above segmented information is based on location of the customer, some of these customers have distribution centres located around the globe. Play MPE revenue based on the location source of its distributions is as follows:

	Three Months Ended
	November 30,
	2013	2012
	$	$

Play MPE®

North America	397,488	511,806
Europe	345,862	436,489
Australia	141,098	69,418
Total Play MPE® Revenue	884,448	1,017,713

During the three months ended November 30, 2013, the Company generated 47% of total revenue from one customer [2012 - one customer represented 38% and another customer represented 18%].

As at November 30, 2013, one customer represented $439,856 (74%) of the trade receivables balance [August 31, 2013 – one customer represented 67%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

11. SUBSEQUENT EVENTS

Subsequent to November 30, 2013, 77,974 shares were issued pursuant to the cashless exercise of 100,000 share purchase options exercisable at $0.50.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors described in this Quarterly Report, including the risk factors under “Item 1A. Risk Factors.” of part II, and, from time to time, in other reports the Company files with the Securities and Exchange Commission. These factors may cause the Company’s actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Such information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW AND CORPORATE BACKGROUND

Destiny Media Technologies, Inc. was incorporated in August 1998 under the laws of the State of Colorado. We carry out our business operations through our wholly owned subsidiary, Destiny Software Productions Inc., a British Columbia company that was incorporated in 1992, MPE Distribution, Inc. a Nevada company that was incorporated in 2007 and Sonox Digital Inc incorporated under the Canada Business Corporations Act in 2012. The “Company”, “Destiny Media”, “Destiny” or “we” refers to the consolidated activities of all four companies.

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

The Company has a core business distributing secure pre-release music and music videos to trusted recipients on behalf of the major record labels and has completed R&D on a new player-less streaming video product, Clipstream®. A number of products are being built around this streaming video engine, with the first launched in the first quarter of fiscal year of 2014. Expenses associated with this initiative have been expensed, while patent expenses have been capitalized.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2013 AND 2012

Revenue

Total revenue for the three months ended November 30, 2013 grew by 7% over the three months ended August 31, 2013 to $922,541 resulting from an increase in revenue from our Play MPE® system of 7.3% . As compared to the prior year, first quarter revenue fell by 13% from adjustments to a renewed agreement with Universal Music Group consistent with the adjustments shown in the second half of fiscal 2013.

There were a number of positive impacts for Play MPE® revenue which partially offset this decline. In Scandinavia, Play MPE® has shown strong growth with other major labels (38% growth over the three months ended November 30, 2012) and independent labels (2% growth over the three months ended November 30, 2012). In the United States, Play MPE® continues to see growth in independent label revenue (18%), and non-UMG major labels (1%).

Approximately 58% of our Play MPE® revenue is denominated in Euros for the three months ended November 30, 2013. European revenue is currently concentrated in the United Kingdom and the Scandinavian countries. Approximately 38% of Play MPE® revenue is denominated in US Dollars and 4% of Play MPE® revenue is denominated in Australia Dollars for the three months ended November 30, 2013.

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

Total operating expenditures for the three months ended November 30, 2013 has slightly increased by 1.3% over the same period in the prior year to $870,971 (November 30 2012 – $859,483).

General and administrative	30-Nov	30-Nov	$	%
	2013	2012	Change	Change
	(3 months)	(3 months)
	$	$
Wages and benefits	83,264	90,438	(7,174)	(7.9%	)
Rent	9,053	4,865	4,188	86.1%
Telecommunications	3,740	4,890	(1,150)	(23.5%	)
Bad debt	3,179	3,038	141	4.6%
Office and miscellaneous	80,662	56,075	24,587	43.8%
Professional fees	63,601	31,951	31,650	99.1%
	243,499	191,257	52,242	27.3%

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The increase in office and miscellaneous is due to the costs related to shareholder relations consulting services received in current period.

The increase in professional fees is related to various legal advices for NASDAQ listing application, US securities laws.

Sales and marketing	30-Nov	30-Nov	$	%
	2013	2012	Change	Change
	(3 months)	(3 months)
	$	$
Wages and benefits	238,212	147,570	90,642	61.4%
Rent	25,900	7,317	18,583	254.0%
Telecommunications	10,699	7,355	3,344	45.5%
Meals and entertainment	6,342	5,330	1,012	19.0%
Travel	17,564	9,864	7,700	78.1%
Advertising and marketing	32,924	62,782	(29,858)	(47.6%	)
	331,641	240,218	91,423	38.1%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The increase in wages and benefits is mainly due to an increased focus from our existing staff on marketing and promotional activities in the current period. Rent expense has increased as a result of a rent abatement received during the comparative period. The decrease in advertising and marketing is mainly due to the Christmas gifts to our clients purchased earlier in comparative period.

Research and development	30-Nov	30-Nov	$	%
	2013	2012	Change	Change
	(3 months)	(3 months)
	$	$
Wages and benefits	229,261	361,376	(132,115)	(36.6%	)
Rent	24,926	19,438	5,488	28.2%
Telecommunications	10,297	19,538	(9,241)	(47.3%	)
	264,484	400,352	(135,868)	(33.9%	)

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

Amortization

Amortization expense arises from property and equipment, and from patents and trademarks. Amortization increased to $31,347 for the three months ended November 30, 2013 from $27,656 for the three months ended November 30, 2012, an increase of $3,691 or 13% as a result of servers purchased for our operation of Play MPE® product.

Other earnings and expenses

Interest income decreased to $16,823 for the three months ended November 30, 2013 from $20,666 for the three months ended November 30, 2012, a decrease of $3,843. The interest income is derived from the amount receivable pursuant to our previous litigation settlement.

Net income

During the three months ended November 30, 2013 we have net income of $44,393 (November 30, 2012 – net income of $160,050). The reduction in net income is primarily the result of a reduction in revenue associated with reduced pricing to our largest customer.

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

	2012 Q2	2012 Q3	2012 Q4	2013 Q1	2013 Q2	2013 Q3	2013 Q4	2014 Q1
	$	$	$	$	$	$	$	$
Net Income	(286,250)	651,138	185,560	160,050	13,198	26,595	26,171	44,393
Amortization and stock based compensation	57,485	24,513	34,220	27,656	28,390	30,692	57,217	54,166
Interest income	(1,613)	(22,642)	(20,434)	(20,666)	(20,068)	(18,907)	(18,494)	(16,823)
Income tax	(5,000)	190,000	18,000	65,000	—	8,000	15,000	24,000
Adjusted EBITDA	(235,378)	843,009	217,346	232,040	21,520	46,380	79,894	105,736

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $1,458,487 as at November 30, 2013 (August 31, 2013 – $1,521,552). We had working capital of $1,904,562 as at November 30, 2013 compared to working capital of $1,842,538 as at August 31, 2013. The increase in our working capital was mainly due to an increase in our accounts receivable.

CASHFLOWS

Net cash provided by operating activities was $22,435 for the three months ended November 30, 2013, compared to net cash used of $99,873 for the three months ended November 30, 2012. The main reason for the increase in net cash flows provided in the operating activities was primarily due to a decrease in accounts payable as a result of the payment of final legal bills associated with the legal settlement during the three months ended November 30 2012.

Net cash used in investing activities was $78,768 for the three months ended November 30, 2013, compared to net cash used of $27,151 for the three months ended November 30, 2012. The increase in net cash used in investing activities is largely attributable to servers purchased for our operation of Play MPE® product in current period.

There were no cash used or provided in financing activities for the three months ended November 30, 2013 and 2012.

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

In April 2013, the FASB issued Accounting Standards Update 2013-07, “Presentation of Financial Statements (Topic 205), Liquidation Basis of Accounting”. The amendments of this Update are being issued to clarify when an entity should apply the liquidation basis of accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. In addition, the guidance provides principles for the recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis so accounting. The amendments apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP except investment companies that are regulated under the Investment Company Act of 1940. The amendments are effective for entities that determine liquidation imminent during annual reporting periods beginning after December 15, 2013. The Company does not expect the adoption of this Update will have material impact on the consolidated financial statements.

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

Income Taxes

Deferred income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted income tax rates by tax jurisdiction at each balance sheet date. Deferred income tax assets also result from unused loss carry-forwards and other deductions. The valuation of deferred income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated realizable amount. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, and current and enacted tax legislation and other temporary differences between book and tax accounting to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. There is a risk that management estimates for operating results could vary significantly from actual results, which could materially affect the valuation of the future income tax asset. Although the Company has tax loss carry-forwards and other deferred income tax assets, management has determined certain of these deferred tax assets do not meet the more likely than not criteria, and accordingly, these deferred income tax asset amounts have been partially offset by a valuation allowance as disclosed in Note 6 of our annual consolidated financial statements for the year ended August 31, 2013.

If management’s estimates of the cash flows or operating results do not materialize due to errors in estimates or unforeseen changes to the economic conditions affecting the Company, it could result in an impairment adjustment in future periods up to the carrying value of the deferred income tax balance of $835,000.

Contingencies

As discussed under “Item 1. Legal Proceedings” in Part II and in Note 8 “Contingencies” in Notes to Interim Condensed Consolidated Financial Statements, the Company is subject from time to time to various legal proceedings and claims that arise in the ordinary course of business. In accordance with US GAAP, the Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the three months ended November 30, 2013, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company realized small positive impacts on net income through increased revenue and decreased expenses as compared to the exchange rates seen in the same period in the prior year.

Item 4. Controls and Procedures.

The Company’s management, with the participation of its principal executive officer and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 13a-15(f) of Exchange Act as of November 30, 2013.

Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that there are material weaknesses in internal control over financial reporting, which are discussed below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

During the fiscal quarter covered by this Quarterly Report, management has conducted a comprehensive review of the Company’s internal control over financial reporting and extra steps and reviews have been taken that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1 – Risk Factors” in our Form 10-K for the fiscal year ended August 31, 2013 filed with the SEC on November 25, 2013. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101*	Interactive Data File

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer and Director
	Date:	January 14, 2014

/s/Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
	Date:	January 14, 2014