Form 10-Q
period 2014-02-28
DESTINY MEDIA TECHNOLOGIES INC
filed 2014-04-10
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months period ended February 28, 2014

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

_____________________________________________________________
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

[X] Yes      [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

[X] Yes      [   ] No

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of April 10, 2014 was 52,755,845.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Six months ended February 28, 2014
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
Unaudited

As at

	February 28,	August 31,
	2014	2013
	$	$

ASSETS
Current
Cash and cash equivalents	870,939	1,521,552
Accounts receivable, net of allowance for
doubtful accounts of $3,143 [August 31, 2013 – $11,392]	616,665	419,697
Other receivables [note 11]	73,852	16,636
Current portion of long term receivable [note 3]	105,077	99,649
Prepaid expenses	42,093	29,653
Deposits	22,355	35,611
Deferred tax assets – current portion	130,000	130,000
Total current assets	1,860,981	2,252,798
Long term receivable [note 3]	387,900	440,889
Property and equipment, net	262,902	234,969
Deferred tax assets – long term portion	726,000	729,000
Total assets	3,237,783	3,657,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	159,824	79,622
Accrued liabilities	317,625	221,720
Deferred leasehold inducement	—	2,892
Deferred revenue	5,528	70,415
Total liabilities	482,977	374,649

Commitments and contingencies [notes 5 and 8]
Stockholders’ equity
Common stock, par value $0.001 [note 4] Authorized: 100,000,000 shares Issued and outstanding: 52,680,845 shares [August 31, 2013 – issued outstanding 51,981,964 shares]	52,681	51,982
Additional paid-in capital	8,885,605	8,929,384
Accumulated deficit	(6,117,456)	(5,787,016)
Accumulated other comprehensive income (loss)	(66,024)	88,657
Total stockholders’ equity	2,754,806	3,283,007
Total liabilities and stockholders’ equity	3,237,783	3,657,656

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013
	$	$	$	$

Revenue [note 10]	810,682	880,322	1,733,223	1,944,189

Operating expenses
General and administrative	526,166	198,340	769,665	389,597
Sales and marketing	394,750	203,382	726,391	443,600
Research and development	268,362	457,080	532,846	857,432
Amortization	33,061	28,390	64,408	56,046
	1,222,239	887,192	2,093,310	1,746,675
Income (loss) from operations	(411,657)	(6,870)	(360,087)	197,514
Other income
Interest income	15,824	20,068	32,647	40,734
Income (loss) before income taxes	(395,833)	13,198	(327,440)	238,248
Income tax recovery (expense) - deferred	21,000	—	(3,000)	(65,000)
Net Income (loss)	(374,833)	13,198	(330,440)	173,248

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(140,131)	(77,448)	(154,681)	(82,964)

Total comprehensive income (loss)	(514,964)	(64,250)	(485,121)	90,284

Net income (loss) per common share, basic and diluted	(0.01)	0.00	(0.01)	0.00

Weighted average common shares outstanding:
Basic	52,222,640	51,989,473	52,109,899	52,051,181
Diluted	52,222,640	52,551,731	52,109,899	52,729,848

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	Income (loss)
	#	$	$	$	$	$
Balance, August 31, 2012	52,091,004	52,091	9,008,957	(6,013,030)	232,917	3,280,935
Total comprehensive income	—	—	—	226,014	(144,260)	81,754
Common stock issued on options exercised	47,610	48	(48)	—	—	—
Common stock cancelled	(156,650)	(157)	(99,605)	—	—	(99,762)
Stock compensation	—	—	20,080	—	—	20,080
Balance, August 31, 2013	51,981,964	51,982	8,929,384	(5,787,016)	88,657	3,283,007
Total comprehensive (loss)	—	—	—	(330,440)	(154,681)	(485,121)
Stock options repurchased and cancelled – Note 4	—	—	(113,215)	—	—	(113,215)
Common stock issued on options exercised – Note 4	698,881	699	36,801	—	—	37,500
Stock compensation – Note 4	—	—	32,635	—	—	32,635
Balance, February 28, 2014	52,680,845	52,681	8,885,605	(6,117,456)	(66,024)	2,754,806

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

Six months ended,	February 28,	February 28,
	2014	2013
	$	$

OPERATING ACTIVITIES
Net income (loss)	(330,440)	173,248
Items not involving cash:
Depreciation and amortization	64,408	56,046
Stock-based compensation	32,635	—
Deferred leasehold inducement	(2,867)	(1,947)
Deferred income taxes	3,000	65,000
Unrealized foreign exchange	(29,363)	(15,484)
Changes in non-cash working capital:
Accounts receivable	(230,192)	(73,722)
Other receivables	(60,915)	(48,321)
Prepaid expenses and deposits	(2,833)	(3,798)
Accounts payable	88,586	(137,022)
Accrued liabilities	299,407	(12,878)
Deferred revenue	(64,035)	(28,360)
Long term receivable	48,658	41,099
Net cash provided by (used in) operating activities	(183,951)	13,861

INVESTING ACTIVITIES
Purchase of property and equipment	(106,971)	(39,945)
Net cash used in investing activities	(106,971)	(39,945)

FINANCING ACTIVITIES
Proceeds from options/warrants exercised	37,500	—
Repurchase of options	(305,250)	—
Repurchase of common shares	—	(99,762)
Net cash used in financing activities	(267,750)	(99,762)

Effect of foreign exchange rate changes on cash	(91,941)	(38,087)

Net decrease in cash during the period	(650,613)	(163,933)
Cash, beginning of the period	1,521,552	1,275,423
Cash, end of the period	870,939	1,111,490

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2014

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2014 are not necessarily indicative of the results that may be expected for the year ended August 31, 2014.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2014

3. LONG TERM RECEIVABLE

Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012. The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a registered charge against real estate located in Australia. As at February 28, 2014, installments of $409,100 AUD and interest of $135,405 AUD had been received.

4. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the six months ended February 28, 2014, 623,881 shares were issued pursuant to the cashless exercise of 875,000 share purchase options exercisable at $0.50. 75,000 shares were issued pursuant to the cash exercise of 75,000 share purchase options exercisable at $0.50.

[b] Stock option plan

The Company has one existing stock option plan (the “Plan”), namely the 2006 Stock Option Plan, under which up to 5,100,000 shares of the common stock, has been reserved for issuance. A total of 1,326,840 common shares remain eligible for issuance under the plan. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of option activity under the Plan as of February 28, 2014, and changes during the period ended are presented below:

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2014

4. STOCKHOLDERS’ EQUITY (cont’d.)

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$
Outstanding at August 31, 2013	1,850,000	0.49	0.56	3,119,250
Exercised	(950,000)	0.50		999,500
Repurchased and cancelled	(450,000)	0.50		447,750
Outstanding at February 28, 2014	450,000	0.48	0.56	299,250
Vested and exercisable at February 28, 2014	446,875	0.47	0.56	298,344

During the six months ended February 28, 2014, 450,000 options at an exercise price of $0.50 were repurchased by the Company for consideration of $447,750 by using the open market price on the date of exercise. As of February 28, 2014, $142,500 was unpaid and included as accrued liabilities. The difference between the fair value of options acquired and the fair market value at grant date was charged to expense resulting in additional compensation of $334,536 recorded in general and administrative expenses.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of February 28, 2014:

Number of Options
Non-vested options at August 31, 2013	40,625
Vested	(37,500)
Non-vested options at February 28, 2014	3,125

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at February 28, 2014.

During the three and six months ended February 28, 2014 and February 28, 2013, stock-based compensation expense has been reported in the statement of operations as follows:

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2014

4. STOCKHOLDERS’ EQUITY (cont’d.)

	Three Months Ended		Six Months Ended
	February 28	February 28	February 28	February 28
	2014	2013	2014	2013
	$	$	$	$
Stock-based compensation:
General and administrative	344,352	—	367,171	—
Sales and marketing	—	—	—	—
Research and development	—	—	—	—
Total stock-based compensation	344,352	—	367,171	—

Valuation Assumptions

The fair value of each option award (with exception of the amount attributable to the stock option repurchase discussed above) is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended		Six Months Ended
	February 28	February 28	February 28	February 28
	2014	2013	2014	2013
Expected term of stock options (years)	0.00-0.12	—	0.00-0.25	—
Expected volatility	0%-150%	—	0%-150%	—
Risk-free interest rate	0.00%-0.06%	—	0.00%-0.14%	—
Dividend yield	—	—	—	—

Expected volatilities are based on historical volatility of the Company’s stock. The Company also uses historical data to estimate option exercise and employee termination within the valuation model.

The expected term of stock options represents the period of time that options vested are expected to be outstanding. The risk-free rate for periods within the contractual life of the options is based on US Treasury bill rates in effect at the time options vested.

During the year ended August 31, 2013, the Company entered into a consulting agreement with a non-employee to provide investor relations consulting services and maximize shareholder value. As part of the agreement, the Company has issued 75,000 options exercisable at $0.85 per share. The options vest equally over twelve months following the signing of the agreement on March 15, 2013. The vested options of 37,500 during the six months ended February 28, 2014 was measured using the Black-Scholes option-pricing model and amounted to $32,635. The amount was expensed to general and administrative in the consolidated statement of operations and comprehensive income.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2014

4. STOCKHOLDERS’ EQUITY (cont’d.)

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

During the six months ended February 28, 2014, the Company recognized compensation expense of $92,135 (February 28, 2013 - $78,103) in salaries and wages on the consolidated statement of operations and comprehensive income in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $1.85 (February 28, 2013 - $0.75) . The shares are held in trust by the Company for a period of one year from the date of purchase.

5. COMMITMENTS

On August 21, 2013 the Company entered into a lease agreement for its premises and it commenced on November 1, 2013 and will expire on December 31, 2014. The Company has fiscal year payments committed as follows:

$

2014	134,074
2015	89,383

During the six months ended February 28, 2014 the Company incurred rent expense of $129,643 (February 28, 2013: $92,952) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of operations and comprehensive income.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2014

6. RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a Director effective October 1, 2010 which terminated on December 31, 2013. The Company paid $2,000 per month, plus authorized expenses. During the six months ended February 28, 2014, the Company paid consulting fees of $8,000 (February 28, 2013 - $12,000) under this agreement.

7. INCOME TAX

The Company has adopted the provisions of ASC 740, Income taxes. This standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2013, the tax years which remain subject to examination by major tax jurisdictions as of February 28, 2014. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2014

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

Accounting Standards Not Yet Effective

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. The current practice Topic 740, “Income Taxes” does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The objective of this Update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits. This accounting standard update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014, early adoption is permitted. The Company is currently evaluating the impact of this update on the consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2014

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2014

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended		Six Months Ended
	February 28	February 28	February 28	February 28
	2014	2013	2014	2013
	$	$	$	$
Play MPE®

North America	267,018	469,044	602,295	980,850
Europe	489,036	330,297	1,004,721	799,014
Australasia	28,168	32,609	61,654	69,799
Total Play MPE®	784,222	831,950	1,668,670	1,849,663
Clipstream ® & Pirate Radio

North America	26,460	48,372	64,553	94,526
Outside of North America	—	—	—	—
Total Clipstream ® & Pirate Radio	26,460	48,372	64,553	94,526

Total revenue	810,682	880,322	1,733,223	1,944,189

Revenue in the above table is based on location of the customer. Some of these customers have distribution centers located around the globe and distribute around the world. One customer, representing 50% of total revenue for the period ending February 28, 2014, consolidated affiliated members, effective March 1, 2013, under one global agreement located in Europe. As a result, global revenue associated with this customer for the period ending February 28, 2014 is included in European revenue. In the comparative period in the prior year, this customer represented 54% of revenue and that revenue was allocated to both North America (19%) and Europe (35%). As a result, there is a movement in the location of the source of the revenue which does not reflect underlying distribution activities.

As at February 28, 2014, one customer represented $435,088 (71%) of the trade receivables balance [August 31, 2013 – one customer represented 67%].

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2014

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE (cont’d.)

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

11. OTHER RECEIVABLE

There was a receivable balance of $63,938 as of February 28, 2014 (August 31, 2013 - $7,381) related to withholding taxes on options exercised by employees. The balance as of February 28, 2014 is required to be paid off to the Company by December 31, 2014.

12. SUBSEQUENT EVENTS

Subsequent to February 28, 2014, 75,000 shares were issued pursuant to the cash exercise of 75,000 share purchase options exercisable at $0.85.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2014 AND 2013

Revenue

Total revenue for the six months ended February 28, 2014 decreased by 11% over the six months ended February 28, 2013 to $1,733,223 (February 28, 2013 – $1,944,189) This decline is the result of eliminating inefficiencies inherent in our previous agreement with Universal Music Group, which became effective in the third quarter of the prior year. Play MPE® continues to grow in use and the Company saw significant growth in several areas including both major record label and independent labels in northern Europe, and independent labels in the United States. The Company recently announced an exclusive distribution agreement with Sony Music Entertainment Australia which became effective after the quarter and, as a result, has not yet impacted the results.

Total revenue for the three months ended February 28, 2014 decreased by 8% over the three months ended February 28, 2013 to $810,682 (February 28, 2013 – $880,322). This decline is due in part to eliminating inefficiencies inherent in our previous agreement with Universal Music Group, which became effective in the third quarter of the prior year. The decrease is partially offset by the increase within independent labels in the United States.

Approximately 60% of our Play MPE® revenue is denominated in Euros for the six months ended February 28, 2014. European revenue is currently concentrated in the United Kingdom and the Scandinavian countries. Approximately 36% of Play MPE® revenue is denominated in US Dollars and 4% of Play MPE® revenue is denominated in Australia Dollars for the six months ended February 28, 2014.

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

Total operating expenditures for the six months ended February 28, 2014 has increased by 20% over the same period in the prior year to $2,093,310 (February 28, 2013 – $1,746,675). The increase is almost entirely attributed to the repurchase of options charged to general and administration expense.

Operating expenditures for the three months ended February 28, 2014 has increased by 38% over the same period in the prior year to $1,222,339 (February 28, 2013 – $887,192). The increase is due to the additional expenses related to repurchase of options. Excluding the costs related to the repurchase of options, our operating expenditures for the three months ended February 28, 2014 has remained consistent with the same period in the comparable prior period.

General and administrative	28-Feb	28-Feb	$	%
	2014	2013	Change	Change
	(6 months)	(6 months)
	$	$
Wages and benefits	512,569	196,680	315,889	160.6%
Rent	19,853	14,581	5,272	36.2%
Telecommunications	8,043	8,899	(856)	(9.6%	)
Bad debt	(6,110)	3,934	(10,044)	(255.3%	)
Office and miscellaneous	109,054	83,756	25,298	30.2%
Professional fees	126,256	81,747	44,509	54.4%
	769,665	389,597	380,068	97.6%

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The increase in professional fees is primarily related to non-recurring legal advice surrounding a NASDAQ listing application and addressing various associated United States securities issues. The increase in office and miscellaneous is due to the costs related to shareholder relations consulting services received in current period, which is partially offset by the foreign exchange gains during the current period as a result of fluctuations in the value of the Euro impacting cash and accounts receivable balances denominated in that currency. The increase in wages and benefits is due to the costs related to repurchase of options described above.

Sales and marketing	28-Feb	28-Feb	$	%
	2014	2013	Change	Change
	(6 months)	(6 months)
	$	$
Wages and benefits	524,037	291,742	232,295	79.6%
Rent	58,437	21,628	36,809	170.2%
Telecommunications	23,673	13,200	10,473	79.3%
Meals and entertainment	8,336	6,194	2,142	34.6%
Travel	35,627	20,353	15,274	75.0%
Advertising and marketing	76,281	90,483	(14,202)	(15.7%	)
	726,391	443,600	282,791	63.7%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The increase in wages and benefits is mainly due to the Company’s focus on marketing and promotional activities from our existing development staff. Rent expense has increased as a result of a rent abatement received during the comparative period.

Research and development	28-Feb	28-Feb	$	%
	2014	2013	Change	Change
	(6 months)	(6 months)
	$	$
Wages and benefits	460,514	765,413	(304,899)	(39.8%	)
Rent	51,353	56,743	(5,390)	(9.5%	)
Telecommunications	20,804	34,631	(13,827)	(39.9%	)
Research and development	175	645	(470)	(72.6%	)
	532,846	857,432	(324,586)	(37.9%	)

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

Amortization

Amortization expense arises from property and equipment, and from patents and trademarks. Amortization increased to $64,408 for the six months ended February 28, 2014 from $56,046 for the six months ended February 28, 2013, an increase of $8,362 or 15% as a result of additional servers purchased for our Play MPE® operations.

Other earnings and expenses

Interest income decreased to $32,647 for the six months ended February 28, 2014 from $40,734 for the six months ended February 28, 2013, a decrease of $8,087. The interest income is derived from the amount receivable pursuant to our previous litigation settlement. The decrease in interest income is the result of a lower settlement receivable balance from the settlement receivable being paid down during the year.

Net income

During the six months ended February 28, 2014 we have net loss of $330,440 (February 28, 2013 – net income of $173,248). The reduction in net income is primarily due to the costs related to repurchase of options and the result of a reduction in revenue associated with the elimination of contractual inefficiencies to our largest customer.

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

	2012 Q3	2012 Q4	2013 Q1	2013 Q2	2013 Q3	2013 Q4	2014 Q1	2014 Q2
	$	$	$	$	$	$	$	$

Net Income (Loss)	651,138	185,560	160,050	13,198	26,595	26,171	44,393	(374,833)
Amortization and stock
based compensation	24,513	34,220	27,656	28,390	30,692	57,217	54,166	42,877
Interest income	(22,642)	(20,434)	(20,666)	(20,068)	(18,907)	(18,494)	(16,823)	(15,824)

Income tax	190,000	18,000	65,000	—	8,000	15,000	24,000	(21,000)
Adjusted EBITDA	843,009	217,346	232,040	21,520	46,380	79,894	105,736	(368,780)

During the three months ended February 28, 2014, we have adjusted negative EBITDA of $368,780 as results of additional expenses related to repurchase of options, a slow season during the Christmas period and a reduction in revenue associated with our largest customer described above.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $870,939 as at February 28, 2014 (August 31, 2013 – $1,521,552). We had working capital of $1,378,004 as at February 28, 2014 compared to working capital of $1,878,149 as at August 31, 2013. The decrease in our working capital was mainly due to a decrease in our cash balance.

CASHFLOWS

Net cash used by operating activities was $183,951 for the six months ended February 28, 2014, compared to net cash provided of $13,861 for the six months ended February 28, 2013. The main reason for the increase in net cash flows used in the operating activities was primarily due to decreased receipts in accounts receivable as a result of reduction of revenue during the six months ended February 28, 2014.

Net cash used in investing activities was $106,971 for the six months ended February 28, 2014, compared to net cash used of $39,945 for the six months ended February 28, 2013. The increase in net cash used in investing activities is largely attributable to servers purchased for our operation of Play MPE® product in current period.

Net cash used in financing activities was $267,750 for the six months ended February 28, 2014 compared to net cash used of $99,762 for the six months ended February 28, 2013. The change is mainly the result of stock options repurchased by the Company during the six months ended February 28, 2014.

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

If management’s estimates of the cash flows or operating results do not materialize due to errors in estimates or unforeseen changes to the economic conditions affecting the Company, it could result in an impairment adjustment in future periods up to the carrying value of the deferred income tax balance of $856,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the six months ended February 28, 2014, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company realized positive impacts on net income through favorable impacts on revenue and expenses.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2014, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the period covered by this quarterly report, the audit committee has been adjusted so that it is independent, including three independent members and a financial expert. The weakness and risk described in our Form 10-K for the fiscal year ended August 31, 2013 has been mitigated.

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
Steven Vestergaard, President
Chief Executive Officer and Director
Date: April 10, 2014

/s/Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
Date: April 10, 2014