Form 10-Q
period 2014-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2014-07-14
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months period ended May 31, 2014

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

____________________________________________________
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

[X]Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

[X]Yes   [ ] No

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

[ ]Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of July 14, 2014 was 52,993,874.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Nine months ended May 31, 2014
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
Unaudited

As at

	May 31,	August 31,
	2014	2013
	$	$

ASSETS
Current
Cash and cash equivalents	1,038,930	1,521,552
Accounts receivable, net of allowance for doubtful accounts of $5,535 [August 31, 2013 – $11,392]	486,165	419,697
Other receivables	67,613	16,636
Current portion of long term receivable [note 3]	112,205	99,649
Prepaid expenses	33,962	29,653
Deposits	22,962	35,611
Deferred tax assets – current portion	130,000	130,000
Total current assets	1,891,837	2,252,798
Long term receivable [note 3]	374,643	440,889
Property and equipment, net	315,126	234,969
Deferred tax assets – long term portion	729,000	729,000
Total assets	3,310,606	3,657,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	102,526	79,622
Accrued liabilities	202,207	221,720
Deferred leasehold inducement	—	2,892
Deferred revenue	31,100	70,415
Total liabilities	335,833	374,649

Commitments and contingencies [notes 5 and 8]

Stockholders’ equity
Common stock, par value $0.001 [note 4] Authorized: 100,000,000 shares Issued and outstanding: 52,865,173 shares [August 31, 2013 – issued outstanding 51,981,964 shares]	52,865	51,982
Additional paid-in capital	8,949,484	8,929,384
Accumulated deficit	(6,037,356)	(5,787,016)
Accumulated other comprehensive income (loss)	9,780	88,657
Total stockholders’ equity	2,974,773	3,283,007
Total liabilities and stockholders’ equity	3,310,606	3,657,656

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2014	2013	2014	2013
	$	$	$	$

Revenue [note 10]	942,472	873,866	2,675,695	2,818,055

Operating expenses
General and administrative	271,855	285,857	1,041,520	675,454
Sales and marketing	330,830	207,492	1,057,221	651,092
Research and development	237,790	336,083	770,636	1,193,515
Amortization	39,655	28,746	104,063	84,792
	880,130	858,178	2,973,440	2,604,853
Income (loss) from operations	62,342	15,688	(297,745)	213,202
Other income
Interest income	14,758	18,907	47,405	59,641
Income (loss) before income taxes	77,100	34,595	(250,340)	272,843
Income tax recovery (expense) - deferred	3,000	(8,000)	—	(73,000)
Net Income (loss)	80,100	26,595	(250,340)	199,843

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	75,804	(13,465)	(78,877)	(96,429)

Total comprehensive income (loss)	155,904	13,130	(329,217)	103,414

Net income (loss) per common share, basic and diluted	0.00	0.00	(0.00)	0.00

Weighted average common shares outstanding:
Basic	52,412,480	51,961,922	52,272,673	52,021,101
Diluted	52,510,940	52,651,928	52,272,673	52,703,717

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	Income (loss)
	#	$	$	$	$	$
Balance, August 31, 2012	52,091,004	52,091	9,008,957	(6,013,030)	232,917	3,280,935
Total comprehensive income /(loss)	—	—	—	226,014	(144,260)	81,754
Common stock issued on options exercised	47,610	48	(48)	—	—	—
Common stock cancelled	(156,650)	(157)	(99,605)	—	—	(99,762)
Stock compensation	—	—	20,080	—	—	20,080
Balance, August 31, 2013	51,981,964	51,982	8,929,384	(5,787,016)	88,657	3,283,007
Total comprehensive (loss)	—	—	—	(250,340)	(78,877)	(329,217)
Stock options repurchased and cancelled	—	—	(113,215)	—	—	(113,215)
Common stock issued on options exercised – Note 4	883,209	883	100,367	—	—	101,250
Stock compensation – Note 4	—	—	32,948	—	—	32,948
Balance, May 31, 2014	52,865,173	52,865	8,949,484	(6,037,356)	9,780	2,974,773

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

Nine months ended,	May 31,	May 31,
	2014	2013
	$	$

OPERATING ACTIVITIES
Net income (loss)	(250,340)	199,843
Items not involving cash:
Depreciation and amortization	104,063	84,792
Stock-based compensation	32,948	1,945
Deferred leasehold inducement	(2,834)	1,820
Deferred income taxes	—	73,000
Unrealized foreign exchange	(35,626)	17,396
Changes in non-cash working capital:
Accounts receivable	(78,988)	(187,588)
Other receivables	(51,887)	33,878
Prepaid expenses and deposits	6,560	(7,281)
Accounts payable	25,369	(136,288)
Accrued liabilities	(13,393)	(15,528)
Deferred revenue	(37,647)	6,618
Long term receivable	74,386	74,539
Net cash provided by (used in) operating activities	(227,389)	147,146

INVESTING ACTIVITIES
Purchase of property and equipment	(191,598)	(50,403)
Net cash used in investing activities	(191,598)	(50,403)

FINANCING ACTIVITIES
Proceeds from options/warrants exercised	101,250	—
Repurchase of stock options	(113,215)	—
Repurchase of common shares	—	(99,762)
Net cash provided by (used in) financing activities	(11,965)	(99,762)

Effect of foreign exchange rate changes on cash	(51,670)	(46,650)

Net decrease in cash during the period	(482,622)	(49,669)
Cash, beginning of the period	1,521,552	1,275,423
Cash, end of the period	1,038,930	1,225,754

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2014

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2014 are not necessarily indicative of the results that may be expected for the year ended August 31, 2014.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2014

3. LONG TERM RECEIVABLE

Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012. The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a registered charge against real estate located in Australia. As at May 31, 2014, installments of $451,250 AUD and interest of $149,292 AUD had been received.

4. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the nine months ended May 31, 2014, 733,209 shares were issued pursuant to the cashless exercise of 875,000 share purchase options exercisable at $0.50 and 150,000 share purchase options exercisable at $0.25 . 150,000 shares were issued pursuant to the cash exercise of 75,000 share purchase options exercisable at $0.50 and 75,000 share purchase options exercisable at $0.85.

[b] Stock option plan

The Company has one existing stock option plan (the “Plan”), namely the 2006 Stock Option Plan, under which up to 5,100,000 shares of the common stock, has been reserved for issuance. A total of 208,181 common shares remain eligible for issuance under the plan. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of option activity under the Plan as of May 31, 2014, and changes during the period ended are presented below:

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2014

4. STOCKHOLDERS’ EQUITY (cont’d.)

			Weighted
			Average		Aggregate
		Weighted	Remaining		Intrinsic
		Average	Contractual		Value
Options	Shares	Exercise Price	Term	$
Outstanding at August 31, 2013	1,850,000	0.49	0.56		3,119,250
Granted	120,000	1.70			—
Exercised	(1,175,000)	0.49			1,110,500
Repurchased and cancelled	(450,000)	0.50			447,750
Outstanding at May 31, 2014	345,000	0.92	1.41		110,250
Vested and exercisable at May 31, 2014	225,000	0.50	0.68		110,250

During the nine months ended May 31, 2014, 450,000 options at an exercise price of $0.50 were repurchased by the Company for consideration of $447,750 based on the open market price on the date of repurchase. The difference between the fair value of options at the repurchase date and the fair market value at grant date was charged to expense resulting in additional compensation of $334,536 recorded in general and administrative expenses.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of May 31, 2014:

Number of Options
Non-vested options at August 31, 2013	40,625
Granted and non-vested	120,000
Vested	(40,625)
Non-vested options at May 31, 2014	120,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at May 31, 2014.

During the three and nine months ended May 31, 2014 and May 31, 2013, stock-based compensation expense has been reported in the statement of operations as follows:

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2014

4. STOCKHOLDERS’ EQUITY (cont’d.)

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2014	2013	2014	2013
	$	$	$	$
Stock-based compensation:
General and administrative	313	1,945	367,484	1,945
Sales and marketing	—	—	—	—
Research and development	—	—	—	—
Total stock-based compensation	313	1,945	367,484	1,945

Valuation Assumptions

The fair value of each option award (with exception of the amount attributable to the stock option repurchase discussed above) is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2014	2013	2014	2013
Expected term of stock options (years)	—	0.37-0.46	0.00-0.25	0.37-0.46
Expected volatility	—	49%-54%	48%-150%	49%-54%
Risk-free interest rate	—	0.07%-0.09%	0.00%-0.14%	0.07%-0.09%
Dividend yield	—	—	—	—

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2014

4. STOCKHOLDERS’ EQUITY (cont’d.)

As part of the agreement, the Company has issued 75,000 options exercisable at $0.85 per share. The options vest equally over twelve months following the signing of the agreement on March 15, 2013. The vested options of 40,625 during the nine months ended May 31, 2014 was measured using the Black-Scholes option-pricing model and amounted to $32,948. The amount was expensed to general and administrative in the consolidated statement of operations and comprehensive income.

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

During the nine months ended May 31, 2014, the Company recognized compensation expense of $103,071 (May 31, 2013 – $89,286) in salaries and wages on the consolidated statement of operations and comprehensive income in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $1.72 (May 31, 2013 – $0.75) . The shares are held in trust by the Company for a period of one year from the date of purchase.

5. COMMITMENTS

On August 21, 2013 the Company entered into a lease agreement for its premises and it commenced on November 1, 2013 and will expire on December 31, 2014. The Company has fiscal year payments committed as follows:

$

2014	68,858
2015	91,811

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2014

5. COMMITMENTS (cont’d.)

During the nine months ended May 31, 2014 the Company incurred rent expense of $198,668 (May 31, 2013: $148,730) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of operations and comprehensive income.

6. RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a Director effective October 1, 2010 which terminated on December 31, 2013. The Company paid $2,000 per month, plus authorized expenses. During the nine months ended May 31, 2014, the Company paid consulting fees of $8,000 (May 31, 2013 - $18,000) under this agreement.

7. INCOME TAX

The Company has adopted the provisions of ASC 740, Income taxes. This standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2013, the tax years which remain subject to examination by major tax jurisdictions as of May 31, 2014. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2014

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2014

9. NEW ACCOUNTING PRONOUNCEMENTS (cont’d.)

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

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09: Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is the result of a joint project between FASB and the International Accounting Standards Board (IASB) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would:

1. Remove inconsistencies and weaknesses in revenue requirements.
2. Provide a more robust framework for addressing revenue issues.
3. Improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.
4. Provide more useful information to users of financial statements through improved disclosure requirements.
5. Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2014

9. NEW ACCOUNTING PRONOUNCEMENTS (cont’d.)

To meet those objectives, the FASB is amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers, and the IASB is issuing IFRS 15, Revenue from Contracts with Customers. The issuance of these documents completes the joint effort by the FASB and the IASB to meet those objectives and improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS.

The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this Update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts.

The ASU is effective for public entities with reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company has not yet evaluated the impact of the adoption of this new standard.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2014

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2014	2013	2014	2013
	$	$	$	$
Play MPE®

North America	351,347	327,278	953,642	1,308,128
Europe	517,353	485,619	1,522,074	1,284,633
Australasia	53,180	32,542	114,834	102,341
Total Play MPE®	921,880	845,439	2,590,550	2,695,102
Clipstream ®

North America	20,592	28,427	85,145	122,953
Outside of North America	—	—	—	—
Total Clipstream ®	20,592	28,427	85,145	122,953

Total revenue	942,472	873,866	2,675,695	2,818,055

Revenue in the above table is based on location of the customer. Some of these customers have distribution centers located around the globe and distribute around the world. One customer, representing 49% of total revenue for the period ending May 31, 2014, consolidated affiliated members, effective March 1, 2013, under one global agreement located in Europe. As a result, global revenue associated with this customer for the period ending May 31, 2014 is included in European revenue. In the comparative period in the prior year, this customer represented 53% of revenue and that revenue was allocated to both North America (14%) and Europe (39%). As a result, there is a movement in the location of the source of the revenue which does not reflect underlying distribution activities.

As at May 31, 2014, one customer represented $290,098 (60%) of the trade receivables balance [August 31, 2013 – one customer represented 67%].

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2014

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE (cont’d.)

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

11. SUBSEQUENT EVENTS

On May 23, 2014, the Board of Directors set the annual compensation payable to each member of the Board of Directors at $48,000 per annum for the period from June 1, 2014 to May 31, 2015 (the “Director Compensation”). The Director Compensation is in addition to any existing compensation paid to the executive director of the Company.

On June 13, 2014, the Company closed its private placement to its Directors for 128,701 shares of common stock at $0.96 per share for gross proceeds of $123,553.

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

More than 1,000 record labels, including all three major labels (Universal Music Group (“UMG"), Warner Music Group, and Sony), are regularly using Play MPE® to deliver their content to radio.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2014 AND 2013

Revenue

Total revenue for the three months ended May 31, 2014 grew by 8% over the same quarter in the prior year to $942,472 (May 31, 2013 – $873,866) and grew by 16% over the immediately preceding quarter. This increase is due to the growth in revenue with our Play MPE® promotional music distribution service which currently accounts for 98% of the Company’s revenue. The growth in Play MPE® is primarily the result of continued strong performance in the independent market in the United States where the Company has seen growth in revenue, when comparing like quarters, in 23 of the 24 quarters since inception and with recovery in market share in Australia with the addition of an agreement with Sony Music Entertainment Australia which became effective during the quarter.

The third quarter in fiscal 2014 represents the first quarter following the anniversary of a renewal with our largest customer. This agreement consolidated territorial agreements into one global distribution agreement and eliminated certain pricing inefficiencies, which, while usage continues to grow, represented a decline in pricing for this customer and a decline in revenue. Accordingly our nine months results include one quarter where this agreement is consistent with the prior year and two quarters that include different pricing models. As a result, total revenue for the nine months ended May 31, 2014 show a decrease of 5% over the nine months ended May 31, 2013 to $2,675,695 (May 31, 2013 – $2,818,055).

Approximately 59% of our Play MPE® revenue is denominated in Euros for the nine months ended May 31, 2014. European revenue is currently concentrated in the United Kingdom and the Scandinavian countries. Approximately 37% of Play MPE® revenue is denominated in US Dollars and 4% of Play MPE® revenue is denominated in Australia Dollars for the nine months ended May 31, 2014.

Operating Expenses

Overview

The majority of our expenditures are on salaries and wages and associated expenses; office space, supplies and benefits and our operations are primarily conducted in Canada. The majority of our costs are incurred in Canadian dollars while the majority of our revenue is in Euros and US dollars. Thus, operating expenses and the results of operations are impacted, to the extent they are not hedged, by the rise and fall of the relative values of Canadian dollar.

Total operating costs for the quarter increased by 2.6% to $880,130 (May 31, 2013 - $858,178) as a result of small increases related to the Clipstream® business. Total operating expenditures for the nine months ended May 31, 2014 have increased by 14% over the same period in the prior year to $2,973,440 (May 31, 2013 – $2,604,853). The increase is attributable to one time costs of approximately $335,000 associated with the repurchase of options charged to general and administration expense, increased rent, fees associated with preparing for a list on NASDAQ, and increased shareholders relations expenses. Excluding the one time costs related to the repurchase of options, our operating expenditures for the nine months ended May 31, 2014 grew by just over 1% over the prior year.

General and administrative	31-May	31-May	$	%
	2014	2013	Change	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	595,046	290,067	304,979	105.1%
Rent	31,139	24,156	6,983	28.9%
Telecommunications	12,325	13,262	(937)	(7.1%	)
Bad debt	(3,335)	5,893	(9,228)	(156.6%	)
Office and miscellaneous	232,185	204,476	27,709	13.6%
Professional fees	174,160	137,600	36,560	26.6%
	1,041,520	675,454	366,066	54.2%

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The increase in wages and benefits is due to the costs related to repurchase of options described above. The increase in professional fees is primarily related to non-recurring legal advice surrounding a NASDAQ listing application and addressing various associated United States securities issues. The increase in office and miscellaneous is due to the costs related to shareholder relations consulting services received in current period, which is partially offset by the foreign exchange gains during the current period as a result of fluctuations in the value of the Euro and Australia dollar impacting cash and accounts receivable balances denominated in those currencies.

Sales and marketing	31-May	31-May	$	%
	2014	2013	Change	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	750,323	440,487	309,836	70.3%
Rent	88,622	36,682	51,940	141.6%
Telecommunications	35,077	20,140	14,937	74.2%
Meals and entertainment	11,642	9,058	2,584	28.5%
Travel	58,012	35,108	22,904	65.2%
Advertising and marketing	113,545	109,617	3,928	3.6%
	1,057,221	651,092	406,129	62.4%

Sales and marketing costs consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The increase in wages and benefits is mainly due to the Company’s allocation of Play MPE® staff on marketing and promotional activities. Rent expense has increased as a result of increased monthly rent in current period and rent abatement received during the comparative period. The increase in travel is the result of marketing our products internationally.

Research and development	31-May	31-May	$	%
	2014	2013	Change	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	660,136	1,055,430	(395,294)	(37.5%	)
Rent	78,907	87,892	(8,985)	(10.2%	)
Telecommunications	31,232	49,329	(18,097)	(36.7%	)
Research and development	361	864	(503)	(58.2%	)
	770,636	1,193,515	(422,879)	(35.4%	)

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

Amortization

Amortization expense arises from property and equipment, and from patents and trademarks. Amortization increased to $104,063 for the nine months ended May 31, 2014 from $84,792 for the nine months ended May 31, 2013, an increase of $19,271 or 23% as a result of additional servers purchased for our Play MPE® operations and patent applications.

Other earnings and expenses

Interest income decreased to $47,405 for the nine months ended May 31, 2014 from $59,641 for the nine months ended May 31, 2013, a decrease of $12,236. The interest income is derived from the amount receivable pursuant to our previous litigation settlement. The decrease in interest income is the result of a lower settlement receivable balance from the settlement receivable being paid down during the year.

Net income

The Company had net income of $80,100 for the quarter compared to $26,595 in the same period of the prior year, representing a growth of $53,505. During the nine months ended May 31, 2014 we have net loss of $250,340 (May 31, 2013 – net income of $199,843). The reduction in net income is primarily due to the costs related to repurchase of options and the result of a reduction in revenue associated with the elimination of contractual inefficiencies to our largest customer.

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

	2012 Q4	2013 Q1	2013 Q2	2013 Q3	2013 Q4	2014 Q1	2014 Q2	2014 Q3
	$	$	$	$	$	$	$	$
Net Income (Loss)	185,560	160,050	13,198	26,595	26,171	44,393	(374,833)	80,100

Amortization and stock based compensation	34,220	27,656	28,390	30,692	57,217	54,166	42,877	39,968

Interest income	(20,434)	(20,666)	(20,068)	(18,907)	(18,494)	(16,823)	(15,824)	(14,758)

Income tax	18,000	65,000	—	8,000	15,000	24,000	(21,000)	(3,000)

Adjusted EBITDA	217,346	232,040	21,520	46,380	79,894	105,736	(368,780)	102,310

During the three months ended May 31, 2014, we have adjusted EBITDA of $102,310 as result of growth of MPE in the quarter.

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $1,038,930 as at May 31, 2014 (August 31, 2013 – $1,521,552). We had working capital of $1,556,004 as at May 31, 2014 compared to working capital of $1,878,149 as at August 31, 2013. The decrease in our working capital was due to a decrease in our cash balance.

CASHFLOWS

Net cash used in operating activities was $227,389 for the nine months ended May 31, 2014, compared to net cash provided of $147,146 for the nine months ended May 31, 2013. The reduction in cash provided by operations was primarily due to a one time cash payout related to repurchase and reduction in the number of outstanding options.

Net cash used in investing activities was $191,598 for the nine months ended May 31, 2014, compared to net cash used of $50,403 for the nine months ended May 31, 2013. The increase in net cash used in investing activities is largely attributable to bolstering our global server infrastructure and patent applications in current period.

Net cash used in financing activities was $11,965 for the nine months ended May 31, 2014 compared to net cash used of $99,762 for the nine months ended May 31, 2013. The change is the result of reimplementation of the share buyback program during comparable period.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09: Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 is the result of a joint project between FASB and the International Accounting Standards Board (IASB) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS that would:

1. Remove inconsistencies and weaknesses in revenue requirements.
2. Provide a more robust framework for addressing revenue issues.
3. Improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.
4. Provide more useful information to users of financial statements through improved disclosure requirements.
5. Simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.

To meet those objectives, the FASB is amending the FASB Accounting Standards Codification and creating a new Topic 606, Revenue from Contracts with Customers, and the IASB is issuing IFRS 15, Revenue from Contracts with Customers. The issuance of these documents completes the joint effort by the FASB and the IASB to meet those objectives and improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS.

The guidance in this Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this Update supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts.

The ASU is effective for public entities with reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company has not yet evaluated the impact of the adoption of this new standard.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the nine months ended May 31, 2014, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company realized positive impacts on net income through favorable impacts on revenue and expenses.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2014, our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/Steven Vestergaard______________________
Steven Vestergaard, President
Chief Executive Officer and Director
Date:July 14, 2014

/s/Frederick Vandenberg______________________
Frederick Vandenberg, Chief Financial Officer
Date:July 14, 2014