Form 10-K
period 2014-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2014-11-24
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended August 31, 2014

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 0-28259

DESTINY MEDIA TECHNOLOGIES INC.
(Name of registrant as specified in its charter)

NEVADA	84-1516745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 750, PO Box 11527, 650 West Georgia Street,
Vancouver, British Columbia, Canada	V6B 4N7
(Address of principal executive offices)	(Zip Code)

604-609-7736
Registrant's telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:	NOT APPLICABLE

Securities registered under Section 12(g) of the Exchange Act:	COMMON STOCK, $0.001 PAR VALUE PER SHARE

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
Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $45,410,589.

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of November 24, 2014 was 52,993,874.

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

OVERVIEW AND CORPORATE BACKGROUND

Destiny Media Technologies, Inc. was incorporated in August 1998 under the laws of the State of Colorado and the corporate jurisdiction was changed to Nevada effective October 8, 2014. We carry out our business operations through our wholly owned subsidiary, Destiny Software Productions Inc., a British Columbia company that was incorporated in 1992, MPE Distribution, Inc. a Nevada company that was incorporated in 2007 and Sonox Digital Inc incorporated under the Canada Business Corporations Act in 2012. The “Company”, “Destiny Media”, “Destiny” or “we” refers to the consolidated activities of all four companies.

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

Currently, more than 97% of the Company’s revenues come from the Play MPE® digital distribution service, which the recording industry uses to distribute new pre-release music and music videos to trusted recipients before that content is generally available for sale to the public.

The remaining 3% of revenue is generated from sales of video products branded as Clipstream®, a playerless streaming video solution. The majority of Clipstream® revenue is derived from a new technology, also branded as Clipstream®.

Clipstream®

Clipstream® products are based on a technology which provides streaming video through the Internet directly on to the variety of devices and browers. Clipstream®’s “encode once, play anywhere” vision addresses the breadth and complexity in today’s multi-format video environment, reducing the cost and complexity of delivering streaming video. This single format solution can be sold into any customer landscape and industry vertical requiring streaming video.

The Company is developing products under the Clipstream® brand that include the core engine technology, a cloud encoding and hosting service, an enhanced security plug-in and variants of these solutions for Market Research and a Advertising industry verticals. The Company has had some initial revenue from the market research video questionnaire service.

Competing solutions deliver video through a variety of formats: Flash, and HTML 5 <video> tag formats, predominately either H.264, H.265 or Web M. This variety of formats has created a number of problems for video publishers:

1.

To reach a wide audience, video providers have to “transcode”, or convert, the source video format into a number of third party formats. Transcoding is costly, time consuming, creates additional costs for storage and hosting, and can involve considerable human touch to keep everything in check.

2.	New HTML 5 video formats do not offer native security. The content is in an unencrypted format that is easily copied.

3.	For many industry verticals, such as advertising, video “interactivity” and tracking of activity are necessary features. New device formats reliant on HTML 5 do not offer native interactivity.

4.

Source formats are often served by proprietary streaming video servers, where each viewer has a unique standalone connection to the server. Unlike standard HTTP web content, this inefficient delivery method can increase hosting and infrastructure costs by multiple times.

Clipstream® has a solution to these challenges by offering a secure, single-format, playerless, multi-platform video technology served from a robust content delivery network. Clipstream® video requires only one video format to reach mobile devices, Mac OS, PC, iOS and Android. Clipstream® video has native security advantages that enable content owners to lock content to servers and make copying difficult. Clipstream® video operates as a Javascript screen element that can be fully integrated into tracking and interactive elements by advertisers, designers and web applications developers. All of this can be served on a standard HTTP web server, allowing publishers to reap cost and labor savings.

The Company intends to focus on three to four primary business verticals in the coming twelve months, including Market Research & Survey, Advertising and Government & Education. Another key focus will be the opportunity to license the core Clipstream® engine. This will be approached through technology and commercial partnerships and based upon a ‘royalty’ licensing model. The current offerings are all available as a “software as a service” although in the future the company may choose a variety of licensing options to suit industry verticals and or customer and competitive requirements.

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

Record labels around the world, including all three major labels (Universal Music Group (“UMG"), Warner Music Group and Sony Music Entertainment), are regularly using Play MPE® to deliver their content to radio.

Each distribution is initiated by our customers, who “encode” the content and enter the appropriate data. Our software has a tiered permissions based access allowing our clients to assign varying rights, capabilities and responsibilities to different members of their staff. For example, some customer staff may manage assets (album cover imagery, music videos, the raw music, promotional information and other metadata), while others manage hierarchical permission based lists of recipients. Larger labels are normally structured into label groups, each with their own labels with varying access (permissions) to various subsets of the master recipient lists.

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

On the impact date, the “send” appears in the “available tracks” section of the user’s account. Recipients can access through proprietary iPhone, Mac and Windows based players, through a Direct to Web browser interface supporting playerless streaming and download or through partner sites, including integration into reporting systems such as Mediabase, radio automation systems such as Nexgen or Selector or through custom direct integration into the backend server systems at the radio chains. Destiny's proprietary applications offer popular features, such as the ability to drag and drop to build and burn playlists to CD's for music meetings, the ability to convert and export into a wide variety of formats from the iTunes AAC format to the popular MP3 format and to export metadata automatically into third party applications.

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

Real time usage statistics for Play MPE® are available at: http://dsny.com/mpe%20stats

BUSINESS DEVELOPMENT

Play MPE®

In fiscal 2014, annual revenue was $3,572,376 with 97% of our revenue from Play MPE®.

In fiscal 2014, the Company began developing a browser based encoder which will permit a greater number of customers to utilize the Play MPE® system. When ready, this new encoder will permit customers to access our distribution tool through internet from a Mac or PC, will provide access to a greater number of customers with a range of technical ability and will be more easily translated into various languages.

Also the Company developed apps for Android, Android Tablet, iPhone, iPad and Blackberry, and is currently increasing the system’s infrastructure with a new watermarked streaming facility in the UK.

In February 2014, the Company announced an agreement that, effective March 1, 2014, Play MPE® would be the exclusive supplier of digital distribution services to Sony Music Entertainment Australia for promotional delivery of audio content in Australia.

In March 2014, the Company announced an agreement with Shazam Entertainment Limited, the world’s leading media engagement company, whereby Destiny’s Play MPE® system would automatically transmit digital fingerprints and metadata to Shazam servers. Shazam collects acoustic fingerprints of music and matches it against its database of more than 35 million songs, allowing its more than 85 million monthly active users in 200 countries to quickly identify the name and artist of a song they hear over the radio. By incorporating song fingerprints into the Play MPE® system, the Company is simplifying the process for our record label and independent artist customers to introduce new music.

Play MPE® staff regularly attend various industry conferences including:

September 4-7, 2013	Christian Music Broadcasters Momentum 2013 in Lake Buena Vista, FL
January 30, 2014	Midem 2014, Cannes, France
February 18, 2014	Country Radio Seminars, Nashville TN
April 30, 2014	AIM Presents: Music Connected, London, UK
August 5-8, 2014	FMQB Triple A Convention, Boulder, CO

Clipstream®

In the second quarter of fiscal 2014, Clipstream® beta-launched a self-service cloud encoding and hosting system to deliver the new Javascript video player technology. In limited client and partner testing, those who signed up to the Clipstream® Cloud could upload, manage and re-host videos encoded into the Clipstream® proprietary video format alongside existing service-based delivery methods. The cloud model included:

•

The Clipstream® Uploader: a slim drag-and-drop encoder that automatically converts raw video from a variety of formats into the Clipstream® proprietary format and automatically uploads it into the cloud hosting network

•

The Clipstream® Cloud host: (my.clipstream.com) a video management, customization and hosting network containing controls allowing the user to deliver video of any length to multiple platforms, on both mobiles, PCs, Mac OS and Linux computers.

Throughout fiscal 2014, development continued on building out a host of features for the Clipstream® Cloud including content management, security, player customization, user-interface and billing components. We integrated the Google CDN as a secondary hosting provider to the Amazon CDN.

Ongoing development through the year expanded the security offering embedded in the Clipstream® player, resulting in the Enhanced Security Plug-in, a browser-based application that enables content owners to block screen capture, copy-paste functions, screen-scraping and certain applications contained in a customizable blacklist. This component was a requirement of existing and new customers in market research and their clients in the motion picture, television, medical and advertising industries.

With this component, the market research and survey offering became available late summer this year. Marketing of this offering began after fiscal 2014 when Clipstream® staff attended the CASRO (http://www.casro.org/) annual conference, the major market research association convention. Typical applications include test marketing sensitive and pre-release television commercials, movie trailers, TV pilots, concepts and product demonstrations. The plug-in is integrated in the cloud delivery and can be implemented by select market research users in a self-service model. As well, work continued on already existing security features including dynamic watermarking and host-locking. Customer review and feedback was positive and we should see early evidence of completed evaluations and closed sales in the early weeks of calendar 2015.

Ongoing development advanced the reliability, functionality, cross-platform functionality and performance of the underlying core Clipstream® video engine with expanded testing to all major mobile platforms as well as continued compatibility work with the major PC and Mac browsers. Clipstream video has been tested on all major PC, Mac OS, Android, Blackberry and iOS browsers and on dozens of the most popular mobile devices. Major strides were made in the area of performance, image and audio quality for the player.

In February 2014, Clipstream® began prototyping a version of the player optimized for the advertising industry vertical, running a series of public ads promoting Clipstream® using the latest player on various websites. This campaign surpassed 750,000 impressions and provided valuable feedback for the project. The quality of experience and play rate was high and the Company is now in the process of developing a product roadmap and converting this raw prototype technology into an initial packaged offering for availability in the first quarter of calendar 2015.

Some events where Clipstream® was showcased in attendance this fiscal year include:

October 28-30, 2013	Seattle Interactive Conference, Seattle, WA
October 30, 2013	Best of ESOMAR – Canada 2013, Vancouver, BC, Canada
January 7-9, 2014	International CES, Las Vegas, NV
April 24, 2014	BC Technology Impact Awards, Vancouver, BC, Canada
April 29, 2014	2014 Digital Strategy Conference, Vancouver, BC, Canada

Significant Customers

During the year ended August 31, 2014, the Company generated 49% of total revenue from one customer and 8% of total revenue from another customer (2013 - one customer represented 51% and another customer represented 10%).

OUR BUSINESS OPERATIONS

We lease approximately 5,792 square feet of office space, with the lease expiring in December of 2014, and we currently have 27 total employees, including 25 full time employees and 2 part time employees. Our employees include our President and Chief Executive Officer, Chief Financial Officer and Vice President and Chief Operating Officer, Clipstream®, twelve sales and technical support personnel, and ten software developers. We also employ contractors as needed.

We manage our own server infrastructure and use the services of external hosting facilities. We also integrate with content delivery networks including Google and Amazon. We have racks of server and storage hardware at five physical locations (three in Vancouver, Canada, one in Australia and one in London, England). Servers are highly redundant with RAIDs, custom switches, redundant power supplies and multiple connections to the internet backbone. Access to the network is load balanced across the server locations, providing bandwidth of anywhere from 100 Mbps to 1 Gbps depending on the facility and continued access to users if a facility ever failed.

Proprietary server software at each location monitors programs running at the other locations. This software is able to remotely diagnose and reboot applications when that can resolve the problem and notify our staff by text message when it can't. Any one location can fail and the other locations will reliably continue to provide the service.

Clipstream® solutions rely on company servers for billing, management, reporting and logic and third party servers for raw hosting. This arrangement allows Clipstream® to scale rapidly as customer demand requires it.

Research and Development

Total research and development expenditures for the year ended August 31, 2014 were $1,062,668 (2013: $1,207,700).

COMPETITION

Play MPE®

Play MPE® has the largest market share of a relatively new market and a network effect entrenches the system as it is difficult for any one user to switch to an alternative without the entire industry switching. The nature of digital music distribution favors a monopoly service where there is one location where recipients can access content from labels around the world.

Play MPE® has several advantages over physical distribution (mail, courier or hand delivery) of manufactured CD’s. Digital distribution through Play MPE® is faster, less expensive, more reliable, more secure, provides additional real time and more accurate reporting of usage, provides a great deal of added functionality and provides the error free and automatic transmission of “metadata”. Metadata includes International Standard Recording Codes (ISRC) – which is a standard code for uniquely identifying sound recordings and music video recordings - song and artist names, beats per minute, release and impact dates, etc. The automatic transmission of this metadata reduces the time required for manual data entry into radio automation software on the receiving side and eliminates inaccuracies in royalty reporting.

The Play MPE® system provides our clients with a sophisticated content management tool that includes privilege control, release sharing amongst global territories (saving our clients time and money when conducting global distributions), enhanced email notification and promotions tools, social media announcements, recipient player apps (iPhone, iPad, Android, Android Tablet and Blackberry), with a fully redundant high speed infrastructure that is more sophisticated and has higher functionality than quickly developed lower cost alternatives. The Company expects that competition will be strongest where audio quality, security, recipient network, and reporting are not as important as cost.

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

Direct competitors are often regional, with little global presence.

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

This had the notable disadvantage that users were required to maintain and update player plug-in software. This could be difficult for novice users and users that did not have administrative rights or situations where upgrading the plug-in was not possible without also upgrading the operating system. It was common for a significant portion of users were unable to see the video. For applications such as advertising, those lower play rates meant lower revenues for the site owner running the ads. The most dominant format in the last few years has been Flash from Adobe, but Adobe has discontinued support for Flash on devices.

Web pages are in the hypertext markup language format (HTML) and the latest standard, supported by browsers released in the last few years, is HTML 5. It supports a new <video> tag which enables browsers to natively play video without a player plug-in. The issue is that different browsers support different formats. Site owners have to encode video in multiple formats to reach all computers and devices (“transcoding”).

As an example, video uploaded to consumer video sharing sites would be transcoded into H.264, Web M and Flash and three versions of the video in these three separate formats would need to be stored. An HTML 5 compliant browser would choose one of those formats to play back.

By contrast, Clipstream® uses features only available in HTML 5 compliant browsers, but not the <video> tag. This allows the video to play without software on a wide range of platforms without a need for transcoding.

Flash and H.264 are the most widely supported formats, but H.264 is being replaced by H.265. Both H.264 and H.265 are protected by over one hundred patents and use of these formats requires payment of patent fees to the consortium (http://www.mpegla.com). Other formats, such as Web M and Ogg Theora are likely to become more popular over time.

All of these formats are likely to be used extensively and competitively, but they all have the disadvantage that they are not cross platform. We are not aware of another solution that does not require a streaming player plug-in, or that plays on all HTML 5 compliant browsers on e-book readers, computers, smart phones, tablets and Internet enabled TV's.

We believe that, if granted, our seven patents will protect the techniques that we are using, so that no other competitor could offer a similar solution.

The other major concern with HTML 5 video is that it does not support digital rights management. The streaming formats that browsers would natively access are unencrypted formats and there is no easy way to stop users from downloading the streaming files that the <video> tag points to. By contrast, Clipstream® content can be locked to only play from authorized URL's and it can be watermarked. Because it can be hosted on the corporate web server rather than third party content delivery networks, the authentication system and the streaming can lie on the same server. Streams can be provided that will only play on the specified, authorized viewer computer that had just been previously authenticated.

Clipstream® Advantages

•

A Clipstream® powered website does not require that its visitors download and install player software. Clipstream® just plays. Other solutions require intrusive codecs and new versions of their player in the background.

•	As Clipstream® is playerless, management estimates that at least 10% more visitors see the rich media content.

•

The Clipstream® solution is less intrusive and, as a result, safer for users. Alternative solutions control a user’s device and can be used by malicious sites to install malware. Clipstream® content will never crash or compromise your machine.

•

Clipstream® content is uploaded to any brand of web server and just works. Alternative solutions require that you purchase, install and configure streaming server systems, running on dedicated hardware.

•

Clipstream® plays on any JavaScript and HTML 5 enabled device, so playback is not restricted to computers. This cross platform approach means the same object will work for any browser on any brand of computer or device at any bitrate. (An autodetect procedure automatically delivers the highest possible stream quality).

•	Because there is no player, Clipstream® encoded media never becomes obsolete and never has to be re- encoded. Other solutions launch new player software without backwards compatibility.

•

Clipstream® media will automatically cache because it is an ordinary web component, just like a graphic or a block of text. This means that Clipstream will save up to 90% on bandwidth cost (over 90% for ads), while providing much more reliable playback. This standards based approach means that there is no limit to simultaneous streams.

•	Clipstream® components can be uploaded to the cloud for third party hosting. Player solutions require complicated server farms to handle more than a few thousand simultaneous visitors.

•

Clipstream® objects can be embedded into databases for long term storage and easy context sensitive retrieval. Every aspect of the Clipstream® engine can be accessed by web authoring tools to create a customized look and feel.

•

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

2.	Watermarking "Methods for Watermarking Media Data" Parent Patent
	a.	US Patent No. 7983441, Japan Patent No. 5103479 and Europe Patent No. 2082527
	b.	Pending Canada (Publication No. 2682926)

Watermarking "Methods for Watermarking Media Data" Child Patent (Continuation)
	a.	US Patent No. 8300885
	b.	Pending US (Publication No. US-2013-0096705)

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

3.	Cross Platform Streaming Video “Script Based Video Rendering”
	a	Pending US Publication numbers:

•	US-2013-0047074,
•	US-2013-0044260,

•	US-2013-0044822,
•	US-2013-0044823,
•	US-2013-0044802,
•	US-2013-0044826 and
•	US-2013-0044804)
b.	Pending China (Publication No. CN 103891303/Application No. 201280050754.7)
c.	Pending Europe (Publication No. 2745526/Application No. 12824114.8)
d.	Pending Japan (Application No. 2014-525268)
e.	Pending Australia (Application No. 2012297524)
f.	Pending India (Application No. 1961/DELNO/2014)
g.	Pending Canada (Application No. 2843766)
h.	Pending Israel (Publication No. 2013/023287/Application No. 230898)
i.	Pending Singapore (Application No. 2014008775)
j.	Pending New Zealand (Application No. 622065)
k.	Pending South Africa (Application No. 2014/01618)
l.	Pending Russian Federation (Application No. 2014110047)
m.	Pending Hong Kong (Application No. <not assigned>)

This solution enables publishers to serve streaming video from their web site without the need for a separate streaming server. The solution will play instantly in all recent browsers, including mobile devices, without the need for a separate video player.

Registered Trademarks

Clipstream®
Granted: USA, Canada, Japan, Israel, European Community, China
Pending: Australia

Play MPE®
Granted: Japan, USA, Canada, European Community, China and Australia

MPE®
Granted: Japan, USA, Canada, European Community
Pending: Australia

Sonox Digital®
Granted: Japan, China, European Community, Canada
Pending: USA

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

97% of our revenue is generated from our Play MPE® distribution service. Competitors may arise and/or customers may not renew distribution contracts. This factor could cause our revenue to decrease with the result that our financial condition and operating results would be adversely affected. Competitors have been small, regionally based, have limited resources, and have yet to capture a material share of the market. If a competitor were to develop a comparable or superior product, our market share could be reduced.

If we are not able to control our operating expenses, then our financial condition may be adversely affected.

Operating expenses increased to $3,941,159 for the year ended August 31, 2014 from $3,443,150 for the year ended August 31, 2013 while our revenue decreased slightly to $3,572,376 for the year ended August 31, 2014 from $3,679,029 for the year ended August 31, 2013. Our ability to achieve profitability is conditional upon our ability to control our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

Our head office is located in leased premises at Suite 750, 650 Georgia Street, Vancouver, British Columbia, Canada V6B 4N7. Our principal business operations are carried out from our head office. Our leased premises consist of approximately 5,792 square feet. We pay rent of approximately $25,270 Canadian (equal to approximately $22,400 US) per month. The lease expires December 31, 2014. We consider our leased premises adequate for our current business purposes.

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

Market Information

Our shares are currently trading on the OTCQX under the stock symbol DSNY. The first day on which the Company’s shares were traded under the stock symbol DSNY on the OTC Bulletin Board was June 26, 2000. On August 18, 2011, Destiny Media began trading on OTCQX. The high and the low trading prices for our shares for each quarter of the last two fiscal years were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2013	$0.97	$0.70
2nd Quarter 2013	$0.82	$0.57
3rd Quarter 2013	$0.98	$0.60
4th Quarter 2013	$2.79	$0.92
1st Quarter 2014	$2.93	$1.60
2nd Quarter 2014	$2.82	$0.80
3rd Quarter 2014	$1.25	$0.78
4th Quarter 2014	$1.05	$0.65

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Our shares have traded on the TSX Venture Exchange under the symbol “DSY” since October 12, 2010.

Holders of Common Stock

As of November 24, 2014 our shareholders’ list for our common stock showed 58 registered shareholders and 52,993,874 shares of our common stock outstanding.

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

Recent Sales of Unregistered Securities

During the year ended August 31, 2014, 733,209 shares were issued pursuant to the cashless exercise of 875,000 share purchase options exercisable at $0.50 and 150,000 share purchase options exercisable at $0.25. 150,000 shares were issued pursuant to the cash exercise of 75,000 share purchase options exercisable at $0.50 and 75,000 share purchase options exercisable at $0.85.

On May 23, 2014, the Company announced director compensation for the period from June 1, 2014 to May 31, 2015 in the amount of $48,000 for each Director (Lawrence Langs, Steve Vestergaard, Yoshitaro Kumagai and Edward Kolic) payable in a lump sum if the Director chose to take part in a private placement of the Company or as monthly payments in the alternative. Immediately following the compensation announcement, three Directors took part in the private placement resulting in the Company issuing 128,701 shares at $0.87 per share for gross proceeds of $111,970.

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

ITEM 6.	SELECTED FINANCIAL DATA.

	Fiscal Year
	2014	2013	2012	2011	2010
	(Expressed in US dollars, except per share amounts)
Continuing Operations:
Service revenue	$3,572,376	$3,679,029	$3,983,789	$4,007,230	$3,771,382
Income from continuing operations	$(368,783)	$235,879	$719,678	$797,600	$689,062
Net income	$(324,399)	$226,014	$563,003	$638,508	$1,686,073
Net income per common share, basic and diluted	$(0.01)	$0.00	$0.01	$0.01	$0.03

Balance Sheet:
Working capital	$1,476,767	$1,842,538	$1,641,032	$1,354,115	$976,139
Total assets	$3,401,206	$3,657,656	$3,793,002	$3,058,137	$2,578,817
Long-term liabilities	-	-	-	-	$3,745
Stockholders’ equity	$3,002,647	$3,283,007	$3,280,935	$2,405,865	$2,059,369

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2014 AND 2013

Revenue

Total revenue for the year ended August 31, 2014 declined 3% over the same period in the prior year to $3,572,376 (2013 - $3,679,029), while fourth quarter revenue increased 4% to $896,681 (fourth quarter fiscal 2013 - $860,974).

Revenue from the Play MPE® system currently represents approximately 97% of our total revenues. The third quarter in fiscal 2014 represents the first quarter following the anniversary of a renewal with our largest customer. This agreement consolidated territorial agreements into one global distribution agreement and eliminated certain pricing inefficiencies, which, while usage continues to grow, represented a decline in pricing for this customer and a decline in revenue. Accordingly our year ended results include two quarters where this agreement is consistent with the prior year and two quarters that include different pricing models. Total Play MPE® revenue grew in the latter half of fiscal 2014, when compared to the same period in fiscal 2013 by 7.6% . Additionally, Play MPE® continues to show positive revenue growth in various sources. In Scandinavia, Play MPE® has shown growth with Sony Music and Warner Music (17% growth over the year) and independent labels (6% growth over the prior year). In the United States, Play MPE® continues to see growth in independent label revenue (13%) which offsets a small decline in revenue associated with Sony Music and Warner Music. Australian Play MPE® revenue grew by 35% with the addition of Sony Music and the return of several independent label clients.

Excluding the decrease in pricing associated with the renewed agreement with UMG mentioned above, revenue from Play MPE® has grown in every major market where Play MPE® derives an appreciable amount of revenue; United States, Australia and Europe. The growth in Australia and Europe is shown in both major label and independent label usage.

Approximately 58% of our Play MPE® revenue is denominated in Euros for the year ended August 31, 2014. Play MPE® revenue from Europe for the year ended August 31, 2014 reached $2,000,943 (2013 - $1,745,890) representing an increase of 15%. Approximately 37% of Play MPE® revenue is denominated in US Dollars and 4% of Play MPE® revenue is denominated in Australia Dollars for the year ended August 31, 2014.

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

For customers where it is not appropriate to enter into a formal contract we provide access to the Play MPE® system through our quoting system. Revenue generated from this type of access was approximately $365,801 for the year ended August 31, 2014 (2013 - $292,196).

Real time usage statistics for Play MPE® are available at: http://www.plaympe.com/v4/company/plaympestats.php

Approximately 3% of our revenues are derived from sales of our Clipstream® software. The management is planning to focus on sales, marketing and support resources on our new Clipstream® generation to increase revenue.

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

Total operating costs for the year ended increased by 15% to $3,941,159 (August 31, 2013 - $3,443,150). The increase is attributable to one time costs of approximately $335,000 associated with the repurchase of options charged to general and administration expense, increased rent, increased shareholders relations expenses and director's compensation adopted in the last quarter of fiscal year 2014. Excluding the one time costs related to the repurchase of options, our operating expenditures for the year ended August 31, 2014 grew by approximately 5% over the prior year.

General and administrative		31-Aug		31-Aug	$		%
		2014		2013		Change	Change
		(12 months)		(12 months)
	$		$
Wages and benefits		730,039		325,323		404,716	124.4%
Rent		42,696		28,861		13,835	47.9%
Telecommunications		16,537		15,011		1,526	10.2%
Bad debt		(3,329)		6,011		(9,340)	(155.4%	)
Office and miscellaneous		354,173		326,980		27,193	8.3%
Professional fees		211,875		188,229		23,646	12.6%
		1,351,991		890,415		461,576	51.8%

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

Sales and marketing		31-Aug		31-Aug	$		%
		2014		2013		Change	Change
		(12 months)		(12 months)
	$		$
Wages and benefits		1,000,376		910,146		90,230	9.9%
Rent		117,599		80,742		36,857	45.6%
Telecommunications		45,549		41,995		3,554	8.5%
Meals and entertainment		14,003		11,441		2,562	22.4%
Travel		80,207		56,612		23,595	41.7%
Advertising and marketing		120,601		120,224		377	0.3%
		1,378,335		1,221,160		157,175	12.9%

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

Research and development		31-Aug		31-Aug	$		%
		2014		2013		Change	Change
		(12 months)		(12 months)
	$		$
Wages and benefits		911,451		1,063,002		(151,551)	(14.3%	)
Rent		108,372		94,302		14,070	14.9%
Telecommunications		41,975		49,047		(7,072)	(14.4%	)
Research and development		870		1,349		(479)	(35.5%	)
		1,062,668		1,207,700		(145,032)	(12.0%	)

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

Depreciation and Amortization

Depreciation and amortization expense arose from fixed assets and other assets. Depreciation and amortization increased to $148,165 for the fiscal year ended August 31, 2014 from $123,875 for the fiscal year ended August 31, 2013, an increase of $24,290 or 20% as a result of additional servers purchased for our Play MPE® operations and various patents and trademarks applications.

Other earnings and expenses

Interest income decreased to $61,366 for the year ended August 31, 2014 from $78,135 for the year ended August 31, 2013, a decrease of $16,769. The interest income is derived from the amount receivable pursuant to our previous litigation settlement. The decrease in interest income is the result of a lower settlement receivable balance from the settlement receivable being paid down during the year.

Income Taxes

Our provision for income tax expense for the year ended August 31, 2014 is $17,000 compared to $88,000 for the year ended August 31, 2013. The Company pays no current income tax as a result of various tax deductions available to the Company to reduce taxable income.

During the year ended August 31, 2014 the Company recorded income tax expense of $17,000 to recognize the utilization of these various tax deductions during the year to reduce taxable income. The Company realized a net increase to tax assets of $197,000 in 2014 mostly relating to the realization of input tax credits related to prior year's scientific research and development returns filed during 2014.

The Company is subject to United States federal and state income taxes at an approximate rate of 34% (2013 - 34%) and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 26% (2013 - 25.42%) . The effective tax rate of (5.3%) in 2014 differs from the statutory expected blended tax rate of 27.2% due primarily to non-deductible permanent differences related to stock option compensation. Our effective tax rate could fluctuate due to the valuation of our deferred tax assets, or by changes in tax laws, regulations, and accounting principles.

As at August 31, 2014 the Company had deferred tax assets of $842,000 (August 31, 2013 - $859,000) which includes the value of benefits from deductions associated with non-capital losses, depreciable assets, and investment tax credits. The Company will continue to evaluate whether deferred tax assets are realizable on an annual basis.

Income

During the year ended August 31, 2014, operating income decreased to a loss of $368,783 (August 31, 2013 - an income of $235,879). Net income decreased to a loss of $324,399 (August 31, 2013 - an income of $226,014). The reduction in net income is primarily due to the costs related to repurchase of options and the result of a reduction in revenue associated with the elimination of contractual inefficiencies to our largest customer.

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

	31-Aug	31-Aug
	2014	2013
Net income	$(324,399)	$226,014
Interest income and expenses	(61,366)	(78,135)
Deferred income tax expense	17,000	88,000
Depreciation and amortization	148,165	123,875
Stock based compensation	32,948	20,080
Adjusted EBITDA	$(187,652)	$379,834

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $990,007 as at August 31, 2014 compared to cash of $1,521,552 as at August 31, 2013. We had a working capital surplus of $1,476,767 as at August 31, 2014 compared to $1,842,538 as at August 31, 2013. The decrease in our working capital was due to a decrease in our cash balance.

We have $973,119 in cash held outside of the United States, and there is no intent to repatriate at this time. Should we decide to repatriate in the future, taxes would need to be accrued and paid.

Cash Flows

Net cash used in operating activities was $336,823 for the year ended August 31, 2014, compared to net cash generated of $517,567 for the year ended August 31, 2013. As of the date of this report, we have collected approximately 96% of the accounts receivable balance at August 31, 2014. The reduction in cash provided by operations was primarily due to a one time cash payout related to repurchase of outstanding options.

The cash used in investing activities was $236,871 for the year ended August 31, 2014, compared to $86,366 for the year ended August 31, 2013. The increase in net cash used in investing activities is largely attributable to bolstering our global server infrastructure and patent applications in current period.

Net cash provided in financing activities was $100,005 for the year ended August 31, 2014 compared to net cash used of $99,762 for the year ended August 31, 2013. The change is mainly the result of private placement and cash exercise of options in current period.

We expect our current cash balance as well as cash expected to be generated from operations during fiscal 2015 will provide sufficient funds during the fiscal year end of August 31, 2015.

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

At present, the Company does not have a standard business practice for contracts that contain extended payment terms, and therefore recognizes revenue from such contracts when the payment terms lapse and all other revenue criteria have been met.

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

If management’s estimates of the cash flows or operating results do not materialize due to errors in estimates or unforeseen changes to the economic conditions affecting the Company, it could result in an impairment adjustment in future periods up to the carrying value of the deferred income tax balance of $842,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. The Company has not yet evaluated the impact of the adoption of this new standard.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the year, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company realized positive impacts on net income through favorable impacts on revenue and expenses.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Audited Consolidated Financial Statements for the Years Ended August 31, 2014 and 2013:

1.	Report of Independent Registered Public Accounting Firm – BDO Canada LLP;

2.	Consolidated Balance Sheets as at August 31, 2014 and 2013;

3.	Consolidated Statement of Comprehensive Income for the Years Ended August 31, 2014 and 2013;

4.	Consolidated Statement of Changes in Stockholders' Equity for the Years Ended August 31, 2014 and 2013;

5.	Consolidated Statement of Cash Flows for the Years Ended August 31, 2014 and 2013;

6.	Notes to Consolidated Financial Statements.

Consolidated Financial Statements

Destiny Media Technologies Inc.
August 31, 2014 and 2013
(Expressed in United States dollars)

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders
Destiny Media Technologies Inc.
Vancouver, Canada

We have audited the accompanying consolidated balance sheets of Destiny Media Technologies Inc. (the “Company”) as of August 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destiny Media Technologies Inc. at August 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO CANADA LLP

Chartered Accountants

Vancouver, Canada
November 21, 2014

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS

As at August 31		(Expressed in United States dollars)

		2014		2013
	$		$

ASSETS
Current
Cash and cash equivalents		990,007		1,521,552
Accounts receivable, net of allowance for doubtful accounts of $5,513 [2013 – $11,392]		544,609		419,697
Other receivables		78,040		16,636
Current portion of long term receivable [note 3]		115,464		99,649
Prepaid expenses		147,206		29,653
Deferred tax assets – current portion [note 6]		—		130,000
Total current assets		1,875,326		2,217,187
Deposits		22,870		35,611
Long term receivable [note 3]		345,830		440,889
Property and equipment, net [note 4]		315,180		234,969
Deferred tax assets – long term portion [note 6]		842,000		729,000
Total assets		3,401,206		3,657,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable		172,617		79,622
Accrued liabilities		203,353		221,720
Deferred leasehold inducement		—		2,892
Deferred revenue		22,589		70,415
Total liabilities		398,559		374,649

Commitments and contingencies [notes 7 and 9]
Stockholders’ equity
Common stock, par value $0.001 [note 5] Authorized: 100,000,000 shares Issued and outstanding: 52,993,874 shares [2013 – issued and outstanding 51,981,964 shares]		52,994		51,982
Additional paid-in capital		9,061,325		8,929,384
Accumulated deficit		(6,111,415)		(5,787,016)
Accumulated other comprehensive income (loss)		(257)		88,657
Total stockholders’ equity		3,002,647		3,283,007
Total liabilities and stockholders’ equity		3,401,206		3,657,656

See accompanying notes

F-2

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended August 31		(Expressed in United States dollars)

		2014		2013
	$		$

Service revenue [note 10]		3,572,376		3,679,029

Operating expenses
General and administrative		1,351,991		890,415
Sales and marketing		1,378,335		1,221,160
Research and development		1,062,668		1,207,700
Depreciation and amortization		148,165		123,875
		3,941,159		3,443,150
Income (loss) from operations		(368,783)		235,879
Other income (expenses)
Interest income		61,366		78,135
Other income		18		—
Income (loss) before provision for income taxes		(307,399)		314,014
Income tax expense - deferred [note 6]		(17,000)		(88,000)

Net income (loss)		(324,399)		226,014

Foreign currency translation adjustments		(88,914)		(144,260)

Total comprehensive income (loss)		(413,313)		81,754

Net income (loss) per common share, basic and diluted		(0.01)		0.00

Weighted average common shares outstanding:
Basic		52,486,401		52,006,459
Diluted		52,486,401		52,965,805

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended August 31							(Expressed in United States dollars)

									Accumulated		Total
					Additional				other		stockholders’
	Common stock				paid-in		Accumulated		comprehensive		equity
	Shares		Amount		capital		Deficit		Income (loss)
	#	$		$		$		$		$
Balance, August 31, 2012	52,091,004		52,091		9,008,957		(6,013,030)		232,917		3,280,935
Total comprehensive income (loss)	—		—		—		226,014		(144,260)		81,754
Common stock issued on options exercised	47,610		48		(48)		—		—		—
Common stock cancelled	(156,650)		(157)		(99,605)		—		—		(99,762)
Stock compensation	—		—		20,080		—		—		20,080
Balance, August 31, 2013	51,981,964		51,982		8,929,384		(5,787,016)		88,657		3,283,007
Total comprehensive income (loss)	—		—		—		(324,399)		(88,914)		(413,313)
Common stock issued on private placement	128,701		129		111,841		—		—		111,970
Common stock issued on options exercised – Note 5	883,209		883		100,367		—		—		101,250
Repurchase of options – Note 5	—		—		(113,215)		—		—		(113,215)
Stock compensation – Note 5	—		—		32,948		—		—		32,948
Balance, August 31, 2014	52,993,874		52,994		9,061,325		(6,111,415)		(257)		3,002,647

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended August 31		(Expressed in United States dollars)
		2014		2013
	$		$

OPERATING ACTIVITIES
Net income (loss)		(324,399)		226,014
Items not involving cash:
Depreciation and amortization		148,165		123,875
Stock-based compensation		32,948		20,080
Deferred leasehold inducement		(2,829)		(2,717)
Deferred income taxes		17,000		88,000
Unrealized foreign exchange		(38,631)		51,945
Changes in non-cash working capital:
Accounts receivable		(139,888)		(5,880)
Other receivables		(62,607)		30,242
Prepaid expenses and deposits		(106,892)		(4,363)
Accounts payable		96,580		(113,442)
Accrued liabilities		(11,390)		(14,778)
Deferred revenue		(46,055)		18,801
Long term receivable		101,175		99,790
Net cash provided by (used in) operating activities		(336,823)		517,567

INVESTING ACTIVITIES
Purchase of property and equipment		(236,871)		(86,366)
Net cash used in investing activities		(236,871)		(86,366)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants		101,250		—
Repurchase of stock and options		(113,215)		(99,762)
Common stock issued on private placement		111,970
Net cash provided by (used in) financing activities		100,005		(99,762)

Effect of foreign exchange rate changes on cash		(57,856)		(85,310)

Net increase (decrease) in cash and cash equivalents during the year		(531,545)		246,129
Cash and cash equivalents, beginning of year		1,521,552		1,275,423
Cash and cash equivalents, end of year		990,007		1,521,552

Supplementary disclosure
Interest paid		—		—
Income taxes paid		—		—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014 and 2013

1. ORGANIZATION

Destiny Media Technologies Inc. (the “Company”) was incorporated in August 1998 under the laws of the State of Colorado and the corporate jurisdiction was changed to Nevada effective October 8, 2014. The Company develops technologies that allow for the distribution over the Internet of digital media files in either a streaming or digital download format. The technologies are proprietary. The Company operates out of Vancouver, BC, Canada and serves customers predominantly located in the United States, Europe and Australia.

The Company’s stock is listed for trading under the symbol “DSNY” on the OTCQX U.S. in the United States, under the symbol “DSY” on the TSX Venture Exchange and under the symbol “DME” on the Berlin, Frankfurt, Xetra and Stuttgart exchanges in Germany.

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

August 31, 2014 and 2013

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

August 31, 2014 and 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Long-lived assets

Long-lived assets held for use are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Impairment is measured by a two step process: Step 1) the carrying amount of the asset is compared with its estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition. If the carrying amount is lower than the undiscounted future cash-flows, no impairment loss is recognized. Step 2) If the carrying amount is higher than the undiscounted future cash-flows then an impairment loss is measured as the difference between the carrying amount and fair value which may be based on internally developed discounted cash flow estimates, quoted market prices, when available, or independent appraisals. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of August 31, 2014, there were no impairment indicators present.

Litigation and settlement costs

We are involved in disputes, litigation and other legal actions. In accordance with ASC 450, Contingencies, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

During the year ended August 31, 2014, the Company incurred approximately $36,000 (2013: $44,900) in professional legal fees in connection with legal actions against the Company and legal actions initiated by the Company. These costs are expensed as incurred and are recorded as a component of general and administrative expenses.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014 and 2013

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

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization is taken over the estimated useful lives of the assets and is calculated using the following rates, and methods, commencing upon utilization of the assets:

Furniture and fixtures	20%
Computer hardware	30%
Computer software	50%
Leasehold improvements	Straight-line over lease term
Patents and trademarks	Straight-line over 3 years

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014 and 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Translation of foreign currencies

The Company’s functional currency is the U.S. dollar. Financial statements of foreign operations for which the functional currency is the local currency are translated into U.S. dollars with assets and liabilities translated at the rate of exchange in effect at the balance sheet date and revenue and expense items translated at the average rates for the period. Unrealized gains and losses resulting from the translation of the consolidated financial statements are deferred and accumulated in a separate component of stockholders’ equity as a foreign currency translation gain (loss) in accumulated other comprehensive income (loss). Transactions denominated in foreign currencies are translated at the exchange rate in effect on the transaction date. Foreign currency gains and losses are included as a component of general and administrative expenses in the consolidated statements of operations.

The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. The Company has not entered into contracts for foreign exchange hedges.

Advertising

Advertising costs are expensed as incurred and totaled $69,464 and $38,474 during the years ended August 31, 2014 and 2013, respectively.

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

August 31, 2014 and 2013

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2014, the tax years which remain subject to examination by major tax jurisdictions. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

August 31, 2014 and 2013

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

Earnings per share

Net income (loss) per share basic is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per share (diluted) is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued be calculated using the treasury stock method. Under the treasury stock method, all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period, but only if dilutive.

		Year Ended
		August 31,		August 31,
		2014		2013
	$		$
Net income (loss)		(324,399)		226,014
Weighted average common shares outstanding		52,486,401		52,006,459
Effect of dilutive securities – options		—		959,346
Diluted weighted average common shares outstanding		52,486,401		52,965,805

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014 and 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

At August 31, 2014, the Company had 545,000 outstanding options, which consisted of 225,000 share purchase options exercisable at $0.50, 120,000 share purchase options exercisable at $1.70 and 200,000 share purchase options exercisable at $1.00. Those outstanding options were not included in the computation of diluted EPS because to do so would have been anti-dilutive due to a loss from operations. For the year ended August 31, 2013 all of outstanding options were dilutive and their effect was included in diluted weighted average common shares outstanding.

Shares repurchased for cancellation are excluded in the calculation of earnings per share from the date they are repurchased.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income (deficit) consists only of accumulated foreign currency translation adjustments for all years presented.

Fair value measurement

The book value of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities approximate their fair values due to the short term maturity of those instruments. The book value of the long term receivable approximates its fair value due as the interest rate is comparable to the market rate. The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014 and 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Recently adopted accounting pronouncements

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. The Company has not yet evaluated the impact of the adoption of this new standard.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014 and 2013

3. LONG TERM RECEIVABLE

The Company agreed to settle litigation with an unrelated party. Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012 and ending on February 28, 2018. The balance is due to be paid in equal monthly installments of $14,050AUD until the end of the obligation. The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a registered charge against real estate located in Australia. As of August 31, 2014, installments of $493,400AUD including interest of $162,450AUD have been received.

Payments to be received over the next four fiscal years as follows:

		Principal		Interest		Total
	$		$		$

2015		115,464		41,958		157,422
2016		127,871		29,551		157,422
2017		141,611		15,811		157,422
2018		76,348		2,297		78,645
		461,294		89,617		550,911

4. PROPERTY AND EQUIPMENT

				Accumulated		Net book
		Cost		amortization		value
	$		$		$
2014
Furniture and fixtures		120,370		106,160		14,210
Computer hardware		528,912		409,017		119,895
Computer software		157,449		110,673		46,776
Patents and trademarks		235,375		101,076		134,299
		1,042,106		726,926		315,180
2013
Furniture and fixtures		124,366		106,014		18,352
Computer hardware		467,226		374,057		93,169
Computer software		130,575		73,393		57,182
Patents and trademarks		112,408		46,142		66,266
		834,575		599,606		234,969

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014 and 2013

5. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

2014

During the year ended August 31, 2014, 733,209 shares were issued pursuant to the cashless exercise of 875,000 share purchase options exercisable at $0.50 and 150,000 share purchase options exercisable at $0.25. 150,000 shares were issued pursuant to the cash exercise of 75,000 share purchase options exercisable at $0.50 and 75,000 share purchase options exercisable at $0.85.

On May 23, 2014, the Company announced director compensation for the period from June 1, 2014 to May 31, 2015 in the amount of $48,000 for each Director (Lawrence Langs, Steve Vestergaard, Yoshitaro Kumagai and Edward Kolic) payable in a lump sum if the Director chose to take part in a private placement of the Company or as monthly payments in the alternative. Immediately following the compensation announcement, three Directors took part in the private placement resulting in the Company issuing 128,701 shares at $0.87 per share for gross proceeds of $111,970.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014 and 2013

5. STOCKHOLDERS’ EQUITY (cont’d.)

[c] Stock option plans

The Company has one existing stock option plan (the “Plan”), namely the 2006 Stock Option Plan, under which up to 5,100,000 shares of the common stock, has been reserved for issuance. A total of 8,181 common shares remain eligible for issuance under the plan. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of August 31, 2014 and 2013, and changes during the years ended are presented below:

			Weighted
			Average		Aggregate
		Weighted	Remaining		Intrinsic
		Average	Contractual		Value
Options	Shares	Exercise Price	Term	$
Outstanding at September 1, 2012	1,800,000	0.48	1.57		802,500
Granted	75,000	0.85
Exercised	(25,000)	0.50			45,000
Outstanding at August 31, 2013	1,850,000	0.49	0.56		3,119,250
Granted	320,000	1.26
Exercised	(1,175,000)	0.49			1,110,500
Repurchased and cancelled	(450,000)	0.50			447,750
Outstanding at August 31, 2014	545,000	0.95	2.55		67,500
Exercisable at August 31, 2014	225,000	0.50	0.43		67,500

During the year ended August 31, 2014, 450,000 options at an exercise price of $0.50 were repurchased by the Company for consideration of $447,750 based on the open market price on the date of repurchase. The difference between the fair value of options at the repurchase date and the fair market value at grant date was charged to expense resulting in additional compensation of $334,535 recorded in general and administrative expenses.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at August 31, 2014.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of August 31, 2014:

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014 and 2013

5. STOCKHOLDERS’ EQUITY (cont’d.)

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
Non-vested options at August 31, 2012	—	—
Granted	75,000	0.02
Vested	(34,375)	0.02
Non-vested options at August 31, 2013	40,625	0.02
Granted	320,000	0.23
Vested	(40,625)	0.02
Non-vested options at August 31, 2014	320,000	0.23

As of August 31, 2014, there was $57,588 of total unrecognized compensation cost related to non-vested share-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.97 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at August 31, 2014.

During the year ended August 31, 2014, the total stock-based compensation expense of $367,484 is reported in the statement of comprehensive loss as follows:

		2014		2013
	$		$
Stock-based compensation
General and administrative		367,484		20,080
Sales and marketing		—		—
Research and development		—		—
Total stock-based compensation		367,484		20,080

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

		2014		2013
	$		$
Expected term of stock options (years)		1.5-2.5		0.25-0.46
Expected volatility		69-74%		49-72%
Risk-free interest rate		0.24%-0.70%		0.01%-0.09%
Dividend yields		—		—
Weighted average grant date fair value		$0.23		$0.02

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014 and 2013

5. STOCKHOLDERS’ EQUITY (cont’d.)

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

During the year ended August 31, 2014, the Company entered into a consulting agreement with a non-employee to provide investor relations consulting services and maximize shareholder value. As part of the agreement, the Company has issued 120,000 options exercisable at $1.70 per share. The options vest beginning on March 14, 2015 and ending on March 14, 2017, with a total of forty thousand (40,000) options vesting on the 14th day of March of each year. There was no compensation recognized related to the 120,000 options during the fiscal year of 2014.

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

During the year ended August 31, 2014, the Company recognized compensation expense of $117,266 (2013: $101,708) in salaries and wages on the statement of operations in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $1.46 (2013: $0.81) . The shares are held in trust by the Company for a period of one year from the date of purchase.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014 and 2013

6. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34.0% and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 26%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company’s income tax expense is as follows:

		2014		2013
	$		$

Tax at U.S. statutory rates		(108,000)		107,000

Permanent differences		1,000		7,000
Stock option compensation		125,000		—
Effect of lower foreign tax in Canada		(1,000)		(28,000)
Effect of research tax credits claims filed in respect of prior years		(338,000)		(303,000)
Other adjustments and change to valuation allowance		338,000		305,000
Provision for deferred income taxes		17,000		88,000

Included in other adjustments and change in valuation allowance for the year ended August 31, 2014 is $nil (2013: $(20,000)) relating to the effect of changes in statutory tax rates, $53,000 (2013: $88,000) for the effect of changes in foreign exchange rates, $71,000 (2013: $66,000) in respect of a change in estimates and provisions and $214,000 (2013: $171,000) in respect of the change in valuation allowance, which includes the items noted below.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014 and 2013

6. INCOME TAXES (cont’d.)

Significant components of the Company’s deferred tax assets as of August 31 are as follows:

		2014		2013
	$		$
Deferred tax assets:
Net operating loss carryforwards		1,064,000		1,117,000
Excess of book over tax depreciation		558,000		611,000
Tax Credits carryforward		1,387,000		1,084,000
Total deferred tax asset		3,009,000		2,812,000
Valuation allowance		(2,167,000)		(1,953,000)
Net deferred tax asset		842,000		859,000
Less: current portion		—		130,000
Non-current		842,000		729,000

Net income (loss) before income tax by geographic region is as follows:

		2014		2013
	$		$

United States		(37,979)		(357)
Canada		(269,420)		314,371
		(307,399)		314,014

If not utilized to reduce future taxable income, the Company’s net operating loss carryforwards will expire as follows:

		Canada		United States
	$		$
2021 and thereafter		—		3,128,063
		—		3,128,063

If not utilized to reduce future taxable payable, the Company’s investment tax credit carryforwards will expire as follows:

		Canada		United States
	$		$
2028 and thereafter		1,387,000		—
		1,387,000		—

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014 and 2013

7. COMMITMENTS

On August 21, 2013 the Company entered into a lease agreement for its premises and it commenced on November 1, 2013 and will expire on December 31, 2014. The Company has fiscal year payments committed as follows:

$
2015		91,443

During the year ended August 31, 2014 the Company incurred rent expense of $268,667 (2013: $203,905) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of operations and comprehensive income (loss).

8. RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a Director effective October 1, 2010 which terminated on December 31, 2013. The Company paid $2,000 per month, plus authorized expenses. During the year ended August 31, 2014, the Company paid consulting fees of $8,000 (2013:$24,000) under this agreement.

The Company entered into a consulting agreement with a family member of a Director to provide project management service effective March 1, 2014. During the year ended August 31, 2014, the Company paid consulting fees of $30,647 (2013:$Nil) under this agreement.

On May 23, 2014, the Company announced director compensation for the period from June 1, 2014 to May 31, 2015 in the amount of $48,000 for each Director (Lawrence Langs, Steve Vestergaard, Yoshitaro Kumagai and Edward Kolic) payable in a lump sum if the Director chose to take part in a private placement of the Company or as monthly payments in the alternative. The Director Compensation is in addition to any existing compensation paid to the executive director of the Company. During the year ended August 31, 2014, the Company paid $144,417 to its Directors and with $36,417 charged to general and administrative in the consolidated statement of operations and comprehensive income (loss), and $108,000 included in prepaid expenses.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014 and 2013

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

		2014		2013
	$		$

Play MPE®

United States		1,296,078		1,643,526
Europe		2,000,944		1,745,890
Australia		167,826		130,171
Total Play MPE® Revenue		3,464,848		3,519,587

Clipstream ®

United States		107,528		159,442
Total Clipstream ® Revenue		107,528		159,442

Total Revenue		3,572,376		3,679,029

Revenue in the above table is based on location of the customer. Some of these customers have distribution centers located around the globe and distribute around the world. One customer, representing 49% of total revenue for the period ending August 31, 2014, consolidated affiliated members, effective March 1, 2013, under one global agreement located in Europe. As a result, global revenue associated with this customer for the period ending August 31, 2014 is included in European revenue. In the comparative period in the prior year, this customer represented 51% of revenue and that revenue was allocated to both North America (10%) and Europe (41%). As a result, there is a movement in the location of the source of the revenue which does not reflect underlying distribution activities.

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at August 31, 2014, one customer represented $417,566 (79%) of the trade receivables balance [2013 – one customer represented 67%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company are responsible for evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of August 31, 2014.

Based on their evaluation, our management, with the participation of our principal executive officer and principal financial officer concluded that as of August 31, 2014, our disclosure controls and procedures were effective.

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

Using the 1992 framework provided by the Committee of Sponsoring Organizations (“COSO”), the Company conducted an evaluation of the effectiveness of the internal control over financial reporting as at August 31, 2014 and concluded that our internal control over financial reporting is effective as of August 31, 2014.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Steven Vestergaard	Chief Executive Officer and Director	48	January 1999
Frederick Vandenberg	Chief Financial Officer and Treasurer	46	July 2007
Dale Borland	Vice President and Chief Operating Office, Clipstream®	52	August 2014
Edward Kolic(1)	Director	53	February 1999
Lawrence J. Langs(1)	Director	53	November 2000
Yoshitaro Kumagai(1)	Director	68	August 2001

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

Dale Borland. Mr. Borland has been our Vice President and Chief Operating Officer for Clipstream® since August 2014. Mr. Borland has overall responsibility for strategy and business operations for the Clipstream® business unit. Mr. Borland has extensive business and leadership experience within the software and technology industry and has held positions of CEO, COO, CRO and CMO in early stage entrepreneurial ventures, medium size enterprises and in large global corporations across a multitude of business disciplines and verticals. Mr. Borland worked at Microsoft Corp. for 16 years in Europe, Middle East and Africa managing Sales & Marketing, Business Development, Operations and Strategic Alliance/Partners. He has run his own consulting practice in the UK and North America focused on business operations and management optimization.

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

AUDIT COMMITTEE

Our audit committee currently consists of Mr. Lawrence J. Langs, Mr. Edward Kolic and Mr. Yoshitaro Kumagai. Messrs. Langs, Kolic and Kumagai are non-employee directors of the Company and are considered independent directors. Our Board of Directors has currently designated Mr. Lawrence J. Langs who qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls over financial reporting.

Our Board adopted a charter for the Audit Committee in November 2013, a copy of which is available on our corporate website www.dsny.com.

FAMILY RELATIONSHIPS

There are no family relationships among our officers and directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended August 31, 2014 all such filing requirements were complied with other than the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Steven Vestergaard	1	1	Nil
Frederick Vandenberg	1	1	Nil
Dale Borland	1	1	Nil

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Edward Kolic	3	3	Nil
Lawrence J. Langs	2	2	Nil
Yoshitaro Kumagai	3	3	Nil

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

The particulars of compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers other than the principle executive officer who were serving as executive officers at the end of the year ended August 31, 2014; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended August 31, 2014, who we will collectively refer to as our “named executive officers”, of our company for the years ended August 31, 2014 and 2013, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer and the Chief Financial Officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Director Fees Earned in Cash ($)(1)	Other Annual Compen- sation ($)(2)	Total ($)
Steven Vestergaard (3) President, Chief Executive Officer and Director	2014 2013	241,462 257,322	Nil Nil	Nil Nil	Nil Nil	12,000 Nil	12,073 12,866	265,535 270,188
Frederick Vandenberg (4) Chief Financial Officer, Treasurer and Secretary	2014 2013	195,027 207,837	Nil Nil	Nil Nil	Nil Nil	Nil Nil	9,751 10,392	204,778 218,229

(1)

On May 23, 2014, the Board of Directors set the annual compensation payable to each member of the Board of Directors at $48,000 per annum for the period from June 1, 2014 to May 31, 2015. The fees earned or paid in cash of $12,000 for Mr. Vestergaard as a Director was for the service period of June 1, 2014 to August 31, 2014 during this fiscal year.

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

(5)

Compensation is stated in United States dollars. Where compensation was provided in Canadian dollars, compensation is based on an exchange rate of 0.9287 US dollars for each 1.00 Canadian dollar during the 2014 fiscal year. Compensation is stated in United States dollars and is based on an exchange rate of 0.9897 US dollars for each 1.00 Canadian dollar during the 2013 fiscal year.

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

We are party to a written employment agreement with Mr. Borland. Under the terms of the employment agreement, Mr. Borland will be paid a salary of CAD$180,000 per annum for providing his services as Vice President and Chief Operating Officer of the Clipstream® business. In addition, Mr. Borland will be eligible for quarterly bonuses in the event that certain targets are achieved. The employment agreement also provides for certain restrictive covenants by Mr. Borland, including a confidentiality covenant that will apply during his employment with our company and thereafter, a non-solicitation covenant for the duration of his employment and six months thereafter, and a non-competition covenant for the duration of his employment and six months thereafter. If we terminate Mr. Borland’s employment agreement at any time without cause, we are required to pay Mr. Borland four months' notice or payment in lieu of notice set out in the employment agreement. Mr. Borland is eligible to receive stock options as and when approved by our Board of Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our named executive officers that were outstanding as of August 31, 2014.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Frederick Vandenberg	150,000	Nil	N/A	0.50	Jan 31, 2015	N/A	N/A	N/A	N/A
Dale Borland	Nil	200,000	N/A	1.00	Aug 10, 2019	N/A	N/A	N/A	N/A

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

The following table summarizes compensation paid to all of our directors:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(2)	Total ($)
Yoshitaro Kumagai	12,000	Nil	Nil	20,500	32,500
Lawrance J. Langs	12,000	Nil	Nil	12,500	24,500
Edward Kolic	12,000	Nil	Nil	12,500	24,500

(1)

On May 23, 2014, the Board of Directors set the annual compensation payable to each member of the Board of Directors at $48,000 per annum for the period from June 1, 2014 to May 31, 2015. The fees earned or paid in cash of $12,000 for each Director was for the service period of June 1, 2014 to August 31, 2014 during this fiscal year.

(2)

All other compensation for Mr. Kumagai, Mr. Langs and Mr. Kolic includes participation in the employee share purchase plan described above under long term incentive plans and $8,000 for consulting fees for Mr. Kumagai.

(3)	All other compensation is stated in United States dollars and compensation was provided in Canadian dollars.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 24, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and address	Number of Shares of	Percentage of Common
Title of class	of beneficial owner	Common Stock	Stock(1)

DIRECTORS AND OFFICERS:

Common Stock	Steven Vestergaard	11,193,881	21.06%
	President, Chief Executive Officer
	and Director
	c/o 800-570 Granville St.
	Vancouver, BC, V6C 3P1
Common Stock	Frederick Vandenberg	865,901(2)	1.63%
	Chief Financial Officer and
	Corporate Secretary
	c/o 800-570 Granville St.
	Vancouver, BC, V6C 3P1
Common Stock	Dale Borland	Nil	Nil
	Vice President and Chief Operating
	Officer, Clipstream®
	c/o 800-570 Granville St.
	Vancouver, BC, V6C 3P1
Common Stock	Edward Kolic	318,373	*
	Director
	c/o 800-570 Granville St.
	Vancouver, BC, V6C 3P1
Common Stock	Lawrence J. Langs	418,790	*
	Director
	c/o 800-570 Granville St.
	Vancouver, BC, V6C 3P1
Common Stock	Yoshitaro Kumagai	423,069	*
	Director
	c/o 800-570 Granville St.
	Vancouver, BC, V6C 3P1

Common Stock	All Officers and Directors as a	13,220,014	24.88%
	Group (6 persons)

* Less than one percent (1%)

(1)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of such shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 24, 2014. As of November 24, 2014, there were 52,993,874 shares of our common stock issued and outstanding.

(2)	Consists of 715,901 shares held by Mr. Vandenberg and 150,000 shares that may be acquired upon the exercise of stock options held by Mr. Vandenberg.

EQUITY COMPENSATION PLAN INFORMATION

We have one equity compensation plan, namely our Amended 2006 Stock Option Plan, under which up to 5,100,000 shares of our common stock, have been authorized for issuance to our officers, directors, employees and consultants. Our plan has not been approved by the Company’s stockholders. The following summary information is presented for our plans on an aggregate basis as of August 31, 2014.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to be	Weighted-Average Exercise	Equity Compensation Plans
	Issued Upon Exercise of	Price of Outstanding	(Excluding Securities
	Outstanding Options,	Options, Warrants and	Reflected in column (a))
	Warrants and Rights	Rights
Plan Category	(a)	(b)	(c)
Equity Compensation Plans	Not Applicable	Not Applicable	Not Applicable
Approved By Security
Holders
Equity Compensation Plans	545,000 Shares	$0.95 per Share	8,181 Shares of
Not Approved By Security	of Common Stock		Common Stock
Holders
Total	545,000 Shares		8,181 Shares of
	of Common Stock		Common Stock

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

SHARE ISSUANCES

On May 23, 2014, the Company announced director compensation for the period from June 1, 2014 to May 31, 2015 in the amount of $48,000 for each Director (Lawrence Langs, Steve Vestergaard, Yoshitaro Kumagai and Edward Kolic) payable in a lump sum if the Director chose to take part in a private placement of the Company or as monthly payments in the alternative. Immediately following the compensation announcement, three Directors took part in the private placement resulting in the Company issuing 28,701 shares to Edward Kolic, 50,000 shares to Steve Vestergaard, and 50,000 shares to Lawrence Langs at the same price of $0.87 per share for gross proceeds of $111,970.

Messrs Lang, Kolic and Kumagai are independent directors. Mr. Vestergaard is our Chief Executive Officer and is not viewed as an independent director of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Our current sole principal independent registered public accountant, BDO Canada LLP, provided audit and other services during the year ended August 31, 2014 and the year ended August 31, 2013 as follows:

BDO Canada LLP

	2014	2013
Audit Fees	$98,173	$107,831
Audit Related Fees	-	-
Tax Fees	12,341	12,467
All Other Fees	-	-
Total Fees	$110,514	$120,298

Audit Fees. This category includes the fees for the audit of our annual consolidated financial statements and the quarterly reviews of interim financial statements. This category also includes advice on audit and accounting matters that arose during or as a result of the audit or the review of interim financial statements and services in connection with SEC filings.

Audit Related Fees. There were no other audit related fees paid to BDO Canada LLP.

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

Of the total aggregate fees paid by us to our accountants during the fiscal years ended August 31, 2014 and 2013, 100% and 100% of the aggregate fees, respectively, were approved by the audit committee pursuant to the de minimis exception provided by Section (c)(7)(i)(C) of Rule 2-01 of Regulations S-X.

The audit committee has considered the nature and amount of the fees billed by BDO Canada LLP, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining BDO Canada LLP's independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

LIST OF DOCUMENTS FILED AS PART OF THE REPORT

The following documents are filed as part of this report:

(a)(1)	Financial Statements:
	1.	Report of Independent Registered Public Accounting Firm – BDO Canada LLP;
	2.	Consolidated Balance Sheets;
	3.	Consolidated Statements of Comprehensive Income;
	4.	Consolidated Statements of Cash Flows;
	5.	Consolidated Statement of Changes in Stockholders’ Equity; and
	6.	Notes to the Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules:

(a)(3)	Exhibits:

3.1	Amended Articles Of Incorporation (incorporated by reference to Exhibit 3(I) to our Amendment No. 5 to Registration Statement on Form 10SB12G filed on April 24, 2000).
3.2	Amended and Restated Bylaws.
4.1 †	2006 Amended And Restated Stock Option Plan (incorporated by reference to Exhibit 4.1 to our Post-effective Amendment No. 1 to Registration Statement on Form S-8 filed on May 18, 2007)
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

10.4	Securities Purchase Agreement dated February 26, 2007 (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on March 1, 2007).
10.5†	Employee Stock Purchase Plan (incorporated by reference to our Other Definitive Proxy Statements on Form DEF 14A filed on February 04, 2011).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm – BDO CANADA LLP
24*	Power of Attorney (included in Signature pages)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
100*	XBRL-Related Documents
101*	Interactive Data File

*	Filed herewith
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/Steven Vestergaard______________________
Steven Vestergaard, President
Chief Executive Officer and Director
	Date:	November 24, 2014

/s/Frederick Vandenberg______________________
Frederick Vandenberg, Chief Financial Officer
	Date:	November 24, 2014

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

By:	/s/Steven Vestergaard______________________
Steven Vestergaard, President
Chief Executive Officer, President and Director
(Principal Executive Officer)
Date: November 24, 2014

By:	/s/Frederick Vandenberg______________________
Frederick Vandenberg, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 24, 2014

By:	/s/Edward Kolic______________________
Edward Kolic
Director
Date: November 24, 2014

By:	/s/Yoshitaro Kumagai______________________
Yoshitaro Kumagai
Director
Date: November 24, 2014

By:	/s/ Lawrence J. Langs
Lawrence J. Langs
Director
Date: November 24, 2014