Form 10-Q
period 2014-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2015-01-14
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

___________________________________________________________________
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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of January 13, 2015 was 52,993,874.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Three months ended November 30, 2014
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
Unaudited

As at

	November 30,	August 31,
	2014	2014
	$	$

ASSETS
Current
Cash and cash equivalents	876,527	990,007
Accounts receivable, net of allowance for doubtful accounts of $6,129 [Aug 31, 2014 – $5,513]	575,955	544,609
Other receivables	83,713	78,040
Current portion of long term receivable [note 3]	107,830	115,464
Prepaid expenses	107,928	147,206
Total current assets	1,751,953	1,875,326
Deposits	21,795	22,870
Long term receivable [note 3]	286,830	345,830
Property and equipment, net	282,608	315,180
Deferred tax assets – long term portion	842,000	842,000
Total assets	3,185,186	3,401,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	126,135	172,617
Accrued liabilities	203,849	203,353
Deferred revenue	2,627	22,589
Total liabilities	332,611	398,559

Commitments and contingencies [notes 5 and 8]
Stockholders’ equity
Common stock, par value $0.001 [note 4] Authorized: 100,000,000 shares Issued and outstanding: 52,993,874 shares [Aug 31, 2014 – issued and outstanding 52,993,874 shares]	52,994	52,994
Additional paid-in capital	9,068,522	9,061,325
Accumulated deficit	(6,167,724)	(6,111,415)
Accumulated other comprehensive (loss)	(101,217)	(257)
Total stockholders’ equity	2,852,575	3,002,647
Total liabilities and stockholders’ equity	3,185,186	3,401,206

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Expressed in United States dollars)
Unaudited

Three months ended November 30,

	2014	2013
	$	$

Service revenue [note 10]	955,070	922,541

Operating expenses
General and administrative	293,658	243,499
Sales and marketing	331,013	331,641
Research and development	363,969	264,484
Depreciation and amortization	35,785	31,347
	1,024,425	870,971
Income (loss) from operations	(69,355)	51,570
Other income
Interest income	13,046	16,823
Income (loss) before provision for income taxes	(56,309)	68,393
Deferred income tax expense	—	(24,000)

Net income (loss)	(56,309)	44,393

Other comprehensive loss, net of tax
Foreign currency translation adjustments	(100,960)	(14,550)

Total comprehensive income (loss)	(157,269)	29,843

Net income (loss) per common share, basic and diluted	(0.00)	0.00

Weighted average common shares outstanding:
Basic	52,993,874	51,998,397
Diluted	52,993,874	53,418,156

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	Income (loss)
	#	$	$	$	$	$
Balance, August 31, 2013	51,981,964	51,982	8,929,384	(5,787,016)	88,657	3,283,007
Total comprehensive income (loss)	—	—	—	(324,399)	(88,914)	(413,313)
Common stock issued on private placement	128,701	129	111,841	—	—	111,970
Common stock issued on options exercised	883,209	883	100,367	—	—	101,250
Repurchase of options	—	—	(113,215)	—	—	(113,215)
Stock based compensation	—	—	32,948	—	—	32,948
Balance, August 31, 2014	52,993,874	52,994	9,061,325	(6,111,415)	(257)	3,002,647
Total comprehensive (loss)	—	—	—	(56,309)	(100,960)	(157,269)
Stock based compensation – Note 4	—	—	7,197	—	—	7,197
Balance, November 30, 2014	52,993,874	52,994	9,068,522	(6,167,724)	(101,217)	2,852,575

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

Three months ended November 30,

	2014	2013
	$	$

OPERATING ACTIVITIES
Net income	(56,309)	44,393
Items not involving cash:
Depreciation and amortization	35,785	31,347
Stock-based compensation	7,197	22,819
Deferred leasehold inducement	—	(2,929)
Deferred income taxes	—	24,000
Unrealized foreign exchange	19,312	(13,510)
Changes in non-cash working capital:
Accounts receivable	(58,188)	(179,998)
Other receivables	(9,544)	9,193
Prepaid expenses and deposits	37,470	(965)
Accounts payable	(39,225)	65,023
Accrued liabilities	10,273	28,209
Deferred revenue	(19,311)	(29,679)
Long term receivable	26,607	24,532
Net cash provided (used) by operating activities	(45,933)	22,435

INVESTING ACTIVITIES
Purchase of property and equipment	(17,647)	(78,768)
Net cash used in investing activities	(17,647)	(78,768)

FINANCING ACTIVITIES
Net cash used in financing activities	—	—

Effect of foreign exchange rate changes on cash	(49,900)	(6,732)

Net decrease in cash during the period	(113,480)	(63,065)
Cash, beginning of the period	990,007	1,521,552
Cash, end of the period	876,527	1,458,487

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2014 and 2013

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the year ended August 31, 2015.

The balance sheet at August 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 2014.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2014 and 2013

3. LONG TERM RECEIVABLE

The Company agreed to settle litigation with an unrelated party. Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012 and ending on February 28, 2018. The balance is due to be paid in equal monthly installments of $14,050AUD until the end of the obligation. The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a registered charge against real estate located in Australia. As of November 30, 2014, installments of $535,550AUD including interest of $174,856AUD have been received.

4. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the three months ended November 30, 2014, no shares were issued.

[b] Stock option plans

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

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of November 30, 2014, and changes during the period ended are presented below:

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2014 and 2013

4. STOCKHOLDERS’ EQUITY (cont’d.)

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$
Outstanding at August 31, 2014	545,000	0.95	2.55	67,500
Issued	—	—
Exercised	—	—
Outstanding at November 30, 2014	545,000	0.95	2.30	—
Vested and exercisable at
November 30, 2014	225,000	0.50	0.18	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at November 30, 2014.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of November 30, 2014:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
Non-vested options at August 31, 2014	320,000	0.23
Granted	—	—
Vested	—	—
Non-vested options at November 30, 2014	320,000	0.23

As of November 30, 2014, there was $40,841 of total unrecognized compensation cost related to non-vested share-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.65 years.

During the three months ended November 30, 2014 and 2013, stock-based compensation expense has been reported in the consolidated statement of operations and comprehensive income as follows:

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2014 and 2013

4. STOCKHOLDERS’ EQUITY (cont’d.)

	Three Months Ended
	November 30,
	2014	2013
	$	$
Stock-based compensation
General and administrative	5,038	22,819
Sales and marketing	2,159	—
Research and development	—	—
Total stock-based compensation	7,197	22,819

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2014	2013
	$	$
Expected term of stock options (years)	—	0.12-0.25
Expected volatility	—	50-72%
Risk-free interest rate	—	0.01%-0.14%
Dividend yields	—	—

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2014 and 2013

4. STOCKHOLDERS’ EQUITY (cont’d.)

The maximum annual combined contributions will be $400,000. All purchases are made through the Toronto Stock Exchange by a third party plan agent. The third party plan agent will also be responsible for the administration of the Plan on behalf of Destiny and the participants.

During the three months ended November 30, 2014, the Company recognized compensation expense of $13,906 (2013 - $13,499) in salaries and wages on the consolidated statement of operations and comprehensive income in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.54 (2013 - $2.18) . The shares are held in trust by the Company for a period of one year from the date of purchase.

5. COMMITMENTS

On August 21, 2013 the Company entered into a lease agreement for its premises and it commenced on November 1, 2013 and was extended to expire on January 31, 2015. In December 2014, the Company entered into a lease agreement commencing May 1, 2015 and expiring June 29, 2017 for a new premise with free occupation from December 2014 to April 2015. The Company has fiscal year payments committed as follows:

$

2015	146,426
2016	308,563
2017	257,136

During the three months ended November 30, 2014 the Company incurred rent expense of $67,826 (2013 - $59,879) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of operations and comprehensive income (loss).

6. RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a family member of a Director to provide project management service effective March 1, 2014. During the three months ended November 30, 2014, the Company paid consulting fees of $19,681 (2013 - $Nil) under this agreement.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2014 and 2013

7. INCOME TAX

The Company has adopted the provisions of ASC 740, Income taxes. This standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2014, the tax years which remain subject to examination by major tax jurisdictions as of November 30, 2014. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2014 and 2013

9. NEW ACCOUNTING PRONOUNCEMENTS

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
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2014 and 2013

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended
	November 30,
	2014	2013
	$	$

Play MPE®

North America	381,917	335,277
Europe	485,333	515,685
Australia	76,018	33,486
Total Play MPE® Revenue	943,268	884,448

Clipstream ® and Radio Destiny

North America	11,802	38,093
Total Clipstream ® & Radio Destiny Revenue	11,802	38,093

Total Revenue	955,070	922,541

Revenue in the above table is based on location of the customer. Some of these customers have distribution centers located around the globe and distribute around the world. During the three months ended November 30, 2014, the Company generated 42% of total revenue from one customer and 11% of total revenue from another customer [2013 - one customer represented 47%].

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at November 30, 2014, one customer represented $395,815 (69%) of the trade receivables balance [2013 – one customer represented 74%].

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013

Revenue

Total revenue for the three months ended November 30, 2014 grew by 4% over the three months ended November 30, 2013 to $955,070 (November 30, 2013 – $922,541) as a result of a 7% growth in Play MPE® revenue which currently accounts for 99% of the Company’s revenue. The growth in Play MPE® is primarily the result of continued strong performance in the United States and Australia. In the United States, Play MPE® continues to see growth in independent label revenue (8% growth over the three months ended November 30, 2013), and other Major record labels. In Australia, Play MPE® has shown strong recovery in market share with the addition of Sony Music Entertainment in March 2014 and strong growth in independent label revenue.

Approximately 51% of our Play MPE® revenue is denominated in Euros for the three months ended November 30, 2014. European revenue is currently concentrated in the United Kingdom and the Scandinavian countries. Approximately 40% of Play MPE® revenue is denominated in US Dollars and 8% of Play MPE® revenue is denominated in Australia Dollars for the three months ended November 30, 2014.

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

Total operating expenditures for the three months ended November 30, 2014 has increased by 17.6% over the same period in the prior year to $1,024,425 (November 30 2013 – $870,971) mainly as a result of increased staffing related to the Clipstream® business.

General and administrative	30-Nov	30-Nov	$	%
	2014	2013	Change	Change
	(3 months)	(3 months)
	$	$
Wages and benefits	123,365	83,264	40,101	48.2%
Rent	11,662	9,053	2,609	28.8%
Telecommunications	4,304	3,740	564	15.1%
Bad debt	895	3,179	(2,284)	(71.8%	)
Office and miscellaneous	116,774	80,662	36,112	44.8%
Professional fees	36,658	63,601	(26,943)	(42.4%	)
	293,658	243,499	50,159	20.6%

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The increase in wages and benefits is due to increased focus on managing overall Clipstream® business. The increase in office and miscellaneous is due to the foreign exchange losses during the current period as a result of fluctuations in the value of the Euro and Australia dollar impacting cash and accounts receivable balances denominated in those currencies.

Sales and marketing	30-Nov	30-Nov	$	%
	2014	2013	Change	Change
	(3 months)	(3 months)
	$	$
Wages and benefits	254,844	238,212	16,632	7.0%
Rent	24,818	25,900	(1,082)	(4.2%	)
Telecommunications	9,159	10,699	(1,540)	(14.4%	)
Meals and entertainment	–	6,342	(6,342)	(100.0%	)
Travel	16,666	17,564	(898)	(5.1%	)
Advertising and marketing	25,526	32,924	(7,398)	(22.5%	)
	331,013	331,641	(628)	(0.2%	)

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The increase in wages and benefits is mainly due to an increased cost on marketing activities related to Clipstream® business.

Research and development	30-Nov	30-Nov	$	%
	2014	2013	Change	Change
	(3 months)	(3 months)
	$	$
Wages and benefits	318,052	229,261	88,791	38.7%
Rent	31,346	24,926	6,420	25.8%
Telecommunications	11,568	10,297	1,271	12.3%
Research and development	3,003	–	3,003	N/A
	363,969	264,484	99,485	37.6%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase in wages and benefits is primarily due to increased staffing related to the Clipstream® business.

Amortization

Amortization expense arises from property and equipment, and from patents and trademarks. Amortization increased to $35,785 for the three months ended November 30, 2014 from $31,347 for the three months ended November 30, 2013, an increase of $4,438 or 14% as a result of patent application costs.

Other earnings and expenses

Interest income decreased to $13,046 for the three months ended November 30, 2014 from $16,823 for the three months ended November 30, 2013, a decrease of $3,777. The interest income is derived from the amount receivable pursuant to our previous litigation settlement. The decrease in interest income is the result of a lower settlement receivable balance from the settlement receivable being paid down during the year

Net income

During the three months ended November 30, 2014 we have net loss of $56,309 (November 30, 2013 – net income of $44,393). The reduction in net income is primarily the result of increased staffing related to Clipstream® business including our Chief Operating Officer, senior developers and dedicated quality assurance staff and unfavorable exchange rates fluctuation.

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

	2013 Q2	2013 Q3	2013 Q4	2014 Q1	2014 Q2	2014 Q3	2014 Q4	2015 Q1
	$	$	$	$	$	$	$	$
Net Income	13,198	26,595	26,171	44,393	(374,833)	80,100	(74,059)	(56,309)
Amortization and stock						39,968	44,102	42,982
based compensation	28,390	30,692	57,217	54,166	42,877
Interest income	(20,068)	(18,907)	(18,494)	(16,823)	(15,824)	(14,758)	(13,961)	(13,046)
Income tax	—	8,000	15,000	24,000	(21,000)	(3,000)	17,000	—
Adjusted EBITDA	21,520	46,380	79,894	105,736	(368,780)	102,310	(26,918)	(26,373)

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $876,527 as at November 30, 2014 (August 31, 2014 – $990,007). We had working capital of $1,419,342 as at November 30, 2014 compared to working capital of $1,476,767 as at August 31, 2014. The decrease in our working capital was mainly due to a decrease in our cash balance, which was caused by the operating loss and unfavorable exchange rates fluctuation.

CASHFLOWS

Net cash used by operating activities was $45,933 for the three months ended November 30, 2014, compared to net cash provided of $22,435 for the three months ended November 30, 2013. The main reason for the increase in net cash flows used in the operating activities was primarily due to the increased cost related to Clipstream® staffing.

Net cash used in investing activities was $17,647 for the three months ended November 30, 2014, compared to net cash used of $78,768 for the three months ended November 30, 2013. The decrease in net cash used in investing activities is largely attributable to servers purchased for our operation of Play MPE® product in the comparative period.

There were no cash used or provided in financing activities for the three months ended November 30, 2014 and 2013.

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

Income Taxes

Deferred income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted income tax rates by tax jurisdiction at each balance sheet date. Deferred income tax assets also result from unused loss carry-forwards and other deductions. The valuation of deferred income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated realizable amount. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, and current and enacted tax legislation and other temporary differences between book and tax accounting to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. There is a risk that management estimates for operating results could vary significantly from actual results, which could materially affect the valuation of the future income tax asset. Although the Company has tax loss carry-forwards and other deferred income tax assets, management has determined certain of these deferred tax assets do not meet the more likely than not criteria, and accordingly, these deferred income tax asset amounts have been partially offset by a valuation allowance as disclosed in Note 6 of our annual consolidated financial statements for the year ended August 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the three months ended November 30, 2014, as a result of strength of the US dollars, the Company recognized negative impacts on net income.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2014, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There are no changes in internal control over financial reporting during the three months ended November 30, 2014.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1 – Risk Factors” in our Form 10-K for the fiscal year ended August 31, 2014 filed with the SEC on November 24, 2014. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/Steven Vestergaard______________________
Steven Vestergaard, President
Chief Executive Officer and Director
	Date:	January 14, 2015

/s/Frederick Vandenberg______________________
Frederick Vandenberg, Chief Financial Officer
	Date:	January 14, 2015