Form 10-Q
period 2015-02-28
DESTINY MEDIA TECHNOLOGIES INC
filed 2015-04-14
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____to _____

Commission File Number 0-28259

DESTINY MEDIA TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA	84-1516745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1110 - 885 West Georgia Street,
Vancouver, British Columbia, Canada	V6C 3E8
(Address of principal executive offices)	(Zip Code)

604-609-7736
(Registrant's telephone number, including area code)

__________________________________________________________________
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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of April 13, 2015 was 52,993,874.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Six months ended February 28, 2015
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
Unaudited

As at

	February 28,	August 31,
	2015	2014
	$	$

ASSETS
Current
Cash and cash equivalents	577,118	990,007
Accounts receivable, net of allowance for
doubtful accounts of $5,601 [Aug 31, 2014 – $5,513]	526,697	544,609
Other receivables	43,740	78,040
Current portion of long term receivable [note 3]	101,611	115,464
Prepaid expenses	43,136	147,206
Deposits – current portion	53,064	—
Total current assets	1,345,366	1,875,326
Deposits– long term portion	23,499	22,870
Long term receivable [note 3]	237,096	345,830
Property and equipment, net	324,023	315,180
Deferred tax assets – long term portion	842,000	842,000
Total assets	2,771,984	3,401,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	212,596	172,617
Accrued liabilities	192,012	203,353
Deferred revenue	4,359	22,589
Deferred leasehold inducement	14,530	—
Obligation under capital lease – current portion [note 5]	4,967	—
Total current liabilities	428,464	398,559
Obligation under capital lease – long term portion [note 5]	14,115	—
Total liabilities	442,579	398,559

Commitments and contingencies [notes 5 and 8]

Stockholders’ equity
Common stock, par value $0.001 [note 4] Authorized: 100,000,000 shares Issued and outstanding: 52,993,874 shares [Aug 31, 2014 – issued and outstanding 52,993,874 shares]	52,994	52,994
Additional paid-in capital	9,074,636	9,061,325
Accumulated deficit	(6,532,181)	(6,111,415)
Accumulated other comprehensive (loss)	(266,044)	(257)
Total stockholders’ equity	2,329,405	3,002,647
Total liabilities and stockholders’ equity	2,771,984	3,401,206

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014
	$	$	$	$

Revenue [note 10]	743,193	810,682	1,698,263	1,733,223

Operating expenses
General and administrative	246,922	526,166	540,580	769,665
Sales and marketing	422,493	394,750	753,506	726,391
Research and development	411,282	268,362	775,251	532,846
Amortization	38,998	33,061	74,783	64,408
	1,119,695	1,222,339	2,144,120	2,093,310
(Loss) from operations	(376,502)	(411,657)	(445,857)	(360,087)
Other income
Interest income	12,045	15,824	25,091	32,647
(Loss) before income taxes	(364,457)	(395,833)	(420,766)	(327,440)
Income tax recovery (expense) - deferred	—	21,000	—	(3,000)
Net (loss)	(364,457)	(374,833)	(420,766)	(330,440)

Other comprehensive (loss), net of tax
Foreign currency translation adjustments	(164,827)	(140,131)	(265,787)	(154,681)

Total comprehensive (loss)	(529,284)	(514,964)	(686,553)	(485,121)

Net (loss) per common share, basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average common shares outstanding:
Basic	52,993,874	52,222,640	52,993,874	52,109,899
Diluted	52,993,874	52,222,640	52,993,874	52,109,899

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	Income (loss)
	#	$	$	$	$	$
Balance, August 31, 2013	51,981,964	51,982	8,929,384	(5,787,016)	88,657	3,283,007
Total comprehensive income (loss)	—	—	—	(324,399)	(88,914)	(413,313)
Common stock issued on private placement	128,701	129	111,841	—	—	111,970
Common stock issued on options exercised	883,209	883	100,367	—	—	101,250
Repurchase of options	—	—	(113,215)	—	—	(113,215)
Stock based compensation	—	—	32,948	—	—	32,948
Balance, August 31, 2014	52,993,874	52,994	9,061,325	(6,111,415)	(257)	3,002,647
Total comprehensive (loss)	—	—	—	(420,766)	(265,787)	(686,553)
Stock based compensation – Note 4	—	—	13,311	—	—	13,311
Balance, February 28, 2015	52,993,874	52,994	9,074,636	(6,532,181)	(266,044)	2,329,405

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Six months	Six months
	Ended	Ended
	February 28,	February 28,
	2015	2014
	$	$

OPERATING ACTIVITIES
Net income (loss)	(420,766)	(330,440)
Items not involving cash:
Depreciation and amortization	74,783	64,408
Stock-based compensation	13,311	32,635
Deferred leasehold inducement	15,687	(2,867)
Deferred income taxes	—	3,000
Unrealized foreign exchange	17,327	(29,363)
Changes in non-cash working capital:
Accounts receivable	(56,563)	(230,192)
Other receivables	26,158	(60,915)
Prepaid expenses and deposits	39,055	(2,833)
Accounts payable	87,538	88,586
Accrued liabilities	16,094	299,407
Deferred revenue	(16,535)	(64,035)
Long term receivable	50,741	48,658
Net cash used in operating activities	(153,170)	(183,951)

INVESTING ACTIVITIES
Purchase of property and equipment	(128,258)	(106,971)
Net cash used in investing activities	(128,258)	(106,971)

FINANCING ACTIVITIES
Proceeds from options/warrants exercised	—	37,500
Repurchase of options	—	(305,250)
Net cash used in financing activities	—	(267,750)

Effect of foreign exchange rate changes on cash	(131,461)	(91,941)

Net decrease in cash during the period	(412,889)	(650,613)
Cash, beginning of the period	990,007	1,521,552
Cash, end of the period	577,118	870,939

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2015 and 2014

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2015 are not necessarily indicative of the results that may be expected for the year ended August 31, 2015.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2015 and 2014

3. LONG TERM RECEIVABLE

The Company agreed to settle litigation with an unrelated party. Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012 and ending on February 28, 2018. The balance is due to be paid in equal monthly installments of $14,050AUD until the end of the obligation. The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a registered charge against real estate located in Australia. As of February 28, 2015, installments of $577,700AUD (US $556,579) including interest of $186,495AUD (US $179,695) has been received.

The following table summarizes the changes regarding the carrying value of the remaining receivable balance during the six months period ended February 28, 2015 covering period of September 1, 2014 to February 28, 2015 and the three months period ended February 28, 2015 covering period of November 1, 2014 to February 28, 2015:

	Three Months Ended		Six Months Ended
	February 28	February 28	February 28	February 28
	2015	2014	2015	2014
	$	$	$	$
Beginning balance	394,660	526,643	461,294	540,538
Gross installments received	(33,939)	(37,653)	(71,158)	(77,143)
Interest included in above	9,342	13,026	20,297	27,355
Foreign exchange impact	(31,356)	(9,039)	(71,726)	2,227
Ending balance	338,707	492,977	338,707	492,977

The foreign exchange impact in above table is partially allocated into other comprehensive income (loss) and partially allocated into exchange gain (loss) on income statement.

4. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the six months ended February 28, 2015, no shares were issued.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2015 and 2014

4. STOCKHOLDERS’ EQUITY (cont’d.)

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

Stock-Based Payment Award Activity

A summary of option activity under the Plan as of February 28, 2015, and changes during the period ended are presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$
Outstanding at August 31, 2014	545,000	0.95	2.55	67,500
Issued	—	—
Exercised	—	—
Expired	200,000	0.50
Outstanding at February 28, 2015	345,000	1.21	3.29	—
Vested and exercisable at
February 28, 2015	25,000	0.50	0.05	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at respective reporting date.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2015 and 2014

4. STOCKHOLDERS’ EQUITY (cont’d.)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of February 28, 2015:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
Non-vested options at August 31, 2014	320,000	0.23
Granted	—	—
Vested	—	—
Non-vested options at February 28, 2015	320,000	0.23

As of February 28, 2015, there was $31,832 of total unrecognized compensation cost related to non-vested share-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.35 years.

During the six months ended February 28, 2015 and 2014, stock-based compensation expense has been reported in the consolidated statement of operations and comprehensive income as follows:

	Three Months Ended		Six Months Ended
	February 28	February 28	February 28	February 28
	2015	2014	2015	2014
	$	$	$	$
Stock-based compensation:
General and administrative	2,884	344,352	7,922	367,171
Sales and marketing	2,643	—	4,802	—
Research and development	587	—	587	—
Total stock-based compensation	6,114	344,352	13,311	367,171

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2015 and 2014

4. STOCKHOLDERS’ EQUITY (cont’d.)

	Three Months Ended		Six Months Ended
	February 28	February 28	February 28	February 28
	2015	2014	2015	2014
Expected term of stock options (years)	—	0.00-0.12	—	0.00-0.25
Expected volatility	—	0%-150%	—	0%-150%
Risk-free interest rate	—	0.00%-0.06%	—	0.00%-0.14%
Dividend yield	—	—	—	—

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

During the six months ended February 28, 2015, the Company recognized compensation expense of $67,369 (February 28, 2014 - $92,135) in salaries and wages on the consolidated statement of operations and comprehensive income in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.4682 (February 28, 2014 - $1.85) . The shares are held in trust by the Company for a period of one year from the date of purchase.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2015 and 2014

5. COMMITMENTS

In December 2014, the Company entered into a sublease agreement commencing May 1, 2015 and expiring June 29, 2017 for a new premise with free occupation from December 2014 to April 2015. During this quarter the sublease agreement was amended to include one extra month free occupation for May 2015 with rent payment starting June 1, 2015. The Company has fiscal year payments committed as follows:

$

2015	70,498
2016	281,992
2017	234,994

During the six months ended February 28, 2015 the Company incurred rent expense of $166,049 (February 28, 2014 - $129,643) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of operations and comprehensive income (loss). The rent expense during the six months ended February 28, 2015 has included the allocation of rental payments for our new office into this quarter starting from the sublease commencement date on a straight-line basis.

In February 2015, the Company entered into a capital lease. Commencing this quarter, The Company is committed to make payments under its capital leases for 4 year terms as follows:

$
2015	3,180
2016	6,361
2017	6,361
2018	6,043
Total lease payments	21,945
Less: Amounts representing interest	(2,863)
Balance of obligation	19,082
Less: Current portion	(4,967)
Long term portion	14,115

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2015 and 2014

6. RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a family member of a Director to provide project management service effective March 1, 2014. During the six months ended February 28, 2015, the Company paid consulting fees of $44,928 (February 28, 2014 - $Nil) under this agreement.

7. INCOME TAX

The Company has adopted the provisions of ASC 740, Income taxes. This standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through February 28, 2015, the tax years which remain subject to examination by major tax jurisdictions as of February 28, 2015. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2015 and 2014

9. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended		Six Months Ended
	February 28	February 28	February 28	February 28
	2015	2014	2015	2014
	$	$	$	$
Play MPE®

North America	266,400	267,018	648,317	602,295
Europe	411,600	489,036	896,933	1,004,721
Australasia	61,835	28,168	137,853	61,654
Total Play MPE®	739,835	784,222	1,683,103	1,668,670
Clipstream ® & Pirate Radio

North America	3,358	26,460	15,160	64,553
Outside of North America	—	—	—	—
Total Clipstream ® & Pirate Radio	3,358	26,460	15,160	64,553

Total revenue	743,193	810,682	1,698,263	1,733,223

Revenue in the above table is based on location of the customer. Some of these customers have distribution centers located around the globe and distribute around the world. During the six months ended February 28, 2015, the Company generated 46% of total revenue from one customer [ February 28, 2014 - one customer represented 50%].

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at February 28, 2015, one customer represented $356,414 (68%) of the trade receivables balance [February 28, 2014 – one customer represented 71%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2015 and 2014

10. NEW ACCOUNTING PRONOUNCEMENTS

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

Our principal executive office is located at 1110 - 885 West Georgia, Vancouver, British Columbia V6C 3E8. Our telephone number is (604) 609-7736 and our facsimile number is (604) 609-0611.

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

More than 1,000 record labels, including all three major labels (Universal Music Group (“UMG"), Warner Music Group, and Sony), are regularly using Play MPE® to deliver their content to radio. Play MPE® accounts for virtually all of the Company's revenue.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

Revenue

Total revenue for the six months ended February 28, 2015 declined by 2% over the six months ended February 28, 2014 to $1,698,263 (February 28, 2014 – $1,733,223) due entirely to the impact of a decline in the value of the Euro relative to the US dollar. Eliminating the negative impact of foreign exchange rates, total revenue for the six months ended February 28, 2015 increased by 4%.

Revenue from Play MPE® increased by 1% compared to prior period despite these unfavorable foreign exchange impacts. Absent the impact of foreign exchange rates, Play MPE® growth would have been 7%. This growth is primarily the result of continued strong performance in the independent record labels in the United States and recapturing of independent record labels in Australia. In the United States, Play MPE® continues to see growth in independent label revenue (6% growth over the six months ended February 28, 2014), and other Major record labels. In Australia, Play MPE® has shown strong recovery in market share with the addition of Sony Music Entertainment in March 2014 and strong growth in independent label revenue.

Total revenue for the three months ended February 28, 2015 decreased by 8% over the three months ended February 28, 2014 to $743,193 (February 28, 2014 – $810,682) due to entirely to unfavorable foreign changes. Excluding the foreign exchange impact, revenue for the three months ended February 28, 2015 had a modest increase.

Approximately 53% of our Play MPE® revenue is denominated in Euros for the six months ended February 28, 2015. European revenue is currently concentrated in the United Kingdom and the Scandinavian countries. Approximately 38% of Play MPE® revenue is denominated in US Dollars and 8% of Play MPE® revenue is denominated in Australian Dollars for the six months ended February 28, 2015.

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

During the six-month period ending February 28, 2015, while exchange rates resulted in adverse impacts to over all revenue, the strengthening of the US dollar relative to the Canadian dollar resulted in a favorable impact on costs. The Company maintains most of its financial reserves in Canadian dollars to mitigate downside risk of adverse exchange rates.

Total operating expenditures for the six months ended February 28, 2015 has increased by 2.4% over the same period in the prior year to $2,144,120 (February 28, 2014 – $2,093,310) as a result of increased rent in the form of a non-cash expenditure over a period in which the Company maintained two offices while preparing for a larger space, increased staffing, and increased marketing investigation expenditures.

Total operating expenditures for the three months ended February 28, 2015 has decreased by 8.4% over the same period in the prior year to $1,119,695 (February 28, 2014 – $1,222,339) mainly as a result of the additional expenses related to repurchase of options in comparative period.

General and administrative	28-Feb	28-Feb	$	%
	2015	2014	Change	Change
	(6 months)	(6 months)
	$	$
Wages and benefits	243,217	512,569	(269,352)	(52.5%	)
Rent	26,966	19,853	7,113	35.8%
Telecommunications	11,130	8,043	3,087	38.4%
Bad debt	864	(6,110)	6,974	(114.1%	)
Office and miscellaneous	191,143	109,054	82,089	75.3%
Professional fees	67,260	126,256	(58,996)	(46.7%	)
	540,580	769,665	(229,085)	(29.8%	)

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The increase in office and miscellaneous is primarily due to the foreign exchange gains in comparative period as a result of fluctuations in the value of the Euro and Australia dollar impacting cash and accounts receivable balances denominated in those currencies. The decrease in wages and benefits is mainly due to the additional expense related to repurchase options in comparative period. The decrease in professional fees is mainly due to non-recurring legal advice surrounding a NASDAQ listing application and addressing various associated United States securities issues in comparative period.

Sales and marketing	28-Feb	28-Feb	$	%
	2015	2014	Change	Change
	(6 months)	(6 months)
	$	$
Wages and benefits	585,722	524,037	61,685	11.8%
Rent	61,945	58,437	3,508	6.0%
Telecommunications	25,567	23,673	1,894	8.0%
Meals and entertainment	–	8,336	(8,336)	(100.0%	)
Travel	26,194	35,627	(9,433)	(26.5%	)
Advertising and marketing	54,078	76,281	(22,203)	(29.1%	)
	753,506	726,391	27,115	3.7%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The increase in wages and benefits is mainly due to an increased staffing on marketing activities. The decrease in Advertising and Marketing is mainly due to reduced cost on advertisements related to Clipstream® in the comparative period.

Research and development	28-Feb	28-Feb	$	%
	2015	2014	Change	Change
	(6 months)	(6 months)
	$	$
Wages and benefits	664,517	460,514	204,003	44.3%
Rent	77,138	51,353	25,785	50.2%
Telecommunications	31,838	20,804	11,034	53.0%
Research and development	1,758	175	1,583	904.6%
	775,251	532,846	242,405	45.5%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase in wages and benefits is primarily due to increased staffing on engineering related to the Clipstream® business.

The increase in rent in all cases is related to the amortization of total rental costs of our new offices during the period that those new offices were under construction in anticipation of the Company’s move and thus, the Company has rent expense for two office spaces during this time. The increase does not impact cash or cash flow.

Amortization

Amortization expense arises from property and equipment, and from patents and trademarks. Amortization increased to $74,783 for the six months ended February 28, 2015 from $64,408 for the six months ended February 28, 2014, an increase of $10,375 or 16% as a result of patent application costs.

Other earnings and expenses

Interest income decreased to $25,091 for the six months ended February 28, 2015 from $32,647 for the six months ended February 28, 2014, a decrease of $7,556. The interest income is derived from the amount receivable pursuant to our previous litigation settlement. The decrease in interest income is the result of a lower settlement receivable balance from the settlement receivable being paid down during the year.

Net income

During the six months ended February 28, 2015 we have net loss of $420,766 (February 28, 2014 – net loss of $330,440). The net loss during the current period is due to increased staffing and expenditures associated with market research for the Clipstream® products combined with our seasonal lowest revenue quarter for the Play MPE®.

Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets, the effect of deferred leasehold inducement, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income from operations to Adjusted EBITDA over the eight most recently completed fiscal quarters:

	2013 Q3	2013 Q4	2014 Q1	2014 Q2	2014 Q3	2014 Q4	2015 Q1	2015 Q2
	$	$	$	$	$	$	$	$
Net Income	26,595	26,171	44,393	(374,833)	80,100	(74,059)	(56,309)	(364,457)
Amortization and stock based compensation	30,692	57,217	54,166	42,877	39,968	44,102	42,982	60,799
Interest income	(18,907)	(18,494)	(16,823)	(15,824)	(14,758)	(13,961)	(13,046)	(12,045)
Income tax	8,000	15,000	24,000	(21,000)	(3,000)	17,000	—	—
Adjusted EBITDA	46,380	79,894	105,736	(368,780)	102,310	(26,918)	(26,373)	(315,703)

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $577,118 as at February 28, 2015 (August 31, 2014 – $990,007). We had working capital of $916,902 as at February 28, 2015 compared to working capital of $1,476,767 as at August 31, 2014. The decrease in our working capital was mainly due to a decrease in our cash balance, which was caused by the operating loss and unfavorable exchange rates fluctuation.

CASHFLOWS

Net cash used by operating activities was $153,170 for the six months ended February 28, 2015, compared to net cash used of $183,951 for the six months ended February 28, 2015. The main reason for the decrease in net cash flows used in the operating activities was primarily due to the timely receipts of account receivable balance in current period.

Net cash used in investing activities was $128,258 for the six months ended February 28, 2015, compared to net cash used of $106,971 for the six months ended February 28, 2014. The increase in net cash used in investing activities is largely attributable to the leasehold improvement for our new office in current period.

There were no cash used or provided in financing activities for the six months ended February 28, 2015 compare to net cash used in financing activities was $267,750 for the six months ended February 28, 2014. The change is mainly the result of stock options repurchased by the Company during the six months ended February 28, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the six months ended February 28, 2015, as a result of foreign exchange fluctuation, the Company recognized positive impacts on net income.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2015, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There are no changes in internal control over financial reporting during the six months ended February 28, 2015.

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
Steven Vestergaard, President
Chief Executive Officer and Director
Date: April 14, 2015

/s/ Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
Date: April 14, 2015