Form 10-Q
period 2015-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2015-07-15
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

______________________________________________________________
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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of July 14, 2015 was 52,993,874.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Nine months ended May 31, 2015
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
Unaudited

As at
	May 31,	August 31,
	2015	2014
	$	$

ASSETS
Current
Cash and cash equivalents	419,391	990,007
Accounts receivable, net of allowance for
doubtful accounts of $8,029 [Aug 31, 2014 – $5,513]	514,842	544,609
Other receivables	10,246	78,040
Current portion of long term receivable [note 3]	101,954	115,464
Prepaid expenses	30,975	147,206
Deposits – current portion	23,579	—
Total current assets	1,100,987	1,875,326
Deposits– long term portion	34,167	22,870
Long term receivable [note 3]	205,431	345,830
Property and equipment, net	421,829	315,180
Deferred tax assets – long term portion	842,000	842,000
Total assets	2,604,414	3,401,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	178,368	172,617
Accrued liabilities	211,275	203,353
Deferred revenue	4,415	22,589
Deferred leasehold inducement	76,173	—
Obligation under capital lease – current portion [note 5]	5,444	—
Total current liabilities	475,675	398,559
Obligation under capital lease – long term portion [note 5]	13,751	—
Total liabilities	489,426	398,559
Commitments and contingencies [notes 5 and 8]
Stockholders’ equity
Common stock, par value $0.001 [note 4] Authorized: 100,000,000 shares Issued and outstanding: 52,993,874 shares [Aug 31, 2014 – issued and outstanding 52,993,874 shares]	52,994	52,994
Additional paid-in capital	9,080,472	9,061,325
Accumulated deficit	(6,750,610)	(6,111,415)
Accumulated other comprehensive (loss)	(267,868)	(257)
Total stockholders’ equity	2,114,988	3,002,647
Total liabilities and stockholders’ equity	2,604,414	3,401,206

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2015	2014	2015	2014
	$	$	$	$

Revenue [note 9]	803,409	942,472	2,501,672	2,675,695

Operating expenses
General and administrative	267,967	271,855	808,547	1,041,520
Sales and marketing	360,925	330,830	1,114,431	1,057,221
Research and development	348,680	237,790	1,123,931	770,636
Amortization	53,595	39,655	128,378	104,063
	1,031,167	880,130	3,175,287	2,973,440
Income (loss) from operations	(227,758)	62,342	(673,615)	(297,745)
Other income
Other Income	289	—	289	—
Interest income	9,482	14,758	34,573	47,405
Interest and Other Expense	(442)	—	(442)	—
Income (loss) before income taxes	(218,429)	77,100	(639,195)	(250,340)
Income tax recovery (expense) - deferred	—	3,000	—	—
Net income (loss)	(218,429)	80,100	(639,195)	(250,340)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,824)	75,804	(267,611)	(78,877)

Total comprehensive income (loss)	(220,253)	155,904	(906,806)	(329,217)

Net income (loss) per common share, basic and diluted	(0.00)	0.00	(0.01)	(0.00)

Weighted average common shares outstanding:
Basic	52,993,874	52,412,480	52,993,874	52,272,673
Diluted	52,993,874	52,510,940	52,993,874	52,272,673

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	Income (loss)
	#	$	$	$	$	$
Balance, August 31, 2013	51,981,964	51,982	8,929,384	(5,787,016)	88,657	3,283,007
Total comprehensive income (loss)	—	—	—	(324,399)	(88,914)	(413,313)
Common stock issued on private placement	128,701	129	111,841	—	—	111,970
Common stock issued on options exercised	883,209	883	100,367	—	—	101,250
Repurchase of options	—	—	(113,215)	—	—	(113,215)
Stock based compensation	—	—	32,948	—	—	32,948
Balance, August 31, 2014	52,993,874	52,994	9,061,325	(6,111,415)	(257)	3,002,647
Total comprehensive (loss)	—	—	—	(639,195)	(267,611)	(906,806)
Stock based compensation – Note 4	—	—	19,147	—	—	19,147
Balance, May 31, 2015	52,993,874	52,994	9,080,472	(6,750,610)	(267,868)	2,114,988

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Nine months	Nine months
	Ended	Ended
	May 31,	May 31,
	2015	2014
	$	$

OPERATING ACTIVITIES
Net income (loss)	(639,195)	(250,340)
Items not involving cash:
Depreciation and amortization	128,378	104,063
Stock-based compensation	19,147	32,948
Deferred leasehold inducement	80,167	(2,834)
Deferred income taxes	—	—
Unrealized foreign exchange	25,987	(35,626)
Changes in non-cash working capital:
Accounts receivable	(40,972)	(78,988)
Other receivables	60,989	(51,887)
Prepaid expenses and deposits	71,807	6,560
Accounts payable	49,160	25,369
Accrued liabilities	35,330	(13,393)
Deferred revenue	(16,128)	(37,647)
Long term receivable	74,753	74,386
Net cash used in operating activities	(150,577)	(227,389)

INVESTING ACTIVITIES
Purchase of property and equipment	(282,461)	(191,598)
Net cash used in investing activities	(282,461)	(191,598)

FINANCING ACTIVITIES
Proceeds from options/warrants exercised	—	101,250
Repurchase of options	—	(113,215)
Net cash used in financing activities	—	(11,965)

Effect of foreign exchange rate changes on cash	(137,578)	(51,670)

Net decrease in cash during the period	(570,616)	(482,622)
Cash, beginning of the period	990,007	1,521,552
Cash, end of the period	419,391	1,038,930

Supplementary disclosure
Interest paid	442	—
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2015 and 2014

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2015 are not necessarily indicative of the results that may be expected for the year ended August 31, 2015.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2015 and 2014

3. LONG TERM RECEIVABLE

The Company agreed to settle litigation with an unrelated party. Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012 and ending on February 28, 2018. The balance is due to be paid in equal monthly installments of $14,050AUD until the end of the obligation. The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a registered charge against real estate located in Australia. As of May 31, 2015, installments of $619,850AUD (US $589,351) including interest of $197,345AUD (US $188,079) has been received.

The following table summarizes the changes regarding the carrying value of the remaining receivable balance during the nine months period ended May 31, 2015 covering period of September 1, 2014 to May 31, 2015 and the three months period ended May 31, 2015 covering period of March 1, 2015 to May 31, 2015:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2015	2014	2015	2014
	$	$	$	$
Beginning balance	338,707	492,977	461,294	540,538
Gross installments received	(32,772)	(38,888)	(103,930)	(116,031)
Interest included in above	8,384	12,817	28,681	40,172
Foreign exchange impact	(6,934)	19,942	(78,660)	22,169
Ending balance	307,385	486,848	307,385	486,848

The foreign exchange impact in above table is partially allocated into other comprehensive income (loss) and partially allocated into exchange gain (loss) on income statement.

4. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the nine months ended May 31, 2015, no shares were issued.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2015 and 2014

4. STOCKHOLDERS’ EQUITY (cont’d.)

[b] Stock option plans

The Company has one existing stock option plan (the “Plan”), namely the 2006 Stock Option Plan, under which up to 5,100,000 shares of the common stock, has been reserved for issuance. A total of 33,181 common shares remain eligible for issuance under the plan. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of option activity under the Plan as of May 31, 2015, and changes during the period ended are presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$
Outstanding at August 31, 2014	545,000	0.95	2.55	67,500
Issued	—	—
Exercised	—	—
Expired	225,000	0.50
Outstanding at May 31, 2015	320,000	1.26	3.29	—
Vested and exercisable at May 31, 2015	77,500	1.36	2.95	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at respective reporting date.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2015 and 2014

4. STOCKHOLDERS’ EQUITY (cont’d.)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of May 31, 2015:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
Non-vested options at August 31, 2014	320,000	0.20
Granted	—	—
Vested	77,500	0.20
Non-vested options at May 31, 2015	242,500	0.21

As of May 31, 2015, there was $25,596 of total unrecognized compensation cost related to non-vested share-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.09 years.

During the nine months ended May 31, 2015 and 2014, stock-based compensation expense has been reported in the consolidated statement of operations and comprehensive income as follows:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2015	2014	2015	2014
	$	$	$	$
Stock-based compensation:
General and administrative	5,249	313	13,171	367,484
Sales and marketing	587	—	5,389	—
Research and development	—	—	587	—
Total stock-based compensation	5,836	313	19,147	367,484

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2015 and 2014

4. STOCKHOLDERS’ EQUITY (cont’d.)

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2015	2014	2015	2014
Expected term of stock options (years)	—	—	—	0.00-0.25
Expected volatility	—	—	—	48%-150%
Risk-free interest rate	—	—	—	0.00%-0.14%
Dividend yield	—	—	—	—

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

During the nine months ended May 31, 2015, the Company recognized compensation expense of $81,949 (May 31, 2014 - $103,071) in salaries and wages on the consolidated statement of operations and comprehensive income in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.3937 (May 31, 2014 - $1.72) . The shares are held in trust by the Company for a period of one year from the date of purchase.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2015 and 2014

5. COMMITMENTS

In December 2014, the Company entered into a sublease agreement commencing May 1, 2015 and expiring June 29, 2017 for a new premise with free occupation from December 2014 to April 2015. In February 2015 the sublease agreement was amended to include one extra month free occupation for May 2015 with rent payment starting June 1, 2015. The Company has fiscal year payments committed as follows:

$

2015	70,736
2016	282,944
2017	235,786

During the nine months ended May 31, 2015 the Company incurred rent expense of $230,038 (May 31, 2014 - $198,668) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of operations and comprehensive income (loss). The rent expense during the nine months ended May 31, 2015 has included the allocation of rental payments for our new office into the period starting from the sublease commencement date on a straight-line basis up to May 31, 2015.

In February 2015, the Company entered into a capital lease. The Company is committed to make payments under its capital leases for the remaining terms of the leases as follows:

$
2015	1,707
2016	6,829
2017	6,829
2018	6,488
Total lease payments	21,853
Less: Amounts representing interest	(2,658)
Balance of obligation	19,195
Less: Current portion	(5,444)
Long term portion	13,751

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2015 and 2014

6. RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a family member of a Director to provide project management service effective March 1, 2014. During the nine months ended May 31, 2015, the Company paid consulting fees of $69,290 (May 31, 2014 - $8,000) under this agreement. The family member's service was terminated at the end of May 2015.

7. INCOME TAX

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2015 and 2014

7. INCOME TAX (cont’d.)

The Company has adopted the provisions of ASC 740, Income taxes. This standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through May 31, 2015, the tax years which remain subject to examination by major tax jurisdictions as of May 31, 2015. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2015 and 2014

9. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2015	2014	2015	2014
	$	$	$	$
Play MPE®

North America	319,130	351,347	967,447	953,642
Europe	398,490	517,353	1,295,423	1,522,074
Australasia	78,295	53,180	216,148	114,834
Total Play MPE®	795,915	921,880	2,479,018	2,590,550
Clipstream ® & Pirate Radio

North America	7,494	20,592	22,654	85,145
Outside of North America	—	—	—	—
Total Clipstream ® & Pirate Radio	7,494	20,592	22,654	85,145

Total revenue	803,409	942,472	2,501,672	2,675,695

Revenue in the above table is based on location of the customer. Some of these customers have distribution centers located around the globe and distribute around the world. During the nine months ended May 31, 2015, the Company generated 45% of total revenue from one customer [May 31, 2014 - one customer represented 49%].

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at May 31, 2015, one customer represented $349,418 (68%) of the trade receivables balance [May 31, 2014 – one customer represented 60%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2015 and 2014

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2015 and 2014

11. SUBSEQUENT EVENTS

Subsequent to the quarter ended May 31, 2015, 1,170,000 stock options under its approved 2015 Stock Option Plan were granted to officers, directors, employees and consultants of the Company. The options were granted for a period of two years, expiring two years from their vesting dates, and each stock option will allow the holder to purchase a common share of Destiny at an exercise price of USD$0.40 per share.

11

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2015 AND 2014

Revenue

Led by a decline in the value of the Euro relative to the United States Dollar, total revenue for the nine months ended May 31, 2015 declined by 7% over the nine months ended May 31, 2014 to $2,501,672 (May 31, 2014 – $2,675,695). Eliminating the negative impact of foreign exchange rates, total revenue for the nine months ended May 31, 2015 increased by 2%. This increase is the result of increased sales for Play MPE® services (eliminating negative foreign exchange rate impacts) where Play MPE® saw increased demand in the independent record label segment in the United States and growth in Australian distributions.

The decline in the value of the Euro seen in the third quarter was the largest factor resulting in a decline in total revenue for the three months ended May 31, 2015 which saw a 15% decline over the three months ended May 31, 2014 to $803,409 (May 31, 2014 – $942,472).

Approximately 52% of our Play MPE® revenue is denominated in Euros for the nine months ended May 31, 2015. European revenue is currently concentrated in the United Kingdom and the Scandinavian countries. Approximately 39% of Play MPE® revenue is denominated in US Dollars and 8% of Play MPE® revenue is denominated in Australian Dollars for the nine months ended May 31, 2015.

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

During the nine-month period ending May 31, 2015, while exchange rates resulted in adverse impacts to overall revenue, the strengthening of the US dollar relative to the Canadian dollar resulted in a favorable impact on costs. The Company maintains most of its financial reserves in Canadian dollars to mitigate downside risk of adverse exchange rates.

Total operating expenditures for the nine months ended May 31, 2015 has increased by 6.8% over the same period in the prior year to $3,175,287 (May 31, 2014 – $2,973,440) as a result of increased staffing and increased rent in the form of a non-cash expenditure over a period in which the Company maintained two offices while preparing for a larger space.

Total operating expenditures for the three months ended May 31, 2015 has increased by 17.2% over the same period in the prior year to $1,031,167 (May 31, 2014 – $880,130) mainly as a result of the increased staffing.

General and administrative	31-May		31-May	$	%
	2015		2014	Change	Change
	(9 months)		(9 months)
	$	$	$
Wages and benefits	362,793		595,046	(232,253)	(39.0%	)
Rent	38,151		31,139	7,012	22.5%
Telecommunications	17,539		12,325	5,214	42.3%
Bad debt	3,380		(3,335)	6,715	(201.3%	)
Office and miscellaneous	282,340		232,185	50,155	21.6%
Professional fees	104,344		174,160	(69,816)	(40.1%	)
	808,547		1,041,520	(232,973)	(22.4%	)

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The increase in office and miscellaneous is primarily due to foreign exchange gains of approximately $81,000 in the comparative period with no similar gains in the current period. The gains were as a result of fluctuations in the value of the Euro and Australia dollar impacting cash and accounts receivable balances denominated in those currencies. The decrease in wages and benefits is mainly due to the additional expense related to repurchase options in comparative period. The decrease in professional fees is mainly due to non-recurring legal advice surrounding a NASDAQ listing application and addressing various associated United States securities issues for an amount of approximately $34,000 in the comparative period.

Sales and marketing	31-May	31-May	$	%
	2015	2014	Change	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	892,522	750,323	142,199	19.0%
Rent	86,666	88,622	(1,956)	(2.2%	)
Telecommunications	39,842	35,077	4,765	13.6%
Meals and entertainment	-	11,642	(11,642)	(100.0%	)
Travel	38,377	58,012	(19,635)	(33.8%	)
Advertising and marketing	57,024	113,545	(56,521)	(49.8%	)
	1,114,431	1,057,221	57,210	5.4%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The increase in wages and benefits is mainly due to increased staffing on marketing activities. The decrease in Advertising and Marketing is mainly due to reduced cost on advertisements related to Clipstream® in the comparative period.

Research and development	31-May	31-May	$	%
	2015	2014	Change	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	965,431	660,136	305,295	46.2%
Rent	105,221	78,907	26,314	33.3%
Telecommunications	48,372	31,232	17,140	54.9%
Research and development	4,907	361	4,546	1259.3%
	1,123,931	770,636	353,295	45.8%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase in wages and benefits is primarily due to increased staffing on engineering related to the Clipstream® business.

Amortization

Amortization expense arises from property and equipment, from computer hardware and software, and from patents and trademarks. Amortization increased to $128,378 for the nine months ended May 31, 2015 from $104,063 for the nine months ended May 31, 2014, an increase of $24,315 or 23% as a result of capitalized leasehold improvements for our new office and software testing service purchased to improve product quality.

Other earnings and expenses

Interest income decreased to $34,573 for the nine months ended May 31, 2015 from $47,405 for the nine months ended May 31, 2015, a decrease of $12,832. The interest income is derived from the amount receivable pursuant to our previous litigation settlement. The decrease in interest income is the result of a lower settlement receivable balance from the settlement receivable being paid down during the year.

Net income

During the nine months ended May 31, 2015 we have net loss of $639,195 (May 31, 2014 – net loss of $250,340). The net loss during the current period is due to increased staffing and expenditures associated with market research for the Clipstream® products.

Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, amortization, the effect of deferred leasehold inducement, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income from operations to Adjusted EBITDA over the eight most recently completed fiscal quarters:

	2013 Q4	2014 Q1	2014 Q2	2014 Q3	2014 Q4	2015 Q1	2015 Q2	2015 Q3
	$	$	$	$	$	$	$	$
Net Income	26,171	44,393	(374,833)	80,100	(74,059)	(56,309)	(364,457)	(218,429)
Amortization, stock based compensation and deferred leasehold inducement	57,217	54,166	42,877	39,968	44,102	42,982	60,799	123,911
Interest income	(18,494)	(16,823)	(15,824)	(14,758)	(13,961)	(13,046)	(12,045)	(9,482)
Income tax	15,000	24,000	(21,000)	(3,000)	17,000	—	—	—
Adjusted EBITDA	79,894	105,736	(368,780)	102,310	(26,918)	(26,373)	(315,703)	(104,000)

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $419,391 as at May 31, 2015 (August 31, 2014 – $990,007). We had working capital of $625,312 as at May 31, 2015 compared to working capital of $1,476,767 as at August 31, 2014. The decrease in our working capital was mainly due to a decrease in our cash balance, which was caused by the operating loss and unfavorable exchange rates fluctuation, and as a result of non cash rent expense and previously funded compensation expenses.

CASHFLOWS

Net cash used by operating activities was $150,577 for the nine months ended May 31, 2015, compared to net cash used of $227,389 for the nine months ended May 31, 2014. The main reason for the decrease in net cash flows used in the operating activities was primarily due to the cash payout related to repurchase options in comparative period.

Net cash used in investing activities was $282,461 for the nine months ended May 31, 2015, compared to net cash used of $191,598 for the nine months ended May 31, 2014. The increase in net cash used in investing activities is largely attributable to the leasehold improvements for our new office in current period.

There were no cash used or provided in financing activities for the nine months ended May 31, 2015 compare to net cash used in financing activities was $11,965 for the nine months ended May 31, 2014.

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

Significant management judgments and estimates must be made in connection with the determination of any amounts identified for capitalization as software development costs in any accounting period. If we made different judgments or utilized different estimates for any period material differences in the amount and timing of capitalized development costs could occur.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the nine months ended May 31, 2015, as a result of foreign exchange fluctuation, the Company recognized negative impacts on net income.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2015, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There are no changes in internal control over financial reporting during the nine months ended May 31, 2015.

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

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer and Director
	Date:	July 15, 2015

/s/Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
	Date:	July 15, 2015