Form 10-K
period 2015-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2015-11-25
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-K

[X]	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended August 31, 2015

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
Yes [   ]     No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $12,451,050.

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of November 24, 2015 was 55,013,874.

DOCUMENTS INCORPORATED BY REFERENCE

None

DESTINY MEDIA TECHNOLOGIES INC.
FORM 10-K

Item 14.	Principal Accounting Fees and Services	62

PART IV

Item 15.	Exhibits, Financial Statement Schedules	63
Signatures		65

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

OVERVIEW AND CORPORATE BACKGROUND

Destiny Media Technologies, Inc. was incorporated in August 1998 under the laws of the State of Colorado and the corporate jurisdiction was changed to Nevada effective October 8, 2014. We carry out our business operations through our wholly owned subsidiary, Destiny Software Productions Inc., a British Columbia company that was incorporated in 1992, MPE Distribution, Inc. a Nevada company that was incorporated in 2007 and Sonox Digital Inc incorporated under the Canada Business Corporations Act in 2012. The “Company”, “Destiny Media”, “Destiny”,“we” or “us” refers to the consolidated activities of all four companies.

Our principal executive office is located at Suite 1110, 885 West Georgia Street, Vancouver, British Columbia V6C 3E8. Our telephone number is (604) 609-7736 and our facsimile number is (604) 609-0611.

Our common stock trades on TSX Venture Exchange in Canada under the symbol “DSY”, on the OTCQX U.S. (“OTCQX”) under the symbol “DSNY”, and on various German exchanges (Frankfurt, Berlin, Stuttgart and Xetra) under the symbol DME, WKN 935 410.

Our corporate website is located at http://www.dsny.com.

OUR PRODUCTS AND SERVICES

Destiny develops and markets services that enable the secure distribution of digital media content over the Internet. Destiny services are based around proprietary security, watermarking and instant play streaming media technologies.

The Play MPE® digital distribution service is used commercially by the recording industry to distribute new pre-release music and music videos to trusted recipients such as radio and press before that content is generally available for sale to the public.

Clipstream® is a suite of products and services under development, which are based around the Company's new cross platform Javascript and HTML 5 canvas tag rendering engine. Video is encoded into a proprietary streaming media technology which has been under development since 2010. Provisional patent priority is claimed to August 2011. The Company had another streaming media product with the same brand that launched in 2000 which is only loosely related to this new generation technology.

The unique patented approach in the rendering engine has a large number of advantages over the more typical reliance on video plug-ins, the HTML 5 video tag and dedicated playback applications for mobile.

Clipstream®

Clipstream® products are based on a technology that provides streaming video through the Internet directly on to most computers, smart phones, tablets and other devices. Clipstream®’s “encode once, play anywhere” vision addresses the breadth and complexity in today’s multi-format video environment, reducing the cost and complexity of delivering streaming video. This single format solution can be sold into any industry vertical requiring streaming video.

We are developing several products under the Clipstream® brand, including the core engine technology, a cloud encoding and hosting service, an enhanced security plug-in and variants of these solutions for market research and advertising industry applications. We have realized some initial revenue from market research companies conducting video questionnaire services.

The core rendering engine and encoding solution are not licensed directly. The first solution is a hosting system that enables users to drag video into the cloud where it is encoded into the Clipstream® format, then copied globally to servers in different geographies. Customers are given embed code that enables the display of the video directly within their own web pages. When the video is accessed, reporting and other analytics are provided. A basic commercial version with encoding in the cloud was available in July 2015 and a more substantial release launched subsequent to year end in October 2015.

Subsequent to year end, in November 2015, the company released a second solution for companies that intend to offer Clipstream® functionality within their own services. This offering is a “connector” that enables the integration of the encoding and rendering engine and the hosting back end into other solutions. An “Application Program Interface” (API) connects the same encoding and playback infrastructure used by the Company's cloud solution into their own software and web based solutions. There are many niches the Company can target with the API. Examples of potential applications we could target include realtors uploading video to their local real estate site, consumers uploading video to classified and dating sites, enabling online retailers to provide product videos to manufacturers, ISP's offering video to their own hosting customers and many others.

On going development is focused on creating more diverse offerings for the advertising industry, higher definition video quality for movies and other similar content, new security features for high value media and better reporting and analytics. The Company is also building out the feature set based on customer suggestions and demand.

Play MPE®

Play MPE® is a digital delivery service for securely moving broadcast quality audio, video, images, promotional information and other digital content securely through the internet. The system is currently used by the recording industry for transferring pre-release broadcast quality music, radio shows, and music videos to trusted recipients such as radio stations, media reviewers, VIP’s, DJ’s, film and TV personnel, sports stadiums and retailers. The system replaces the physical distribution (mail, courier or hand delivery) of CD’s. The financial model is transaction based, where the price per delivery varies with the number of songs and videos delivered.

Record labels around the world, including all three major labels (Universal Music Group, Warner Music Group and Sony Music Entertainment), are regularly using Play MPE® to deliver their content to radio.

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

The release dates for music can be dependent on the territory and, where administrative settings permit, local promotions staff may generate a localized distribution of the song with modified marketing information in the local language. Local staff may select pre-existing assets from the system and combine them together with a local recipient lists to form a “send”. Our customers also choose the level of access for the recipients assigned to the release by designating whether the release can be streamed, downloaded, exported into an unlocked digital format or burned to a CD.

While many clients are set up to manage and upload recipient lists, most rely on the proprietary Play MPE® network, which is quickly becoming a valuable asset to the industry. Our staff manages lists of recipients in various formats and those lists are made available to our customers using the Play MPE® system. The Play MPE® system provides Play MPE® staff with the feedback and resources necessary to manage and maintain this network of recipients which is not available with physical distribution or by smaller competitors.

Staff who “encode” each release have control over the access rights, whether the system should automatically generate a template driven marketing email alert, whether the song should be locked to the recipient computer and which partner sites should have access to the content.

On the impact date, the “send” appears in the “available tracks” section of a recipient’s account. Recipients can access these tracks through proprietary iPhone, Mac and Windows based players, through a Direct to Web browser interface supporting playerless streaming and download, or through partner sites, including integration into reporting systems, radio automation systems, or through custom direct integration. Destiny's proprietary applications offer popular features, such as the ability to drag and drop to build and burn playlists to CD's for music meetings, the ability to convert and export into a wide variety of formats and to export metadata automatically into third party applications and solutions. Metadata is optionally transferred to Shazam where the song's unique fingerprint is matched to the metadata. Shazam is a system that identifies music based on the calculation of that fingerprint.

Destiny's servers also generate a marketing website (http://daily.plaympe.com) which promotes new music. The system automatically generates charts of the most popular music on the system. These charts can be syndicated to third parties.

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

All exported songs are marked in real time with Destiny’s watermark technology, which has received three US patents and a number of analogous patents globally. Songs that appear on the internet are scanned by the International Federation of the Phonographic Industry’s (“IFPI”) for our watermark. Headquartered in London, UK, the IFPI is the organization that represents the interests of the recording industry worldwide and one of its missions is to safeguard the rights of record producers. IFPI web crawlers visit torrents, peer to peer networks and websites searching for unauthorized content. When problem files are identified, the IFPI software looks for Destiny’s watermark in the content to identify the originating source. If a mark is found, Destiny's server and the originating label are automatically contacted so that recipient can be disabled from the system and appropriate action can be taken against the individual to hold that recipient accountable for the unauthorized distribution.

After the content is released, all activity by the recipient is logged in real time, providing record labels and promotions staff real time detail on which songs are accessed, streamed, downloaded and exported. This contrast with physical distribution where record labels may be unsure whether the courier package went to the correct individual or whether it was ever opened. This information provides invaluable feedback in real time to marketing and promotions staff who can cater their programs appropriately.

Real time usage statistics for Play MPE® are available at: http://dsny.com/mpe%20stats

BUSINESS DEVELOPMENT

Play MPE®

During the year ended August 31, 2015, we generated revenues of $3,294,825, of which 99% was derived from Play MPE®.

In November 2014, Destiny brought on an interim VP on a seven month fixed contract to re-structure the organizational chart, hire new staff, identify new business opportunities and to pursue high level business development.

In January 2015, the company began rolling out new marketing and advertising initiatives. Of significance was the launch of regular newsletter featuring industry news branded as “MPE® Today”.

In April 2015, we announced a new music blog marketing service that allows independent record labels to reach over 2,600 of the most influential global music blogs with approximately 4,000 unique recipients. The new service offered labels the ability to accurately target music blog writers in fourteen separate music genres and deliver to recipients’ music in a broadcast quality digital format. The service also allows for full integration into third party reporting, scheduling and fingerprinting systems such as Shazam. The Company believes that the compelling price point, access to and accuracy of the data, combined with the delivery of broadcast quality music, would appeal to independent and upcoming labels where coverage by trusted reviewers can create instant awareness for songs that are not widely known. Later the Company added over 2,500 music blogs with more than 4,000 influencers to the network of recipients. This gives the labels, promoters and artists even greater reach for their promotional campaigns.

In April 2015, we signed a non-exclusive reseller agreement with SGC Media Pty, Ltd. (http://www.sgcmedia.com) to represent the Play MPE® system in the Australian and New Zealand markets. SGC Media is a music marketing company with fifteen years of experience acting as a publicist for some of the biggest independent artists in Australia. As a Play MPE® reseller, SGC Media is involved in direct sales, client services, marketing, list management, training, and customer support. Play MPE® is marketed by SGC through their own label service MusicSend (www.musicsend.com.au) which provides tools to independent labels, publicists and music managers to enhance their business offerings. The Company currently has all the major labels and some of the largest independents in Australia under contract, and the partnership with SGC will further strengthen the Company's position in this important market. We believe that this partnership will create great value for independent labels and artists in Australia and help to further Play MPE®’s continued growth.

In May 2015, we signed an agreement to be the exclusive supplier of digital distribution services to Sony Music Entertainment Norway for promotional delivery of audio content in Norway.

In June 2015, we announced that we would begin syndicating our music download and streaming activity charts, which are available at http://daily.plaympe.com. These charts are also sent to nearly 30,000 industry professionals on a monthly basis as part of our new newsletter initiative. We are pursuing a number of outlets to publish our charts, the first of which was Billboard Magazine.

In June 2015, we announced that the initial trial license of fingerprinting and meta data to Shazam Entertainment Limited, the world’s leading media engagement company, was expanded into a full commercial license. Under the new three year agreement, we will deliver real time fingerprints and meta data to Shazam from tracks on participating labels in the Play MPE® system. To accomplish this quickly and efficiently, Shazam's fingerprint technology was integrated into the Play MPE® infrastructure, so the whole transfer is completely automated. Shazam refers around 7% of the world’s digital downloads, representing $400 million of sales globally every year. Also, the Shazam charts are used as an important hit barometer by radio and broadcasters, therefore getting music to Shazam faster helps boost sales, awareness and Shazam chart position which benefits our Play MPE® customers. Due to the fact that new tracks in Play MPE® are typically pre-release, automated fingerprint deliveries from Play MPE® are very timely. Further, the Play MPE® integration is a reliable and efficient way to fingerprint large catalogs of fast moving music, automating an otherwise very manual process at both ends of the supply chain.

Play MPE® staff regularly attend various industry conferences including:

September 2-6, 2014	Christian Music Broadcasters Momentum 2014, Lake Buena Vista, FL
February 25-28, 2015	Country Radio Seminars, Nashville, TN
August 5-8, 2015	FMQB Triple A Convention, Boulder, CO

Clipstream®

In August 2014, just prior to the beginning of the fiscal year, Destiny hired a new VP Clipstream® operations to run the new product unit. This executive was subsequently terminated in June 2015.

In September 2014, Destiny was a key sponsor of the CASRO market research trade show where an early version of Clipstream® for market research was unveiled. A new standalone security plug-in was launched, which blocks operating system functionality such as print screen and cut and paste, which could be used to copy high value video content.

In April 2015, we announced our newest Clipstream® video hosting service. The Clipstream® service includes a number of technology developments allowing for greater consistency in video delivery and quality for businesses requiring ease of use, control, and security in their video hosting needs. Our website www.clipstream.com, has all the updated information and details. This release marks the first in a series of deliverables that would allow us to provide a broad solutions offering across growing video markets around the world. The ease of use, consistent quality, and security of our Clipstream® video hosting service offers a compelling value proposition for users in nearly all business markets, including those in education, government, corporate training, web-site development and research & survey.

In July 2015, we moved the encoding process for our cross platform streaming video solution from Windows desktop to the cloud. The new system allows users to upload videos from any device instantly, then their queued videos are encoded at high speed with server class cloud machines. Server resources are added or removed in real time to match customer demand, tying our variable expenses to usage and revenues. Latency delays are minimized as the system automatically chooses encoding servers closest to the publisher and recipient servers closest to the viewer. The new version also supports a more robust reporting package. The new cloud-based encoder represents the next milestone in the growth and development of our Clipstream® service. The new encoder makes it easier for all users to upload videos in a more effective and efficient manner across all formats and applications.

In September 2015, subsequent to year end, we announced we have expanded our Clipstream® service to the ad tech industry with the signing of our first agreement for the delivery of rich media mobile advertisements. The advertisements are part of a new digital ad category known as "out-stream advertisements" - video ads that run on text-dominant Web pages. Out-stream ads benefit publishers by allowing them to sell premium video ads inside text content and benefit advertisers by increasing video ad inventory.

The expansion is driven by Clipstream®'s patent pending video streaming technology, which uses the canvas tag instead of the video tag allowing it to power innovative ad-formats not easily reached by other solutions. Overcoming the limitations imposed on the display of video by web browsers, Clipstream® is able to deliver out-stream advertisements on mobile web devices where conventional technology cannot. Clipstream® enables ad industry partners to implement critical advertisements features including trackable click-throughs, displaying graphics alongside the video, and interactivity that cannot be done using other technologies. Our expansion of the Clipstream® service into the ad tech industry is a critical milestone. Digital video advertising is growing rapidly along with the significant growth of mobile device usage. These changes are driving the ad-industry to look for powerful technologies like Clipstream® to give clients complete control over how their ads are delivered.

Some events where Clipstream® was presented this fiscal year include:

September 29 – October 3, 2014	CASRO, Atlanta, GA
October 5-8, 2014	Gartner Symposium, Orlando, FL
November 17-20, 2014	Streaming Media Conference, Los Angeles, CA

Significant Customers

During the year ended August 31, 2015, we generated 45% of total revenue from one customer (2014 - one customer represented 49%).

OUR BUSINESS OPERATIONS

We lease approximately 9,106 square feet of office space, with the lease expiring in June of 2017, and we currently have 26 total employees, including 25 full time employees and 1 part time employee. Our employees include our President and Chief Executive Officer, Chief Financial Officer, twelve sales and technical support personnel, and ten software developers. We also employ contractors as needed.

We manage our own server infrastructure with a server room and facilities within our own office and two co-located facilities in North America, one in Europe and one in Australia. We manage our own servers, storage arrays, switches and other equipment at each facility and rely on proprietary server logic software to manage load balancing and mirroring and proprietary product server software to provide our commercial services. Connections to the backbone at our main facility is 1 Gbps and at the other facilities 100 Mbps to 1 Gbps.

In fiscal 2014, the Company began running many Clipstream® services on cloud systems owned by Google and Amazon. Because these services run on the latest hardware, are able to use non standard networking and storage hardware for speed within the facility and because they are managed by dedicated experts in the hosting field, it was found that the Company could enjoy better performance, security, reliability and lower costs.

In 2015, the Company secured the expertise of an Amazon Web Services (AWS) consulting partner and entered into a series of significant phased contracts to plan new architecture to move Company server services to AWS while maintaining the highest level of security, automation, performance, data warehousing and compliance. Because of the nearly unlimited number of processing and storage servers around the world, it became possible for the Company to re-engineer critical proprietary server processes to become highly parallel and much faster and more reliable, while significantly reducing hardware costs.

As of the end of fiscal 2015, most Clipstream® services are running on AWS. By the end of fiscal 2016, the Company expects MPE® services to have been migrated to AWS and most co-located facilities to be closed.

This new outsourcing to AWS will allow both Clipstream® and MPE® to scale rapidly as customer demand requires it, but then to automatically scale back in real time as demand reduces, matching costs closely to actual transactional usage and revenues

Research and Development

Total research and development expenditures for the year ended August 31, 2015 were $1,376,386 (2014: $1,062,668).

COMPETITION

Play MPE®

Play MPE® has the largest market share of a relatively new market and a network effect entrenches the system as it is difficult for any one user to switch to an alternative without the entire industry switching. The nature of digital music distribution favors a monopoly service where there is one location where recipients can access content from labels around the world.

Play MPE® has several advantages over physical distribution (mail, courier or hand delivery) of manufactured CD’s. Digital distribution through Play MPE® is faster, less expensive, more reliable, more secure, provides additional real time and more accurate reporting of usage, provides a great deal of added functionality and provides the error free and automatic transmission of “metadata”. Metadata includes International Standard Recording Codes (ISRC) – which is a standard code for uniquely identifying sound recordings and music video recordings - song and artist names, beats per minute, release and impact dates, etc. The automatic transmission of this metadata reduces the time required for manual data entry into radio automation software on the receiving side and eliminates inaccuracies in royalty reporting. Third parties, such as Shazam are able to purchase this metadata from Destiny. This benefits labels who want to be in Shazam's database as the transmission of this data is immediate and reliable.

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

Direct competitors are often regional, with little global presence.

Clipstream®

Historically, video was mostly delivered on computers and was accessed by plug-ins downloaded separately to be linked into the web browser. Examples, would include Adobe Flash, Microsoft Windows Media Player, Apple Quicktime and others.

Beginning most significantly by Apple in 2010, when Steve Jobs wrote a letter to the world about why Flash was not appropriate for devices (http://www.apple.com/ca/hotnews/thoughts-on-flash/), plug-ins began to be phased out from computers and replaced with dedicated video chips on devices. The formats and idiosyncrasies of the various chips can vary depending on brand and whether it is a cell phone, tablet, TV or other device.

The World Wide Web Consortium (W3C), which spent many years trying to establish a new standard for video and in October 28, 2014, finally published the standard for HTML 5 web pages. Most browsers have been incorporating features from the draft standards for years, but there is variation from one browser to the next on which draft features are included.

Despite the market demand for standardization of video, there was a concern that video formats would improve over time and W3C did not want to lock into any particular proprietary format. Instead, they came out with the <video> tag, which allows the creator of video content to list all of the available formats. The browser would look at the list and choose a format that it understood.

The list of formats available today (https://en.wikipedia.org/wiki/HTML5_video) is small and dominated by H.264 and VP8, but new formats such as H.265 and VP9 continue to be launched over time.

This variety of formats creates some problems for publishers. It takes time for a new format to “roll out” and in the case of devices that can be a few years and in the interim, old formats have to be supported. There is an ebb and flow where at some points in time, a particular format can be dominant and most people can be reached with just that one format, but then at other points in time, something new comes out and the market fragments again.

In 2010, the Company began development on Clipstream® with the goal of using Javascript decompression of a proprietary, light video CODEC that could be rendered by the browser using the <canvas> tag, which like a painter's canvas, allows Javascript code to draw a picture directly into the browser. It was not possible to make this work with 2010 equipment, but in 2015, the company has a Javascript engine that works well and is getting better as the R&D department continues to make improvements.

With the <video> tag, a new format has to be built into the browser, then the browser has to be widely adopted for that format to have value. With video chips, it is even worse as the format is not upgraded until the consumer purchases a new device. That means it takes a long time for innovations, such as new security techniques or new features to be widely available.

By comparison, Clipstream®'s purely software approach allows innovation to be instantly available to anyone who sees the video as the Javascript playback is understood by all modern browsers as it is part of the new web standard.

Some advantages of the engine include:

1.	The content is future proof. As long as browsers honor standards, the video will play well into the future and never need to be re-encoded.
2.	As customers request new features, they can be built in and made instantly available to all modern devices that support HTML 5.
3.

Plug-ins like Flash are being phased out in favor of the <video> tag, but proprietary APPs. are becoming common. With Clipstream®, there is no APP to download or plug-in to maintain. This eliminates the risk of viruses, browser crashes and spyware as Javascript code is only executed indirectly by the browser and can't access hardware directly.

4.

The industry recognized that HTML 5 video needed security and has come out with a new draft standard supported by some browsers, but not all, Encrypted Media Extensions (https://en.wikipedia.org/wiki/Encrypted_Media_Extensions). This proposed standard is controversial as it relies on proprietary technology and the draft standard is only supported on the latest version of some browsers. It is also not a published standard yet. The latest version was released for comment Nov. 5, 2015 and is still draft. By comparison, as a software solution, Clipstream® already supports watermarking, locking of content to domains, blocking of operating system functions that could be used to copy content and it fragments the content into pieces that can only be reconstructed using a licensed version of the Company's rendering engine. Because the Company doesn't have to wait for a standard to be published and rolled out, new security innovations such as some of the techniques in MPE® can be easily implemented and made widely available.

5.	Because Clipstream® is natively cross platform, transcoding becomes unnecessary reducing cost and time.

Because the Clipstream® engine is not offered directly as a product, our competition is other cloud hosting services, not Flash or any of the HTML 5 video tag formats. The Clipstream® cloud service can use the Clipstream® engine, another engine, or a combination. This provides flexibility, features and cost savings not available to other providers.

The Company is well suited for innovations. We have more patents than most of our competitors and invest more heavily in innovation. We are the proven safe and secure choice for the music industry and that trust can be appreciated by video customers. Our engine is much more flexible and will play more widely than other solutions and we think that our scaling technology will make us more efficient with managing hardware and bandwidth resources.

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

2.	Watermarking "Methods for Watermarking Media Data"

a.	US Patents No. 7983441,8300885, 9165560
b.	US pending application No. 14/857716
c.	Japan Patent No. 5103479
d.	Canada patent No. 2682926
e.	Europe Patent No. 2082527 (which has now been granted in Switzerland, the UK, the Netherlands, France, Sweden, and Denmark under No. 2082527 and in Germany under DE602007038680.2)

We have a developed a watermarking technology which can uniquely identify the individual who originally accessed a particular song. Our watermark is unique as it can be embedded and identified rapidly, it is inaudible, it survives on air broadcast, compression and conversion to other formats and is virtually impossible to remove. Our watermarking technology is used in the Play MPE® distribution system when songs are exported or when streaming a track. Other watermarking technologies are slow and provide a trade off between a destruction of audio quality and the ease that they can be filtered out. When the original patent claims were granted in the US, the Company filed a set of new additional, broader claims in a continuation application in Canada and the US to further protect the technology.

3.	Cross Platform Streaming Video “Script Based Video Rendering”

a.	US Patents No. 9143826 and 9137567
b.	South Africa Patent No. 2014/01618
c.	Singapore Patent No. 2014008775
d.	Pending US application No. 13/517571 (publication No. US2013-0044822)
e.	Pending US application No. 13/517574 (publication No. US-2013-0044823)
f.	Pending US application No. 13/528556 (publication No. US-2013-0044802)
g.	Pending US application No. 13/529187 (publication No. US-2013-0044826)
h.	Pending US application No. 13/529253 (publication No. US-2013-0044804)
i.	Pending Canadian patent application No. 2843766
j.	Pending China (Publication No. CN 103891303/Application No. 201280050754.7)
k.	Pending Europe (Publication No. 2745526/Application No. 12824114.8)
l.	Pending Japan (Application No. 2014-525268)
m.	Pending Australia (Application No. 2012297524)
n.	Pending India (Application No. 1961/DELNO/2014)
o.	Pending Israel (Publication No. WO2013/023287/Application No. 230898)
p.	Pending New Zealand (Application No. 622065)
q.	Pending Russian Federation (Application No. 2014110047)

This solution enables publishers to serve streaming video from their web site without the need for a separate streaming server. The solution will play instantly in all recent browsers, including mobile devices, without the need for a separate video player.

Registered Trademarks

Clipstream®
Granted: USA, Canada, Japan, Israel, European Community, China and Australia

Play MPE®
Granted: USA, Canada, Japan, European Community, China and Australia

MPE®
Granted: USA, Canada, Japan, European Community
Pending: Australia

Sonox Digital®
Granted: Japan, China, European Community, Canada
Pending: USA

Domain Names

We own a large number of domain names, including many valuable four letter domain names (dice.net, dsny.com) and URL’s featuring common words (radio-play.com, streamingaudio.com, pirateradio.com and many others.)

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

99% of our revenue is generated from our Play MPE® distribution service. Competitors may arise and/or customers may not renew distribution contracts. This factor could cause our revenue to decrease with the result that our financial condition and operating results would be adversely affected. Competitors have been small, regionally based, have limited resources, and have yet to capture a material share of the market. If a competitor were to develop a comparable or superior product, our market share could be reduced.

If we are not able to control our operating expenses, then our financial condition may be adversely affected.

Operating expenses increased to $4,120,550 for the year ended August 31, 2015 from $3,941,159 for the year ended August 31, 2014 while our revenue decreased to $3,323,537 for the year ended August 31, 2015 from $3,572,376 for the year ended August 31, 2014. Our ability to achieve profitability is conditional upon our ability to control our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

As a result of their complexity, our software products may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing we undertake and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of such errors could result in loss of or delay in market acceptance of our products, which could have a material adverse effect on our business, financial condition and results of operations. Our products also may be vulnerable to break-ins and similar disruptive pro0blems caused by Internet or other users.

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

Our head office is located in leased premises at Suite 1110, 885 Georgia Street, Vancouver, British Columbia, Canada V6C 3E8. Our principal business operations are carried out from our head office. Our leased premises consist of approximately 9,106 square feet. We pay rent of approximately $29,367 Canadian (equal to approximately $22,237 US) per month. The lease expires June 29, 2017. We consider our leased premises adequate for our current business purposes.

ITEM 3.	LEGAL PROCEEDINGS.

On November 8, 2011, the Company was served with a Notice of Civil Claim in the Supreme Court of British Columbia from Noramco Capital Corporation for $100,000. The claim asserts that the Company has repudiated a subscription agreement entered into in August 2000. Management believes the claim is without merit and that the likelihood that the outcome of this matter will have a material adverse impact on its result of operations, cash flows and financial condition of the Company is remote. The Company has filed a counterclaim against Noramco and R. A. Bruce McDonald, for damages arising from a proposed private placement in 2000 which did not close.

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

Market Information

Our shares are currently trading on the OTCQX under the stock symbol DSNY. The first day on which the Company’s shares were traded under the stock symbol DSNY on the OTC Bulletin Board was June 26, 2000. On August 18, 2011, Destiny Media began trading on OTCQX. The high and the low trading prices for our shares for each quarter of the last two fiscal years were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2014	$2.93	$1.60
2nd Quarter 2014	$2.82	$0.80
3rd Quarter 2014	$1.25	$0.78
4th Quarter 2014	$1.05	$0.65
1st Quarter 2015	$0.78	$0.40
2nd Quarter 2015	$0.49	$0.28
3rd Quarter 2015	$0.76	$0.25
4th Quarter 2015	$0.40	$0.15

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Our shares have traded on the TSX Venture Exchange under the symbol “DSY” since October 12, 2010.

Holders of Common Stock

As of November 24, 2015 our shareholders’ list for our common stock showed 60 registered shareholders and 55,013,874 shares of our common stock outstanding.

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

None.

OTHER INFORMATION

None.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a description of our securities authorized for issuance under equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA.

			Fiscal Year
	2015	2014	2013	2012	2011
	(Expressed in US dollars, except per share amounts)
Continuing Operations:
Service revenue	$3,323,537	$3,572,376	$3,679,029	$3,983,789	$4,007,230
Income(loss) from continuing operations	$(797,013)	$(368,783)	$235,879	$719,678	$797,600
Net income(loss)	$(1,596,646)	$(324,399)	$226,014	$563,003	$638,508
Net income per common share, basic and diluted	$(0.03)	$(0.01)	$0.00	$0.01	$0.01

Balance Sheet:
Working capital	$513,472	$1,476,767	$1,842,538	$1,641,032	$1,354,115
Total assets	$1,537,190	$3,401,206	$3,657,656	$3,793,002	$3,058,137
Long-term liabilities	12,071	-	-	-	$-
Stockholders’ equity	$1,102,434	$3,002,647	$3,283,007	$3,280,935	$2,405,865

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2015 AND 2014

Revenue

Led by a decline in the value of the Euro relative to the United States Dollar, total revenue for the year ended August 31, 2015 declined by 7% over the same period in the prior year to $3,323,537 (2014 – $3,572,376). Eliminating the negative impact of approximately $331,000 for the effect of foreign exchange rates, total revenue for the year ended August 31, 2015 increased by 2%. This increase is the result of increased sales for Play MPE® services (eliminating negative foreign exchange rate impacts) where Play MPE® saw increased demand in the independent record label segment in the United States and growth in Australian distributions.

Revenue from the Play MPE® system currently represents approximately 99% of our total revenues. Play MPE® continues to show positive revenue growth from various sources. Australian Play MPE® revenue grew by 81% with the addition of Sony Music and the return of several independent label clients. In the United States, Play MPE® continued to see growth in independent label revenue (4%) and in Sony Music (17%), which offset a small decline in revenue of approximately $36,000 associated with Warner Music. We observed decline in revenue from Europe primarily due to unfavorable exchange rate fluctuations between the Euro and the US dollar. In May 2015 we signed an agreement with Sony Norway. During the last quarter of fiscal 2015, we started to see growth in Europe and we expect this agreement will bring more positive impacts on our European revenues.

Approximately 51% of our Play MPE® revenue is denominated in Euros, 40% is denominated in US Dollars and 8% is denominated in Australia Dollars for the year ended August 31, 2015.

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

The majority of our revenue is generated from digital media distribution service. The service is billed based on usage which considers both the volume and size of distributions provided on a monthly basis (each distribution a “send”). A “send” is a song, bundle of songs, album, box set, or video, authorized to be sent to a particular recipient. The revenue associated with each “send” is on a sliding scale depending on the size of the particular send (song length for example). The system allows each label under contract to manage their own lists of recipients and directly encode and distribute their songs. This added ability provided to our clients substantially eliminates the strain on our own internal resources that can be seen in competing solutions and allows for high growth potential. All such revenues are recognized on a monthly basis as the services are delivered to customers, except where extended payment terms exist. Such revenues are only recognized when the extended payment term expires.

For customers where it is not appropriate to enter into a formal contract we provide access to the Play MPE® system through our quoting system. Revenue generated from this type of access was approximately $428,104 for the year ended August 31, 2015 (2014 - $365,801).

Real time usage statistics for Play MPE® are available at: http://www.plaympe.com/v4/company/plaympestats.php

Approximately 1% of our revenues are derived from sales of our Clipstream® software. Our management is focused on increasing sales, marketing and support resources on our new Clipstream® generation to increase revenue. As a result, we have signed the first agreement subsequent to year end for the delivery of rich media mobile ads (September 2015). Our expansion of the Clipstream® service into the ad tech industry is a critical milestone. We expect to see more Clipstream® revenue generated within the next fiscal year.

Operating Expenses

Overview

As our technologies and products are developed and maintained in-house, the majority of our expenditures are on salaries and wages and associated expenses; office space, supplies and benefits. Our operations are primarily conducted in Canada. The majority of our costs are incurred in Canadian dollars while the majority of our revenue is in Euros and US dollars. Thus, operating expenses and the results of operations are impacted, to the extent they are not hedged, by the rise and fall of the relative values of the Canadian dollar to these currencies.

During the year ended August 31, 2015, while exchange rates resulted in adverse impacts to overall revenue, the strengthening of the US dollar relative to the Canadian dollar resulted in a favorable impact on costs. The Company maintains most of its financial reserves in Canadian dollars to mitigate the downside risk of adverse exchange rates.

Total operating costs for the year ended August 31, 2015 increased by 5% to $4,120,550 (August 31, 2014 - $3,941,159). The increase is attributable to increased staffing, increased directors’ compensation and increased cost related to Amazon Web Services to build a strong IT infrastructure platform. The increase is partially offset by the decreased shareholder relation cost and the one time costs associated with the repurchase of options in the comparative period. We incurred costs on the transition to Amazon Web Services of approximately $61,000.

General and administrative	31-Aug	31-Aug	$	%
	2015	2014	Change	Change
	(12 months)	(12 months)
	$	$
Wages and benefits	611,373	730,039	(118,666)	(16.3%	)
Rent	47,052	42,696	4,356	10.2%
Telecommunications	26,237	16,537	9,700	58.7%
Bad debt	1,659	(3,329)	4,988	(149.8%	)
Office and miscellaneous	296,225	354,173	(57,948)	(16.4%	)
Professional fees	136,922	211,875	(74,953)	(35.4%	)
	1,119,468	1,351,991	(232,523)	(17.2%	)

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The decrease in wages and benefits is mainly due to the additional expense associated with the stock option in comparative period, partially offset by the increased director's compensation for the year ended August 31, 2015. The decrease in professional fees is mainly due to nonrecurring legal costs associated with a NASDAQ listing application and various associated United States securities issues, and legal costs related to the claim described in Item 3. Legal Proceedings in comparative period. The decrease in office and miscellaneous is mainly due to the higher costs related to shareholder relations consulting services in comparative period.

Sales and marketing	31-Aug	31-Aug	$	%
	2015	2014	Change	Change
	(12 months)	(12 months)
	$	$
Wages and benefits	1,067,831	1,000,376	67,455	6.7%
Rent	110,100	117,599	(7,499)	(6.4%	)
Telecommunications	61,395	45,549	15,846	34.8%
Meals and entertainment	-	14,003	(14,003)	(100.0%	)
Travel	51,080	80,207	(29,127)	(36.3%	)
Advertising and marketing	151,427	120,601	30,826	25.6%
	1,441,833	1,378,335	63,498	4.6%

Sales and marketing costs consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The increase in wages and benefits is mainly due to an increased marketing staff. The increase in advertising and marketing is mainly the result of marketing Play MPE® and Clipstream® internationally. Travel costs decreased compared to the prior year mostly due to the timing of staff attendance at various events and client meetings.

Research and development	31-Aug	31-Aug	$	%
	2015	2014	Change	Change
	(12 months)	(12 months)
	$	$
Wages and benefits	1,158,311	911,451	246,860	27.1%
Rent	132,765	108,372	24,393	22.5%
Telecommunications	74,033	41,975	32,058	76.4%
Research and development	11,277	870	10,407	1196.2%
	1,376,386	1,062,668	313,718	29.5%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase in wages and benefits is primarily due to increased staffing on engineering related to the Clipstream® business. The increase in telecommunications is mainly due to increased cost related to the transition to Amazon Web Services.

Depreciation and Amortization

Depreciation and amortization expense arose from fixed assets and other assets. Depreciation and amortization increased to $182,863 for the fiscal year ended August 31, 2015 from $148,165 for the fiscal year ended August 31, 2014, an increase of $34,698 or 23% as a result of capitalized leasehold improvements for our new office and software testing service purchased to improve product quality.

Other earnings and expenses

Interest income decreased to $42,787 for the year ended August 31, 2015 from $61,366 for the year ended August 31, 2014, a decrease of $18,579. The interest income is derived from the amount receivable pursuant to our previous litigation settlement. The decrease in interest income is the result of a lower settlement receivable balance from the settlement receivable being paid down during the year, as well as foreign currency exchange fluctuations.

Income Taxes

During the year ended August 31, 2015 the Company recorded income tax expense of $842,000 (August 31, 2014 - $17,000) to reduce our deferred tax assets. The Company currently pays no current income tax as a result of realizing no taxable income.

As at August 31, 2015 the Company had deferred tax assets of $Nil (August 31, 2014 - $842,000) after recognizing a valuation allowance for the deferred tax assets for which realization is not more likely than not to occur. The Company will continue to evaluate whether deferred tax assets are realizable on an annual basis.

Net Loss

During the year ended August 31, 2015, loss from operations increased to $797,013 (August 31, 2014 - a loss of $368,783). Net loss increased to $1,596,646 (August 31, 2014 - a loss of $324,399). The increase in net loss is primarily due to the costs related to increased staffing and increased deferred income tax expense as a result of recognizing a valuation allowance against deferred tax assets.

Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings, which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, these stock-based compensation expenses do not result in cash payments by the Company. Adjusted EBITDA has limitations as a profitability measure in that it does not include interest expense on our debt, our provisions for income taxes and amortization, the effect of deferred leasehold inducement, the effect of non-cash stock-based compensation expense and the effect of asset impairment. The following is a reconciliation of net income from operations to Adjusted EBITDA:

	31-Aug	31-Aug
	2015	2014
Net loss	$(1,596,646)	$(324,399)
Interest income and expenses	(42,787)	(61,366)
Deferred income tax expense	842,000	17,000
Depreciation and amortization	182,863	148,165
Stock based compensation and deferred leasehold inducement	130,051	32,948
Adjusted EBITDA	$(484,519)	$(187,652)

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $387,316 as at August 31, 2015 compared to cash of $990,007 as at August 31, 2014. We had working capital of $513,472 as at August 31, 2015 compared to $1,476,767 as at August 31, 2014. The decrease in our working capital was due to a decrease in our cash balance resulting from cash used in operations and investment in capital assets.

We had $366,277 in cash held outside of the United States, and there is no intent to repatriate this cash at this time. Should we decide to repatriate in the future, taxes may need to be accrued and paid.

Cash Flows

Net cash used in operating activities was $69,562 for the year ended August 31, 2015, compared to net cash used of $336,823 for the year ended August 31, 2014. As of the date of this report, we have collected approximately 90% of the accounts receivable balance at August 31, 2015.

The cash used in investing activities was $338,091 for the year ended August 31, 2015, compared to $236,871 for the year ended August 31, 2014. The increase in net cash used in investing activities was largely attributable to the leasehold improvements for our new office in current period.

The cash used in financing activities was $2,240 for the year ended August 31, 2015 compared to net cash provided of $100,005 for the year ended August 31, 2014. The change was the result of a private placement and cash exercise of options, offset by the repurchase of stock options in comparative period.

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

Income Taxes

Deferred income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted income tax rates by tax jurisdiction at each balance sheet date. Deferred income tax assets also result from unused loss carry-forwards and other deductions. The valuation of deferred income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated realizable amount. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, and current and enacted tax legislation and other temporary differences between book and tax accounting to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. There is a risk that management estimates for operating results could vary significantly from actual results, which could materially affect the valuation of the future income tax asset. Although the Company has tax loss carry-forwards and other deferred income tax assets, management has determined certain of these deferred tax assets do not meet the more likely than not criteria, and accordingly, these deferred income tax asset amounts have been completely offset by a valuation allowance as disclosed in Note 6 of our consolidated financial statements.

If management’s estimates of the cash flows or operating results do not materialize due to errors in estimates or unforeseen changes to the economic conditions affecting the Company, it could result in an impairment adjustment in future periods.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Not Yet Effective

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 201409, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. ASU 201409 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 201409 will also result in enhanced revenue related disclosures. ASU 201409 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted, to the extent they are not hedged, by the rise and fall of the relative values of the Canadian dollar to these currencies. During the year, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company realized an overall small positive impact on net income through favorable impacts on expenses outweighing negative impacts on total revenue.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Audited Consolidated Financial Statements for the Years Ended August 31, 2015 and 2014:

1.	Report of Independent Registered Public Accounting Firm - BDO Canada LLP;
2.	Consolidated Balance Sheets as at August 31, 2015 and 2014;
3.	Consolidated Statement of Comprehensive Income for the Years Ended August 31, 2015 and 2014;
4.	Consolidated Statement of Changes in Stockholders' Equity for the Years Ended August 31, 2015 and 2014;
5.	Consolidated Statement of Cash Flows for the Years Ended August 31, 2015 and 2014;
6.	Notes to Consolidated Financial Statements.

Consolidated Financial Statements

Destiny Media Technologies Inc.
August 31, 2015 and 2014
(Expressed in United States dollars)

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders
Destiny Media Technologies Inc.
Vancouver, Canada

We have audited the accompanying consolidated balance sheets of Destiny Media Technologies Inc. (the “Company”) as of August 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destiny Media Technologies Inc. at August 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO CANADA LLP

Chartered Professional Accountants

Vancouver, Canada
November 20, 2015

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS

As at August 31	(Expressed in United States dollars)

	2015	2014
	$	$

ASSETS
Current
Cash and cash equivalents	387,316	990,007
Accounts receivable, net of allowance for doubtful accounts of $6,058 [2014 – $5,513]	399,148	544,609
Other receivables	15,471	78,040
Current portion of long term receivable [note 3]	98,180	115,464
Prepaid expenses	36,042	147,206
Total current assets	936,157	1,875,326
Deposits	32,222	22,870
Long term receivable [note 3]	167,350	345,830
Property and equipment, net [note 4]	401,461	315,180
Deferred tax assets – long term portion [note 6]	—	842,000
Total assets	1,537,190	3,401,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	139,879	172,617
Accrued liabilities	189,672	203,353
Deferred leasehold inducement	63,217	—
Deferred revenue	24,712	22,589
Obligation under capital lease – current portion [note 7]	5,205	—
Total current liabilities	422,685	398,559
Obligation under capital lease – long term portion [note 7]	12,071	—
Total liabilities	434,756	398,559

Commitments and contingencies [notes 7 and 9]

Stockholders’ equity
Common stock, par value $0.001 [note 5]
Authorized: 100,000,000 shares Issued and outstanding: 52,993,874 shares [2014 – issued and outstanding 52,993,874 shares]	52,994	52,994
Additional paid-in capital	9,122,132	9,061,325
Accumulated deficit	(7,708,061)	(6,111,415)
Accumulated other comprehensive loss	(364,631)	(257)
Total stockholders’ equity	1,102,434	3,002,647
Total liabilities and stockholders’ equity	1,537,190	3,401,206

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

Years ended August 31	(Expressed in United States dollars)

	2015	2014
	$	$

Service revenue [note 10]	3,323,537	3,572,376

Operating expenses
General and administrative	1,119,468	1,351,991
Sales and marketing	1,441,833	1,378,335
Research and development	1,376,386	1,062,668
Depreciation and amortization	182,863	148,165
	4,120,550	3,941,159
Loss from operations	(797,013)	(368,783)
Other income (expenses)
Interest income	42,787	61,366
Other income (expenses)	(420)	18
Loss before provision for income taxes	(754,646)	(307,399)
Income tax expense - deferred [note 6]	(842,000)	(17,000)

Net loss	(1,596,646)	(324,399)

Foreign currency translation adjustments	(364,374)	(88,914)

Total comprehensive loss	(1,961,020)	(413,313)

Net loss per common share, basic and diluted	(0.03)	(0.01)

Weighted average common shares outstanding:
Basic	52,993,874	52,486,401
Diluted	52,993,874	52,486,401

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended August 31	(Expressed in United States dollars)

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	Income (loss)
	#	$	$	$	$	$
Balance, August 31, 2013	51,981,964	51,982	8,929,384	(5,787,016)	88,657	3,283,007
Total comprehensive loss	—	—	—	(324,399)	(88,914)	(413,313)
Common stock issued on private placement	128,701	129	111,841	—	—	111,970
Common stock issued on options exercised	883,209	883	100,367	—	—	101,250
Repurchase of options	—	—	(113,215)	—	—	(113,215)
Stock compensation	—	—	32,948	—	—	32,948
Balance, August 31, 2014	52,993,874	52,994	9,061,325	(6,111,415)	(257)	3,002,647
Total comprehensive loss	—	—	—	(1,596,646)	(364,374)	(1,961,020)
Stock compensation – Note 5	—	—	60,807	—	—	60,807
Balance, August 31, 2015	52,993,874	52,994	9,122,132	(7,708,061)	(364,631)	1,102,434

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended August 31	(Expressed in United States dollars)
	2015	2014
	$	$

OPERATING ACTIVITIES
Net loss	(1,596,646)	(324,399)
Items not involving cash:
Depreciation and amortization	182,863	148,165
Stock-based compensation	60,807	32,948
Deferred leasehold inducement	69,244	(2,829)
Deferred income taxes	842,000	17,000
Unrealized foreign exchange	26,247	(38,631)
Changes in non-cash working capital:
Accounts receivable	54,412	(139,888)
Other receivables	53,500	(62,607)
Prepaid expenses and deposits	89,339	(106,892)
Accounts payable	18,497	96,580
Accrued liabilities	24,185	(11,390)
Deferred revenue	6,676	(46,055)
Long term receivable	99,314	101,175
Net cash used in operating activities	(69,562)	(336,823)

INVESTING ACTIVITIES
Purchase of property and equipment	(338,091)	(236,871)
Net cash used in investing activities	(338,091)	(236,871)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants	—	101,250
Repurchase of stock and options	—	(113,215)
Common stock issued on private placement	—	111,970
Payments under capital lease obligations	(2,240)	—
Net cash provided by financing activities	(2,240)	100,005

Effect of foreign exchange rate changes on cash	(192,798)	(57,856)

Net decrease in cash and cash equivalents during the year	(602,691)	(531,545)
Cash and cash equivalents, beginning of year	990,007	1,521,552
Cash and cash equivalents, end of year	387,316	990,007

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—
Equipment acquired through capital lease obligations	21,150	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

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

Use of estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. We regularly evaluate estimates and assumptions related to revenue recognition, estimated useful lives for property and equipment, allowances for doubtful accounts, stock-based compensation expense, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and actual results, our future results of operations will be affected.

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

The majority of the Company’s revenue is generated from digital media distribution service. The service is billed on usage which is based on the volume and size of distributions provided on a monthly basis. All revenues are recognized on a monthly basis as the services are delivered to customers, except where extended payment terms exist. Such revenues are only recognized when the payments from customers become due.

Cash received in advance of meeting the revenue recognition criteria is recorded as deferred revenue.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Long-lived assets

Long-lived assets held for use are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Impairment is measured by a two step process: Step 1) the carrying amount of the asset is compared with its estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition. If the carrying amount is lower than the undiscounted future cash-flows, no impairment loss is recognized. Step 2) If the carrying amount is higher than the undiscounted future cash-flows then an impairment loss is measured as the difference between the carrying amount and fair value which may be based on internally developed discounted cash flow estimates, quoted market prices, when available, or independent appraisals. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of August 31, 2015, there were no impairment indicators present.

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

During the year ended August 31, 2015, the Company incurred approximately $8,000 (2014: $36,000) in professional legal fees in connection with legal actions against the Company and legal actions initiated by the Company. These costs are expensed as incurred and are recorded as a component of general and administrative expenses.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

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

August 31, 2015 and 2014

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

Transactions denominated in foreign currencies are translated at the exchange rate in effect on the transaction date. These foreign currency gains and losses are included as a component of general and administrative expenses in the consolidated statements of operations.

The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. The Company has not entered into contracts for foreign exchange hedges.

Advertising

Advertising costs are expensed as incurred and totaled $94,346 and $69,464 during the years ended August 31, 2015 and 2014, respectively.

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

August 31, 2015 and 2014

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2015, the tax years which remain subject to examination by major tax jurisdictions. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Investment tax credits

The Company uses the flow through method to account for investment tax credits earned on eligible scientific research and development expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense.

Stock based compensation

The Company accounts for stock-based compensation arrangements in accordance with ASC 718, Stock Compensation. Under the fair value recognition provisions of ASC 718 stock based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. The Company has used the Black-Scholes option pricing model to estimate fair value of its stock-based awards which requires various judgmental assumptions including estimating stock price volatility and expected life. Compensation expense for unvested options to non-employees is revalued at each balance sheet date and is being amortized over the vesting period of the options. The Company’s computation of expected volatility is based on historical volatility. In addition, the Company considers many factors when estimating expected life, including types of awards and historical experience. If any of the assumptions used in the Black-Scholes valuation model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

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

	Year Ended
	August 31,	August 31,
	2015	2014
	$	$
Net income (loss)	(1,596,646)	(324,399)
Weighted average common shares outstanding	52,993,874	52,486,401
Diluted weighted average common shares outstanding	52,993,874	52,486,401

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

At August 31, 2015, the Company had 1,220,000 outstanding options, which consisted of 1,100,000 share purchase options exercisable at $0.40, 120,000 share purchase options exercisable at $1.70. Those outstanding options were not included in the computation of diluted EPS because to do so would have been anti-dilutive due to a loss from operations.

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

Fair value measurement

The book value of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities approximate their fair values due to the short term maturity of those instruments. The book value of the long term receivable approximates its fair value as the interest rate is comparable to the market rate. The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

August 31, 2015 and 2014

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

Accounting Standards Not Yet Effective

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. On August 12, 2015 ASU 2015-14 was released to defer the effective date of ASU 2014-09 to be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. The Company has not yet evaluated the impact of the adoption of this new standard.

3. LONG TERM RECEIVABLE

In a prior year, the Company agreed to settle litigation with an unrelated party. Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012 and ending on February 28, 2018. The balance is due to be paid in equal monthly installments of $14,050AUD until the end of the obligation. The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a registered charge against real estate located in Australia. As of August 31, 2015, installments of US$620,824, including interest of US$195,487, have been received ($662,000AUD and $207,387AUD, respectively).

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

3. LONG TERM RECEIVABLE (cont’d.)

The following table summarizes the changes regarding the carrying value of the remaining receivable balance during the year ended August 31, 2015 covering the period of September 1, 2014 to August 31, 2015:

	2015	2014
	$	$
Beginning balance	461,294	540,538
Gross installments received	(135,403)	(155,466)
Interest included in above	36,089	52,501
Foreign exchange impact	(96,450)	23,721
Ending balance	265,530	461,294

The foreign exchange impact in the above table is partially allocated into other comprehensive income (loss) and partially allocated into exchange gain (loss) on income statement.

Payments to be received over the next three fiscal years are as follows:

	Principal	Interest	Total
	$	$	$

2016	98,180	22,689	120,869
2017	108,730	12,139	120,869
2018	58,620	1,764	60,384
	265,530	36,592	302,122

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

4. PROPERTY AND EQUIPMENT

		Accumulated	Net book
	Cost	amortization	value
	$	$	$
2015
Furniture and fixtures	159,507	96,870	62,637
Computer hardware	449,547	369,826	79,721
Computer software	211,229	130,063	81,166
Patents and trademarks	279,415	154,737	124,678
Leasehold improvement	67,781	14,522	53,259
	1,167,479	766,018	401,461
2014
Furniture and fixtures	120,370	106,160	14,210
Computer hardware	528,912	409,017	119,895
Computer software	157,449	110,673	46,776
Patents and trademarks	235,375	101,076	134,299
	1,042,106	726,926	315,180

5. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

2015

During the year ended August 31, 2015, no shares were issued.

2014

During the year ended August 31, 2014, 733,209 shares were issued pursuant to the cashless exercise of 875,000 share purchase options exercisable at $0.50 and 150,000 share purchase options exercisable at $0.25. 150,000 shares were issued pursuant to the cash exercise of 75,000 share purchase options exercisable at $0.50 and 75,000 share purchase options exercisable at $0.85.

On May 23, 2014, the Company announced director compensation for the period from June 1, 2014 to May 31, 2015 in the amount of $48,000 for each Director (Lawrence Langs, Steve Vestergaard, Yoshitaro Kumagai and Edward Kolic) payable in a lump sum if the Director chose to take part in a private placement of the Company or as monthly payments in the alternative. Immediately following the compensation announcement, three Directors took part in the private

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

5. STOCKHOLDERS’ EQUITY (cont’d.) placement resulting in the Company issuing 128,701 shares at $0.87 per share for gross proceeds of $111,970.

[b] Stock option plans

The Company has two existing stock option plans (the “Plan”), namely the 2006 Stock Option Plan and the 2015 Stock Option Plan, under which up to 7,750,000 shares of the common stock, has been reserved for issuance. A total of 1,783,181 common shares remain eligible for issuance under the plan. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of August 31, 2015 and 2014, and changes during the years ended are presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$
Outstanding at September 1, 2013	1,850,000	0.49	0.56	3,119,250
Granted	320,000	1.26
Exercised	(1,175,000)	0.49		1,110,500
Repurchased and cancelled	(450,000)	0.50		447,750
Outstanding at August 31, 2014	545,000	0.95	2.55	67,500
Granted	1,100,000	0.40		—
Expired	(425,000)	0.74		—
Outstanding at August 31, 2015	1,220,000	0.53	2.38	—
Exercisable at August 31, 2015	483,750	0.51	1.81	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at August 31, 2015.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of August 31, 2015:

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

5. STOCKHOLDERS’ EQUITY (cont’d.)

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
		$
Non-vested options at August 31, 2013	40,625	0.02
Granted	320,000	0.23
Vested	(40,625)	0.02
Non-vested options at August 31, 2014	320,000	0.23
Granted	1,100,000	0.08
Forfeited	(200,000)	0.22
Vested	(483,750)	0.08
Non-vested options at August 31, 2015	736,250	0.09

As of August 31, 2015, there was $86,819 of total unrecognized compensation cost related to non-vested share-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.73 years.

During the year ended August 31, 2015, the total stock-based compensation expense of $60,807 is reported in the statement of comprehensive loss as follows:

	2015	2014
	$	$
Stock-based compensation
General and administrative	45,387	367,484
Sales and marketing	12,849	—
Research and development	2,571	—
Total stock-based compensation	60,807	367,484

During the year ended August 31, 2014, 450,000 options at an exercise price of $0.50 per share were repurchased by the Company for consideration of $447,750 based on the open market price on the date of repurchase. The difference between the fair value of options at the repurchase date and the fair market value at grant date was charged to expense resulting in additional compensation of $334,536 recorded in general and administrative expenses. Stock-based compensation for options vested during the year ended August 31, 2014 was $32,948.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

5. STOCKHOLDERS’ EQUITY (cont’d.)

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2015	2014
	$	$
Expected term of stock options (years)	1.0-1.96	1.5-2.5
Expected volatility	88-97%	69-74%
Risk-free interest rate	0.29%-0.66%	0.24%-0.70%
Dividend yields	—	—
Weighted average grant date fair value	$0.08	$0.23

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

During the year ended August 31, 2015, the Company recognized compensation expense of $93,569 (2014: $117,266) in salaries and wages on the statement of operations in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.37 (2014: $1.46) . The shares are held in trust by the Company for a period of one year from the date of purchase.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

6. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34.0% and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 26%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company’s income tax expense is as follows:

	2015	2014
	$	$

Tax at U.S. statutory rates	(257,000)	(108,000)

Permanent differences	2,000	1,000
Stock option compensation	21,000	125,000
Effect of lower foreign tax in Canada	46,000	(1,000)
Effect of research tax credits claims filed in respect of prior years	(175,000)	(338,000)
Foreign exchange and other adjustments	365,000	124,000
Change in valuation allowance	840,000	214,000
Provision for deferred income taxes	842,000	17,000

Included in other adjustments and change in valuation allowance for the year ended August 31, 2015 is $341,000 (2014: $53,000) for the effect of changes in foreign exchange rates and $24,000 (2014: $71,000) in respect of a change in estimates and provisions.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

6. INCOME TAXES (cont’d.)

Significant components of the Company’s deferred tax assets as of August 31 are as follows:

	2015	2014
	$	$
Deferred tax assets:
Net operating loss carryforwards	1,251,000	1,064,000
Excess of book over tax depreciation	437,000	558,000
Tax Credits carryforward	1,319,000	1,387,000
Total deferred tax asset	3,007,000	3,009,000
Valuation allowance	(3,007,000)	(2,167,000)
Net deferred tax asset	—	842,000
Less: current portion	—	—
Non-current	—	842,000

Net income (loss) before income tax by geographic region is as follows:

	2015	2014
	$	$

United States	(143,538)	(37,979)
Canada	(611,108)	(269,420)
	(754,646)	(307,399)

If not utilized to reduce future taxable income, the Company’s net operating loss carryforwards will expire as follows:

	Canada	United States
	$	$
2021 and thereafter	386,487	3,410,509
	386,487	3,410,509

If not utilized to reduce future taxable payable, the Company’s investment tax credit carryforwards will expire as follows:

	Canada	United States
	$	$
2028 and thereafter	1,319,000	—
	1,319,000	—

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

7. COMMITMENTS

In December 2014, the Company entered into a sublease agreement commencing May 1, 2015 and expiring June 29, 2017 for a new premise with free occupation from February 2015 to April 2015. In February 2015 the sublease agreement was amended to include one extra month free occupation for May 2015 with rent payment starting June 1, 2015. The Company has fiscal year payments committed as follows:

$

2016	266,839
2017	222,366

During the year ended August 31, 2015 the Company incurred rent expense of $289,917 (2014 - $268,667) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of operations and comprehensive income (loss). The rent expense during the year ended August 31, 2015 has included the allocation of rental payments for our new office into the period starting from the sublease commencement date on a straight-line basis up to August 31, 2015.

In February 2015, the Company entered into a capital lease. The Company is committed to make payments under its capital leases for the remaining terms of the leases as follows:

$
2016	6,440
2017	6,440
2018	6,656
Total lease payments	19,536
Less: Amounts representing interest	(2,260)
Balance of obligation	17,276
Less: Current portion	(5,205)
Long term portion	12,071

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

8. RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a family member of a Director to provide project management service effective March 1, 2014. During the year ended August 31, 2015, the Company paid consulting fees of $68,011 (2014 - $30,647) under this agreement. The family member's service was terminated at the end of May 2015.

On May 23, 2014, the Company announced director compensation for the period from June 1, 2014 to May 31, 2015 in the amount of $48,000 for each Director (Lawrence Langs, Steve Vestergaard, Yoshitaro Kumagai and Edward Kolic) payable in a lump sum if the Director chose to take part in a private placement of the Company or as monthly payments in the alternative. The Director Compensation is in addition to any existing compensation paid to the executive director of the Company. During the year ended August 31, 2015, the Company paid $36,000 to a Director and expensed the prepaid cost of $108,000. The total amount of $144,000 was charged to general and administrative in the consolidated statement of operations and comprehensive income (loss). During the year ended August 31, 2014, the Company paid $144,417 to its Directors and with $36,417 charged to general and administrative in the consolidated statement of operations and comprehensive income (loss), and $108,000 included in prepaid expenses.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	2015	2014
	$	$

Play MPE®

United States	1,314,553	1,296,078
Europe	1,695,042	2,000,944
Australia	285,230	167,826
Total Play MPE® Revenue	3,294,825	3,464,848

Clipstream ®

United States	28,712	107,528
Total Clipstream ® Revenue	28,712	107,528

Total Revenue	3,323,537	3,572,376

Revenue in the above table is based on location of the customer’s billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the year ended August 31, 2015, the Company generated 45% of total revenue from one customer [2014 - one customer represented 49%].

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at August 31, 2015, one customer represented $237,037 (59%) of the trade receivables balance [2014 – one customer represented 79%].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015 and 2014

11. SUBSEQUENT EVENTS

Subsequent to year ended August 31, 2015, the Company has completed a non-brokered private placement financing of 2,020,000 Units at a price of USD$0.25 per Unit for gross proceeds of USD$505,000.

Each Unit is comprised of one common share of Destiny and one-half of one common share purchase warrant ("Warrant"), with each whole Warrant entitling the holder to purchase one additional common share at USD$0.30 per share for a period of two years from the date of the issue. Destiny will have the right to accelerate the expiry date of the Warrants if, at any time, the average closing price of Destiny's common shares is equal to or greater than USD$1.25 for 20 consecutive trading days. In the event of acceleration, the expiry date will be accelerated to a date that is 30 days after Destiny issues a news release announcing that it has elected to exercise this acceleration right.

The securities issued under the financing will be subject to a hold period expiring on February 21, 2016 pursuant to applicable Canadian securities laws and the rules of the TSX Venture Exchange.

The proceeds from the private placement will be used for general working capital purposes.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company are responsible for evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of August 31, 2015.

Based on their evaluation, our management, with the participation of our principal executive officer and principal financial officer concluded that as of August 31, 2015, our disclosure controls and procedures were effective.

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

Using the 1992 framework provided by the Committee of Sponsoring Organizations (“COSO”), the Company conducted an evaluation of the effectiveness of the internal control over financial reporting as at August 31, 2015 and concluded that our internal control over financial reporting is effective as of August 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal quarter ended August 31, 2015.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Steven Vestergaard	Chief Executive Officer and Director	49	January 1999
Frederick Vandenberg	Chief Financial Officer and Treasurer	47	July 2007
Edward Kolic(1)	Director	54	February 1999
Haig Bagerdjian(1)	Director	59	January 2015
Yoshitaro Kumagai(1)	Director	69	August 2001

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

Haig Bagerdjian. Mr. Bagerdjian has been a director of the Company since January 2015. Currently Haig Bagerdjian is Chairman and Chief Executive Officer of Point.360 (http://www.point360.com/), a full-service audio-visual asset management and distribution company that has been serving the entertainment industry for over 30 years. He has been Chairman of Point.360 since 2001 and CEO since 2002. Prior to joining Point.360, he was Executive Vice President of Syncor International Corporation, a leading provider of radiopharmaceuticals, comprehensive nuclear pharmacy services and medical imaging services from 1991 to 2002. From 1987 to 1991, he served in several executive level positions at Calmark Holding Corporation. He also was General Counsel for American Adventure, Inc., which was a subsidiary of Calmark Holding and he is currently a director of Innodata-Isogen, Inc. Mr. Bagerdjian received a J.D. from Harvard Law School and is admitted to the State Bar of California.

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

AUDIT COMMITTEE

Our audit committee currently consists of Mr. Haig Bagerdjian, Mr. Edward Kolic and Mr. Yoshitaro Kumagai. Messrs. Bagerdjian, Kolic and Kumagai are non-employee directors of the Company and are considered independent directors. Our Board of Directors has currently designated Mr. Haig Bagerdjian as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are collectively capable of analyzing and evaluating our financial statements and understanding internal controls over financial reporting.

Our Board adopted a charter for the Audit Committee in November 2013, a copy of which is available on our corporate website www.dsny.com.

FAMILY RELATIONSHIPS

There are no family relationships among our officers and directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended August 31, 2015 all such filing requirements were complied except as follows:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Steven Vestergaard	1	1	Nil
Frederick Vandenberg	1	1	Nil
Edward Kolic	1	1	Nil
Haig Bagerdjian	3	2	Nil
Yoshitaro Kumagai	1	1	Nil

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

2.

All shareholder nominating recommendations must be in writing, addressed to the Committee care of the Company's Corporate Secretary at the Company's principal headquarters, Suite 1110 – 885 West Georgia St., Vancouver, British Columbia, V6C 3E8. Submissions must be made by mail, courier or personal delivery. Submissions by e-mail will not be considered.

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

The particulars of compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers other than the principle executive officer who were serving as executive officers at the end of the year ended August 31, 2015; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended August 31, 2015, who we will collectively refer to as our “named executive officers”, of our company for the years ended August 31, 2015 and 2014, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer and the Chief Financial Officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Director Fees Earned in Cash ($)(2)	Other Annual Compensation ($)(3)	Total ($)
Steven Vestergaard (4) President, Chief Executive Officer and Director	2015 2014	215,644 241,462	Nil Nil	Nil Nil	33,553 Nil	36,000 12,000	10,782 12,073	295,979 265,535
Frederick Vandenberg (5) Chief Financial Officer, Treasurer and Secretary	2015 2014	174,174 195,027	Nil Nil	Nil Nil	12,582 Nil	Nil Nil	8,709 9,751	195,465 204,778

(1)	Option awards shown here represent the aggregate grant date fair value of all options granted
(2)

On May 23, 2014, the Board of Directors set the annual compensation payable to each member of the Board of Directors at $48,000 per annum for the period from June 1, 2014 to May 31, 2015. The fees earned or paid in cash of $36,000 for Mr. Vestergaard as a Director was for the service period of September 1, 2014 to May 31, 2015 during this fiscal year (August 31, 2014 - $12,000 for the service period of June 1 2014 to August 31 2014).

(3)

The value of perquisites and other personal benefits, securities and property for the individuals included in the summary compensation table that does not exceed $10,000 is not reported herein. Other compensation for Mr. Vestergaard and Mr. Vandenberg includes participation in the employee share purchase plan described below under long term incentive plans.

(4)	All salaries paid to Mr. Vestergaard are paid in Canadian dollars.
(5)	All salaries paid to Mr. Vandenberg are paid in Canadian dollars.
(6)

Compensation is stated in United States dollars. Where compensation was provided in Canadian dollars, compensation is based on an exchange rate of 0.8294 US dollars for each 1.00 Canadian dollar during the 2015 fiscal year. Compensation is stated in United States dollars and is based on an exchange rate of 0.9287 US dollars for each 1.00 Canadian dollar during the 2014 fiscal year.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our named executive officers that were outstanding as of August 31, 2015.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Steven Vestergaard	50,000	350,000	N/A	0.40	(1)	N/A	N/A	N/A	N/A
Frederick Vandenberg	18,750	131,250	N/A	0.40	(2)	N/A	N/A	N/A	N/A

(1) The total of unexercised options of 400,000 including the exercisable of 50,000 and unexercisable of $350,000 is subject to equal monthly vesting over two years commencing June 25, 2015 and the expiry date is two years from the particular vesting date.

(2) The total of unexercised options of 150,000 including the exercisable of 18,750 and unexercisable of $131,250 is subject to equal monthly vesting over two years commencing June 25, 2015 and the expiry date is two years from the particular vesting date.

LONG-TERM INCENTIVE PLANS

Employees of the Company are able to contribute up to 5% of their annual salary into a pool which is matched equally by the Company. Independent directors are able to contribute a maximum of $12,500 each, for a combined maximum annual purchase of $25,000. The maximum annual combined contributions will be $400,000. Money in the pool will be used to purchase shares out of the market on a semi-monthly basis for the year ended August 31, 2015. All purchases will be made through the Exchange by a third party plan agent and no purchases will be made on the OTC or German exchanges. The third party plan agent will also be responsible for the administration of the Plan on behalf of Destiny and the participants. Additionally, we have registered stock option plans.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings. In addition, our directors are eligible for grants of options to purchase shares of our common stock at the discretion of our Board of Directors.

The following table summarizes compensation paid to all of our directors:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(2)	Total ($)
Yoshitaro Kumagai	36,000	Nil	Nil	Nil	36,000
Haig Bagerdjian	Nil	Nil	Nil	12,500	12,500
Edward Kolic	36,000	Nil	Nil	Nil	36,000

(1)

On May 23, 2014, the Board of Directors set the annual compensation payable to each member of the Board of Directors at $48,000 per annum for the period from June 1, 2014 to May 31, 2015. The fees earned or paid in cash of $36,000 for Mr. Kumagai and Mr. Kolic was for the service period of September 1, 2014 to May 31, 2015 during this fiscal year.

(2)	All other compensation for Mr. Bagerdjian includes participation in the employee share purchase plan described above under long term incentive plans.
(3)	All other compensation is stated in United States dollars and compensation was provided in Canadian dollars.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 24, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS:
Common Stock	Steven Vestergaard President, Chief Executive Officer and Director c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	11,386,593(2)	20.52%
Common Stock	Frederick Vandenberg Chief Financial Officer and Corporate Secretary c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	813,861(3)	1.47%

Common Stock	Edward Kolic Director c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	418,373(4)	*
Common Stock	Haig Bagerdjian Director c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	170,632(5)	*
Common Stock	Yoshitaro Kumagai Director c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	523,069(6)	*
Common Stock	All Officers and Directors as a Group (6 persons)	13,312,528	23.99%

*	Less than one percent (1%)

(1)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of such shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 24, 2015. As of November 24, 2015, there were 55,013,874 shares of our common stock issued and outstanding.

(2)	Consists of 11,253,260 shares held by Mr. Vestergaard and 133,333 shares that are immediately acquirable upon the exercise of stock options held by Mr. Vestergaard within 60 days of November 24, 2015.

(3)	Consists of 763,861 shares held by Mr. Vandenberg and 50,000 shares that are immediately acquirable upon the exercise of stock options held by Mr. Vandenberg within 60 days of November 24, 2015.

(4)	Consists of 318,373 shares held by Mr. Kolic and 100,000 shares that may be acquired upon the exercise of stock options held by Mr. Kolic within 60 days of November 24, 2015.

(5)	Consists of 70,632 shares held by Mr. Bagerdjian and 100,000 shares that may be acquired upon the exercise of stock options held by Mr. Bagerdjian within 60 days of November 24, 2015.

(6)	Consists of 423,069 shares held by Mr. Kumagai and 100,000 shares that may be acquired upon the exercise of stock options held by Mr. Kumagai within 60 days of November 24, 2015.

EQUITY COMPENSATION PLAN INFORMATION

We have two equity compensation plans, namely our Amended 2006 Stock Option Plan and the 2015 Stock Option Plan, under which up to 7,750,000 shares of our common stock, have been authorized for issuance to our officers, directors, employees and consultants. Our plans have not been approved by the Company’s stockholders. The following summary information is presented for our plans on an aggregate basis as of August 31, 2015.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	1,220,000 Shares of Common Stock	$0.53 per Share	1,783,181 Shares of Common Stock
Total	1,220,000 Shares of Common Stock		1,783,181 Shares of Common Stock

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

SHARE ISSUANCES

None.

Messrs Bagerdjian, Kolic and Kumagai are independent directors. Mr. Vestergaard is our Chief Executive Officer and is not viewed as an independent director of the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Our current sole principal independent registered public accountant, BDO Canada LLP, provided audit and other services during the year ended August 31, 2015 and the year ended August 31, 2014 as follows:

BDO Canada LLP

	2015	2014
Audit Fees	$84,974	$98,173
Audit Related Fees	-	-
Tax Fees	9,667	12,341
All Other Fees	-	-
Total Fees	$94,641	$110,514

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

All Other Fees. There were no other fees paid to BDO Canada LLP.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before BDO Canada LLP is engaged by the Company or its subsidiaries to render any auditing or permitted non-audit service, the engagement be:

- approved by the Company's audit committee; or
- entered into pursuant to pre-approval policies and procdures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities under the Exchange Act to management.

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

Of the total aggregate fees paid by us to our accountants during the fiscal years ended August 31, 2015 and 2014, 100% and 100% of the aggregate fees, respectively, were approved by the audit committee pursuant to the de minimis exception provided by Section (c)(7)(i)(C) of Rule 2-01 of Regulations S-X.

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
Steven Vestergaard, President
Chief Executive Officer and Director
Date: November 25, 2015

/s/Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
Date: November 25, 2015

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
Steven Vestergaard, President
Chief Executive Officer, President and Director
(Principal Executive Officer)
Date: November 25, 2015

By:	/s/Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 25, 2015

By:	/s/Edward Kolic
Edward Kolic
Director
Date: November 25, 2015

By:	/s/Yoshitaro Kumagai
Yoshitaro Kumagai
Director
Date: November 25, 2015

By:	/s/ Haig Bagerdjian
Haig Bagerdjian
Director
Date: November 25, 2015