Form 10-Q
period 2015-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2016-01-14
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-28259

DESTINY MEDIA TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

NEVADA	84-1516745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1110 – 885 West Georgia Street,
Vancouver, British Columbia, Canada	V6C 3E8
(Address of principal executive offices)	(Zip Code)

604-609-7736
(Registrant's telephone number, including area code)

____________________________________________________________
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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of January 14, 2016 was 55,013,874.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Three months ended November 30, 2015
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
Unaudited

As at

	November 30,	August 31,
	2015	2015
	$	$

ASSETS
Current
Cash and cash equivalents	642,028	387,316
Accounts receivable, net of allowance for doubtful accounts of $5,985 [Aug 31, 2015 – $6,129]	548,168	399,148
Other receivables	26,998	15,471
Current portion of long term receivable [note 3]	101,004	98,180
Prepaid expenses	37,829	36,042
Total current assets	1,356,027	936,157
Deposits	22,521	32,222
Long term receivable [note 3]	141,601	167,350
Property and equipment, net	412,479	401,461
Total assets	1,932,628	1,537,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	148,784	139,879
Accrued liabilities	201,837	189,672
Deferred leasehold inducement	53,933	63,217
Deferred revenue	14,711	24,712
Obligation under capital lease – current portion [note 5]	4,828	5,205
Total current liabilities	424,093	422,685
Obligation under capital lease – long term portion [note 5]	10,571	12,071
Total liabilities	434,664	434,756

Commitments and contingencies [notes 5 and 8]
Stockholders’ equity
Common stock, par value $0.001 [note 4] Authorized: 100,000,000 shares Issued and outstanding: 55,013,874 shares [Aug 31, 2015 – issued and outstanding 52,993,874 shares]	55,014	52,994
Additional paid-in capital	9,634,405	9,122,132
Accumulated deficit	(7,809,068)	(7,708,061)
Accumulated other comprehensive (loss)	(382,387)	(364,631)
Total stockholders’ equity	1,497,964	1,102,434
Total liabilities and stockholders’ equity	1,932,628	1,537,190

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Expressed in United States dollars)
Unaudited

Three months ended November 30,

	2015	2014
	$	$

Service revenue [note 10]	847,721	955,070

Operating expenses
General and administrative	235,383	293,658
Sales and marketing	350,598	331,013
Research and development	319,040	363,969
Depreciation and amortization	49,829	35,785
	954,850	1,024,425
Income (loss) from operations	(107,129)	(69,355)
Other income
Interest income	6,122	13,046

Net income (loss)	(101,007)	(56,309)

Other comprehensive loss, net of tax
Foreign currency translation adjustments	(17,756)	(100,960)

Total comprehensive income (loss)	(118,763)	(157,269)

Net income (loss) per common share, basic and diluted	(0.00)	(0.00)

Weighted average common shares outstanding:
Basic	53,903,984	52,993,874
Diluted	53,903,984	52,993,874

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	Income (loss)
	#	$	$	$	$	$
Balance, August 31, 2015	52,993,874	52,994	9,122,132	(7,708,061)	(364,631)	1,102,434
Total comprehensive (loss)	—	—	—	(101,007)	(17,756)	(118,763)
Common stock issued pursuant to private placement	2,020,000	2,020	502,980	—	—	505,000
Less: share issuance costs	—	—	(3,109)	—	—	(3,109)
Stock based compensation – Note 4	—	—	12,402	—	—	12,402
Balance, November 30, 2015	55,013,874	55,014	9,634,405	(7,809,068)	(382,387)	1,497,964

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

Three months ended November 30,

	2015	2014
	$	$

OPERATING ACTIVITIES
Net income (loss)	(101,007)	(56,309)
Items not involving cash:
Depreciation and amortization	49,829	35,785
Stock-based compensation	12,402	7,197
Deferred leasehold inducement	(8,623)	—
Unrealized foreign exchange	(3,786)	19,312
Changes in non-cash working capital:
Accounts receivable	(155,805)	(58,188)
Other receivables	(11,861)	(9,544)
Prepaid expenses and deposits	7,177	37,470
Accounts payable	8,954	(39,225)
Accrued liabilities	14,651	10,273
Deferred revenue	(9,823)	(19,311)
Long term receivable	23,732	26,607
Net cash provided (used) by operating activities	(174,160)	(45,933)

INVESTING ACTIVITIES
Purchase of property and equipment	(65,925)	(17,647)
Net cash used in investing activities	(65,925)	(17,647)

FINANCING ACTIVITIES
Common stock issued in private placements	501,891	—
Net cash used in financing activities	501,891	—

Effect of foreign exchange rate changes on cash	(7,094)	(49,900)

Net increase (decrease) in cash during the period	254,712	(113,480)
Cash, beginning of the period	387,316	990,007
Cash, end of the period	642,028	876,527

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2015 and 2014

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2015 are not necessarily indicative of the results that may be expected for the year ended August 31, 2016.

The balance sheet at August 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 2015.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2015 and 2014

3. LONG TERM RECEIVABLE

The Company agreed to settle litigation with an unrelated party. Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012 and ending on February 28, 2018. The balance is due to be paid in equal monthly installments of $14,050AUD until the end of the obligation. The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a registered charge against real estate located in Australia. As of November 30, 2015, installments of $704,150AUD including interest of $216,598AUD have been received.

The following table summarizes the changes regarding the carrying value of the remaining receivable balance:

	November 30, 2015	August 31, 2015
	$	$
Beginning balance	265,530	461,294
Gross installments received	(30,369)	(135,403)
Interest included in above	6,637	36,089
Foreign exchange impact	807	(96,450)
Ending balance	242,605	265,530

The foreign exchange impact in above table is partially allocated into other comprehensive income (loss) and partially allocated into exchange gain (loss) on income statement.

Payments to be received over the next three fiscal years as follows:

	Principal	Interest	Total
	$	$	$

2016	74,778	16,132	90,910
2017	109,039	12,174	121,213
2018	58,788	1,769	60,557
	242,605	30,075	272,680

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2015 and 2014

4. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the three months ended November 30, 2015, the Company issued 2,020,000 Units at a price of $0.25 per Unit for gross proceeds of $505,000 pursuant to a private placement.

Each Unit was comprised of one common share of the Company and one-half of one common share purchase warrant ("Warrant"), with each whole Warrant entitling the holder to purchase one additional common share at $0.30 per share for a period of two years from the date of the issuance. The Company will have the right to accelerate the expiry date of the Warrants if, at any time, the average closing price of the Company’s common shares is equal to or greater than $1.25 for 20 consecutive trading days. In the event of acceleration, the expiry date will be accelerated to a date that is 30 days after the Company issues a news release announcing that it has elected to exercise this acceleration right.

[b] Stock option plans

The Company has two existing stock option plan (the “Plan”), namely the 2006 Stock Option Plan and the 2015 Stock Option Plans, under which up to 7,750,000 shares of the common stock, has been reserved for issuance. A total of 1,783,181 common shares remain eligible for issuance under the plan. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2015 and 2014

4. STOCKHOLDERS’ EQUITY (cont’d.)

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of November 30, 2015, and changes during the period ended are presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$
Outstanding at September 1, 2015	1,220,000	0.53	2.38	—
Granted	—	—	—	—
Forfeited	(50,000)	0.40	—	—
Exercised	—	—	—	—
Outstanding at November 30, 2015	1,170,000	0.53	2.13	—
Exercisable at November 30, 2015	527,500	0.50	1.62	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at November 30, 2015.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of November 30, 2015:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
Non-vested options at August 31, 2015	736,250	0.09
Granted	—	—
Vested	(93,750)	0.40
Non-vested options at November 30, 2015	642,500	0.23

As of November 30, 2015, there was $74,429 of total unrecognized compensation cost related to non-vested share-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.48 years.

During the three months ended November 30, 2015 and 2014, stock-based compensation expense has been reported in the consolidated statement of operations and comprehensive income as follows:

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2015 and 2014

4. STOCKHOLDERS’ EQUITY (cont’d.)

	Three Months Ended
	November 30,
	2015	2014
	$	$
Stock-based compensation
General and administrative	7,152	5,038
Sales and marketing	3,266	2,159
Research and development	1,984	—
Total stock-based compensation	12,402	7,197

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

During the three months ended November 30, 2015, the Company recognized compensation expense of $8,645 (2014 - $13,906) in salaries and wages on the consolidated statement of operations and comprehensive income in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.25 (2014 - $0.54) . The shares are held in trust by the Company for a period of one year from the date of purchase.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2015 and 2014

[d] Share purchase warrants

A summary of the Company’s share purchase warrants outstanding is presented below:

		Weighted
		Average
	Number	Exercise Price
Outstanding at September 1, 2015	—	—
Issued	1,010,000	0.30
Exercised	—	—
Outstanding at November 30, 2015	1,010,000	0.30

Each warrant is exercisable at $0.30 per share until October 20, 2017. The Company will have the right to accelerate the expiry date of the Warrants if, at any time, the average closing price of the Company’s common shares is equal to or greater than $1.25 for 20 consecutive trading days. In the event of acceleration, the expiry date will be accelerated to a date that is 30 days after the Company issues a news release announcing that it has elected to exercise this acceleration right

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2015 and 2014

5. COMMITMENTS

In December 2014, the Company entered into a sublease agreement commencing May 1, 2015 and expiring June 29, 2017 for a new premise with free occupation from December 2014 to April 2015. In February 2015 the sublease agreement was amended to include one extra month free occupation for May 2015 with rent payment starting June 1, 2015. The Company has fiscal year payments committed as follows:

$

2016	197,698
2017	219,664

During the three months ended November 30, 2015 the Company incurred rent expense of $65,899 (2014 - $67,826) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of operations and comprehensive income (loss). The rent expense during the three months ended November 30, 2015 has included the allocation of rental payments on a straight-line basis.

In February 2015, the Company entered into a capital lease. As of November 30, 2015, the Company is committed to make payments under its capital leases for the remaining terms of the lease as follows:

Fiscal year ending August 31,	$
2016	4,241
2017	6,362
2018	6,574
Total lease payments	17,177
Less: Amounts representing interest	(1,778)
Balance of obligation	15,399
Less: Current portion	(4,828)
Long term portion	10,571

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2015 and 2014

6. RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a family member of a Director to provide project management service effective March 1, 2014. During the three months ended November 30, 2015, the Company paid consulting fees of $Nil (2014 - $19,681) under this agreement. The family member’s service was terminated at the end of May 2015.

7. INCOME TAX

The Company has adopted the provisions of ASC 740, Income taxes. This standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2015, the tax years which remain subject to examination by major tax jurisdictions as of November 30, 2015. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2015 and 2014

9. NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Not Yet Effective

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. On August 12, 2015, ASU 2015-14 was released to defer the effective date of ASU 2014-09 to be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this new standard.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. The Company is currently evaluating the impact of the adoption of this new standard.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2015 and 2014

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended
	November 30,
	2015	2014
	$	$

Play MPE®

North America	345,952	381,917
Europe	419,556	485,333
Australia	70,124	76,018
Total Play MPE® Revenue	835,632	943,268

Clipstream ® and Radio Destiny

North America	12,089	11,802
Total Clipstream ® & Radio Destiny Revenue	12,089	11,802

Total Revenue	847,721	955,070

Revenue in the above table is based on location of the customer. Some of these customers have distribution centers located around the globe and distribute around the world. During the three months ended November 30, 2015, the Company generated 41% of total revenue from one customer [2014 – 42% from one customer and 11% from another customer].

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at November 30, 2015, one customer represented $336,380 (61%) of the trade receivables balance [August 31, 2015 – one customer represented 59%].

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

Our principal executive office is located at Suite 1110, 885 West Georgia Street, Vancouver, British Columbia V6C 3E8. Our telephone number is 604-609-7736 and our facsimile number is 604-609-0611.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2015 AND 2014

Revenue

Total revenue for the three months ended November 30, 2015 was $847,721, as compared to $955,070 for the three months ended November 30, 2014. Play MPE® revenue currently accounts for 99% of the Company’s revenue. The decline in Play MPE® in the current quarter is primarily the result of foreign exchange fluctuations, specifically the strengthening in the US dollar against the Euro and Australian dollars. During the three months ended November 30, 2015, 49% of our Play MPE revenues were denominated in Euros and 8% were denominated in Australian Dollars (2014: 51% and 8%, respectively). Removing the effect of foreign exchange fluctuations, total Play MPE revenue during the three months ended November 30, 2015 declined approximately 2% as a result in a decline in revenue from Sony and Warner Music, partially offset by growth in independent label revenue.

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

During the three months ended November 30, 2015, while exchange rates resulted in adverse impacts to overall revenue, the strengthening of the US dollar relative to the Canadian dollar resulted in a favorable impact on costs. The Company maintains most of its financial reserves in Canadian dollars to mitigate the downside risk of adverse exchange rates.

Total operating expenditures for the three months ended November 30, 2015 decreased by 7% over the same period in the prior year to $954,850 (2014 – $1,024,425) mainly as a result of foreign exchange fluctuations described above.

General and administrative	30-Nov	30-Nov	$	%
	2015	2014	Change	Change
	(3 months)	(3 months)
	$	$
Wages and benefits	90,415	123,365	(32,950)	(26.7%	)
Rent	7,390	11,662	(4,272)	(36.6%	)
Telecommunications	9,587	4,304	5,283	122.7%
Bad debt	-	895	(895)	(100.0%	)
Office and miscellaneous	74,184	116,774	(42,590)	(36.5%	)
Professional fees	53,807	36,658	17,149	46.8%
	235,383	293,658	(58,275)	(19.8%	)

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The decrease in wages and benefits is attributable to exchange rate fluctuations because wages and benefits are primarily incurred in Canadian dollars. The decrease in office and miscellaneous expenses is due to realized foreign exchange fluctuations in the value of the Euro and Australian dollar in the comparative period, impacting cash and accounts receivable balances denominated in those currencies.

Sales and marketing	30-Nov	30-Nov	$	%
	2015	2014	Change	Change
	(3 months)	(3 months)
	$	$
Wages and benefits	222,351	254,844	(32,493)	(12.8%	)
Rent	19,012	24,818	(5,806)	(23.4%	)
Telecommunications	24,664	9,159	15,505	169.3%
Travel	13,171	16,666	(3,495)	(21.0%	)
Advertising and marketing	71,400	25,526	45,874	179.7%
	350,598	331,013	19,585	5.9%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The decrease in wages and benefits is attributable to exchange rate fluctuations because wages and benefits are mostly incurred in Canadian dollars. The increase in telecommunications expense is attributable to increased costs related to Amazon Web Services incurred to build a strong IT infrastructure platform. The increase in advertising and marketing expenses is related to an increased focus on online advertising of Clipstream® and Play MPE® to gain increased online exposure internationally.

Research and development	30-Nov	30-Nov	$	%
	2015	2014	Change	Change
	(3 months)	(3 months)
	$	$
Wages and benefits	254,976	318,052	(63,076)	(19.8%	)
Rent	22,455	31,346	(8,891)	(28.4%	)
Telecommunications	29,130	11,568	17,562	151.8%
Research and development	12,479	3,003	9,476	315.6%
	319,040	363,969	(44,929)	(12.3%	)

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The decrease in wages and benefits is attributable to exchange rate fluctuations because wages and benefits are mostly incurred in Canadian dollars. The increase in telecommunications expense is attributable to increased costs related to Amazon Web Services incurred to build a strong IT infrastructure platform.

Amortization

Amortization expense arises from property and equipment, and from patents and trademarks. Amortization increased to $49,829 for the three months ended November 30, 2015 from $35,785 for the three months ended November 30, 2014, an increase of $14,044 or 39% as a result of capitalized leasehold improvements for our new office and software testing service purchased to improve product quality.

Other earnings and expenses

Interest income decreased to $6,122 for the three months ended November 30, 2015 from $13,046 for the three months ended November 30, 2014, a decrease of $6,924. The interest income is derived from the amount receivable pursuant to our previous litigation settlement. The decrease in interest income is the result of a lower settlement receivable balance from the settlement receivable being paid down during the year

Net income

During the three months ended November 30, 2015 we have net loss of $101,007 (2014 – loss of $56,309). The reduction in net income is primarily the result of unfavorable exchange rate fluctuations on revenue denominated in Euros and Australian dollar, which impact reported gross sales.

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

	2014 Q2	2014 Q3	2014 Q4	2015 Q1	2015 Q2	2015 Q3	2015 Q4	2016 Q1
	$	$	$	$	$	$	$	$
Net Income (Loss)	(374,833)	80,100	(74,059)	(56,309)	(364,457)	(218,429)	(957,451)	(101,007)
Amortization, stock based compensation and deferred leasehold inducement	42,877	39,968	44,102	42,982	60,799	123,911	85,222	53,608
Interest income	(15,824)	(14,758)	(13,961)	(13,046)	(12,045)	(9,482)	(8,214)	(6,122)
Income tax	(21,000)	(3,000)	17,000	—	—	—	842,000	—
Adjusted EBITDA	(368,780)	102,310	(26,918)	(26,373)	(315,703)	(104,000)	(38,443)	(53,521)

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $642,028 as at November 30, 2015 (August 31, 2015 – $387,316). We had working capital of $931,934 as at November 30, 2015 compared to working capital of $513,472 as at August 31, 2015. The increase in our working capital was mainly due to an increase in our cash balance as a result of a private placement during the current quarter, which produced gross cash proceeds of $505,000.

CASHFLOWS

Net cash used by operating activities was $174,160 for the three months ended November 30, 2015, compared to $45,933 for the three months ended November 30, 2014. The main reason for the increase in net cash flows used in the operating activities was primarily due to an increase in accounts receivable balances, as a result of the timing of our billing cycle.

Net cash used in investing activities was $65,925 for the three months ended November 30, 2015, compared to net cash used of $17,647 for the three months ended November 30, 2014. The increase in net cash used in investing activities is largely attributable to software testing services and other software purchases aimed at improving product quality, as well as expenditures for patent applications.

The cash provided by financing activities was $501,890 for the three months ended November 30, 2015, compared to $Nil for the three months ended November 30, 2014. The change was the result of a private placement in the current period.

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

Income Taxes

Deferred income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted income tax rates by tax jurisdiction at each balance sheet date. Deferred income tax assets also result from unused loss carry-forwards and other deductions. The valuation of deferred income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated realizable amount. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, and current and enacted tax legislation and other temporary differences between book and tax accounting to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. There is a risk that management estimates for operating results could vary significantly from actual results, which could materially affect the valuation of the future income tax asset. Although the Company has tax loss carry-forwards and other deferred income tax assets, management has determined certain of these deferred tax assets do not meet the more likely than not criteria, and accordingly, these deferred income tax asset amounts have been completely offset by a valuation allowance as disclosed in our annual consolidated financial statements for the year ended August 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the three months ended November 30, 2015, as a result of strength of the US dollar, the Company recognized negative impacts on net income.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2015, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There are no changes in internal control over financial reporting during the three months ended November 30, 2015.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1 – Risk Factors” in our Form 10-K for the fiscal year ended August 31, 2015 filed with the SEC on November 25, 2015. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/Steven Vestergaard______________________
Steven Vestergaard, President
Chief Executive Officer and Director
	Date:	January 14, 2016

/s/Frederick Vandenberg______________________
Frederick Vandenberg, Chief Financial Officer
	Date:	January 14, 2016