Form 10-Q
period 2016-02-29
DESTINY MEDIA TECHNOLOGIES INC
filed 2016-04-14
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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
[ X ]  Yes  [  ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
[ X ]  Yes  [  ]  No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[  ]  Yes  [ X ]   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of April 14, 2016 was 55,013,874.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Six months ended February 29, 2016
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
Unaudited

As at

	February 29,	August 31,
	2016	2015
	$	$

ASSETS
Current
Cash and cash equivalents	673,008	387,316
Accounts receivable, net of allowance for doubtful accounts of $7,018 [Aug 31, 2015 – $6,129]	430,141	399,148
Other receivables	35,671	15,471
Current portion of long term receivable [note 3]	102,830	98,180
Prepaid expenses	37,092	36,042
Total current assets	1,278,742	936,157
Deposits	22,241	32,222
Long term receivable [note 3]	113,830	167,350
Property and equipment, net	403,126	401,461
Total assets	1,817,939	1,537,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	167,075	139,879
Accrued liabilities	176,748	189,672
Deferred leasehold inducement	44,852	63,217
Deferred revenue	5,179	24,712
Obligation under capital lease – current portion [note 5]	4,867	5,205
Total current liabilities	398,721	422,685
Obligation under capital lease – long term portion [note 5]	9,075	12,071
Total liabilities	407,796	434,756

Commitments and contingencies [notes 5 and 8]

Stockholders’ equity
Common stock, par value $0.001 [note 4] | Authorized: 100,000,000 shares Issued and outstanding: 55,013,874 shares [Aug 31, 2015 – issued and outstanding 52,993,874 shares]	55,014	52,994
Additional paid-in capital	9,641,276	9,122,132
Accumulated deficit	(7,884,451)	(7,708,061)
Accumulated other comprehensive (loss)	(401,696)	(364,631)
Total stockholders’ equity	1,410,143	1,102,434
Total liabilities and stockholders’ equity	1,817,939	1,537,190

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015
	$	$	$	$

Revenue [note 10]	763,897	743,193	1,611,618	1,698,263

Operating expenses
General and administrative	158,207	246,922	393,590	540,580
Sales and marketing	302,188	422,493	652,786	753,506
Research and development	331,722	411,282	650,762	775,251
Amortization	53,196	38,998	103,025	74,783
	845,313	1,119,695	1,800,163	2,144,120
(Loss) from operations	(81,416)	(376,502)	(188,545)	(445,857)
Other income
Interest income	6,033	12,045	12,155	25,091
Net (loss)	(75,383)	(364,457)	(176,390)	(420,766)

Other comprehensive (loss)
Foreign currency translation adjustments	(19,309)	(164,827)	(37,065)	(265,787)

Total comprehensive (loss)	(94,692)	(529,284)	(213,455)	(686,553)

Net (loss) per common share, basic and diluted	(0.00)	(0.01)	(0.00)	(0.01)

Weighted average common shares outstanding:
Basic	55,013,874	52,993,874	54,458,929	52,993,874
Diluted	55,013,874	52,993,874	54,458,929	52,993,874

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	Income (loss)
	#	$	$	$	$	$
Balance, August 31, 2015	52,993,874	52,994	9,122,132	(7,708,061)	(364,631)	1,102,434
Total comprehensive (loss)	—	—	—	(176,390)	(37,065)	(213,455)
Common stock issued pursuant to private placement	2,020,000	2,020	502,980	—	—	505,000
Less: share issuance costs	—	—	(8,640)	—	—	(8,640)
Stock based compensation – Note 4	—	—	24,804	—	—	24,804
Balance, February 29, 2016	55,013,874	55,014	9,641,276	(7,884,451)	(401,696)	1,410,143

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

Six months ended February 29,
	2016	2015
	$	$

OPERATING ACTIVITIES
Net income	(176,390)	(420,766)
Items not involving cash:
Depreciation and amortization	103,025	74,783
Stock-based compensation	24,804	13,311
Deferred leasehold inducement	(16,817)	15,687
Unrealized foreign exchange	(5,537)	17,327
Changes in non-cash working capital:
Accounts receivable	(40,741)	(56,563)
Other receivables	(20,574)	26,158
Prepaid expenses and deposits	7,278	39,055
Accounts payable	27,685	87,538
Accrued liabilities	(8,289)	16,094
Deferred revenue	(18,928)	(16,535)
Long term receivable	47,915	50,741
Net cash provided (used) by operating activities	(76,569)	(153,170)

INVESTING ACTIVITIES
Purchase of property and equipment	(114,497)	(128,258)
Net cash used in investing activities	(114,497)	(128,258)

FINANCING ACTIVITIES
Common stock issued in private placements	496,360	—
Net cash used in financing activities	496,360	—

Effect of foreign exchange rate changes on cash	(19,602)	(131,461)

Net decrease in cash during the period	285,692	(412,889)
Cash, beginning of the period	387,316	990,007
Cash, end of the period	673,008	577,118

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 29, 2016 and 2015

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

2.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 29, 2016 are not necessarily indicative of the results that may be expected for the year ended August 31, 2016.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 29, 2016 and 2015

3.   LONG TERM RECEIVABLE

The Company agreed to settle litigation with an unrelated party. Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012 and ending on February 28, 2018. The balance is due to be paid in equal monthly installments of $14,050AUD until the end of the obligation. The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a registered charge against real estate located in Australia. As of February 29, 2016, aggregate installments of $746,300AUD including interest of $224,958AUD have been received.

The following table summarizes the changes regarding the carrying value of the remaining receivable balance during the six month periods ended February 29, 2016 and 2015:

	February 29, 2016	August 31, 2015
	$	$
Beginning balance	265,530	461,294
Gross installments received	(60,140)	(135,403)
Interest included in above	12,536	36,089
Foreign exchange impact	(1,266)	(96,450)
Ending balance	216,660	265,530

The foreign exchange impact in above table is partially allocated into other comprehensive income (loss) and partially allocated into exchange gain (loss) on income statement.

Payments to be received over the next three fiscal years as follows:

	Principal	Interest	Total
	$	$	$

2016	50,104	10,045	60,148
2017	108,214	12,082	120,296
2018	58,342	1,755	60,098
	216,660	23,882	240,542

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 29, 2016 and 2015

4.   STOCKHOLDERS’ EQUITY

[a]   Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the six months ended February 29, 2016, the Company issued 2,020,000 Units at a price of $0.25 per Unit for gross proceeds of $505,000 pursuant to a private placement.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 29, 2016 and 2015

4.   STOCKHOLDERS’ EQUITY (cont’d.)

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of February 29, 2016, and changes during the period ended are presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$
Outstanding at September 1, 2015	1,220,000	0.53	2.38	—
Granted	—	—	—	—
Forfeited	(50,000)	0.40	—	—
Exercised	—	—	—	—
Outstanding at February 29, 2016	1,170,000	0.53	1.91	—
Exercisable at February 29, 2016	621,250	0.48	1.46	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at February 29, 2016.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of February 29, 2016:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
Non-vested options at August 31, 2015	736,250	0.09
Granted	—	—
Vested	(187,500)	0.40
Non-vested options at February 29, 2016	548,750	0.59

As of February 29, 2016, there was $62,009 of total unrecognized compensation cost related to non-vested share-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.24 years.

During the three and six months ended February 29, 2016 and 2015, stock-based compensation expense has been reported in the consolidated statement of operations and comprehensive income as follows:

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 29, 2016 and 2015

4.   STOCKHOLDERS’ EQUITY (cont’d.)

	Three Months Ended		Six Months Ended
	February 29	February 28	February 29	February 28
	2016	2015	2016	2015
	$	$	$	$
Stock-based compensation:
General and administrative	7,152	2,884	14,303	7,922
Sales and marketing	3,266	2,643	6,532	4,802
Research and development	1,984	587	3,969	587
Total stock-based compensation	12,402	6,114	24,804	13,311

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

During the six months ended February 29, 2016, the Company recognized compensation expense of $15,995 (2015 - $67,369) in salaries and wages on the consolidated statement of operations and comprehensive income in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.2298 (2015 - $0.4682) . The shares are held in trust by the Company for a period of one year from the date of purchase.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 29, 2016 and 2015

5.   COMMITMENTS

In December 2014, the Company entered into a sublease agreement commencing May 1, 2015 and expiring June 29, 2017 for a new premise with free occupation from December 2014 to April 2015. In February 2015 the sublease agreement was amended to include one extra month free occupation for May 2015 with rent payment starting June 1, 2015. The Company has fiscal year payments committed as follows:

$

2016	130,160
2017	216,933

During the six months ended February 29, 2016, the Company incurred rent expense of $120,887 (2015 - $166,049) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of operations and comprehensive income (loss). The rent expense during the six months ended February 29, 2016 has included the allocation of rental payments on a straight-line basis.

In February 2015, the Company entered into a capital lease. The Company is committed to make payments under its capital leases for the remaining terms of the leases as follows:

$
2016	2,618
2017	6,283
2018	6,492
Total lease payments	15,393
Less: Amounts representing interest	(1,451)
Balance of obligation	13,942
Less: Current Less: Current portion	(4,867)
Long term portion	9,075

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 29, 2016 and 2015

6.   RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a family member of a former Director to provide project management service effective March 1, 2014. During the six months ended February 29, 2016, the Company paid consulting fees of $Nil (2015 - $44,928) under this agreement. The family member’s service terminated at the end of May 2015.

7.   INCOME TAX

The Company has adopted the provisions of ASC 740, Income taxes. This standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2015, the tax years which remain subject to examination by major tax jurisdictions as of February 29, 2016. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 29, 2016 and 2015

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

In February 2016, FASB issued ASU 2016-02, Leases. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right –of-use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 29, 2016 and 2015

10.   CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended		Six Months Ended
	February 29	February 28	February 29	February 28
	2016	2015	2016	2015
	$	$	$	$
Play MPE®

North America	306,075	266,400	652,027	648,317
Europe	381,877	411,600	801,433	896,933
Australasia	61,919	61,835	132,043	137,853
Total Play MPE®	749,871	739,835	1,585,503	1,683,103
Clipstream ® & Pirate Radio

North America	14,026	3,358	26,115	15,160
Outside of North America	—	—	—	—
Total Clipstream ® & Pirate Radio	14,026	3,358	26,115	15,160

Total revenue	763,897	743,193	1,611,618	1,698,263

Revenue in the above table is based on location of the customer. Some of these customers have distribution centers located around the globe and distribute around the world. During the six months ended February 29, 2016, the Company generated 43% of total revenue from one customer [2015 – 46%].

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at February 29, 2016, one customer represented $231,680 (54%) of the trade receivables balance [August 31, 2015 – one customer represented 59%].

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED FEBRUARY 29, 2015 AND FEBRUARY 28, 2015

Revenue

Total revenue for the six months ended February 29, 2016 was $1,611,618, as compared to $1,698,263 for the six months ended February 28, 2015. Play MPE® revenue currently accounts for 98% of the Company’s revenue. The decline in Play MPE® year to date is primarily the result of strength of the US dollar relative to the Euro where approximately 50% of the Company’s revenue is derived. During the six months ended February 29, 2016, 50% of our Play MPE revenues were denominated in Euros and 8% were denominated in Australian Dollars (2015: 53% and 8%, respectively). Removing the effect of foreign exchange fluctuations, total Play MPE revenue during the six months ended February 29, 2016 grew by 2%.

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

During the six months ended February 29, 2016, while exchange rates resulted in adverse impacts to overall revenue, the strengthening of the US dollar relative to the Canadian dollar resulted in a favorable impact on costs. The Company maintains most of its financial reserves in Canadian dollars to mitigate the downside risk of adverse exchange rates.

Total operating expenditures for the six months ended February 29, 2016 decreased by 16% over the same period in the prior year to $1,800,163 (2015 – $2,144,120) as a result of changes in operations of the Company including a reduction in Salaries and Wages from a reduction in director and officer spending, elimination of restructuring costs incurred in the prior year, a reduction in rent, a reduction in spending on public company expenditures, and favorable exchange rate fluctuations. Offsetting these reductions are increases associated with marketing and technology costs associated with our move to Amazon Web Services.

General and administrative	29-Feb	28-Feb	$	%
	2016	2015	Change	Change
	(6 months)	(6 months)
	$	$
Wages and benefits	171,290	243,217	(71,927)	(29.6%	)
Rent	15,189	26,966	(11,777)	(43.7%	)
Telecommunications	20,765	11,130	9,635	86.6%
Bad debt	1,911	864	1,047	121.2%
Office and miscellaneous	115,684	191,143	(75,459)	(39.5%	)
Professional fees	68,751	67,260	1,491	2.2%
	393,590	540,580	(146,990)	(27.2%	)

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The decrease in wages and benefits is partially attributable to exchange rate fluctuations because wages and benefits are primarily incurred in Canadian dollars. Other decreases in wages and benefits were due to lower costs relating to a reduction in director and officer compensation. The decrease in office and miscellaneous expenses is due to decrease rent expenses in the current period associated with the change in office lease in the comparative period.

Sales and marketing	29-Feb	28-Feb	$	%
	2016	2015	Change	Change
	(6 months)	(6 months)
	$	$
Wages and benefits	410,550	585,722	(175,172)	(29.9%	)
Rent	39,075	61,945	(22,870)	(36.9%	)
Telecommunications	53,421	25,567	27,854	108.9%
Travel	17,083	26,194	(9,111)	(34.8%	)
Advertising and marketing	132,657	54,078	78,579	145.3%
	652,786	753,506	(100,720)	(13.4%	)

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The decrease in wages and benefits is attributable to exchange rate fluctuations. The increase in telecommunications expense is attributable to increased costs related to Amazon Web Services incurred to build a strong IT infrastructure platform. The increase in advertising and marketing expenses is related to an increased focus on online advertising of Clipstream® and Play MPE® to gain increased online exposure internationally.

Research and development	29-Feb	28-Feb	$	%
	2016	2015	Change	Change
	(6 months)	(6 months)
	$	$
Wages and benefits	521,220	664,517	(143,297)	(21.6%	)
Rent	50,045	77,138	(27,093)	(35.1%	)
Telecommunications	68,418	31,838	36,580	114.9%
Research and development	11,079	1,758	9,321	530.2%
	650,762	775,251	(124,489)	(16.1%	)

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The decrease in wages and benefits is attributable to exchange rate fluctuations. The increase in telecommunications expense is attributable to increased costs related to Amazon Web Services incurred to build a strong IT infrastructure platform. The decrease in rent is due to decrease rent expenses in the current period as a result of on time costs associated with the change in office lease in the comparative period.

Amortization

Amortization expense arises from property and equipment, and from patents and trademarks. Amortization increased to $103,025 for the six months ended February 29, 2016 from $74,783 for the six months ended February 28, 2015, an increase of $28,242 or 38% as a result of capitalized leasehold improvements for our new office and software testing service purchased to improve product quality.

Other earnings and expenses

Interest income decreased to $12,155 for the six months ended February 29, 2016 from $25,091 for the six months ended February 28, 2015, a decrease of $12,936. The interest income is derived from the amount receivable pursuant to our previous litigation settlement. The decrease in interest income is the result of a lower settlement receivable balance from the settlement receivable being paid down during the year

Net income

During the six months ended February 29, 2016 we have net loss of $176,390 (2015 – $420,766) a reduction of approximately 58% compared to the prior year. The reduction in net loss is the result of favorable exchange rate fluctuations on expenses denominated in Canadian dollars, and a reduction in overall spending on rent, salaries and wages, and public company expenditures, partially offset by increases in marketing and technology expenditures.

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

	2014 Q3	2014 Q4	2015 Q1	2015 Q2	2015 Q3	2015 Q4	2016 Q1	2016 Q2
	$	$	$	$	$	$	$	$
Net Income (Loss)	80,100	(74,059)	(56,309)	(364,457)	(218,429)	(957,451)	(101,007)	(75,383)
Amortization, stock based compensation and deferred leasehold inducement	39,968	44,102	42,982	60,799	123,911	85,222	53,608	57,404
Interest income	(14,758)	(13,961)	(13,046)	(12,045)	(9,482)	(8,214)	(6,122)	(6,033)
Income tax	(3,000)	17,000	—	—	—	842,000	—	—
Adjusted EBITDA	102,310	(26,918)	(26,373)	(315,703)	(104,000)	(38,443)	(53,521)	(24,012)

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $673,008 as at February 29, 2016 (August 31, 2015 – $387,316). We had working capital of $880,021 as at February 29, 2016 compared to working capital of $513,472 as at August 31, 2015. The increase in our working capital was mainly due to an increase in our cash balance as a result of a private placement during the first quarter, which generated gross cash proceeds of $505,000.

CASHFLOWS

Net cash used by operating activities was $76,569 for the six months ended February 29, 2016, compared to $153,170 for the six months ended February 28, 2015. The main reason for the decrease in net cash flows used in the operating activities was primarily due to a decrease in the net loss reported for the period, as a result of reduced operating expenses, partially due to favorable exchange rate fluctuations between the Canadian and US dollar, as most of our operating expenses are incurred in Canadian dollars.

Net cash used in investing activities was $114,497 for the six months ended February 29, 2016, compared to net cash used of $128,258 for the six months ended February 28, 2015. Investing activities in the current period are largely attributable to software testing services and other software purchases aimed at improving product quality, as well as ongoing expenditures for patent applications.

The cash provided by financing activities was $496,360 for the six months ended February 29, 2016, compared to $Nil for the six months ended February 28, 2015. The change was the result of a private placement in the current period.

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

In February 2016, FASB issued ASU 2016-02, Leases. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right –of-use assets. The guidance is effective for annual and interim reporting periods beginning on or after December 15, 2018. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

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

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar and the Euro to the United States dollar. During the six months ended February 29, 2016, as a result of strength of the US dollars, the Company recognized negative impacts on revenue and positive impacts on operating expenses, for a net positive impact on reported net income.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of February 29, 2016, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There are no changes in internal control over financial reporting during the three months ended February 29, 2016.

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
Steven Vestergaard, President
Chief Executive Officer and Director
Date: April 14, 2016

/s/Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
Date: April 14, 2016