Form 10-Q
period 2016-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2016-07-15
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of July 15, 2016 was 55,013,874.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Nine months ended May 31, 2016
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
Unaudited

As at
	May 31,	August 31,
	2016	2015
	$	$

ASSETS
Current
Cash and cash equivalents	756,402	387,316
Accounts receivable, net of allowance for doubtful accounts of $9,304 [Aug 31, 2015 – $6,129] [note 10]	438,430	399,148
Other receivables	7,734	15,471
Current portion of long term receivable [note 3]	106,899	98,180
Prepaid expenses	32,395	36,042
Total current assets	1,341,860	936,157
Deposits	23,055	32,222
Long term receivable [note 3]	87,597	167,350
Property and equipment, net	399,153	401,461
Total assets	1,851,665	1,537,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	87,876	139,879
Accrued liabilities	199,360	189,672
Deferred leasehold inducement	37,777	63,217
Deferred revenue	24,887	24,712
Obligation under capital lease – current portion [note 5]	5,151	5,205
Total current liabilities	355,051	422,685
Obligation under capital lease – long term portion [note 5]	7,967	12,071
Total liabilities	363,018	434,756

Commitments and contingencies [notes 5 and 8]
Stockholders’ equity
Common stock, par value $0.001 [note 4] Authorized: 100,000,000 shares Issued and outstanding: 55,013,874 shares [Aug 31, 2015 – issued and outstanding 52,993,874 shares]	55,014	52,994
Additional paid-in capital	9,653,678	9,122,132
Accumulated deficit	(7,887,264)	(7,708,061)
Accumulated other comprehensive (loss)	(332,781)	(364,631)
Total stockholders’ equity	1,488,647	1,102,434
Total liabilities and stockholders’ equity	1,851,665	1,537,190

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Expressed in United States dollars) Unaudited

	Three Months	Three Months	Nine Months	Nine months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
	$	$	$	$

Revenue [note 10]	875,502	803,409	2,487,120	2,501,672

Operating expenses
General and administrative [note 4]	202,016	267,967	595,605	808,547
Sales and marketing [note 4]	257,536	360,925	910,322	1,114,431
Research and development [note 4]	362,920	348,680	1,013,682	1,123,931
Amortization	60,746	53,595	163,771	128,378
	883,218	1,031,167	2,683,380	3,175,287
(Loss) from operations	(7,716)	(227,758)	(196,260)	(673,615)
Other income
Other income	-	289	-	289
Interest income	4,903	9,040	17,057	34,131
Net (loss)	(2,813)	(218,429)	(179,203)	(639,195)

Other comprehensive income (loss)
Foreign currency translation adjustments	68,915	(1,824)	31,850	(267,611)

Total comprehensive income (loss)	66,102	(220,253)	(147,353)	(906,806)

Net (loss) per common share, basic and diluted	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average common shares outstanding:
Basic	55,013,874	52,993,874	54,645,261	52,993,874
Diluted	55,013,874	52,993,874	54,645,261	52,993,874

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	Income (loss)
	#	$	$	$	$	$
Balance, August 31, 2015	52,993,874	52,994	9,122,132	(7,708,061)	(364,631)	1,102,434
Total comprehensive (loss)	—	—	—	(179,203)	31,850	(147,353)
Common stock issued pursuant to private placement	2,020,000	2,020	502,980	—	—	505,000
Less: share issuance costs	—	—	(8,640)	—	—	(8,640)
Stock based compensation – Note 4	—	—	37,206	—	—	37,206
Balance, May 31, 2016	55,013,874	55,014	9,653,678	(7,887,264)	(332,781)	1,488,647

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31,
	2016	2015
	$	$

OPERATING ACTIVITIES
Net loss	(179,203)	(639,195)
Items not involving cash:
Amortization	163,771	128,378
Stock-based compensation	37,206	19,147
Deferred leasehold inducement	(25,557)	80,167
Unrealized foreign exchange	(3,590)	25,987
Changes in non-cash working capital:
Accounts receivable	(33,979)	(40,972)
Other receivables	7,733	60,989
Prepaid expenses and deposits	13,283	71,807
Accounts payable	(57,454)	49,160
Accrued liabilities	8,233	35,330
Deferred revenue	(101)	(16,128)
Long term receivable	75,932	74,753
Net cash provided by (used in) operating activities	6,274	(150,577)

INVESTING ACTIVITY
Purchase of property and equipment	(157,083)	(282,461)
Net cash used in investing activity	(157,083)	(282,461)

FINANCING ACTIVITY
Common stock issued in private placements, net	496,360	—
Net cash provided by financing activity	496,360	—

Effect of foreign exchange rate changes on cash	23,535	(137,578)

Net increase (decrease) in cash during the period	369,086	(570,616)
Cash, beginning of the period	387,316	990,007
Cash, end of the period	756,402	419,391

Supplementary disclosure
Interest paid	—	442
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2016 and 2015

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

2.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2016 are not necessarily indicative of the results that may be expected for the year ended August 31, 2016.

The consolidated balance sheet at August 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 2015.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2016 and 2015

3.   LONG TERM RECEIVABLE

The Company agreed to settle litigation with an unrelated party. Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012 and ending on February 28, 2018. The balance is due to be paid in equal monthly installments of $14,050AUD until the end of the obligation. The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a registered charge against real estate located in Australia. As of May 31, 2016, aggregate installments of $788,450AUD including interest of $232,445AUD have been received.

The following table summarizes the changes regarding the carrying value of the remaining receivable balance during the nine-month period ended May 31, 2016 and for the year ended August 31, 2015:

	May 31, 2016	August 31, 2015
	$	$
Beginning balance	265,530	461,294
Gross installments received	(91,718)	(135,403)
Interest included in above	18,176	36,089
Foreign exchange impact	2,508	(96,450)
Ending balance	194,496	265,530

The foreign exchange impact in above table is partially allocated into other comprehensive income (loss) and partially allocated into exchange gain (loss) on income statement.

Payments to be received over the next three fiscal years as follows:

	Principal	Interest	Total
	$	$	$

2016	25,711	4,766	30,477
2017	109,662	12,244	121,906
2018	59,123	1,779	60,902
	194,496	18,789	213,285

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2016 and 2015

4.   STOCKHOLDERS’ EQUITY

[a]   Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the nine months ended May 31, 2016, the Company issued 2,020,000 Units at a price of $0.25 per Unit for gross proceeds of $505,000 pursuant to a private placement.

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

[b]   Stock option plans

The Company has two existing stock option plan (the “Plan”), namely the 2006 Stock Option Plan and the 2015 Stock Option Plan, under which up to 7,750,000 shares of the common stock, has been reserved for issuance. A total of 2,053,181 common shares remain eligible for issuance under the Plan. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2016 and 2015

4.   STOCKHOLDERS’ EQUITY (cont’d.)

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of May 31, 2016, and changes during the period ended are presented below:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
Options	Shares	Exercise Price	Term	$
Outstanding at September 1, 2015	1,220,000	0.53	2.38	—
Granted	—	—	—	—
Forfeited	(270,000)	0.98	—	—
Exercised	—	—	—	—
Outstanding at May 31, 2016	950,000	0.40	1.83	—
Exercisable at May 31, 2016	575,000	0.40	1.37	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at May 31, 2016.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of May 31, 2016:

		Weighted
		Average
		Exercise
	Number of Options	Price
Non-vested options at September 1, 2015	736,250	0.90
Granted	—	—
Forfeited	(80,000)	1.70
Vested	(281,250)	0.40
Non-vested options at May 31, 2016	375,000	0.40

As of May 31, 2016, there was $49,607 of total unrecognized compensation cost related to non-vested share-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.98 years.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2016 and 2015

4.   STOCKHOLDERS’ EQUITY (cont’d.)

During the three and nine months ended May 31, 2016 and 2015, stock-based compensation expense has been reported in the condensed consolidated statement of operations and comprehensive income as follows:

	Three Months Ended		Nine months Ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
	$	$	$	$
Stock-based compensation:
General and administrative	7,152	5,249	21,455	13,171
Sales and marketing	3,266	587	9,798	5,389
Research and development	1,984	-	5,953	587
Total stock-based compensation	12,402	5,836	37,206	19,147

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

During the nine months ended May 31, 2016, the Company recognized compensation expense of $25,896 (2015 - $81,949) in salaries and wages on the condensed consolidated statement of operations and comprehensive income in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.2237 (2015 - $0.3937). The shares are held in trust by the Company for a period of one year from the date of purchase.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2016 and 2015

5.   COMMITMENTS

In December 2014, the Company entered into a sublease agreement commencing May 1, 2015 and expiring June 29, 2017 for a new premise with free occupation from December 2014 to April 2015. In February 2015 the sublease agreement was amended to include one extra month free occupation for May 2015 with rent payment starting June 1, 2015. The Company has fiscal year payments committed as follows:

$

2016	67,463
2017	224,878

During the three and nine months ended May 31, 2016, the Company incurred rent expense of $73,021 and $193,908, respectively (2015 - $63,989 and $230,038, respectively) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of operations and comprehensive income (loss). The rent expense during the nine months ended May 31, 2016 has included the allocation of rental payments on a straight-line basis.

In February 2015, the Company entered into a capital lease. The Company is committed to make payments under its capital leases for the remaining terms of the leases as follows:

$
2016	1,086
2017	6,513
2018	6,730
Total lease payments	14,329
Less: Amounts representing interest	(1,211)
Balance of obligation	13,118
Less: Current Less: Current portion	(5,151)
Long term portion	7,967

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2016 and 2015

6.   RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a family member of a former Director to provide project management service effective March 1, 2014. During the nine months ended May 31, 2016, the Company paid consulting fees of $Nil (2015 - $69,290) under this agreement. The family member’s service terminated at the end of May, 2015.

7.   INCOME TAX

The Company has adopted the provisions of ASC 740, Income taxes. This standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2015, the tax years which remain subject to examination by major tax jurisdictions as of May 31, 2016. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

7

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2016 and 2015

9.   NEW ACCOUNTING PRONOUNCEMENTS

Accounting Standards Not Yet Effective

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”) which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. On August 12, 2015, ASU 2015-14 was released to defer the effective date of ASU 2014-09 to be effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this new standard.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2016 and 2015

10.   CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended		Nine months Ended
	May 31,	May 31,	May 31,	May 31,
	2016	2015	2016	2015
	$	$	$	$
Play MPE®

North America	368,449	319,130	1,020,476	967,447
Europe	422,699	398,490	1,224,132	1,295,423
Australasia	69,345	78,295	201,388	216,148
Total Play MPE®	860,493	795,915	2,445,996	2,479,018
Clipstream ®

North America	15,009	7,494	41,124	22,654
Outside of North America	—	—	—	—
Total Clipstream ®	15,009	7,494	41,124	22,654

Total revenue	875,502	803,409	2,487,120	2,501,672

Revenue in the above table is based on location of the customer. Some of these customers have distribution centers located around the globe and distribute around the world. During the nine months ended May 31, 2016, the Company generated 42% of total revenue from one customer [2015 – 45%].

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at May 31, 2016, one customer represented $236,189 (50%) of the trade receivables balance [August 31, 2015 – one customer represented 59%].

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2016 AND MAY 31, 2015

Revenue

Total revenue for the nine months ended May 31, 2016 was $2,487,120, as compared to $2,501,672 for the nine months ended May 31, 2015. Play MPE® revenue currently accounts for 98% of the Company’s revenue. Adverse foreign exchange effects were offset by growth in Play MPE® revenue, resulting in a net 1.4% decline in Play MPE® revenue. Prior to negative impacts caused by the Australian Dollar and Euro falling relative to the US dollar, Play MPE revenue grew by approximately 5% in Australia, 1% in Europe and 5% in the United States. The growth in revenue in the United States is from the growth in Independent Label revenue, which grew by approximately 21%. During the nine months ended May 31, 2016, 50% of our Play MPE revenues were denominated in Euros and 8% were denominated in Australian Dollars (2015: 52% and 8%, respectively). Removing the effect of foreign exchange fluctuations, total Play MPE revenue during the nine months ended May 31, 2016 grew by 2.8%.

While Clipstream® revenue remains a small portion of the Company’s overall revenue, this segment grew by approximately 85%.

Operating Expenses

Overview

As our technologies and products are developed and maintained in-house, the majority of our expenditures are on salaries and wages and associated expenses; office space, supplies and benefits. Our operations are primarily conducted in Canada.

Overall costs dropped by 15.5% to $2,683,380 (2015 – $3,175,287) during the nine months ended May 31, 2016. The majority of this decline is result of favorable exchange rates, reduced staffing costs with a reduction in executive salaries and wages, recruiting and retrenchment costs, and a reduction in spending on public company expenditures. These savings are partially offset by a 124% increase in marketing costs and 113% increase in technology operating costs associated with subcontracting our infrastructure.

The Company maintains most of its financial reserves in Canadian dollars to mitigate the downside risk of adverse exchange rates.

General and administrative	31-May	31-May	$	%
	2016	2015	Change	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	247,997	362,793	(114,796)	(31.6%	)
Rent	22,892	38,151	(15,259)	(40.0%	)
Telecommunications	30,008	17,539	12,469	71.1%
Bad debt	4,211	3,380	831	24.6%
Office and miscellaneous	191,777	282,340	(90,563)	(32.1%	)
Professional fees	98,720	104,344	(5,624)	(5.4%	)
	595,605	808,547	(212,942)	(26.3%	)

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The decrease in wages and benefits is attributable to a reduction in director and officer compensation and a reduction caused by the devaluation of the Canadian dollar relative to the US dollar. The decrease in office and miscellaneous expenses is due to the termination of shareholder relations consulting agreements and related expenditures. The decrease in rent is due a reduction of one-time costs associated with the change in office lease in the comparative period.

Sales and marketing	31-May	31-May	$	%
	2016	2015	Change	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	594,475	892,522	(298,047)	(33.4%	)
Rent	58,892	86,666	(27,774)	(32.0%	)
Telecommunications	77,199	39,842	37,357	93.8%
Travel	25,471	38,377	(12,906)	(33.6%	)
Advertising and marketing	154,285	57,024	97,261	170.6%
	910,322	1,114,431	(204,109)	(18.3%	)

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The decrease in wages and benefits is mostly attributable to exchange rate fluctuations, a reduction in termination costs, as well as a small decrease in personnel. The increase in telecommunications expense is attributable to increased costs related to Amazon Web Services incurred to build a strong IT infrastructure platform. The increase in advertising and marketing expenses is related to an increased focus on online advertising of Clipstream® and Play MPE® to gain increased online exposure internationally.

Research and development	31-May	31-May	$	%
	2016	2015	Change	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	810,464	965,431	(154,967)	(16.1%	)
Rent	81,295	105,221	(23,926)	(22.7%	)
Telecommunications	106,567	48,372	58,195	120.3%
Research and development	15,356	4,907	10,449	212.9%
	1,013,682	1,123,931	(110,249)	(9.8%	)

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The decrease in wages and benefits is attributable to exchange rate fluctuations, a reduction in termination costs, as well as a small decrease in personnel. The increase in telecommunications expense is attributable to increased costs related to Amazon Web Services incurred to build a stronger IT infrastructure platform. The decrease in rent is due to decrease rent expenses in the current period as a result of on time costs associated with the change in office lease in the comparative period.

Amortization

Amortization expense arises from property and equipment, and from patents and trademarks. Amortization increased to $163,771 for the nine months ended May 31, 2016 from $128,378 for the nine months ended May 31, 2015, an increase of $35,393 or 28% as a result of capitalized leasehold improvements for our new office and software testing services purchased to improve product quality.

Other earnings and expenses

Interest income decreased to $17,057 for the nine months ended May 31, 2016 from $34,131 for the nine months ended May 31, 2015, a decrease of $17,074. The interest income is derived from the amount receivable pursuant to our previous litigation settlement. The decrease in interest income is the result of a lower settlement receivable balance from the settlement receivable being paid down over its term.

Net income (loss)

During the nine months ended May 31, 2016 we have net loss of $179,203 (2015 – $639,195) a reduction of approximately 72% compared to the prior year. The reduction in net loss is the result of a reduction in overall spending on rent, salaries and wages, and public company expenditures and favorable exchange rate fluctuations on expenses denominated in Canadian dollars, partially offset by increases in marketing and technology expenditures.

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

	2014 Q4	2015 Q1	2015 Q2	2015 Q3	2015 Q4	2016 Q1	2016 Q2	2016 Q3
	$	$	$	$	$	$	$	$
Net Income (Loss)	(74,059)	(56,309)	(364,457)	(218,429)	(957,451)	(101,007)	(75,383)	(2,813)
Amortization, stock based compensation and deferred leasehold inducement	44,102	42,982	60,799	123,911	85,222	53,608	57,404	64,630
Interest income	(13,961)	(13,046)	(12,045)	(9,482)	(8,214)	(6,122)	(6,033)	(4,902)
Income tax	17,000	—	—	—	842,000	—	—	—
Adjusted EBITDA	(26,918)	(26,373)	(315,703)	(104,000)	(38,443)	(53,521)	(24,012)	56,915

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $756,402 as at May 31, 2016 (August 31, 2015 – $387,316). We had working capital of $986,809 as at May 31, 2016 compared to working capital of $513,472 as at August 31, 2015. The increase in our working capital was mainly due to an increase in our cash balance as a result of a private placement during the first quarter, which generated gross cash proceeds of $505,000.

CASHFLOWS

Net cash provided by operating activities was $6,274 for the nine months ended May 31, 2016, compared to net cash used of $150,577 for the nine months ended May 31, 2015. The main reason for the decrease in net cash flows used in the operating activities was primarily due to a decrease in the net loss reported for the period, as a result of reduced operating expenses, partially due to favorable exchange rate fluctuations between the Canadian and US dollar, as most of our operating expenses are incurred in Canadian dollars, as well as other factors described above.

Net cash used in investing activities was $157,083 for the nine months ended May 31, 2016, compared to net cash used of $282,461 for the nine months ended May 31, 2015. Investing activities in the current period are largely attributable to software testing services and other software purchases aimed at improving product quality, as well as ongoing expenditures for patent applications.

The cash provided by financing activities was $496,360 for the nine months ended May 31, 2016, compared to $Nil for the nine months ended May 31, 2015. The change was the result of a private placement in the current period.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Not Yet Effective

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires an entity to recognize revenue depicting the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will also result in enhanced revenue related disclosures. ASU 2014-09 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017. We are currently evaluating the impact of the adoption of this new standard on our consolidated financial statements.

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

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar and the Euro to the United States dollar. During the nine months ended May 31, 2016, as a result of strength of the US dollars, the Company recognized negative impacts on revenue and positive impacts on operating expenses, for a net positive impact on reported net income as compared to the nine months ended May 31, 2015.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2016, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There are no changes in internal control over financial reporting during the three months ended May 31, 2016.

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

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/Steven Vestergaard______________________
Steven Vestergaard, President
Chief Executive Officer and Director
	Date:	July 15, 2016

/s/Frederick Vandenberg______________________
Frederick Vandenberg, Chief Financial Officer
	Date:	July 15, 2016