Form 10-K
period 2016-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2016-11-29
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended August 31, 2016

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
[   ] Yes        [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $10,616,336.

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of November 28, 2016 was 55,013,874.

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

ITEM 1.          BUSINESS.

OVERVIEW AND CORPORATE BACKGROUND

Destiny Media Technologies, Inc. was incorporated in August 1998 under the laws of the State of Colorado and the corporate jurisdiction was changed to Nevada effective October 8, 2014. We carry out our business operations through our wholly owned subsidiary, Destiny Software Productions Inc., a British Columbia company that was incorporated in 1992, MPE Distribution, Inc. a Nevada company that was incorporated in 2007 and Sonox Digital Inc. incorporated under the Canada Business Corporations Act in 2012. The “Company”, “Destiny Media”, “Destiny”, “we” or “us” refers to the consolidated activities of all four companies.

Our principal executive office is located at Suite 1110, 885 West Georgia Street, Vancouver, British Columbia V6C 3E8. Our telephone number is (604) 609-7736 and our facsimile number is (604) 609-0611.

Our common stock trades on TSX Venture Exchange in Canada under the symbol “DSY”, on the OTCQB U.S. (“OTCQB”) under the symbol “DSNY”, and on various German exchanges (Frankfurt, Berlin, Stuttgart and Xetra) under the symbol DME, WKN 935 410.

Our corporate website is located at http://www.dsny.com.

OUR PRODUCTS AND SERVICES

Destiny develops and markets services that enable the secure distribution of digital media content over the Internet. Destiny services are based around proprietary security, watermarking and instant play streaming media technologies.

1.          The Clipstream® Online Video Platform (OVP) is a self-service, high capacity, and high performance system, for encoding, hosting and reporting on video playback which can be embedded in third party websites or emails. Playback is currently through the Company’s proprietary JavaScript codec engine, which is only available on the internet through the Company. Support for other video playback technologies and new features are being built out for the solution. Until additional features are added, this product is marketed in a limited way and has incidental revenues.

The encoding and hosting platform also includes a solution for companies that intend to offer Clipstream® functionality within their own services. This offering is a “connector” that enables the integration of the encoding and rendering engine and the hosting back end into other solutions. An “Application Program Interface” (API) connects the same encoding and playback infrastructure used by the Company's cloud solution into their own software and web based solutions. The Company can target many niches with the API. Examples of potential applications we could target include realtors uploading video to their local real estate site, consumers uploading video to classified and dating sites, enabling online retailers to provide product videos to manufacturers, ISP's offering video to their own hosting customers and many others.

2.          The Clipstream® JavaScript codec engine was updated in October 2016 replacing a proprietary compression format the Company abandoned because of quality concerns. This new codec engine is based on the latest compression techniques from the next-generation HEVC standard, and is a significant improvement. It offers double the quality at a 62% bandwidth reduction from the previous proprietary codec. Similarly, it offers a large bandwidth improvement over H.264, the compression technology commonly used by other OVP solutions. As an example, video which would take 2.5 Mbps in H.264 (a format used by Youtube) only takes 1.8Mbps. This can lead to reduced costs, and less re-buffering for end users.

The unique software based approach to rendering video, is protected by over two dozen patents claiming initial priority to 2011 has a number of advantages over the more traditional approach of using plug-ins (for example, Flash), browser supported formats (for example, H.264) or installed chips. With the JavaScript codec approach, the Company can offer new features such as enhanced security, interactivity, and future proofing of their content. A new feature can be created and applied cross platform for all HTML5 compliant devices without a rollout period. This feature is currently only available as a component of the Clipstream® OVP solution but the Company will seek licensing opportunities in the future.

3.          The Play MPE® digital distribution service is used commercially by the recording industry to distribute new pre-release music and music videos to trusted recipients such as radio and press before that content is generally available for sale to the public.

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

While many clients are set up to manage and upload recipient lists, most rely on the proprietary Play MPE® network, which is quickly becoming a valuable asset to the industry. Our staff manages lists of recipients in various formats and those lists are made available to our customers using the Play MPE® system. The Play MPE® system provides Play MPE® staff with the feedback and resources necessary to manage and maintain this network of recipients which is not available with physical distribution or by smaller competitors. Customers select lists of recipients within the proprietary network based on music format and geography. In 2016 these lists were expanded to new territories, including Sweden and Denmark, and to include a list of music supervisors and influencers responsible for music selection for TV and Movie production was added. Expanding these lists allows customers to reach more recipients with each release increase the value of the Play MPE® system.

Staff who “encode” each release have control over the access rights, whether the system should automatically generate a template driven marketing email alert, whether the song should be locked to the recipient computer and which partner sites should have access to the content.

On the impact date, the “send” appears in the “available tracks” section of a recipient’s account. Recipients can access these tracks through proprietary iPhone, Mac and Windows based players, through a Direct to Web browser interface supporting playerless streaming and download, or through partner sites, including integration into reporting systems, radio automation systems, or through custom direct integration. Destiny's proprietary applications offer popular features, such as the ability to drag and drop to build and burn playlists to CD's for music meetings, the ability to convert and export into a wide variety of formats and to export metadata automatically into third party applications and solutions. In 2016 we made it even easier for decision makers in radio, press, TV, and film to use the Play MPE® service with a new secure streaming audio preview feature. The enhancement allows Play MPE® recipients to quickly hear a short preview of a song directly from the notification email without having to login.

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

Real time usage statistics for Play MPE® are available at: http://www.dsny.com/play-mpe-stats

Starting in July 2016 the first stage of a completely browser based encoder was launched. When all stages are complete, this system will be accessible on any computer without installation and will completely replace many of the current Windows based desktop tools. It is expected that this new solution will increase usage of Play MPE® by providing an easier to use, more intuitive experience, providing access to both Mac and PC users, providing new release creation workflows, and more configuration options. It also allows for easy translation to accelerate international expansion.

In 2016 all Play MPE® services were migrated to a cloud computing platform. Previously, the system was hosted at five server facilities (three in North America, one in Europe and one in Australia). This process required Destiny staff to manage multiple physical servers and operating systems at each location and to deal with remote hardware equipment maintenance. A large investment in infrastructure was required on an ongoing basis as storage arrays and servers were regularly replaced. Scalability was limited by physical real estate at the co-location facilities and access to electricity and cooling. The new approach increased Destiny's global server footprint by 1,500% with the ability to scale further in response to market demand. Audio encoding capacity increased 600%, and global streaming capacity increased 265%, allowing individual watermarks to be embedded faster. Server capacity is virtually unlimited and can respond to market demands. Migrating to a cloud platform provides the ability to scale automatically in response to market demand and expanded the logging and failover recovery services that ensure the system remains available. Other system features added since the migration to a cloud platform have enabled more rapid and proactive support of customer issues and leverage the latest cloud computing technologies to reduce the time required for the development and testing of new services.

We continue to invest in new development which should lead to higher usage.

BUSINESS DEVELOPMENT

Play MPE®

During the year ended August 31, 2016, we generated revenues of $3,337,813, of which 98% was derived from Play MPE®.

In November 2015, a new Play MPE logo and website were launched. The updated website focused on clearly communicating with customers.

Also in November 2015, a reselling partner was added in Scandinavia covering Denmark, Norway, Sweden, Finland, Iceland. Responsible for working with both existing and new clients within the industry they provide vital sales and service in the same language and time zone.

In July 2016, we announced the availability of a release creation tool for Play MPE®. This tool significantly reduces the time required for creating a release, making it easier for full-service Play MPE® customers to load their assets into the system and define the promotional content of their release. The new service also adds more detailed access to release history for full-service labels and promoters using the Play MPE® system.

Play MPE® staff regularly attend various industry conferences including:

September 2015	Christian Music Broadcasters Momentum 2015, Lake Buena Vista, FL
October 2015	CMJ Week, New York, NY
January 2016	Country Radio Seminar, Nashville, TN
April 2016	Momentum Summit, Nashville, TN
May 2016	Non COMM Conference, Philadelphia, PA
August 2016	FMQB Triple A Convention, Boulder, CO

Clipstream®

In October 2015, we announced the roll out of a fall release of the Clipstream including new features and back-end improvements for the cloud product, the introduction of technology for the advertising industry, and a new player API allowing third parties to build Clipstream® into their own offerings. An encoding API to further advance third party integration is in development. Since the previous release, a major focus on improving proprietary server management logic resulted in a 300% reduction in encoding operating costs while increasing customer satisfaction through responsiveness.

In October 2016, we announced that the latest generation of the compression engine powering the Clipstream® platform. The new compression engine, based on the HEVC standard, reduced bandwidth usage for the Clipstream® platform by over 62% and increased the highest resolution delivered by 78%. The video industry began work on HEVC, also known as H.265, as early as 2004 to replace H.264 and deliver higher quality video at lower bandwidth; however, the standard struggles to gain traction in the industry due to slow adoption by web browsers. Clipstream’s proprietary JavaScript playback overcomes this limitation and delivers the latest compression technologies to any browser without requiring special plug-ins or changes from browser developers.

Other improvements announced in October a new project organization that enables quick sorting of hosted videos into different projects to streamline organization and management for customers with thousands of videos. Also included in project organization was a new feature to apply the same settings across all videos within a project and by default, greatly increasing video workflow efficiency to get videos live to viewers as quickly and securely as possible. In addition to the new compression engine and project organization we also announced Clipstream® HD Audio support to provide audio with twice the sample rate of competing options and allow the playback of videos with higher than CD quality audio, a first in the online video platform industry.

Significant Customers

During the year ended August 31, 2016, we generated 42% of total revenue from one customer (2015 - one customer represented 45%).

OUR BUSINESS OPERATIONS

We lease approximately 9,106 square feet of office space, with the lease expiring in June of 2017, and we currently have 23 total employees, including 22 full time employees and 1 part time employee. Our employees include our President and Chief Executive Officer, Chief Financial Officer, two finance personnel, ten sales and technical support personnel, and eight software developers. We also employ contractors as needed.

In fiscal 2014, the Company began running many Clipstream® services on cloud systems owned by Google and Amazon. Because these services run on the latest hardware, are able to use non-standard networking and storage hardware for speed within the facility and because they are managed by dedicated experts in the hosting field, it was found that the Company could enjoy better performance, security, reliability and lower costs.

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

As of the end of fiscal 2015, all Clipstream® services were moved to AWS. In early 2016, the Company migrated all MPE® services to AWS and is currently completing the closure of most remaining co-located facilities.

This new outsourcing to AWS allows both Clipstream® and MPE® to scale rapidly as customer demand requires it, but then to automatically scale back in real time as demand reduces, matching costs closely to actual transactional usage and revenues

Research and Development

Total research and development expenditures for the year ended August 31, 2016 were $1,292,996 (2015: $1,376,386).

COMPETITION

Play MPE®

Play MPE® has regional competitors with limited global presence and limited functionality while Play MPE® has major label use globally. A network effect entrenches the system, as it is difficult for any single user to switch to an alternative without the entire industry switching. The system was built to facilitate sharing of assets and content with regional subsidiaries and affiliates of our major label customers. This allows local representatives to localize the release resulting in costs savings and efficiencies not available in competing solutions. The player software is available in 27 languages.

Play MPE® has several advantages over physical distribution (mail, courier or hand delivery) of manufactured CD’s. Digital distribution through Play MPE® is faster, less expensive, more reliable, more secure, provides additional real time and more accurate reporting of usage, provides a great deal of added functionality and provides the error free and automatic transmission of “metadata”. Metadata includes International Standard Recording Codes (ISRC) – which is a standard code for uniquely identifying sound recordings and music video recordings - song and artist names, beats per minute, release and impact dates, etc. The automatic transmission of this metadata reduces the time required for manual data entry into radio automation software on the receiving side and eliminates inaccuracies in royalty reporting. This benefits labels who want to be in third party databases as the transmission of this data is immediate and reliable.

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

Clipstream®

The online video platform market is relatively crowded with at least three dozen large competitors in North America alone. It is a growing market with strong margins, recurring revenues and “sticky” customers. Competitors include Youtube, Vimeo, Kaltura, Brightcove, Ooyala, and many others.

To address this market, we are using our expertise in security and high volume hosting, where reliability is important, to build out world-class back end infrastructure. This infrastructure is implemented has a software layer on top of Amazon's AWS server network, creating a partially proprietary distribution network based on their hardware.

In addition to the back-end infrastructure, we are building out features to better fit additional customer workflows and adding support for standards based codec solutions in addition to our proprietary JavaScript codec solution. Our strategic goal is to be a best of breed provider in the OVP industry across a variety of verticals.

Additional differentiation from competition will come from our JavaScript codec engine based on the HEVC standard. As a software solution, we are able to offer new video compression techniques, such as parts of the next generation HEVC standard, that cannot be supported elsewhere. Beyond compression techniques, other online video distribution features like increased security, more flexible playback, future proofing – ensuring videos can play back without re-encoding in the future - and custom requests from customers can be more easily implemented. Customer driven custom features can be developed and rolled out instantly cross platform as the software requires only standard HTML support from the browser. For example, we have built in support for a 96 KHz audio sampling rate which is much higher fidelity than CD's 44.1 KHz, this allows us to offer a unique competitive differentiation to music industry customers.

The newest generation of the JavaScript codec was launched on October 4, 2016 and is commercially available as part of the OVP, but is not being marketed yet as memory, CPU and timing issues on resource limited devices are being addressed.

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

We have a developed a watermarking technology which can uniquely identify the individual who originally accessed a particular song. Our watermark is unique as it can be embedded and identified rapidly, it is inaudible, it survives on air broadcast, compression and conversion to other formats and is virtually impossible to remove. Our watermarking technology is used in the Play MPE® distribution system when songs are exported or when streaming a track. Other watermarking technologies are slow and provide a trade-off between a destruction of audio quality and the ease that they can be filtered out. When the original patent claims were granted in the US, the Company filed a set of new additional, broader claims in a continuation application in Canada and the US to further protect the technology.

3.	Cross Platform Streaming Video “Script Based Video Rendering”
	a.	US Patents No. 9143826, 9137567, 9215499, 9380338, 9432726 and 9432727
	b.	South Africa Patent No. 2014/01618d
	c.	Singapore Patent No. 2014008775
	d.	Pending US application No. 13/517574 (publication No. US-2013-0044823)
	e.	Pending Canadian patent application No. 2843766
	f.	Pending China (Publication No. CN 103891303/Application No. 201280050754.7)
	g.	Pending Europe (Publication No. 2745526/Application No. 12824114.8)
	h.	Pending Japan (Application No. 2014-525268)
	i.	Pending Australia (Application No. 2012297524)
	j.	Pending India (Application No. 1961/DELNO/2014)
	k.	Pending Israel (Publication No. WO2013/023287/Application No. 230898)
	l.	Pending New Zealand (Application No. 622065)
	m.	Pending Russian Federation (Application No. 2014110047)
	n.	Pending Hong Kong (Application No. 14112896.4)
	o.	Pending Cooperation Treaty (Application No. PCT/CA2012/05034)

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
Published: USA

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

98% of our revenue is generated from our Play MPE® distribution service. Competitors may arise and/or customers may not renew distribution contracts. This factor could cause our revenue to decrease with the result that our financial condition and operating results would be adversely affected. Competitors have been small, regionally based, have limited resources, and have yet to capture a material share of the market. If a competitor were to develop a comparable or superior product, our market share could be reduced.

If we are not able to control our operating expenses, then our financial condition may be adversely affected.

Operating expenses were $3,547,196 for the year ended August 31, 2016 and $4,120,550 for the year ended August 31, 2015 while our revenue was $3,337,813 for the year ended August 31, 2016 and $3,323,537 for the year ended August 31, 2015. Our ability to achieve profitability is conditional upon our ability to control our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

None

ITEM 2.          PROPERTIES.

Our head office is located in leased premises at Suite 1110, 885 Georgia Street, Vancouver, British Columbia, Canada V6C 3E8. Our principal business operations are carried out from our head office. Our leased premises consist of approximately 9,106 square feet. We pay rent of approximately $29,367 Canadian (equal to approximately $22,154 US) per month. The lease expires June 29, 2017. We consider our leased premises adequate for our current business purposes.

ITEM 3.          LEGAL PROCEEDINGS.

On November 8, 2011, the Company was served with a Notice of Civil Claim in the Supreme Court of British Columbia from Noramco Capital Corporation for $100,000. The claim asserts that the Company has repudiated a subscription agreement entered into in August 2000. Management believes the claim is without merit and that the likelihood that the outcome of this matter will have a material adverse impact on its result of operations, cash flows and financial condition of the Company is remote. The Company has filed a counterclaim against Noramco and R. A. Bruce McDonald, for damages arising from a proposed private placement in 2000 that did not close.

ITEM 4.          MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares are currently trading on the OTCQB under the stock symbol DSNY. The first day on which the Company’s shares were traded under the stock symbol DSNY on the OTC Bulletin Board was June 26, 2000. On August 18, 2011, Destiny Media began trading on OTCQX. The high and the low trading prices for our shares for each quarter of the last two fiscal years were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2015	$0.78	$0.40
2nd Quarter 2015	$0.49	$0.28
3rd Quarter 2015	$0.76	$0.25
4th Quarter 2015	$0.40	$0.15
1st Quarter 2016	$0.50	$0.15
2nd Quarter 2016	$0.26	$0.17
3rd Quarter 2016	$0.34	$0.15
4th Quarter 2016	$0.30	$0.16

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Our shares have traded on the TSX Venture Exchange under the symbol “DSY” since October 12, 2010.

Holders of Common Stock

As of November 28, 2016 our shareholders’ list for our common stock showed 60 registered shareholders and 55,013,874 shares of our common stock outstanding.

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

ITEM 6.          SELECTED FINANCIAL DATA.

			Fiscal Year
(Expressed in US dollars)	2016	2015	2014	2013	2012
Continuing Operations:
Service revenue	$3,337,813	$3,323,537	$3,572,376	$3,679,029	$3,983,789
Income(loss) from operations	$(209,383)	$(797,013)	$(368,783)	$235,879	$719,678
Net income (loss)	$(188,251)	$(1,596,646)	$(324,399)	$226,014	$563,003
Net income (loss) per common share, basic and diluted	$(0.00)	$(0.03)	$(0.01)	$0.00	$0.01

Balance Sheet:
Working capital	$1,125,289	$513,472	$1,476,767	$1,842,538	$1,641,032
Total assets	$1,850,876	$1,537,190	$3,401,206	$3,657,656	$3,793,002
Long-term liabilities	6,472	12,071	-	-	-
Stockholders’ equity	$1,488,405	$1,102,434	$3,002,647	$3,283,007	$3,280,935

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2016 AND 2015

Revenue

Total revenue for the year ended August 31, 2016 increased by 0.5% over the same period in the prior year to $3,337,813 (2014 – $3,323,537). The increase was due to an increase in Clipstream® revenue while Play MPE® revenue remained consistent with the prior year. Play MPE® experienced growth in United States independent label revenue throughout the year, while growth in European independent label revenue occurred in the last quarter with the addition of recipient lists in Norway and Sweden and the addition of resellers in northern Europe. Growth in Play MPE® revenue was offset by a decline in major label revenue in the US and unfavorable exchange rates.

Approximately 50% of our Play MPE® revenue is denominated in Euros, 42% is denominated in US Dollars and 8% is denominated in Australia Dollars for the year ended August 31, 2016.

Approximately 2% of our revenues are derived from sales of our Clipstream® software. Our management is focused on increasing sales, marketing and support resources on our new Clipstream® generation to increase revenue.

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

During the year ended August 31, 2016, while exchange rates resulted in adverse impacts to overall revenue, the strengthening of the US dollar relative to the Canadian dollar resulted in a favorable impact on costs. The Company maintains most of its financial reserves in Canadian dollars to mitigate the downside risk of adverse exchange rates.

Overall costs dropped by 13.9% to $3,547,196 (2015 – $4,120,550) during the year ended August 31, 2016. The decline is result of favorable exchange rates, reduced staffing costs with a reduction in executive salaries and wages, recruiting and retrenchment costs, and a reduction in spending on public company expenditures. These savings are partially offset by a 105% increase in marketing costs, an 83% increase in technology related costs with our continued transition to outsourcing infrastructure costs, and an increase in development operating costs associated with subcontracting our infrastructure.

General and administrative	31-Aug	31-Aug	$	%
	2016	2015	Change	Change
	(12 months)	(12 months)
	$	$
Wages and benefits	358,424	611,373	(252,949)	(41.4%	)
Rent	34,751	47,052	(12,301)	(26.1%	)
Telecommunications	43,883	26,237	17,646	67.3%
Bad debt	3,052	1,659	1,393	84.0%
Office and miscellaneous	243,160	296,225	(53,065)	(17.9%	)
Professional fees	119,163	136,922	(17,759)	(13.0%	)
	802,433	1,119,468	(317,035)	(28.3%	)

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

Sales and marketing	31-Aug	31-Aug	$	%
	2016	2015	Change	Change
	(12 months)	(12 months)
	$	$
Wages and benefits	862,611	1,067,831	(205,220)	(19.2%	)
Rent	89,225	110,100	(20,875)	(19.0%	)
Telecommunications	112,669	61,395	51,274	83.5%
Travel	32,967	51,080	(18,113)	(35.5%	)
Advertising and marketing	162,912	151,427	11,485	7.6%
	1,260,384	1,441,833	(181,449)	(12.6%	)

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The decrease in wages and benefits is mostly attributable to exchange rate fluctuations, a reduction in termination costs, as well as a small decrease in personnel during the year. The increase in telecommunications expense is attributable to increased costs related to Amazon Web Services incurred to build a strong IT infrastructure platform. The increase in advertising and marketing expenses is related to an increased focus on online advertising of Clipstream® and Play MPE® during the first half of the year, to gain increased online exposure internationally.

Research and development	31-Aug	31-Aug	$	%
	2016	2015	Change	Change
	(12 months)	(12 months)
	$	$
Wages and benefits	940,982	1,158,311	(217,329)	(18.8%	)
Rent	98,311	132,765	(34,454)	(26.0%	)
Telecommunications	124,144	74,033	50,111	6.7%
Research and development	129,559	11,277	118,282	1,048.9%
	1,292,996	1,376,386	(83,390)	(6.1%	)

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The decrease in wages and benefits is attributable to exchange rate fluctuations, a reduction in termination costs, as well as a small decrease in personnel during the year. The increase in telecommunications expense is attributable to increased costs related to Amazon Web Services incurred to build a stronger IT infrastructure platform. The decrease in rent is due to decrease rent expenses in the current period as a result of on time costs associated with the change in office lease in the comparative period. The increase in research and development costs is attributable to testing and consultation associated with testing the quality and functionality of new Clipstream® applications and Play MPE®.

Depreciation and Amortization

Depreciation and amortization expense arose from fixed assets and other assets. Depreciation and amortization increased to $191,383 for the fiscal year ended August 31, 2016 from $182,863 for the fiscal year ended August 31, 2015, an increase of $8,520 or 4.7% .

Other earnings and expenses

Interest income decreased to $21,132 for the year ended August 31, 2016 from $42,787 for the year ended August 31, 2015, a decrease of $21,655. The interest income is derived from the amount receivable pursuant to our previous litigation settlement. The decrease in interest income is the result of a lower settlement receivable balance from the settlement receivable being paid down during the year, as well as foreign currency exchange fluctuations.

Income Taxes

During the year ended August 31, 2016 the Company recorded income tax expense of $Nil (August 31, 2015 - $842,000) to reduce our deferred tax assets. The decrease in deferred income tax expense is associated with the derecognition of deferred tax assets during the year ended August 31, 2015, as a result of the Company’s net losses. The Company currently pays no current income tax as a result of realizing no taxable income.

Net Loss

During the year ended August 31, 2016, loss from operations decreased by 74% to $209,383 (August 31, 2015 - $797,013). Net loss decreased by 88% to $188,251 (August 31, 2015 - $1,596,646). The decrease in net loss is primarily due to decreased operating costs related to a reduction in staffing costs, a reduction in spending on public company expenditures and a decrease in deferred income tax expense as a result of recognizing a valuation allowance against deferred tax assets in the comparative period.

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

The following is a reconciliation of net income from operations to Adjusted EBITDA:

	31-Aug	31-Aug
	2016	2015
Net loss	$(188,251)	$(1,596,646)
Interest income and expenses	(21,132)	(42,787)
Deferred income tax expense	-	842,000
Depreciation and amortization	191,383	182,863
Stock based compensation	49,608	60,807
Deferred leasehold inducement	(34,255)	69,244
Adjusted EBITDA	$(2,647)	$(484,519)

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $662,743 as at August 31, 2016 compared to cash of $387,316 as at August 31, 2015. We had working capital of $1,125,289 as at August 31, 2016 compared to $513,472 as at August 31, 2015. The increase in our working capital was due to a decrease in our net loss, offset by an increase in accounts receivable and a decrease in accounts payable, and from proceeds from a private placement completed in October, 2015.

We had $640,456 in cash held outside of the United States, and there is no intent to repatriate this cash at this time. Should we decide to repatriate in the future, taxes may need to be accrued and paid.

Cash Flows

Net cash used in operating activities was $162,819 for the year ended August 31, 2016, compared to net cash used of $69,562 for the year ended August 31, 2015. As of the date of this report, we have collected approximately 93% of the accounts receivable balance at August 31, 2016.

The cash used in investing activities was $73,097 for the year ended August 31, 2016, compared to $338,091 for the year ended August 31, 2015. The decrease in net cash used in investing activities was largely attributable to the leasehold improvements for our new office in the comparative period.

The cash provided by financing activities was $489,943 for the year ended August 31, 2016 compared to net cash used of $2,240 for the year ended August 31, 2015. The change was the result of a private placement in the current period.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”) in August 2015. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) in March 2016, ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) in April 2016, and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), respectively. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-10 clarifies guideline related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The updates in ASU 2016-10 include targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders. It seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as ASU 2014-09. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 on our consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not expect the adoption of ASU 2015-17 to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early application of the amendments in ASU 2016-02 is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

Item 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted, to the extent they are not hedged, by the rise and fall of the relative values of the Canadian dollar to these currencies. During the year, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company realized an overall positive impact on net income through favorable impacts on expenses outweighing negative impacts on total revenue.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Audited Consolidated Financial Statements for the Years Ended August 31, 2016 and 2015:

1.	Report of Independent Registered Public Accounting Firm – BDO Canada LLP;
2.	Consolidated Balance Sheets as at August 31, 2016 and 2015;
3.	Consolidated Statement of Comprehensive Income for the Years Ended August 31, 2016 and 2015;
4.	Consolidated Statement of Changes in Stockholders' Equity for the Years Ended August 31, 2016 and 2015;
5.	Consolidated Statement of Cash Flows for the Years Ended August 31, 2016 and 2015;
6.	Notes to Consolidated Financial Statements.

Consolidated Financial Statements

Destiny Media Technologies Inc.
August 31, 2016 and 2015
(Expressed in United States dollars)

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Destiny Media Technologies Inc.
Vancouver, Canada

We have audited the accompanying consolidated balance sheets of Destiny Media Technologies Inc. as of August 31, 2016 and 2015 and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Destiny Media Technologies at August 31, 2016 and 2015, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO CANADA LLP

Chartered Professional Accountants

Vancouver, Canada
November 28, 2016

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS

As at August 31,	(Expressed in United States dollars)

	2016	2015
	$	$

ASSETS
Current
Cash and cash equivalents	662,743	387,316
Accounts receivable, net of allowance for doubtful accounts of $4,049 [2015 – $6,058] [note 10]	628,135	399,148
Other receivables	15,051	15,471
Current portion of long term receivable [note 3]	113,834	98,180
Prepaid expenses	61,525	36,042
Total current assets	1,481,288	936,157
Deposits	22,978	32,222
Long term receivable [note 3]	61,642	167,350
Property and equipment, net [note 4]	284,968	401,461
Total assets	1,850,876	1,537,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	108,157	139,879
Accrued liabilities	190,077	189,672
Deferred leasehold inducement	28,962	63,217
Deferred revenue	23,563	24,712
Obligation under capital lease – current portion [note 7]	5,240	5,205
Total current liabilities	355,999	422,685
Obligation under capital lease – long term portion [note 7]	6,472	12,071
Total liabilities	362,471	434,756

Commitments and contingencies [notes 7 and 9]
Stockholders’ equity
Common stock, par value $0.001 [note 5]
Authorized: 100,000,000 shares Issued and outstanding: 55,013,874 shares [2015 – issued and outstanding 52,993,874 shares]	55,014	52,994
Additional paid-in capital	9,666,080	9,122,132
Accumulated deficit	(7,896,312)	(7,708,061)
Accumulated other comprehensive (loss)	(336,377)	(364,631)
Total stockholders’ equity	1,488,405	1,102,434
Total liabilities and stockholders’ equity	1,850,876	1,537,190

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

Years ended August 31,	(Expressed in United States dollars)

	2016	2015
	$	$

Service revenue [note 10]	3,337,813	3,323,537

Operating expenses
General and administrative	802,433	1,119,468
Sales and marketing	1,260,384	1,441,833
Research and development	1,292,996	1,376,386
Depreciation and amortization	191,383	182,863
	3,547,196	4,120,550
Loss from operations	(209,383)	(797,013)
Other income (expenses)
Interest income	21,132	42,787
Other income (expenses)	—	(420)
Loss before provision for income taxes	(188,251)	(754,646)
Income tax expense - deferred [note 6]	—	(842,000)

Net loss	(188,251)	(1,596,646)

Foreign currency translation adjustments	28,254	(364,374)

Total comprehensive loss	(159,997)	(1,961,020)

Net loss per common share, basic and diluted	(0.00)	(0.03)

Weighted average common shares outstanding:
Basic	54,737,918	52,993,874
Diluted	54,737,918	52,993,874

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended August 31,	(Expressed in United States dollars)

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	Income (loss)
	#	$	$	$	$	$
Balance, August 31, 2014	52,993,874	52,994	9,061,325	(6,111,415)	(257)	3,002,647
Total comprehensive income (loss)	—	—	—	(1,596,646)	(364,374)	(1,961,020)
Stock compensation	—	—	60,807	—	—	60,807
Balance, August 31, 2015	52,993,874	52,994	9,122,132	(7,708,061)	(364,631)	1,102,434
Total comprehensive income (loss)	—	—	—	(188,251)	28,254	(159,997)
Common stock issued pursuant to private placement	2,020,000	2,020	502,980	—	—	505,000
Less: share issuance costs	—	—	(8,640)	—	—	(8,640)
Stock based compensation – Note 5	—	—	49,608	—	—	49,608
Balance, August 31, 2016	55,013,874	55,014	9,666,080	(7,896,312)	(336,377)	1,488,405

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended August 31,	(Expressed in United States dollars)

	2016	2015
	$	$

OPERATING ACTIVITIES
Net loss	(188,251)	(1,596,646)
Items not involving cash:
Depreciation and amortization	191,383	182,863
Stock-based compensation	49,608	60,807
Deferred leasehold inducement	(34,354)	69,244
Deferred income taxes	—	842,000
Unrealized foreign exchange	(9,182)	26,247
Changes in non-cash working capital:
Accounts receivable	(223,238)	54,412
Other receivables	537	53,500
Prepaid expenses and deposits	(15,517)	89,339
Accounts payable	(31,251)	18,497
Accrued liabilities	(1,496)	24,185
Deferred revenue	(1,328)	6,676
Long term receivable	100,270	99,314
Net cash used in operating activities	(162,819)	(69,562)

INVESTING ACTIVITY
Purchase of property and equipment	(73,097)	(338,091)
Net cash used in investing activity	(73,097)	(338,091)

FINANCING ACTIVITIES
Common stock issued on private placement, net	496,360	—
Payments under capital lease obligations	(6,417)	(2,240)
Net cash provided by (used in) financing activities	489,943	(2,240)

Effect of foreign exchange rate changes on cash	21,400	(192,798)

Net increase (decrease) in cash and cash equivalents during the year	275,427	(602,691)
Cash and cash equivalents, beginning of year	387,316	990,007
Cash and cash equivalents, end of year	662,743	387,316

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—
Equipment acquired through capital lease obligations	—	21,150

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

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

August 31, 2016 and 2015

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

August 31, 2016 and 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Long-lived assets

Long-lived assets held for use are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Impairment is measured by a two-step process: Step 1) the carrying amount of the asset is compared with its estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition. If the carrying amount is lower than the undiscounted future cash-flows, no impairment loss is recognized. Step 2) if the carrying amount is higher than the undiscounted future cash-flows then an impairment loss is measured as the difference between the carrying amount and fair value which may be based on internally developed discounted cash flow estimates, quoted market prices, when available, or independent appraisals. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of August 31, 2016, there were no impairment indicators present.

Litigation and settlement costs

From time to time, we may be involved in disputes, litigation and other legal actions. In accordance with ASC 450, Contingencies, we record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

During the year ended August 31, 2016, the Company incurred approximately $Nil (2015: $8,000) in professional legal fees in connection with legal actions against the Company and legal actions initiated by the Company. These costs are expensed as incurred and are recorded as a component of general and administrative expenses.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

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

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization is taken over the estimated useful lives of the assets and is calculated using the following rates, and methods, commencing upon utilization of the assets:

Furniture and fixtures	20%
Computer hardware	30%
Computer software	50%
Leasehold improvements	Straight-line over lease term
Patents, trademarks and lists	Straight-line over 3 years

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

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

Advertising

Advertising costs are expensed as incurred and totaled $769 and $94,346 during the years ended August 31, 2016 and 2015, respectively.

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

August 31, 2016 and 2015

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2016, the tax years which remain subject to examination by major tax jurisdictions. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

	Year Ended
	August 31,	August 31,
	2016	2015
	$	$
Net income (loss)	(188,251)	(1,596,646)
Weighted average common shares outstanding	54,737,918	52,993,874
Diluted weighted average common shares outstanding	54,737,918	52,993,874

At August 31, 2016, the Company had 950,000 outstanding options exercisable at $0.40 and 1,010,000 outstanding warrants exercisable at $0.30. Those outstanding options and warrants were not included in the computation of diluted EPS because to do so would have been anti-dilutive due to a loss from operations.

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

August 31, 2016 and 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

Accounting Standards Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”) in August 2015. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Further to ASU 2014-09 and ASU 2015-14, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”) in March 2016, ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) in April 2016, and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), respectively. The amendments in ASU 2016-08 clarify the implementation guidance on principal versus agent considerations, including indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. ASU 2016-10 clarifies guideline related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The updates in ASU 2016-10 include targeted improvements based on input the FASB received from the Transition Resource Group for Revenue Recognition and other stakeholders. It seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. Additionally, the amendments in this ASU provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as ASU 2014-09. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 on our consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting. Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not expect the adoption of ASU 2015-17 to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this update create Topic 842, Leases, and supersede the leases requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The main difference between Topic 842 and Topic 840 is the recognition of lease assets and lease liabilities for those leases classified as operating leases under Topic 840. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in the statement of comprehensive income and the statement of cash flows is largely unchanged from previous GAAP. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. Early application of the amendments in ASU 2016-02 is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

3. LONG TERM RECEIVABLE

In a prior year, the Company agreed to settle litigation with an unrelated party. Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012 and ending on February 28, 2018. The balance is due to be paid in equal monthly installments of $14,050AUD until the end of the obligation. The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a registered charge against real estate located in Australia. As of August 31, 2016, installments of US$744,266, including interest of US$218,659, have been received ($830,600AUD and $239,036AUD, respectively).

The following table summarizes the changes regarding the carrying value of the remaining receivable balance during the year ended August 31, 2016 and covering the period of September 1, 2015 to August 31, 2016:

	2016	2015
	$	$
Beginning balance	265,530	461,294
Gross installments received	(123,442)	(135,403)
Interest included in above	23,172	36,089
Foreign exchange impact	9,946	(96,450)
Ending balance	175,206	265,530

The foreign exchange impact in the above table is partially allocated into other comprehensive income (loss) and partially allocated into exchange gain (loss) on income statement.

Payments to be received over the next two fiscal years are as follows:

	Principal	Interest	Total
	$	$	$

2017	113,834	12,709	126,543
2018	61,372	1,847	63,219
	175,206	14,556	189,762

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

4. PROPERTY AND EQUIPMENT

		Accumulated	Net book
	Cost	amortization	value
	$	$	$
2016
Furniture and fixtures	160,766	110,261	50,505
Computer hardware	224,278	165,133	59,145
Computer software	212,896	171,993	40,903
Patents, trademarks and lists	344,322	234,306	110,016
Leasehold improvement	68,316	43,917	24,399
	1,010,578	725,610	284,968
2015
Furniture and fixtures	159,507	96,870	62,637
Computer hardware	449,547	369,826	79,721
Computer software	211,229	130,063	81,166
Patents and trademarks	279,415	154,737	124,678
Leasehold improvement	67,781	14,522	53,259
	1,167,479	766,018	401,461

Depreciation and amortization for the year ended August 31, 2016 was $191,383 (2015: $182,863)

5. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

2016

During the year ended August 31, 2016, the Company issued 2,020,000 Units at a price of $0.25 per Unit for gross proceeds of $505,000 pursuant to a private placement with issuance costs of $8,640.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

5. STOCKHOLDERS’ EQUITY (cont’d.)

2015

During the year ended August 31, 2015, no shares were issued.

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

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of August 31, 2016 and 2015, and changes during the years ended are presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at September 1, 2014	545,000	0.95	2.55	67,500
Granted	1,100,000	0.40	—	—
Expired	(425,000)	0.74	—	—
Outstanding at August 31, 2015	1,220,000	0.53	2.38	—
Granted	—	—	—	—
Forfeited	(270,000)	0.98	—	—
Expired	—	—	—	—
Outstanding at August 31, 2016	950,000	0.40	1.58	—
Exercisable at August 31, 2016	668,750	0.40	0.96	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at August 31, 2016.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of August 31, 2016:

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

5. STOCKHOLDERS’ EQUITY (cont’d.)

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
		$
Non-vested options at August 31, 2014	320,000	0.23
Granted	1,100,000	0.08
Forfeited	(200,000)	0.22
Vested	(483,750)	0.08
Non-vested options at August 31, 2015	736,250	0.09
Granted	-	-
Forfeited	(80,000)	0.17
Vested	(375,000)	0.08
Non-vested options at August 31, 2016	281,250	0.08

As of August 31, 2016, there was $37,206 of total unrecognized compensation cost related to non-vested share-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.73 years.

Subsequent to August 31, 2016, 100,000 stock purchase options exercisable at $0.40 were forfeited.

During the year ended August 31, 2016, the total stock-based compensation expense of $49,608 is reported in the statement of comprehensive loss as follows:

	2016	2015
	$	$
Stock-based compensation
General and administrative	28,608	45,387
Sales and marketing	13,063	12,849
Research and development	7,937	2,571
Total stock-based compensation	49,608	60,807

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

5. STOCKHOLDERS’ EQUITY (cont’d.)

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2016	2015
	$	$
Expected term of stock options (years)	—	1.0-1.96
Expected volatility	—	88-97%
Risk-free interest rate	—	0.29%-0.66%
Dividend yields	—	—
Weighted average grant date fair value	—	$0.08

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

During the year ended August 31, 2016, the Company recognized compensation expense of $37,304 (2015: $93,569) in salaries and wages on the statement of operations in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.23 (2015: $0.37) . The shares are held in trust by the Company for a period of one year from the date of purchase.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

5. STOCKHOLDERS’ EQUITY (cont’d.)

[d] Warrants

As at August 31, 2016, the Company has the following common stock warrants outstanding:

	Number of			Aggregate
	Common	Exercise	Date	Intrinsic
	Shares	Price	of	Value
	Issuable	$	Expiry	$
$0.30 Warrants	1,010,000	0.30	October 20,2017	—
	1,010,000			—

The Company will have the right to accelerate the expiry date of all of the warrants if, at any time, the average closing price of the Company’s common shares is equal to or greater than $1.25 for 20 consecutive trading days. In the event of acceleration, the expiry date will be accelerated to a date that is 30 days after the Company issues a news release announcing that it has elected to exercise this acceleration right.

All of the common stock warrants were issued in connection with the private placement transaction described in Note 5[a].

The warrants were classified as equity at the date of issuance. They contained no provision that would require liability classification. Accordingly, they were classified as equity at the date of issuance and included in additional paid in capital. The proceeds were not bifurcated between the value of the share and the warrant as the amount is contained within additional paid in capital. The Company applied its best judgment to estimate key assumptions in determining the fair value of the warrants on the date of issuance. The Company used historical data to estimate stock volatilities. The risk-free rates are consistent with the terms of the warrants and are based on the United States Treasury yield curve in effect at the time of issuance.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

6. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34.0% and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 26%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company’s income tax expense is as follows:

	2016	2015
	$	$

Tax at U.S. statutory rates	(64,000)	(257,000)

Permanent differences	2,000	2,000
Stock option compensation	17,000	21,000
Effect of lower foreign tax in Canada	18,000	46,000
Effect of research tax credits claims filed in respect of prior years	(36,000)	(175,000)
Foreign exchange and other adjustments	25,000	365,000
Change in valuation allowance	38,000	840,000
Provision for deferred income taxes	—	842,000

Included in other adjustments and change in valuation allowance for the year ended August 31, 2016 is $(15,000) (2015: $341,000) for the effect of changes in foreign exchange rates and $40,000 (2015: $24,000) in respect of a change in estimates and provisions.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

6. INCOME TAXES (cont’d.)

Significant components of the Company’s deferred tax assets as of August 31 are as follows:

	2016	2015
	$	$
Deferred tax assets:
Net operating loss carryforwards	1,324,000	1,251,000
Excess of book over tax depreciation	501,000	437,000
Tax Credit Carryforwards	1,220,000	1,319,000
Total deferred tax asset	3,045,000	3,007,000
Valuation allowance	(3,045,000)	(3,007,000)
Net deferred tax asset	—	—

Net income (loss) before income tax by geographic region is as follows:

	2016	2015
	$	$

United States	86,193	(143,538)
Canada	(274,444)	(611,108)
	(188,251)	(754,646)

If not utilized to reduce future taxable income, the Company’s net operating loss carryforwards will expire as follows:

	Canada	United States
	$	$
2021 and thereafter	557,000	3,469,000
	557,000	3,469,000

If not utilized to reduce future taxable payable, the Company’s investment tax credit carryforwards will expire as follows:

	Canada	United States
	$	$
2028 and thereafter	1,220,000	—
	1,220,000	—

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

7. COMMITMENTS

In December 2014, the Company entered into a sublease agreement commencing May 1, 2015 and expiring June 29, 2017 for a new premise with free occupation from February 2015 to April 2015. In February 2015 the sublease agreement was amended to include one extra month free occupation for May 2015 with rent payment starting June 1, 2015. The Company has fiscal year payments committed as follows:

$

2017	221,543

During the year ended August 31, 2016 the Company incurred rent expense of $222,287 (2015 - $289,917) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of operations and comprehensive income (loss). The rent expense during the year ended August 31, 2016 has included the allocation of rental payments on a straight-line basis.

In February 2015, the Company entered into a capital lease. The Company is committed to make payments under its capital leases for 4 year terms of the leases as follows:

$
2015	2,705
2016	7,032
2017	5,950
2018	6,708
Total lease payments	22,395
Less: Amounts paid	9,737
Total lease payable	12,658
Less: Amounts representing interest	(946)
Balance of obligation	11,712
Less: Current portion	(5,240)
Long term portion	6,472

8. RELATED PARTY TRANSACTIONS

The Company entered into a consulting agreement with a family member of a Director to provide project management service effective March 1, 2014. During the year ended August 31, 2016, the Company paid consulting fees of $Nil (2015 - $68,011) under this agreement. The family member's service terminated at the end of May 2015.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

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

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	2016	2015
	$	$

Play MPE®
United States	1,379,240	1,314,553
Europe	1,628,897	1,695,042
Australia	274,501	285,230
Total Play MPE® Revenue	3,282,638	3,294,825

Clipstream ®
United States	55,175	28,712
Total Clipstream ® Revenue	55,175	28,712

Total Revenue	3,337,813	3,323,537

Revenue in the above table is based on location of the customer’s billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the year ended August 31, 2016, the Company generated 42% of total revenue from one customer [2015 - one customer represented 45%].

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at August 31, 2016, one customer represented $354,459 (63%) of the trade receivables balance [2015 – one customer represented $237,037 (59%)].

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016 and 2015

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE (cont’d.)

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

11. SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after August 31, 2016 up through the date we issued the consolidated financial statements and has determined that there was no other material event that occurred after the date of the balance sheets included in this report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.       CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company are responsible for evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of August 31, 2016.

Based on their evaluation, our management, with the participation of our principal executive officer and principal financial officer concluded that as of August 31, 2016, our disclosure controls and procedures were effective.

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

Using the 1992 framework provided by the Committee of Sponsoring Organizations (“COSO”), the Company conducted an evaluation of the effectiveness of the internal control over financial reporting as at August 31, 2016 and concluded that our internal control over financial reporting is effective as of August 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the fiscal quarter ended August 31, 2016.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Steven Vestergaard	Chief Executive Officer and Director	50	January 1999
Frederick Vandenberg	Chief Financial Officer and Treasurer	48	July 2007
Haig Bagerdjian(1)	Director	60	January 2015

(1) Member of our Audit Committee

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

Fred Vandenberg, B. Comm. MBA, CPA, CA Mr. Vandenberg has been our Chief Financial Officer and Treasurer since July 2007. Mr. Vandenberg's core responsibilities include leading the accounting, treasury, strategic planning, financial controls and financial reporting functions of the Company. Mr. Vandenberg has over 17 years of public accounting experience in tax advisory services, mergers and acquisitions, and financial reporting. Mr. Vandenberg completed the Chartered Professional Accountants of Canada's "In-depth" taxation program while with Ernst & Young in 1998. Mr. Vandenberg obtained a Bachelor of Commerce from McMaster University in 1991 and a Master of Business Administration (Finance) from McMaster University in 1993. In 1996, Mr. Vandenberg was designated as a Chartered Professional Accountant in Ontario.

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

AUDIT COMMITTEE

Our audit committee currently consists of Mr. Haig Bagerdjian. Mr. Bagerdjian is a non-employee director of the Company and is considered independent. Our Board of Directors has currently designated Mr. Bagerdjian as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee member is capable of analyzing and evaluating our financial statements and understanding internal controls over financial reporting.

Our Board adopted a charter for the Audit Committee in November 2013, a copy of which is available on our corporate website www.dsny.com.

FAMILY RELATIONSHIPS

There are no family relationships among our officers and directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended August 31, 2016 all such filing requirements were complied with.

CODE OF ETHICS

The Company’s code of ethics is available on our website at http://www.dsny.com/code-of-ethics

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

ITEM 11.        EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers other than the principle executive officer who were serving as executive officers at the end of the year ended August 31, 2016; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended August 31, 2016, who we will collectively refer to as our “named executive officers”, of our company for the years ended August 31, 2016 and 2015, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer and the Chief Financial Officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Director Fees Earned in Cash ($)(2)	Other Annual Compen- sation ($)(3)	Total ($)
Steven Vestergaard (4) President, Chief Executive Officer and Director	2016 2015	196,144 215,644	Nil Nil	Nil Nil	Nil 33,553	Nil 36,000	Nil 10,782	196,144 295,979
Frederick Vandenberg (5) Chief Financial Officer, Treasurer and Secretary	2016 2015	158,424 174,174	Nil Nil	Nil Nil	Nil 12,582	Nil Nil	7,921 8,709	166,345 195,465

(1)	Option awards shown here represent the aggregate grant date fair value of all options granted
(2)

On May 23, 2014, the Board of Directors set the annual compensation payable to each member of the Board of Directors at $48,000 per annum for the period from June 1, 2014 to May 31, 2015. The fees earned or paid in cash of $36,000 for Mr. Vestergaard as a Director was for the service period of September 1, 2014 to May 31, 2015 during the fiscal year ended August 31, 2015.

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
(6)

Compensation is stated in United States dollars. Where compensation was provided in Canadian dollars, compensation is based on an exchange rate of 0.7544 US dollars for each 1.00 Canadian dollar during the 2016 fiscal year. Compensation is stated in United States dollars and is based on an exchange rate of 0.8294 US dollars for each 1.00 Canadian dollar during the 2015 fiscal year.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our named executive officers that were outstanding as of August 31, 2016.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Steven Vestergaard	250,000	150,000	N/A	0.40	(1)	N/A	N/A	N/A	N/A
Frederick Vandenberg	93,750	56,250	N/A	0.40	(2)	N/A	N/A	N/A	N/A

(1) The total of unexercised options of 400,000 including the exercisable of 250,000 and unexercisable of 150,000 is subject to equal monthly vesting over two years commencing June 25, 2015 and the expiry date is two years from the particular vesting date.

(2) The total of unexercised options of 150,000 including the exercisable of 93,750 and unexercisable of 56,250 is subject to equal monthly vesting over two years commencing June 25, 2015 and the expiry date is two years from the particular vesting date.

LONG-TERM INCENTIVE PLANS

Employees of the Company are able to contribute up to 5% of their annual salary into a pool which is matched equally by the Company. Independent directors are able to contribute a maximum of $12,500 each, for a combined maximum annual purchase of $25,000. The maximum annual combined contributions will be $400,000. Money in the pool will be used to purchase shares out of the market on a semi-monthly basis for the year ended August 31, 2016. All purchases will be made through the Exchange by a third party plan agent and no purchases will be made on the OTC or German exchanges. The third party plan agent will also be responsible for the administration of the Plan on behalf of Destiny and the participants. Additionally, we have registered stock option plans.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings. In addition, our directors are eligible for grants of options to purchase shares of our common stock at the discretion of our Board of Directors.

The following table summarizes compensation paid to all of our directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
Yoshitaro Kumagai	Nil	Nil	Nil	Nil	Nil
Haig Bagerdjian	Nil	Nil	Nil	Nil	Nil
Edward Kolic	Nil	Nil	Nil	Nil	Nil

(1)	All other compensation for Mr. Bagerdjian includes participation in the employee share purchase plan described above under long term incentive plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 28, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS:
Common Stock	Steven Vestergaard President, Chief Executive Officer and Director c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	11,569,927(2)	20.83%
Common Stock	Frederick Vandenberg Chief Financial Officer and Corporate Secretary c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	920,319(3)	1.66%
Common Stock	Haig Bagerdjian Director c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	170,632(4)	*
Common Stock	All Officers and Directors as a Group (3 persons)	12,660,878	22.79%

*    Less than one percent (1%)

(1)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of such shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 28, 2016. As of November 28, 2016, there were 55,013,874 shares of our common stock issued and outstanding.

(2)	Consists of 11,253,260 shares held by Mr. Vestergaard and 316,667 shares that are immediately acquirable upon the exercise of stock options held by Mr. Vestergaard within 60 days of November 28, 2016.

(3)	Consists of 801,569 shares held by Mr. Vandenberg and 118,750 shares that are immediately acquirable upon the exercise of stock options held by Mr. Vandenberg within 60 days of November 28, 2016.

(4)	Consists of 70,632 shares held by Mr. Bagerdjian and 100,000 shares that may be acquired upon the exercise of stock options held by Mr. Bagerdjian within 60 days of November 28, 2016.

EQUITY COMPENSATION PLAN INFORMATION

We have two equity compensation plans, namely our Amended 2006 Stock Option Plan and the 2015 Stock Option Plan, under which up to 7,750,000 shares of our common stock, have been authorized for issuance to our officers, directors, employees and consultants. Our plans have not been approved by the Company’s stockholders. The following summary information is presented for our plans on an aggregate basis as of August 31, 2016.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	950,000 Shares of Common Stock	$0.40 per Share	2,053,181 Shares of Common Stock
Total	950,000 Shares of Common Stock		2,053,181 Shares of Common Stock

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

SHARE ISSUANCES

None.

Mr Bagerdjian, is an independent director. Mr. Vestergaard is our Chief Executive Officer and is not viewed as an independent director of the Company.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Our current sole principal independent registered public accountant, BDO Canada LLP, provided audit and other services during the year ended August 31, 2016 and the year ended August 31, 2015 as follows:

BDO Canada LLP
	2016	2015

Audit Fees	$78,238	$84,974

Audit Related Fees	-	-

Tax Fees	7,970	9,667

All Other Fees	-	-

Total Fees	$86,208	$94,641

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

Of the total aggregate fees paid by us to our accountants during the fiscal years ended August 31, 2016 and 2015, 100% and 100% of the aggregate fees, respectively, were approved by the audit committee pursuant to the de minimis exception provided by Section (c)(7)(i)(C) of Rule 2-01 of Regulations S-X.

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
Steven Vestergaard, President
Chief Executive Officer and Director
Date: November 29, 2016

/s/ Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
Date: November 29, 2016

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
Steven Vestergaard, President
Chief Executive Officer, President and Director
(Principal Executive Officer)
Date: November 29, 2016

By:	/s/Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 29, 2016

By:	/s/ Haig Bagerdjian
Haig Bagerdjian
Director
Date: November 29, 2016