Form 10-Q
period 2016-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2017-01-17
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

_________________________________________________________________
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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of January 17, 2017 was 55,013,874.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Three months ended November 30, 2016
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
Unaudited
As at

	November 30,	August 31,
	2016	2016
	$	$

ASSETS
Current
Cash and cash equivalents	961,706	662,743
Accounts receivable, net of allowance for doubtful accounts of $2,645 [Aug 31, 2016 – $4,049]	483,393	628,135
Other receivables	26,071	15,051
Current portion of long term receivable [note 3]	125,053	113,834
Prepaid expenses	43,685	61,525
Deposits	21,876	—
Total current assets	1,661,784	1,481,288
Deposits	552	22,978
Long term receivable [note 3]	30,823	61,642
Property and equipment, net	154,374	174,951
Intangible assets, net	105,785	110,017
Total assets	1,953,318	1,850,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	179,753	108,157
Accrued liabilities	157,126	190,077
Deferred leasehold inducement	19,788	28,962
Deferred revenue	15,010	23,563
Obligation under capital lease – current portion [note 5]	5,222	5,240
Total current liabilities	376,899	355,999
Obligation under capital lease – long term portion [note 5]	4,853	6,472
Total liabilities	381,752	362,471

Commitments and contingencies [notes 5 and 8]
Stockholders’ equity
Common stock, par value $0.001 [note 4]
Authorized: 100,000,000 shares Issued and outstanding: 55,013,874 shares [Aug 31, 2016 – issued and outstanding 55,013,874 shares]	55,014	55,014
Additional paid-in capital	9,678,482	9,666,080
Accumulated deficit	(7,792,184)	(7,896,312)
Accumulated other comprehensive (loss)	(369,746)	(336,377)
Total stockholders’ equity	1,571,566	1,488,405
Total liabilities and stockholders’ equity	1,953,318	1,850,876

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Expressed in United States dollars)
Unaudited

Three months ended November 30,

	2016	2015
	$	$

Service revenue [note 10]	892,229	847,721

Operating expenses
General and administrative	178,906	235,383
Sales and marketing	247,406	350,598
Research and development	324,674	319,040
Depreciation and amortization	41,878	49,829
	792,864	954,850
Income (loss) from operations	99,365	(107,129)
Other income
Interest income	4,763	6,122

Net income (loss)	104,128	(101,007)

Other comprehensive loss, net of tax
Foreign currency translation adjustments	(33,369)	(17,756)

Total comprehensive income (loss)	70,759	(118,763)

Net income (loss) per common share, basic and diluted	0.00	(0.00)

Weighted average common shares outstanding:
Basic	55,013,874	53,903,984
Diluted	55,013,874	53,903,984

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	Income (loss)
	#	$	$	$	$	$
Balance, August 31, 2016	55,013,874	55,014	9,666,080	(7,896,312)	(336,377)	1,488,405
Total comprehensive income (loss)	—	—	—	104,128	(33,369)	70,759
Stock based compensation – Note 4	—	—	12,402	—	—	12,402
Balance, November 30, 2016	55,013,874	55,014	9,678,482	(7,792,184)	(369,746)	1,571,566

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

Three months ended November 30,

	2016	2015
	$	$

OPERATING ACTIVITIES
Net income	104,128	(101,007)
Items not involving cash:
Depreciation and amortization	41,878	49,829
Stock-based compensation	12,402	12,402
Deferred leasehold inducement	(8,582)	(8,623)
Deferred income taxes	—	—
Unrealized foreign exchange	372	(3,786)
Changes in non-cash working capital:
Accounts receivable	131,270	(155,805)
Other receivables	(11,516)	(11,861)
Prepaid expenses and deposits	16,588	7,177
Accounts payable	73,276	8,954
Accrued liabilities	(28,333)	14,651
Deferred revenue	(8,085)	(9,823)
Long term receivable	15,216	23,732
Net cash provided (used) by operating activities	338,614	(174,160)

INVESTING ACTIVITY
Purchase of property and equipment	(23,668)	(65,925)
Net cash used in investing activity	(23,668)	(65,925)

FINANCING ACTIVITY
Common stock issued in private placements	—	501,891
Net cash provided in financing activity	—	501,891

Effect of foreign exchange rate changes on cash	(15,983)	(7,094)

Net increase in cash during the period	298,963	254,712
Cash, beginning of the period	662,743	387,316
Cash, end of the period	961,706	642,028

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2016 and 2015

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2016 are not necessarily indicative of the results that may be expected for the year ended August 31, 2017.

The balance sheet at August 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 2016.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2016 and 2015

3. LONG TERM RECEIVABLE

The Company agreed to settle litigation with an unrelated party. Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012 and ending on February 28, 2018. The balance is due to be paid in equal monthly installments of $14,050AUD until the end of the obligation. The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a registered charge against real estate located in Australia. As of November 30, 2016, installments of $858,700AUD including interest of $242,921AUD have been received.

The following table summarizes the changes regarding the carrying value of the remaining receivable balance during the three-month period ended November 30, 2016 and for the year ended August 31, 2016:

	November 30, 2016	August 31, 2016
	$	$
Beginning balance	175,206	265,530
Gross installments received	(21,281)	(123,442)
Interest included in above	2,942	23,172
Foreign exchange impact	(991)	9,946
Ending balance	155,876	175,206

The foreign exchange impact in above table is partially allocated into other comprehensive income (loss) and partially allocated into exchange gain (loss) on income statement.

Payments to be received over the next two fiscal years as follows:

	Principal	Interest	Total
	$	$	$

2017	94,956	9,721	104,677
2018	60,920	1,833	62,753
	155,876	11,554	167,430

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2016 and 2015

4. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the three months ended November 30, 2016, no shares were issued.

[b] Stock option plans

The Company has two existing stock option plans (the “Plan”), namely the 2006 Stock Option Plan and the 2015 Stock Option Plan, under which up to 7,750,000 shares of the common stock, has been reserved for issuance. A total of 2,153,181 common shares remain eligible for issuance under the plan. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of November 30, 2016, and changes during the period ended are presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at August 31, 2016	950,000	0.40	1.58	—
Granted	—	—	—	—
Forfeited	(100,000)	0.40	—	—
Expired	—	—	—	—
Outstanding at November 30, 2016	850,000	0.40	1.42	—
Exercisable at November 30, 2016	662,500	0.40	1.17	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at November 30, 2016.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2016 and 2015

4. STOCKHOLDERS’ EQUITY (cont’d.)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of November 30, 2016:

		Weighted
		Average
	Number of Options	Grant Date
		Fair Value
		$
Non-vested options at August 31, 2016	281,250	0.08
Granted	—	—
Vested	(93,750)	0.08
Non-vested options at November 30, 2016	187,500	0.08

As of November 30, 2016, there was $24,804 of total unrecognized compensation cost related to non-vested share-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.5 years.

During the three months ended November 30, 2016 and 2015, stock-based compensation expense has been reported in the consolidated statement of operations and comprehensive income as follows:

	Three Months Ended
	November 30,
	2016	2015
	$	$
Stock-based compensation
General and administrative	8,764	7,152
Sales and marketing	1,323	3,266
Research and development	2,315	1,984
Total stock-based compensation	12,402	12,402

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2016 and 2015

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

During the three months ended November 30, 2016, the Company recognized compensation expense of $7,465 (2015 - $8,645) in salaries and wages on the consolidated statement of operations and comprehensive income in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.19 (2015 - $0.25) . The shares are held in trust by the Company for a period of one year from the date of purchase.

[d] Warrants

As at November 30, 2016, the Company has the following common stock warrants outstanding:

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2016 and 2015

5. COMMITMENTS

In December 2014, the Company entered into a sublease agreement commencing May 1, 2015 and expiring June 29, 2017 for a premise with free occupation from December 2014 to April 2015. In February 2015 the sublease agreement was amended to include one extra month free occupation for May 2015 with rent payment starting June 1, 2015. The Company has fiscal year payments committed as follows:

$

2017	153,134

During the three months ended November 30, 2016 the Company incurred rent expense of $57,830 (2015 - $65,899) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of operations and comprehensive income (loss). The rent expense during the three months ended November 30, 2016 has included the allocation of rental payments on a straight-line basis.

In February 2015, the Company entered into a capital lease. The Company is committed to make payments under its capital leases for the remaining terms of the leases as follows:

$
2017	4,224
2018	6,547
Total lease payments	10,771
Less: Amounts representing interest	(696)
Balance of obligation	10,075
Less: Current portion	(5,222)
Long term portion	4,853

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2016 and 2015

6. RELATED PARTY TRANSACTIONS

There were no related party transactions during the three months ended November 30, 2016 and comparative period ended November 30, 2015.

7. INCOME TAX

The Company has adopted the provisions of ASC 740, Income taxes. This standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2016, the tax years which remain subject to examination by major tax jurisdictions as of November 30, 2016. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2016 and 2015

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2016 and 2015

9. NEW ACCOUNTING PRONOUNCEMENTS (cont’d.)

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2016 and 2015

9. NEW ACCOUNTING PRONOUNCEMENTS (cont’d.)

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
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2016 and 2015

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended
	November 30,
	2016	2015
	$	$

Play MPE®

North America	363,259	345,952
Europe	440,162	419,556
Australia	77,710	70,124
Total Play MPE® Revenue	881,131	835,632

Clipstream ® and Radio Destiny

North America	11,098	12,089
Total Clipstream ® & Radio Destiny Revenue	11,098	12,089

Total Revenue	892,229	847,721

Revenue in the above table is based on location of the customer. Some of these customers have distribution centers located around the globe and distribute around the world. During the three months ended November 30, 2016, the Company generated 39% of total revenue from one customer [2015 – 41% from one customer].

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at November 30, 2016, one customer represented $225,299 (47%) of the trade receivables balance [August 31, 2016 – one customer represented 354,459 (63%)].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Expressed in United States dollars)
Unaudited

Three months ended November 30, 2016 and 2015

11. SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after November 30, 2016 up through the date we issued the consolidated financial statements and has determined that there was no other material event that occurred after the date of the balance sheets included in this report.

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

The Clipstream® JavaScript codec engine is based on the latest compression techniques from the next-generation HEVC standard. The unique software based approach to rendering video, is protected by over two dozen patents claiming initial priority to 2011 has a number of advantages over the more traditional approach of using plug-ins (for example, Flash), browser supported formats (for example, H.264) or installed chips. With the JavaScript codec approach, the Company can offer new features such as enhanced security, interactivity, and future proofing of their content. A new feature can be created and applied cross platform for all HTML5 compliant devices without a rollout period. This feature is currently only available as a component of the Clipstream® OVP solution but the Company will seek licensing opportunities in the future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2016 AND 2015

Revenue

Total revenue for the three months ended November 30, 2016 was $892,229 (November 30, 2015 - $847,721) representing an increase of 5% over the same period of the previous year. Play MPE® revenue currently accounts for 99% of the Company’s revenue. The increase in Play MPE® in the current quarter is the result of increase in all of geographic areas. Total quarterly revenue grew year over year for the fourth consecutive quarter.

During the three months ended November 30, 2016, 50% of our Play MPE revenues were denominated in Euros and 9% were denominated in Australian Dollars (2015: 49% and 8%, respectively).

Operating Expenses

Overview

As our technologies and products are developed and maintained in-house, the majority of our expenditures are on salaries and wages and associated expenses; office space, supplies and benefits. Our operations are primarily conducted in Canada.

Overall costs dropped by 17% to $792,864 (2015 – $954,850) during the three months ended November 30, 2016. The majority of this reduction is result of reduced Clipstream marketing costs, reduction in staff benefit costs, a reduction of professional fees and a reduction in spending on public company expenditures.

The Company maintains most of its financial reserves in Canadian dollars to mitigate the downside risk of adverse exchange rates.

General and administrative	30-Nov	30-Nov	$	%
	2016	2015	Change	Change
	(3 months)	(3 months)
	$	$

Wages and benefits	89,781	90,415	(634)	(0.7%	)
Rent	9,246	7,390	1,856	25.1%
Telecommunications	10,099	9,587	512	5.3%
Bad debt	(1,323)	-	(1,323)	-
Office and miscellaneous	43,469	74,184	(30,715)	(41.4%	)
Professional fees	27,634	53,807	(26,173)	(48.6%	)
	178,906	235,383	(56,477)	(24.0%	)

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

The decrease in office and miscellaneous expenses is due to reduction in filing fees, and various administrative costs. The decrease in professional fees is due to legal fees related to private placement compliance in prior period.

Sales and marketing	30-Nov	30-Nov	$	%
	2016	2015	Change	Change
	(3 months)	(3 months)
	$	$
Wages and benefits	181,509	222,351	(40,842)	(18.4%	)
Rent	20,563	19,012	1,551	8.2%
Telecommunications	22,460	24,664	(2,204)	(8.9%	)
Travel	2,065	13,171	(11,106)	(84.3%	)
Advertising and marketing	20,809	71,400	(50,591)	(70.9%	)
	247,406	350,598	(103,192)	(29.4%	)

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The decrease in wages and benefits is attributable to reduced staffing costs. The decrease in advertising and marketing is attributable to decreased online advertising of Clipstream® and Play MPE®.

Research and development	30-Nov	30-Nov	$	%
	2016	2015	Change	Change
	(3 months)	(3 months)
	$	$
Wages and benefits	247,846	254,976	(7,130)	(2.8%	)
Rent	28,021	22,455	5,566	24.8%
Telecommunications	30,605	29,130	1,475	5.1%
Research and development	18,202	12,479	5,723	45.9%
	324,674	319,040	5,634	1.8%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment.

Amortization

Amortization expense arises from property and equipment, and from patents and trademarks. Amortization decreased to $41,878 for the three months ended November 30, 2016 from $49,829 for the three months ended November 30, 2015, a decrease of $7,951 or 16% from an overall reduction in capital expenditures consistent with our outsourcing of infrastructure related costs.

Other earnings and expenses

Interest income decreased to $4,763 for the three months ended November 30, 2016 from $6,122 for the three months ended November 30, 2015, a decrease of $1,359. The interest income is derived from the amount receivable pursuant to our previous litigation settlement. The decrease in interest income is the result of a lower settlement receivable balance from the settlement receivable being paid down during the year.

Net income

During the three months ended November 30, 2016 we have net income of $104,128 (2015 – net loss of $101,007). The increase in net income is attributable to our increased revenue in Play MPE® and reduced operating expenses in overall spending on salaries and wages, marketing, professional fees and public company expenditures.

Adjusted EBITDA increased to $145,063 ((2015 – ($53,521)). Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income from operations to Adjusted EBITDA over the eight most recently completed fiscal quarters:

	2015 Q2	2015 Q3	2015 Q4	2016 Q1	2016 Q2	2016 Q3	2016 Q4	2017 Q1
	$	$	$	$	$	$	$	$
Net Income (Loss)	(364,457)	(218,429)	(957,451)	(101,007)	(75,383)	(2,813)	(9,048)	104,128
Amortization, stock based compensation and deferred leasehold inducement	60,799	123,911	85,222	53,608	57,404	64,630	31,094	45,698
Interest income	(12,045)	(9,482)	(8,214)	(6,122)	(6,033)	(4,902)	(4,075)	(4,763)
Income tax	—	—	842,000	—	—	—	—	—
Adjusted EBITDA	(315,703)	(104,000)	(38,443)	(53,521)	(24,012)	56,915	17,971	145,063

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $961,706 as at November 30, 2016 (August 31, 2016 – $662,743). We had working capital of $1,284,885 as at November 30, 2016 compared to working capital of $1,125,289 as at August 31, 2016. The increase in our working capital was mainly due to an increase in our cash balance as a result of positive cash flow generated from our operating activities.

CASH FLOWS

Net cash provided by operating activities was $338,614 for the three months ended November 30, 2016, compared to net cash used of $174,160 for the three months ended November 30, 2015. The main reason for the increase in net cash flows provided in the operating activities was due to the net income produced and a decrease in our accounts receivable during the period.

Net cash used in investing activities was $23,668 for the three months ended November 30, 2016, compared to net cash used of $65,925 for the three months ended November 30, 2015. The decrease in net cash used in investing activities is largely attributable to software testing services and other software purchases aimed at improving product quality in the comparative period.

The cash provided by financing activities was $Nil for the three months ended November 30, 2016, compared to $501,891 for the three months ended November 30, 2015. The change was the result of a private placement in the comparative period.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 9 “Recent Accounting Pronouncements” in Notes to Interim Condensed Consolidated Financial Statements for the quarter ended November 30, 2016.

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

Income Taxes

Deferred income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted income tax rates by tax jurisdiction at each balance sheet date. Deferred income tax assets also result from unused loss carry-forwards and other deductions. The valuation of deferred income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated realizable amount. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, and current and enacted tax legislation and other temporary differences between book and tax accounting to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. There is a risk that management estimates for operating results could vary significantly from actual results, which could materially affect the valuation of the future income tax asset. Although the Company has tax loss carry-forwards and other deferred income tax assets, management has determined certain of these deferred tax assets do not meet the more likely than not criteria, and accordingly, these deferred income tax asset amounts have been completely offset by a valuation allowance.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the three months ended November 30, 2016, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company realized an overall slightly positive impact on net income through favorable impacts on both total revenue and expenses.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2016, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There are no changes in internal control over financial reporting during the three months ended November 30, 2016.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1 – Risk Factors” in our Form 10-K for the fiscal year ended August 31, 2016 filed with the SEC on November 29, 2016. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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
Steven Vestergaard, President
Chief Executive Officer and Director
Date: January 17, 2017

/s/ Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
Date: January 17, 2017