Form 10-Q
period 2017-02-28
DESTINY MEDIA TECHNOLOGIES INC
filed 2017-04-13
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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
[X] Yes        [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of April 13, 2017 was 55,013,874.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Six months ended February 28, 2017
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
Unaudited

As at
	February 28,	August 31,
	2017	2016
	$	$

ASSETS
Current
Cash and cash equivalents	939,390	662,743
Accounts receivable, net of allowance for
doubtful accounts of $1,891 [Aug 31, 2016 – $4,049]	516,773	628,135
Other receivables	31,762	15,051
Current portion of long term receivable [note 3]	122,697	113,834
Prepaid expenses	30,158	61,525
Deposits	22,173	—
Total current assets	1,662,953	1,481,288
Deposits	560	22,978
Long term receivable [note 3]	—	61,642
Property and equipment, net	137,074	174,951
Intangible assets, net	93,829	110,017
Total assets	1,894,416	1,850,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	137,477	108,157
Accrued liabilities	191,608	190,077
Deferred leasehold inducement	11,461	28,962
Deferred revenue	10,061	23,563
Obligation under capital lease – current portion [note 5]	5,403	5,240
Total current liabilities	356,010	355,999
Obligation under capital lease – long term portion [note 5]	3,405	6,472
Total liabilities	359,415	362,471

Commitments and contingencies [notes 5 and 8]
Stockholders’ equity
Common stock, par value $0.001 [note 4] Authorized: 100,000,000 shares Issued and outstanding: 55,013,874 shares [Aug 31, 2016 – issued and outstanding 55,013,874 shares]	55,014	55,014
Additional paid-in capital	9,690,884	9,666,080
Accumulated deficit	(7,860,389)	(7,896,312)
Accumulated other comprehensive (loss)	(350,508)	(336,377)
Total stockholders’ equity	1,535,001	1,488,405
Total liabilities and stockholders’ equity	1,894,416	1,850,876

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
	$	$	$	$

Revenue [note 10]	781,878	763,897	1,674,107	1,611,618

Operating expenses
General and administrative	209,871	158,207	388,777	393,590
Sales and marketing	256,006	302,188	503,412	652,786
Research and development	346,465	331,722	671,139	650,762
Depreciation and Amortization	41,612	53,196	83,490	103,025
	853,954	845,313	1,646,818	1,800,163
Income (loss) from operations	(72,076)	(81,416)	27,289	(188,545)
Other income
Interest income	3,871	6,033	8,634	12,155
Net income (loss)	(68,205)	(75,383)	35,923	(176,390)

Other comprehensive income (loss)
Foreign currency translation adjustments	19,238	(19,309)	(14,131)	(37,065)

Total comprehensive income (loss)	(48,967)	(94,692)	21,792	(213,455)

Net income (loss) per common share, basic and diluted	(0.00)	(0.00)	0.00	(0.00)

Weighted average common shares outstanding:
Basic and diluted	55,013,874	55,013,874	55,013,874	54,458,929

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	Income (loss)
	#	$	$	$	$	$
Balance, August 31, 2016	55,013,874	55,014	9,666,080	(7,896,312)	(336,377)	1,488,405
Total comprehensive income (loss)	—	—	—	35,923	(14,131)	21,792
Stock based compensation – Note 4	—	—	24,804	—	—	24,804
Balance, February 28, 2017	55,013,874	55,014	9,690,884	(7,860,389)	(350,508)	1,535,001

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Six Months	Six Months
	Ended	Ended
	February 28	February 29
	2017	2016
	$	$

OPERATING ACTIVITIES
Net income (loss)	35,923	(176,390)
Items not involving cash:
Depreciation and amortization	83,490	103,025
Stock-based compensation	24,804	24,804
Deferred leasehold inducement	(17,192)	(16,817)
Unrealized foreign exchange	1,530	(5,537)
Changes in non-cash working capital:
Accounts receivable	104,658	(40,741)
Other receivables	(16,872)	(20,574)
Prepaid expenses and deposits	30,711	7,278
Accounts payable	28,730	27,685
Accrued liabilities	2,522	(8,289)
Deferred revenue	(13,251)	(18,928)
Long term receivable	49,376	47,915
Net cash provided (used) by operating activities	314,429	(76,569)

INVESTING ACTIVITIES
Purchase of property and equipment	(32,466)	(114,497)
Net cash used in investing activities	(32,466)	(114,497)

FINANCING ACTIVITIES
Common stock issued in private placements	—	496,360
Net cash provided in financing activities	—	496,360

Effect of foreign exchange rate changes on cash	(5,316)	(19,602)

Net decrease in cash during the period	276,647	285,692
Cash, beginning of the period	662,743	387,316
Cash, end of the period	939,390	673,008

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2017 and February 29, 2016

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

The Company’s stock is listed for trading under the symbol “DSNY” on the OTCQB U.S. in the United States, under the symbol “DSY” on the TSX Venture Exchange and under the symbol “DME” on the Berlin, Frankfurt, Xetra and Stuttgart exchanges in Germany.

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2017 are not necessarily indicative of the results that may be expected for the year ended August 31, 2017.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2017 and February 29, 2016

3. LONG TERM RECEIVABLE

The Company agreed to settle litigation with an unrelated party. Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012 and ending on February 28, 2018. The balance is due to be paid in equal monthly installments of $14,050AUD until the end of the obligation. The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a registered charge against real estate located in Australia. As of February 28, 2017, installments of $914,900AUD including interest of $249,437AUD have been received.

The following table summarizes the changes regarding the carrying value of the remaining receivable balance during the six-month period ended February 28, 2017 and for the year ended August 31, 2016:

	February 28, 2017	August 31, 2016
	$	$
Beginning balance	175,206	265,530
Gross installments received	(63,842)	(123,442)
Interest included in above	7,877	23,172
Foreign exchange impact	3,456	9,946
Ending balance	122,697	175,206

The foreign exchange impact in above table is partially allocated into other comprehensive income (loss) and partially allocated into exchange gain (loss) on income statement.

Payments to be received over the next two fiscal years as follows:

	Principal	Interest	Total
	$	$	$

2017	59,810	5,024	64,834
2018	62,887	1,892	64,779
	122,697	6,916	129,613

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2017 and February 29, 2016

4. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the six months ended February 28, 2017, no shares were issued.

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

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of February 28, 2017, and changes during the period ended are presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at August 31, 2016	950,000	0.40	1.58	—
Granted	—	—	—	—
Forfeited	(100,000)	0.40	—	—
Expired	—	—	—	—
Outstanding at February 28, 2017	850,000	0.40	1.16	—
Exercisable at February 28, 2017	756,250	0.40	1.04	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at February 28, 2017.

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2017 and February 29, 2016

4. STOCKHOLDERS’ EQUITY (cont’d.)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of February 28, 2017:

		Weighted
		Average
	Number of Options	Grant Date
		Fair Value
		$
Non-vested options at August 31, 2016	281,250	0.08
Granted	—	—
Vested	(187,500)	0.08
Non-vested options at February 28, 2017	93,750	0.08

As of February 28, 2017, there was $12,402 of total unrecognized compensation cost related to non-vested share-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.24 years.

During the six month periods ended February 28, 2017 and 2016, stock-based compensation expense has been reported in the consolidated statement of operations and comprehensive income as follows:

	Three Months Ended		Six Months Ended
	February 28	February 29	February 28	February 29
	2017	2016	2017	2016
	$	$	$	$
Stock-based compensation:
General and administrative	8,764	7,152	17,528	14,303
Sales and marketing	1,240	3,266	2,563	6,532
Research and development	2,398	1,984	4,713	3,969
Total stock-based compensation	12,402	12,402	24,804	24,804

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2017 and February 29, 2016

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

During the six months ended February 28, 2017, the Company recognized compensation expense of $30,002 (2016 - $15,995) in salaries and wages on the consolidated statement of operations and comprehensive income in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.21 (2016 - $0.23) . The shares are held in trust by the Company for a period of one year from the date of purchase.

[d] Warrants

As at February 28, 2017, the Company has the following common stock warrants outstanding:

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2017 and February 29, 2016

5. COMMITMENTS

In December 2014, the Company entered into a sublease agreement commencing May 1, 2015 and expiring June 29, 2017 for a premise with free occupation from December 2014 to April 2015. In February 2015 the sublease agreement was amended to include one extra month free occupation for May 2015 with rent payment starting June 1, 2015. The Company has fiscal year payments committed as follows:

$
2017	88,691

During the six months ended February 28, 2017 the Company incurred rent expense of $115,848 (2016 - $120,887) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of operations and comprehensive income. The rent expense during the six months ended February 28, 2017 has included the allocation of rental payments on a straight-line basis.

In February 2015, the Company entered into a capital lease. The Company is committed to make payments under its capital leases for the remaining terms of the leases as follows:

$
2017	2,676
2018	6,636
Total lease payments	9,312
Less: Amounts representing interest	(504)
Balance of obligation	8,808
Less: Current portion	(5,403)
Long term portion	3,405

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2017 and February 29, 2016

6. RELATED PARTY TRANSACTIONS

There were no related party transactions during the six months ended February 28, 2017 and comparative period ended February 29, 2016.

7. INCOME TAX

The Company has adopted the provisions of ASC 740, Income taxes. This standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2016, the tax years which remain subject to examination by major tax jurisdictions as of February 28, 2017. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2017 and February 29, 2016

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2017 and February 29, 2016

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2017 and February 29, 2016

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2017 and February 29, 2016

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended		Six Months Ended
	February 28	February 29	February 28	February 29
	2017	2016	2017	2016
	$	$	$	$
Play MPE®

North America	307,868	306,075	671,127	652,027
Europe	397,098	381,877	837,260	801,433
Australasia	65,874	61,919	143,584	132,043
Total Play MPE®	770,840	749,871	1,651,971	1,585,503
Clipstream ®

North America	11,038	14,026	22,136	26,115
Outside of North America	—	—	—	—
Total Clipstream ®	11,038	14,026	22,136	26,115

Total revenue	781,878	763,897	1,674,107	1,611,618

Revenue in the above table is based on location of the customer. Some of these customers have distribution centers located around the globe and distribute around the world. During the six months ended February 28, 2017, the Company generated 41% of total revenue from one customer [2016 – 43%].

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at February 28, 2017, one customer represented $337,718 (65%) of the trade receivables balance [August 31, 2016 – one customer represented $354,459 (63%)].

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

Revenue

Total revenue for the six months ended February 28, 2017 increased by 4% to $1,674,107 (February 29, 2016 - $1,611,618). Play MPE® revenue currently accounts for 99% of the Company’s revenue. The increase in Play MPE® in the six months ended February 28, 2017 is the result of increases in all of geographic areas. Total quarterly revenue grew year over year for the fifth consecutive quarter.

During the six months ended February 28, 2017, 50% of our Play MPE® revenues were denominated in Euros and 9% were denominated in Australian Dollars (2016: 50% and 8%, respectively).

Operating Expenses

Overview

As our technologies and products are developed and maintained in-house, the majority of our expenditures are on salaries and wages and associated expenses; office space, supplies and benefits. Our operations are primarily conducted in Canada.

Overall costs dropped by 9% to $1,646,818 (2016 – $1,800,163) during the six months ended February 28, 2017. The majority of this decline is the result of reductions in Clipstream marketing, staff health benefits, telecommunication and public company expenditures.

The Company maintains most of its financial reserves in Canadian dollars to mitigate the downside risk of adverse exchange rates.

General and administrative	28-Feb	29-Feb	$	%
	2017	2016	Change	Change
	(6 months)	(6 months)
	$	$
Wages and benefits	184,489	171,290	13,199	7.7%
Rent	18,305	15,189	3,116	20.5%
Telecommunications	18,151	20,765	(2,614)	(12.6%	)
Bad debt	(2,115)	1,911	(4,026)	(210.7%	)
Office and miscellaneous	106,063	115,684	(9,621)	(8.3%	)
Professional fees	63,884	68,751	(4,867)	(7.1%	)
	388,777	393,590	(4,813)	(1.2%	)

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures.

Sales and marketing	28-Feb	29-Feb	$	%
	2017	2016	Change	Change
	(6 months)	(6 months)
	$	$
Wages and benefits	374,913	410,550	(35,637)	(8.7%	)
Rent	40,823	39,075	1,748	4.5%
Telecommunications	40,480	53,421	(12,941)	(24.2%	)
Travel	4,524	17,083	(12,559)	(73.5%	)
Advertising and marketing	42,672	132,657	(89,985)	(67.8%	)
	503,412	652,786	(149,374)	(22.9%	)

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The decrease in wages and benefits is attributable to reduced staffing costs. The decrease in advertising and marketing is attributable to decreased online advertising of Clipstream® and Play MPE®.

Research and development	28-Feb	29-Feb	$	%
	2017	2016	Change	Change
	(6 months)	(6 months)
	$	$
Wages and benefits	522,064	521,220	844	0.2%
Rent	56,720	50,045	6,675	13.3%
Telecommunications	56,243	68,418	(12,175)	(17.8%	)
Research and development	36,112	11,079	25,033	225.9%
	671,139	650,762	20,377	3.1%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The overall increase in Research and development is attributable to the consulting costs incurred to optimize server infrastructure.

Amortization

Amortization expense arises from property and equipment, and from patents and trademarks. Amortization decreased to $83,490 for the six months ended February 28, 2017 from $103,025 for the six months ended February 29, 2016, a decrease of $19,535 or 19% from an overall reduction in capital expenditures consistent with our outsourcing of infrastructure related costs.

Other earnings and expenses

Interest income decreased to $8,634 for the six months ended February 28, 2017 from $12,155 for the six months ended February 29, 2016, a decrease of $3,521. The interest income is derived from the amount receivable pursuant to our previous litigation settlement. The decrease in interest income is the result of a lower settlement receivable balance from the settlement receivable being paid down during the year.

Net income

During the six months ended February 28, 2017 we have net income of $35,923 (2016 – net loss of $176,390). The increase in net income is attributable to our increased revenue in Play MPE® and reduced operating expenses in overall spending on salaries and wages, marketing, telecommunications and public company expenditures.

For the six month period ended February 28, 2017, adjusted EBITDA increased to $118,391 (2016 – ($77,533)). Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income from operations to Adjusted EBITDA over the eight most recently completed fiscal quarters:

	2015 Q3	2015 Q4	2016 Q1	2016 Q2	2016 Q3	2016 Q4	2017 Q1	2017 Q2
	$	$	$	$	$	$	$	$
Net Income (Loss)	(218,429)	(957,451)	(101,007)	(75,383)	(2,813)	(9,048)	104,128	(68,205)
Amortization, stock based compensation and deferred leasehold inducement	123,911	85,222	53,608	57,404	64,630	31,094	45,698	45,404
Interest income	(9,482)	(8,214)	(6,122)	(6,033)	(4,902)	(4,075)	(4,763)	(3,871)
Income tax	—	842,000	—	—	—	—	—	—
Adjusted EBITDA	(104,000)	(38,443)	(53,521)	(24,012)	56,915	17,971	145,063	(26,672)

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $939,390 as at February 28, 2017 (August 31, 2016 – $662,743). We had working capital of $1,306,943 as at February 28, 2017 compared to working capital of $1,125,289 as at August 31, 2016. The increase in our working capital was mainly due to an increase in our cash balance as a result of positive cash flow generated from our operating activities.

CASH FLOWS

Net cash provided by operating activities was $314,429 for the six months ended February 28, 2017, compared to net cash used of $76,569 for the six months ended February 29, 2016. The main reason for the increase in net cash flows provided in the operating activities was due to the net income produced and a decrease in our accounts receivable during the period.

Net cash used in investing activities was $32,466 for the six months ended February 28, 2017, compared to net cash used of $114,497 for the six months ended February 29, 2016. The decrease in net cash used in investing activities is largely attributable to software testing services and other software purchases aimed at improving product quality in the comparative period.

The cash provided by financing activities was $Nil for the six months ended February 28, 2017, compared to $496,360 for the six months ended February 29, 2016. The change was the result of a private placement in the comparative period.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 9 “Recent Accounting Pronouncements” in Notes to Interim Condensed Consolidated Financial Statements for the six months ended February 28, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the six months ended February 28, 2017, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company recognized negative impacts on reported net income.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2017, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There are no changes in internal control over financial reporting during the six months ended February 28, 2017.

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

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/Steven Vestergaard
Steven Vestergaard, President
Chief Executive Officer and Director
Date:	April 13, 2017

/s/Frederick Vandenberg
Frederick Vandenberg, Chief Financial Officer
Date:	April 13, 2017