Form 10-Q
period 2017-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2017-07-17
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of July 17, 2017 was 55,013,874.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
Nine months ended May 31, 2017
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)
Unaudited

As at
	May 31,	August 31,
	2017	2016
	$	$

ASSETS
Current
Cash and cash equivalents	1,164,575	662,743
Accounts receivable, net of allowance for
doubtful accounts of $1,958 [Aug 31, 2016 – $4,049]	418,182	628,135
Other receivables	13,385	15,051
Current portion of long term receivable [note 3]	90,091	113,834
Prepaid expenses	33,937	61,525
Deposits	22,282	—
Total current assets	1,742,452	1,481,288
Deposits	25,902	22,978
Long term receivable [note 3]	—	61,642
Property and equipment, net	117,848	174,951
Intangible assets, net	88,425	110,017
Total assets	1,974,627	1,850,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	105,600	108,157
Accrued liabilities	174,102	190,077
Deferred leasehold inducement	2,808	28,962
Deferred revenue	1,924	23,563
Obligation under capital lease – current portion [note 5]	7,228	5,240
Total current liabilities	291,662	355,999
Obligation under capital lease – long term portion [note 5]	—	6,472
Total liabilities	291,662	362,471

Commitments and contingencies [notes 5 and 8]
Stockholders’ equity
Common stock, par value $0.001 [note 4] Authorized: 100,000,000 shares Issued and outstanding: 55,013,874 shares [Aug 31, 2016 – issued and outstanding 55,013,874 shares]	55,014	55,014
Additional paid-in capital	9,703,286	9,666,080
Accumulated deficit	(7,694,166)	(7,896,312)
Accumulated other comprehensive (loss)	(381,169)	(336,377)
Total stockholders’ equity	1,682,965	1,488,405
Total liabilities and stockholders’ equity	1,974,627	1,850,876

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months		Nine Months	Nine Months
	Ended	Ended		Ended	Ended
	May 31,	May 31,		May 31,	May 31,
	2017	2016		2017	2016
	$	$	$	$	$

Revenue [note 10]	897,475	875,502		2,571,582	2,487,120

Operating expenses
General and administrative	137,382	202,016		526,159	595,605
Sales and marketing	232,483	257,536		735,895	910,322
Research and development	327,776	362,920		998,915	1,013,682
Depreciation and Amortization	37,048	60,746		120,538	163,771
	734,689	883,218		2,381,507	2,683,380
Income (loss) from operations	162,786	(7,716)		190,075	(196,260)
Other income
Interest income	3,437	4,903		12,071	17,057
Net income (loss)	166,223	(2,813)		202,146	(179,203)

Other comprehensive income (loss)
Foreign currency translation adjustments	(30,661)	68,915		(44,792)	31,850

Total comprehensive income (loss)	135,562	66,102		157,354	(147,353)

Net income (loss) per common share, basic and diluted	0.00	(0.00)		0.00	(0.00)

Weighted average common shares outstanding:

Basic and diluted	55,013,874	55,013,874		55,013,874	54,645,261

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	(loss)
	#	$	$	$	$	$
Balance, August 31, 2016	55,013,874	55,014	9,666,080	(7,896,312)	(336,377)	1,488,405
Total comprehensive income (loss)	—	—	—	202,146	(44,792)	157,354
Stock based compensation – Note 4	—	—	37,206	—	—	37,206
Balance, May 31, 2017	55,013,874	55,014	9,703,286	(7,694,166)	(381,169)	1,682,965

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)
Unaudited

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2017	2016
	$	$

OPERATING ACTIVITIES
Net income (loss)	202,146	(179,203)
Items not involving cash:
Depreciation and amortization	120,538	163,771
Stock-based compensation	37,206	37,206
Deferred leasehold inducement	(25,644)	(25,557)
Unrealized foreign exchange	2,475	(3,590)
Changes in non-cash working capital:
Accounts receivable	193,701	(33,979)
Other receivables	1,228	7,733
Prepaid expenses and deposits	(164)	13,283
Accounts payable	(3,878)	(57,454)
Accrued liabilities	(9,954)	8,233
Deferred revenue	(21,230)	(101)
Long term receivable	78,759	75,932
Net cash provided by operating activities	575,183	6,274

INVESTING ACTIVITY
Purchase of property and equipment	(49,457)	(157,083)
Net cash used in investing activity	(49,457)	(157,083)

FINANCING ACTIVITY
Common stock issued in private placements	—	496,360
Net cash provided in financing activity	—	496,360

Effect of foreign exchange rate changes on cash	(23,894)	23,535

Net increase in cash during the period	501,832	369,086
Cash, beginning of the period	662,743	387,316
Cash, end of the period	1,164,575	756,402

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2017 and 2016

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2017 are not necessarily indicative of the results that may be expected for the year ended August 31, 2017.

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2017 and 2016

3. LONG TERM RECEIVABLE

The Company agreed to settle litigation with an unrelated party. Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012 and ending on February 28, 2018. The balance is due to be paid in equal monthly installments of $14,050AUD until the end of the obligation. The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a registered charge against real estate located in Australia. As of May 31, 2017, installments of $957,050AUD including interest of $253,199AUD have been received.

The following table summarizes the changes regarding the carrying value of the remaining receivable balance during the nine-month period ended May 31, 2017 and for the year ended August 31, 2016:

	May 31, 2017	August 31, 2016
	$	$
Beginning balance	175,476	265,530
Gross installments received	(95,182)	(123,442)
Interest included in above	10,661	23,172
Foreign exchange impact	(864)	10,216
Ending balance	90,091	175,476

The foreign exchange impact in above table is partially allocated into other comprehensive income (loss) and partially allocated into exchange gain (loss) on income statement.

Payments to be received over the next two fiscal years as follows:

	Principal	Interest	Total
	$	$	$

2017	29,284	2,060	31,344
2018	60,807	1,830	62,637
	90,091	3,890	93,981

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2017 and 2016

4. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the nine months ended May 31, 2017, no shares were issued.

[b] Stock option plans

The Company has two existing stock option plans (the “Plan”), namely the 2006 Stock Option Plan and the 2015 Stock Option Plan, under which up to 7,750,000 shares of the common stock, has been reserved for issuance. A total of 2,253,181 common shares remain eligible for issuance under the plan. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of May 31, 2017, and changes during the period ended are presented below:

			Weighted

	Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at August 31, 2016	950,000	0.40	1.58	—
Granted	—	—	—	—
Forfeited	(200,000)	0.40	—	—
Expired	—	—	—	—
Outstanding at May 31, 2017	750,000	0.40	1.03	—
Exercisable at May 31, 2017	750,000	0.40	1.03	—

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2017 and 2016

4. STOCKHOLDERS’ EQUITY (cont’d.)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at May 31, 2017.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of May 31, 2017:

		Weighted
		Average
	Number of Options	Grant Date
		Fair Value
		$
Non-vested options at August 31, 2016	281,250	0.08
Granted	—	—
Vested	(281,250)	0.08
Non-vested options at May 31, 2017	—	—

During the nine month periods ended May 31, 2017 and 2016, stock-based compensation expense has been reported in the consolidated statement of operations and comprehensive income as follows:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2017	2016	2017	2016
	$	$	$	$
Stock-based compensation:
General and administrative	8,764	7,152	26,292	21,455
Sales and marketing	1,075	3,266	3,638	9,798
Research and development	2,563	1,984	7,276	5,953
Total stock-based compensation	12,402	12,402	37,206	37,206

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

Nine months ended May 31, 2017 and 2016

4. STOCKHOLDERS’ EQUITY (cont’d.)

The maximum annual combined contributions will be $400,000. All purchases are made through the Toronto Stock Exchange by a third party plan agent. The third party plan agent will also be responsible for the administration of the Plan on behalf of Destiny and the participants.

During the nine months ended May 31, 2017, the Company recognized compensation expense of $37,580 (2016 - $25,896) in salaries and wages on the consolidated statement of operations and comprehensive income in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.21 (2016 - $0.22) . The shares are held in trust by the Company for a period of one year from the date of purchase.

[d] Warrants

As at May 31, 2017, the Company has the following common stock warrants outstanding:

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2017 and 2016

5. COMMITMENTS

The Company previously entered into a sublease agreement commencing May 1, 2015 and expiring June 29, 2017 for a premise with free occupation from December 2014 to May 2015. During the quarter the Company entered a new lease agreement for the same premise from July 1 2017 to June 30, 2022. The Company has fiscal year payments committed as follows:

$

2017	59,462
2018	227,180
2019	232,431
2020	239,298
2021	244,550
2022	208,841

During the nine months ended May 31, 2017 the Company incurred rent expense of $172,801 (2016 - $163,078) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of operations and comprehensive income. The rent expense during the nine months ended May 31, 2017 has included the allocation of rental payments on a straight-line basis.

In February 2015, the Company entered into a capital lease. The Company is committed to make payments under its capital leases for the remaining terms of the leases as follows:

$
2017	1,049
2018	6,504
Total lease payments	7,553
Less: Amounts representing interest	(325)
Balance of obligation	7,228
Less: Current portion	(7,228)
Long term portion	Nil

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2017 and 2016

6. RELATED PARTY TRANSACTIONS

There were no related party transactions during the nine months ended May 31, 2017 and comparative period ended May 31, 2016.

7. INCOME TAX

The Company has adopted the provisions of ASC 740, Income taxes. This standard clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company and its subsidiaries are subject to U.S. federal income tax, Canadian income tax, as well as income tax of multiple state and local jurisdictions. Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2016, the tax years which remain subject to examination by major tax jurisdictions as of May 31, 2017. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

Nine months ended May 31, 2017 and 2016

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

Nine months ended May 31, 2017 and 2016

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

Nine months ended May 31, 2017 and 2016

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

Destiny Media Technologies Inc.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2017 and 2016

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2017	2016	2017	2016
	$	$	$	$
Play MPE®

North America	388,472	368,449	1,059,599	1,020,476
Europe	425,017	422,699	1,262,277	1,224,132
Australasia	74,522	69,345	218,106	201,388
Total Play MPE®	888,011	860,493	2,539,982	2,445,996

Clipstream ®

North America	9,464	15,009	31,600	41,124
Outside of North America	—	—	—	—
Total Clipstream ®	9,464	15,009	31,600	41,124

Total revenue	897,475	875,502	2,571,582	2,487,120

Revenue in the above table is based on location of the customer. Some of these customers have distribution centers located around the globe and distribute around the world. During the nine months ended May 31, 2017, the Company generated 40% of total revenue from one customer [2016 – 42%].

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at May 31, 2017, one customer represented $238,170 (57%) of the trade receivables balance [August 31, 2016 – one customer represented $354,459 (63%)].

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

The Play MPE® digital distribution service is used commercially by the recording industry to distribute new music and music videos to trusted recipients such as radio and press before that content is generally available for sale to the public.

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

Clipstream®

The Clipstream® Online Video Platform (OVP) is a self-service, high capacity, and high performance system, for encoding, hosting and reporting on video playback which can be embedded in third party websites or emails. Playback is through the Company’s proprietary JavaScript codec engine, which is only available on the internet through the Company. Until additional features are added, this product is marketed in a limited way and has incidental revenues.

The Clipstream® JavaScript codec engine is based on the latest compression techniques from the next-generation HEVC standard. The unique software based approach to rendering video, protected by over two dozen patents claiming initial priority to 2011, has a number of advantages over the traditional approach of using plug-ins (for example, Flash), or browser supported formats (for example, H.264). With the JavaScript codec approach, the Company can offer new features such as enhanced security, interactivity, and future proofing of their content. A new feature can be created and applied cross platform for all HTML5 compliant devices without a rollout period. This feature is currently only available as a component of the Clipstream® OVP solution but the Company will seek licensing opportunities in the future.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2017 AND MAY 31, 2016

Revenue

Total revenue for the nine months ended May 31, 2017 increased by 3% to $2,571,582 (2016 - $2,487,120). Play MPE® revenue currently accounts for 99% of the Company’s revenue (2016 - 98%). The increase in Play MPE® in the nine months ended May 31, 2017 is the result of increases in all of geographic areas. Total quarterly revenue grew year over year for the sixth consecutive quarter.

During the nine months ended May 31, 2017, 50% of our Play MPE® revenues were denominated in Euros and 8% were denominated in Australian Dollars (2016: 50% and 8%, respectively).

Operating Expenses

Overview

As our technologies and products are developed and maintained in-house, the majority of our expenditures are on salaries and wages and associated expenses; office space, supplies and benefits. Our operations are primarily conducted in Canada.

Overall costs dropped by 11% to $2,381,507 (2016 – $2,683,380) during the nine months ended May 31, 2017. The majority of this decline is the result of reductions in Clipstream marketing, staff health benefits, accrued vacation, telecommunication costs and public company expenditures.

The Company maintains most of its financial reserves in Canadian dollars to mitigate the downside risk of adverse exchange rates.

General and administrative	31-May	31-May	$	%
	2017	2016	Change	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	271,316	247,997	23,319	9.4%
Rent	27,207	22,892	4,315	18.8%
Telecommunications	26,706	30,008	(3,302)	(11.0%	)
Bad debt	(1,997)	4,211	(6,208)	(147.4%	)
Office and miscellaneous	109,304	191,777	(82,473)	(43.0%	)
Professional fees	93,623	98,720	(5,097)	(5.2%	)
	526,159	595,605	(69,446)	(11.7%	)

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures. The decrease in office and miscellaneous is partially due to the reduction of public company expenditures and partially due to the positive foreign exchange impacts.

Sales and marketing	31-May	31-May		%
	2017	2016	Change	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	544,895	594,475	(49,580)	(8.3%	)
Rent	60,100	58,892	1,208	2.1%
Telecommunications	58,993	77,199	(18,206)	(23.6%	)
Travel	12,841	25,471	(12,630)	(49.6%	)
Advertising and marketing	59,066	154,285	(95,219)	(61.7%	)
	735,895	910,322	(174,427)	(19.2%	)

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The decrease in wages and benefits is attributable to reduced staffing costs. The decrease in advertising and marketing is attributable to decreased online advertising of Clipstream® and Play MPE®.

Research and development	31-May	31-May	$	%
	2017	2016	Change	Change
	(9 months)	(9 months)
	$	$
Wages and benefits	777,228	810,464	(33,236)	(4.1%	)
Rent	85,494	81,295	4,199	5.2%
Telecommunications	83,919	106,567	(22,648)	(21.3%	)
Research and development	52,274	15,356	36,918	240.4%
	998,915	1,013,682	(14,767)	(1.5%	)

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The overall decrease in Research and development is attributable to the consulting costs incurred to optimize server infrastructure. The decrease in wages and benefits is attributable to reduced staffing costs. The decrease in telecommunications is attributable to reduced costs related to internet gateway.

Amortization

Amortization expense arises from property and equipment, and from patents and trademarks. Amortization decreased to $120,538 for the nine months ended May 31, 2017 from $163,771 for the nine months ended May 31, 2016, a decrease of $43,233 or 26% from an overall reduction in capital expenditures consistent with our outsourcing of infrastructure related costs.

Other earnings and expenses

Interest income decreased to $12,071 for the nine months ended May 31, 2017 from $17,057 for the nine months ended May 31, 2016, a decrease of $4,986. The interest income is derived from the amount receivable pursuant to our previous litigation settlement. The decrease in interest income is the result of a lower settlement receivable balance from the settlement receivable being paid down during the year.

Net income

During the nine months ended May 31, 2017 we have net income of $202,146 (2016 – net loss of $179,203). The increase in net income is attributable to our increased revenue in Play MPE® and reduced operating expenses in overall spending on salaries and wages, marketing, telecommunications and public company expenditures.

For the nine months period ended May 31, 2017, adjusted EBITDA increased to $322,175 (2016 – loss of $20,618). Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income from operations to Adjusted EBITDA over the eight most recently completed fiscal quarters:

	2015 Q4	2016 Q1	2016 Q2	2016 Q3	2016 Q4	2017 Q1	2017 Q2	2017 Q3
	$	$	$	$	$	$	$	$
Net Income (Loss)	(957,451)	(101,007)	(75,383)	(2,813)	(9,048)	104,128	(68,205)	166,223
Amortization, stock based compensation and deferred leasehold inducement	85,222	53,608	57,404	64,408	22,169	45,698	45,404	40,998
Interest income	(8,214)	(6,122)	(6,033)	(4,902)	(4,075)	(4,763)	(3,871)	(3,437)
Income tax	842,000	—	—	—	—	—	—	—
Adjusted EBITDA	(38,443)	(53,521)	(24,012)	56,693	18,094	145,063	(26,672)	203,784

LIQUIDITY AND FINANCIAL CONDITION

We had cash of $1,164,575 as at May 31, 2017 (August 31, 2016 – $662,743). We had working capital of $1,450,790 as at May 31, 2017 compared to working capital of $1,125,289 as at August 31, 2016.

CASH FLOWS

Net cash provided by operating activities was $575,183 for the nine months ended May 31, 2017, compared to net cash provided of $6,274 for the nine months ended May 31, 2016. The increase in net cash flows provided in the operating activities was due to increasing net income and a decrease in our accounts receivable during the period.

Net cash used in investing activities was $49,457 for the nine months ended May 31, 2017, compared to net cash used of $157,083 for the nine months ended May 31, 2016. The decrease in net cash used in investing activities is largely attributable to software testing services and other software purchases aimed at improving product quality in the comparative period.

The cash provided by financing activities was $Nil for the nine months ended May 31, 2017, compared to $496,360 for the nine months ended May 31, 2016. The change was the result of a private placement in the comparative period.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 9 “Recent Accounting Pronouncements” in Notes to Interim Condensed Consolidated Financial Statements for the nine months ended May 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the nine months ended May 31, 2017, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company recognized positive impacts on reported net income.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2017, our disclosure controls and procedures are effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

On June 28, 2017, the Board of Directors has appointed Fred Vandenberg to the role of President and Chief Executive Officer to replace Mr. Steve Vestergaard. Mr. Vandenberg will remain in the CFO role on an interim basis. Where internal controls have relied on a separation of duties between the CFO and the CEO, our internal controls have changed temporarily in that respect. The Company continues to maintain a strong control environment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

(a)	Reports on Form 8-K
Please refer to two 8-K’s filed with the SEC on March 7, 2017 and June 28, 2017

(b)	Information required by Item 407(C)(3) of Regulation S-K
None.

Item 6. Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101*	Interactive Data File

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/Frederick Vandenberg______________________
Frederick Vandenberg, President
Chief Executive Officer and Chief Financial Officer
Date: July 17, 2017