Form 10-K
period 2017-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2017-11-29
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended August 31, 2017

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the transition period from _____to _____

Commission File Number: 0-28259

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
Yes  [  ]  No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes  [  ]  No  [ X ]

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
Yes  [ X ]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes  [  ]  No  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ X ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
Yes  [  ]  No  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]  No  [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $10,458,301.

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of November 29, 2017 was 55,013,874.

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

OUR PRODUCTS AND SERVICES

Destiny develops and markets software as a service (SaaS) solutions that solve critical problems in distribution and promotion for businesses in the music industry. of digital media content over the Internet. Destiny services are based around proprietary security, watermarking and instant play streaming media technologies.

The core of the business is the Play MPE® promotional music marketing and digital distribution service. Play MPE® is a service for promoting and securely distributing broadcast quality audio, video, images, promotional information and other digital content securely through the internet. The system is currently used by the recording industry for transferring pre-release broadcast quality music, radio shows, and music videos to trusted recipients such as radio stations, media reviewers, VIP’s, DJ’s, film and TV personnel, sports stadiums and retailers. The system replaces the physical distribution (mail, courier or hand delivery) of CD’s.

Record labels around the world, including all three major labels (Universal Music Group, Warner Music Group and Sony Music Entertainment), are regularly using Play MPE® to deliver their content to radio.

Play MPE® is a cloud-based enterprise SaaS service providing tiered, permission based, access allowing our clients to assign varying rights, capabilities and responsibilities to different members of their staff. For example, some customer staff may manage assets (album cover imagery, music videos, the raw music, promotional information and other metadata), while others manage hierarchical permission based lists of recipients. Larger labels are normally structured into label groups, each with their own labels with varying access (permissions) to various subsets of the master recipient lists.

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

While many clients are set up to manage and upload recipient lists, many rely on the proprietary lists provided within the service. Our staff manages lists of recipients in various formats and geographies and those lists are made available to our customers using the Play MPE® system. The Play MPE® system provides Play MPE® staff with the feedback and resources necessary to manage and maintain this network of recipients which is not available with physical distribution or by smaller competitors. Customers select lists of recipients within the proprietary network based on music format and geography.

When the release is sent, the “send” appears in the “available tracks” section of a recipient’s account. Recipients can access these tracks through proprietary iPhone, Mac and Windows based players, or through partner sites. In 2016 we made it even easier for decision makers in radio, press, TV, and film to use the Play MPE® service with a new secure streaming audio preview feature. The enhancement allows Play MPE® recipients to quickly hear a short preview of a song directly from the notification email without having to login.

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

Real time usage statistics for Play MPE® are available at: http://www.dsny.com/play-mpe-stats

Ongoing work in 2017 progressed on a completely browser based encoder, when all stages are complete, this system will be accessible on any computer without installation and will completely replace many of the current Windows based desktop tools. It is expected that this new solution will increase usage of Play MPE® by providing an easier to use, more intuitive experience, providing access to both Mac and PC users, providing new release creation workflows, and more configuration options. It also allows for easy translation to accelerate international expansion.

We continue to invest in new development which should lead to higher usage.

The Company also has a legacy business, Clipstream®, in the online video industry for which it is pursuing strategic alternatives. The Clipstream® Online Video Platform (OVP) is a self-service system, for encoding, hosting and reporting on video playback which can be embedded in third party websites or emails. Playback is currently through the Company’s proprietary JavaScript codec engine, which is only available on the internet through the Company.

The unique software based approach to rendering video, is protected by over two dozen patents claiming initial priority to 2011. This product is marketed in a limited way and has incidental revenues.

BUSINESS DEVELOPMENT

Play MPE®

During the year ended August 31, 2017, we generated revenues of $3,445,014, of which 99% was derived from Play MPE®.

In September 2016, we announced the availability of a new secure streaming audio preview feature.

This enhancement allows Play MPE® recipients to quickly hear a short preview of a song directly from the notification email without having to login. This quick audio preview leverages Play MPE®’s secure infrastructure and patented watermarking features to increase recipient activity and engagement with the service. This increased activity and engagement within the system increases the value of each Play MPE® release and further solidifies Play MPE® as the go-to-service for promotional music distribution.

Throughout the year the Play MPE service was regularly updated, these updates included a significant upgrade to the email sending infrastructure and a number of smaller features targeted at improved performance and increasing activity. Progress also continued on additional services for a new generation of browser based administration tools that are planned to launch in 2018. These new tools are expected to increase usage with existing customers and facilitate expansion to new customers, radio formats, and territories.

Play MPE® staff regularly attend various industry conferences including:

September 2016	Americanafest, Nashivlle, TN
September 2016	Christian Music Broadcasters Momentum 2016, Lake Buena Vista, FL
February 2017	Country Radio Seminar, Nashville, TN
April 2017	Canadian Music Week, Toronto, ON
May 2017	Non Commvention, Philadelphia, PA
June 2017	The Gathering, Louisville, KY
August 2017	FMQB Triple A Convention, Boulder, CO

Other business development efforts focused on moving select customers to monthly subscription pricing that encourages more usage of the system. Initial trial customers have significantly increased their spending and activity with Play MPE as a result of moving to a simpler monthly pricing model, additional customers have been identified for transition to monthly pricing.

Clipstream®

The Clipstream script based video engine received on-going updates throughout the year focused on improving quality and user experience across a broad range of devices. In July of 2017 the business development strategy was revised to focus only on partnerships where the differentiated value of script based video could offer stronger differentiation to customers performing other workflows in online video.

In November 2017, after completing a detailed review of the resources required to progress Clipstream further, the Company transitioned the product to maintenance only stopping development of new major features. Business development will focus on identifying strategic alternatives for the product, business, and intellectual property outside the Company.

Significant Customers

During the year ended August 31, 2017, we generated 41% of total revenue from one customer (2016 - one customer represented 42%).

OUR BUSINESS OPERATIONS

We lease approximately 6,550 square feet of office space, with the lease expiring in June of 2022, and we currently have 22 total employees. Our employees include our President, Chief Executive Officer and Chief Financial Officer, two finance personnel, ten sales and technical support personnel, and nine software developers. We also employ contractors as needed.

Research and Development

Total research and development expenditures for the year ended August 31, 2017 were $1,304,742 (2016: $1,292,996).

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

2.	Watermarking "Methods for Watermarking Media Data"

a.	US Patents No. 7983441,8300885, 9165560, 9676574
b.	US pending application No. 15/358834
c.	US pending application No. 15/598222
d.	Japan Patent No. 5103479
e.	Canada patent No. 2682926
f.	Europe Patent No. 2082527 (which has now been granted in Switzerland, the UK, the Netherlands, France, Sweden, and Denmark under No. 2082527 and in Germany under DE602007038680.2)

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

3.	Cross Platform Streaming Video “Script Based Video Rendering”

a.	US Patents No. 9143826, 9137567, 9215499, 9380338, 9432726 and 9432727
b.	South Africa Patent No. 2014/01618d
c.	Singapore Patent No. 2014008775
d.	Australia (Patent No. 2012297524)
e.	New Zealand (Patent No. 622065)
f.	Pending US application No. 13/517574 (publication No. US-2013-0044823)
g.	Pending Canadian patent application No. 2843766
h.	Pending China (Publication No. CN 103891303/Application No. 201280050754.7)
i.	Pending Europe (Publication No. 2745526/Application No. 12824114.8)
j.	Pending Japan (Application No. 2014-525268)
k.	Pending India (Application No. 1961/DELNO/2014)
l.	Pending Israel (Publication No. WO2013/023287/Application No. 230898)
m.	Pending Russian Federation (Application No. 2014110047)
n.	Pending Hong Kong (Application No. 14112896.4)
o.	Pending Cooperation Treaty (Application No. PCT/CA2012/05034)

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

Play MPE®
Granted: USA, Canada, Japan, European Community, China and Australia

MPE®
Granted: USA, Canada, Japan, European Community

Sonox Digital®
Granted: Japan, China, European Community, Canada

Clipstream®
Granted: USA, Canada, Japan, Israel, European Community, China and Australia

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

Operating expenses were $3,170,580 for the year ended August 31, 2017 and $3,547,196 for the year ended August 31, 2016 while our revenue was $3,445,014 for the year ended August 31, 2017 and $3,337,813 for the year ended August 31, 2016. Our ability to achieve profitability is conditional upon our ability to control our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

If we are not successful in legal proceedings against us, then our business and financial condition could be adversely affected.

We are currently party to two claims against the Company, as described in “Item 3. Legal Proceedings”. If we are not successful in these legal proceeding and are forced to make payments of damages to the plaintiffs, then our business and our financial condition would be adversely affected.

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

Customer Concentration

During the year ended August 31, 2017, 41% of the Company’s revenue is derived from one customer with operations in numerous countries. This customer is currently of key importance to our operations and any adverse change to the revenue from this customer would have a material adverse effect on our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES.

Our head office is located in leased premises at Suite 1110, 885 Georgia Street, Vancouver, British Columbia, Canada V6C 3E8. Our principal business operations are carried out from our head office. Our leased premises consist of approximately 6,550 square feet. We pay rent of approximately $26,240 Canadian (equal to approximately $20,934 US) per month. The lease expires June 30, 2022. We consider our leased premises adequate for our current business purposes.

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

On September 5, 2017, Steve Vestergaard, former President and Chief Executive Officer of the Company, filed a Notice of Civil Claim in the Supreme Court of British Columbia against the Company, its subsidiaries, independent directors and current Chief Executive Officer, claiming damages for conspiracy, breach of contract, wrongful dismissal, defamation and aggravated and punitive damages. The Company believes the claims are without merit and will defend itself against the claims.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares are currently trading on the OTCQB under the stock symbol DSNY. The first day on which the Company’s shares were traded under the stock symbol DSNY on the OTC Bulletin Board was June 26, 2000. On August 18, 2011, Destiny Media began trading on OTCQX. In June 2016 the Company began trading on the OTCQB. The high and the low trading prices for our shares for each quarter of the last two fiscal years were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2016	$0.50	$0.15
2nd Quarter 2016	$0.26	$0.17
3rd Quarter 2016	$0.34	$0.15
4th Quarter 2016	$0.30	$0.16
1st Quarter 2017	$0.22	$0.14
2nd Quarter 2017	$0.28	$0.13
3rd Quarter 2017	$0.28	$0.17
4th Quarter 2017	$0.27	$0.15

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Our shares have traded on the TSX Venture Exchange under the symbol DSY since October 12, 2010.

Holders of Common Stock

As of November 29, 2017 our shareholders’ list for our common stock showed 56 registered shareholders and 55,013,874 shares of our common stock outstanding.

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

ITEM 6.	SELECTED FINANCIAL DATA.

			Fiscal Year
(Expressed in US dollars)	2017	2016	2015	2014	2013
Continuing Operations:
Service revenue	$3,445,014	$3,337,813	$3,323,537	$3,572,376	$3,679,029
Income (loss) from operations	$274,434	$(209,383)	$(797,013)	$(368,783)	$235,879
Net income (loss)	$288,781	$(188,251)	$(1,596,646)	$(324,399)	$226,014
Net income (loss) per common share, basic and diluted	$0.01	$(0.00)	$(0.03)	$(0.01)	$0.00
Balance Sheet
Working capital	$1,661,850	$1,125,289	$513,472	$1,476,767	$1,842,538
Total assets	$2,244,703	$1,850,876	$1,537,190	$3,401,206	$3,657,656
Long-term liabilities	$—	$6,472	$12,071	$—	$—
Stockholders’ equity	$1,892,805	$1,488,405	$1,102,434	$3,002,647	$3,283,007

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2017 AND 2016

Revenue

Total revenue for the year ended August 31, 2017 increased by 3.2% over the same period in the prior year to $3,445,014 (2016 – $3,337,813). The increase in Play MPE® revenue was spread evenly throughout all geographic territories where Play MPE® has an appreciable presence. Revenue growth in Europe was slightly stronger due the addition of distributions lists in Norway and Sweden but this increase was slightly moderated by declines in the Euro relative to the US dollar.

Approximately 50% of our Play MPE® revenue is denominated in Euros, 42% is denominated in US Dollars and 8% is denominated in Australia Dollars for the year ended August 31, 2017.

Operating Expenses

Overview

As our technologies and products are developed and maintained in-house, the majority of our expenditures are on salaries and wages and associated expenses; office space, supplies and benefits. Our operations are primarily conducted in Canada. The majority of our costs are incurred in Canadian dollars while the majority of our revenue is in Euros and US dollars. Thus, operating expenses and the results of operations are impacted, to the extent they are not hedged, by the rise and fall of the relative values of the Canadian dollar to these currencies. The Company maintains a large portion of its financial reserves in Canadian dollars to mitigate the downside risk of adverse exchange rates.

Overall costs dropped by 10.6% to $3,170,580 (2016 – $3,547,196) during the year ended August 31, 2017. The decline is result of reduced spending on staffing costs, marketing, telecommunications, research and development and public company expenditures. These savings are partially offset by a non-recurring increase in professional fees.

The decrease in telecommunications expenditures is the result of a planned temporary increase in spending in the prior fiscal year as we transitioned to external hosting services.

Staffing costs declined by 3.7% for the year as a result of staffing reductions experienced near the end of the fiscal year. It is expected that the majority of these staffing reductions do not result in a reduction in our ability to fully service our current and prospective customers and, as these reductions occurred near the end of the fiscal year, we expect to see a reduction in total costs for fiscal 2018.

General and administrative	31-Aug	31-Aug	$	%
	2017	2016	Change	Change
	(12 months)	(12 months)
	$	$
Wages and benefits	339,619	358,424	(18,805)	(5.2%	)
Rent	35,681	34,751	930	2.7%
Telecommunications	34,793	43,883	(9,090)	(20.7%	)
Bad debt	(806)	3,052	(3,858)	(126.4%	)
Office and miscellaneous	159,628	243,160	(83,532)	(34.4%	)
Professional fees	161,579	119,163	42,416	35.6%
	730,494	802,433	(71,939)	(9.0%	)

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures. The decrease in office and miscellaneous expenses is due to a variety of declines including a reduction of public company expenditures. The increase in professional fees is a non-recurring increase related to legal advice on employment matter related to the termination of our previous Chief Executive Officer.

Sales and marketing	31-Aug	31-Aug	$	%
	2017	2016	Change	Change
	(12 months)	(12 months)
	$	$
Wages and benefits	730,406	862,611	(132,205)	(15.3%	)
Rent	84,082	89,225	(5,143)	(5.8%	)
Telecommunications	81,988	112,669	(30,681)	(27.2%	)
Travel	15,313	32,967	(17,654)	(53.6%	)
Advertising and marketing	70,170	162,912	(92,742)	(56.9%	)
	981,959	1,260,384	(278,425)	(22.1%	)

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, sales commissions, advertising and promotional fees, and travel costs. The decrease in wages and benefits is mostly attributable to a decrease in Clipstream sales personnel during the year. The decrease in advertising and marketing is attributable to decreased online advertising of Clipstream®.

Research and development	31-Aug	31-Aug	$	%
	2017	2016	Change	Change
	(12 months)	(12 months)
	$	$
Wages and benefits	1,000,455	940,982	59,473	6.3%
Rent	114,770	98,311	16,459	16.7%
Telecommunications	111,912	124,144	(12,232)	(9.9%	)
Research and development	77,605	129,559	(51,954)	(40.1%	)
	1,304,742	1,292,996	11,746	0.9%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase in wages and benefits is attributable to the increase in personnel during the year. The decrease in research and development costs is primarily attributable to a reduction in non-recurring costs incurred in the prior year associated with the transition to externally hosting services.

Depreciation and amortization

Depreciation and amortization decreased to $153,385 for the fiscal year ended August 31, 2017 from $191,383 for the fiscal year ended August 31, 2016, a decrease of $37,998 or 20% from an overall reduction in capital expenditures consistent with our outsourcing of infrastructure related costs.

Other earnings and expenses

Interest income decreased to $14,314 for the year ended August 31, 2017 from $21,132 for the year ended August 31, 2016, a decrease of $6,818. The interest income is derived from the amount receivable pursuant to our previous litigation settlement. The decrease in interest income is the result of a lower settlement receivable balance from the settlement receivable being paid down during the year, as well as foreign currency exchange fluctuations.

Net income (loss)

During the year ended August 31, 2017, income (loss) from operations increased by approximately $484,000 to $274,434 (August 31, 2016 – ($209,383)). Net income (loss) increased by approximately $477,000 to $288,781 (August 31, 2016 – ($188,251)). The increase in net income is attributable to our increased Play MPE® revenue and reduced operating expenses from an overall decrease in spending on salaries and wages, Clipstream marketing, non-recurring telecommunications occurring in fiscal 2016, public company expenditures and non-recurring consulting costs occurring in fiscal 2016.

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

The following is a reconciliation of net income from operations to Adjusted EBITDA:

	2017	2016	2015
Net loss	$288,781	$(188,251)	$(1,596,646)
Interest income and expenses	(14,314)	(21,132)	(42,787)
Deferred income tax expense	-	-	842,000
Depreciation and amortization	153,385	191,383	182,863
Stock based compensation	46,133	49,608	60,807
Deferred leasehold inducement	(26,754)	(34,255)	69,244
Adjusted EBITDA	$447,231	$(2,647)	$(484,519)

LIQUIDITY AND FINANCIAL CONDITION

Our cash balance increased by $680,213 during the year to $1,342,956 as at August 31, 2017 ($662,743 - August 31, 2016).

We had working capital of $1,661,850 as at August 31, 2017 compared to $1,125,289 as at August 31, 2016. The increase in our working capital was primarily due to an increase in our net income.

We had $1,048,131 in cash held outside of the United States, and there is no intent to repatriate this cash at this time. Should we decide to repatriate in the future, taxes may need to be accrued and paid.

Cash Flows

Net cash provided in operating activities was $695,603 for the year ended August 31, 2017, compared to net cash used of $162,819 for the year ended August 31, 2016. The increase was mainly the result of an increase in our net income and a decrease in accounts receivable. As of the date of this report, we have collected over 90% of the accounts receivable balance at August 31, 2017.

The cash used in investing activities was $63,340 for the year ended August 31, 2017, compared to $73,097 for the year ended August 31, 2016.

The cash provided by financing activities was $Nil for the year ended August 31, 2017 compared to net cash provided of $489,943 for the year ended August 31, 2016. The change was the result of a private placement in the comparative period.

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

Research and Development Expense for Software Products

Research and development expense includes costs incurred to develop intellectual property. The costs for the development of new software and substantial enhancements to existing software within the scope of ASC 985-20 Software – Costs of Software to be Sold, Leased or Marketed are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. We have determined that technological feasibility is established at the time a working model of software is completed. Because we believe our current process for developing software will be essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. We do not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2016-18 to have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted, to the extent they are not hedged, by the rise and fall of the relative values of the Canadian dollar to these currencies. During the year, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company realized an overall negligible negative impact on net income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Audited Consolidated Financial Statements for the Years Ended August 31, 2017 and 2016:

1.	Report of Independent Registered Public Accounting Firm – BDO Canada LLP;

2.	Consolidated Balance Sheets as at August 31, 2017 and 2016;

3.	Consolidated Statement of Comprehensive Income (loss) for the Years Ended August 31, 2017 and 2016;

4.	Consolidated Statement of Changes in Stockholders' Equity for the Years Ended August 31, 2017 and 2016;

5.	Consolidated Statement of Cash Flows for the Years Ended August 31, 2017 and 2016;

6.	Notes to Consolidated Financial Statements.

Consolidated Financial Statements

Destiny Media Technologies Inc.
August 31, 2017 and 2016
(Expressed in United States dollars)

Tel: 604 688 5421 Fax: 604 688 5132 www.bdo.ca	BDO Canada LLP 600 Cathedral Place 925 West Georgia Street Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Destiny Media Technologies Inc.
Vancouver, Canada

We have audited the accompanying consolidated balance sheets of Destiny Media Technologies Inc. as of August 31, 2017 and 2016 and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Destiny Media Technologies Inc. at August 31, 2017 and 2016, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO CANADA LLP

Chartered Professional Accountants

Vancouver, Canada
November 29, 2017

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS

As at August 31,	(Expressed in United States dollars)

	2017	2016
	$	$

ASSETS
Current
Cash and cash equivalents	1,342,956	662,743
Accounts receivable, net of allowance for doubtful accounts of $3,383 [2016 – $4,049] [note 10]	529,666	628,135
Other receivables	21,216	15,051
Short term receivable [note 3]	64,811	113,834
Prepaid expenses	54,507	61,525
Deposit	592	—
Total current assets	2,013,748	1,481,288
Deposits	27,923	22,978
Long term receivable [note 3]	—	61,642
Property and equipment, net [note 4]	116,208	174,951
Intangible assets, net [note 4]	86,824	110,017
Total assets	2,244,703	1,850,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	127,444	108,157
Accrued liabilities	192,433	190,077
Deferred leasehold inducement	2,090	28,962
Deferred revenue	23,685	23,563
Obligation under capital lease – current portion [note 7]	6,246	5,240
Total current liabilities	351,898	355,999
Obligation under capital lease – long term portion [note 7]	—	6,472
Total liabilities	351,898	362,471

Commitments and contingencies [notes 7 and 9]
Stockholders’ equity
Common stock, par value $0.001 [note 5] Authorized: 100,000,000 shares Issued and outstanding: 55,013,874 shares [2016 – issued and outstanding 55,013,874 shares]	55,014	55,014
Additional paid-in capital [note 5]	9,712,213	9,666,080
Accumulated deficit	(7,607,531)	(7,896,312)
Accumulated other comprehensive loss	(266,891)	(336,377)
Total stockholders’ equity	1,892,805	1,488,405
Total liabilities and stockholders’ equity	2,244,703	1,850,876

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended August 31,	(Expressed in United States dollars)

	2017	2016
	$	$

Service revenue [note 10]	3,445,014	3,337,813

Operating expenses
General and administrative	730,494	802,433
Sales and marketing	981,959	1,260,384
Research and development	1,304,742	1,292,996
Depreciation and amortization	153,385	191,383
	3,170,580	3,547,196
Income (loss) from operations	274,434	(209,383)
Other income
Interest income	14,314	21,132
Other income	33	—
Income (loss) before provision for income taxes	288,781	(188,251)
Income tax expense - deferred [note 6]	—	—

Net income (loss)	288,781	(188,251)

Foreign currency translation adjustments	69,486	28,254

Total comprehensive income (loss)	358,267	(159,997)

Net income (loss) per common share, basic and diluted	0.01	(0.00)

Weighted average common shares outstanding:
Basic	55,013,874	54,737,918
Diluted	55,013,874	54,737,918

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended August 31,				(Expressed in United States dollars)

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	loss
	#	$	$	$	$	$
Balance, August 31, 2015	52,993,874	52,994	9,122,132	(7,708,061)	(364,631)	1,102,434
Total comprehensive income (loss)	—	—	—	(188,251)	28,254	(159,997)
Common stock issued pursuant to private placement	2,020,000	2,020	502,980	—	—	505,000
Less: share issuance costs	—	—	(8,640)	—	—	(8,640)
Stock based compensation – Note 5	—	—	49,608	—	—	49,608
Balance, August 31, 2016	55,013,874	55,014	9,666,080	(7,896,312)	(336,377)	1,488,405
Total comprehensive income	—	—	—	288,781	69,486	358,267
Stock based compensation – Note 5	—	—	46,133	—	—	46,133
Balance, August 31, 2017	55,013,874	55,014	9,712,213	(7,607,531)	(266,891)	1,892,805

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended August 31,	(Expressed in United States dollars)

	2017	2016
	$	$

OPERATING ACTIVITIES
Net income (loss)	288,781	(188,251)
Items not involving cash:
Depreciation and amortization	153,385	191,383
Stock-based compensation	46,133	49,608
Deferred leasehold inducement	(26,754)	(34,354)
Unrealized foreign exchange	3,342	(9,182)
Changes in non-cash working capital:
Accounts receivable	120,514	(223,238)
Other receivables	(5,204)	537
Prepaid expenses and deposits	4,967	(15,517)
Accounts payable	8,962	(31,251)
Accrued liabilities	(6,882)	(1,496)
Deferred revenue	(899)	(1,328)
Long term receivable	109,258	100,270
Net cash provided (used) in operating activities	695,603	(162,819)

INVESTING ACTIVITY
Purchase of property, equipment and intangibles	(63,340)	(73,097)
Net cash used in investing activity	(63,340)	(73,097)

FINANCING ACTIVITIES
Common stock issued on private placement, net	—	496,360
Payments under capital lease obligations	—	(6,417)
Net cash provided by financing activities	—	489,943

Effect of foreign exchange rate changes on cash	47,950	21,400

Net increase in cash and cash equivalents during the year	680,213	275,427
Cash and cash equivalents, beginning of year	662,743	387,316
Cash and cash equivalents, end of year	1,342,956	662,743

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—
Equipment acquired through capital lease obligations	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017 and 2016

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

August 31, 2017 and 2016

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

August 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Long-lived assets

Long-lived assets held for use are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Impairment is measured by a two-step process: Step 1) the carrying amount of the asset is compared with its estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition. If the carrying amount is lower than the undiscounted future cash-flows, no impairment loss is recognized. Step 2) if the carrying amount is higher than the undiscounted future cash-flows then an impairment loss is measured as the difference between the carrying amount and fair value which may be based on internally developed discounted cash flow estimates, quoted market prices, when available, or independent appraisals. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of August 31, 2017, there were no impairment indicators present.

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

During the year ended August 31, 2017, the Company incurred approximately $2,655 (2016: $ Nil) in professional legal fees in connection with legal actions against the Company and legal actions initiated by the Company. These costs are expensed as incurred and are recorded as a component of general and administrative expenses.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017 and 2016

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

Research and development costs

Research costs are expensed as incurred. Development costs are expensed as incurred, unless such costs are within the scope of ASC 985-20 Software – Costs of Software to be Sold, Leased or Marketed (“ASC 985-20”), in which case such costs are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company’s products are generally released soon after technological feasibility has been established and therefore costs incurred subsequent to achievement of technological feasibility are not significant and have been expensed as incurred.

Property and equipment and intangibles

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

August 31, 2017 and 2016

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

Advertising

Advertising costs are expensed as incurred and totaled $9,593 and $769 during the years ended August 31, 2017 and 2016, respectively.

Income taxes

The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis that give rise to the differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies. If in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would be recorded, decreasing earnings in the period in which such determination is made.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017 and 2016

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years ended August 31, 1999 through August 31, 2017, the tax years which remain subject to examination by major tax jurisdictions. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

August 31, 2017 and 2016

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

	Year Ended
	August 31,	August 31,
	2017	2016
	$	$
Net income (loss)	288,781	(188,251)
Weighted average common shares outstanding	55,013,874	54,737,918
Diluted weighted average common shares outstanding	55,013,874	54,737,918

At August 31, 2017, the Company had 1,706,250 outstanding options exercisable at $0.40, 100,000 outstanding options exercisable at $0.26, and 1,010,000 outstanding warrants exercisable at $0.30. Those outstanding options and warrants were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income (deficit) consists only of accumulated foreign currency translation adjustments for all years presented.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017 and 2016

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017 and 2016

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

August 31, 2017 and 2016

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in this ASU are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. We do not expect the adoption of ASU 2017-09 to have a material impact on our consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017 and 2016

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2016-18 to have a material impact on our consolidated financial statements.

3.  LONG TERM RECEIVABLE

In a prior year, the Company agreed to settle litigation with an unrelated party. Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012 and ending on February 28, 2018. The balance is due to be paid in equal monthly installments of $14,050AUD until the end of the obligation. The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a registered charge against real estate located in Australia. As of August 31, 2017, installments of US$872,111, including interest of US$231,499, have been received ($999,200AUD and $255,969AUD, respectively).

The following table summarizes the changes regarding the carrying value of the remaining receivable balance during the year ended August 31, 2017 and covering the period of September 1, 2016 to August 31, 2017:

	2017	2016
	$	$
Beginning balance	175,206	265,530
Gross installments received	(127,845)	(123,442)
Interest	12,840	23,172
Foreign exchange impact	4,610	10,216
Ending balance	64,811	175,476

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017 and 2016

3. LONG TERM RECEIVABLE (cont’d.)

The foreign exchange impact in the above table is partially allocated into other comprehensive income (loss) and partially allocated into exchange gain (loss) on income statement.

Payments to be received over the next fiscal year are as follows:

	Principal	Interest	Total
	$	$	$

2018	64,811	1,950	66,761
	64,811	1,950	66,761

4. PROPERTY AND EQUIPMENT AND INTANGIBLES

		Accumulated	Net book
	Cost	amortization	value
	$	$	$
2017
Property and equipment
Furniture and fixtures	171,724	126,005	45,719
Computer hardware	241,705	192,596	49,109
Computer software	222,554	201,174	21,380
Leasehold improvement	71,415	71,415	—
	707,398	591,190	116,208

Intangibles
Patents, trademarks and lists	415,752	328,928	86,824
	415,752	328,928	86,824

2016
Property and equipment
Furniture and fixtures	160,766	110,261	50,505
Computer hardware	224,278	165,133	59,145
Computer software	212,896	171,993	40,903
Leasehold improvement	68,316	43,918	24,398
	666,256	491,305	174,951
Intangibles
Patents and trademarks	344,322	234,306	110,016
	344,322	234,306	110,016

Depreciation and amortization for the year ended August 31, 2017 was $153,385 (2016: $191,383)

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017 and 2016

5. STOCKHOLDERS’ EQUITY

[a]    Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

2017

During the year ended August 31, 2017, no shares were issued.

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

[b]    Stock option plans

The Company has two existing stock option plans (the “Plan”), namely the 2006 Stock Option Plan and the 2015 Stock Option Plan, under which up to 7,750,000 shares of the common stock, has been reserved for issuance. A total of 1,196,931 common shares remain eligible for issuance under the plan. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017 and 2016

5. STOCKHOLDERS’ EQUITY (cont’d.)

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of August 31, 2017 and 2016, and changes during the years ended are presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at September 1, 2015	1,220,000	0.53	2.38	—
Granted	—	—	—	—
Forfeited	(270,000)	0.98	—	—
Expired	—	—	—	—
Outstanding at August 31, 2016	950,000	0.40	1.58	—
Granted	1,500,000	0.39	—	—
Forfeited	(600,000)	0.40	—	—
Expired	(43,750)	0.40	—	—
Outstanding at August 31, 2017	1,806,250	0.39	4.07	—
Exercisable at August 31, 2017	439,583	0.39	2.02	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at August 31, 2017.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of August 31, 2017:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
		$
Non-vested options at August 31, 2015	736,250	0.09
Granted	—	—
Forfeited	(80,000)	0.17
Vested	(375,000)	0.08
Non-vested options at August 31, 2016	281,250	0.08
Granted	1,500,000	0.07
Forfeited	—	—
Vested	(414,583)	0.11
Non-vested options at August 31, 2017	1,366,667	0.07

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017 and 2016

5. STOCKHOLDERS’ EQUITY (cont’d.)

As of August 31, 2017, there was $91,967 of total unrecognized compensation cost related to non-vested share-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.8 years.

During the year ended August 31, 2017, the total stock-based compensation expense of $46,133 is reported in the statement of comprehensive loss as follows:

	2017	2016
	$	$
Stock-based compensation
General and administrative	31,641	28,608
Sales and marketing	4,665	13,063
Research and development	9,827	7,937
Total stock-based compensation	46,133	49,608

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017 and 2016

5.  STOCKHOLDERS’ EQUITY (cont’d.)

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2017	2016
	$	$
Expected term of stock options (years)	1.8-3.0	—
Expected volatility	86.4%-87.7%	—
Risk-free interest rate	1.4-1.6%	—
Dividend yields	—	—
Weighted average grant date fair value	$0.07	—

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

During the year ended August 31, 2017, the Company recognized compensation expense of $45,212 (2016: $37,304) in salaries and wages on the consolidated statement of comprehensive income (loss) in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.21 (2016: $0.23) . The shares are held in trust by the Company for a period of one year from the date of purchase.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017 and 2016

5. STOCKHOLDERS’ EQUITY (cont’d.)

[d]    Warrants

As at August 31, 2017, the Company has the following common stock warrants outstanding:

	Number of			Aggregate
	Common	Exercise	Date	Intrinsic
	Shares	Price	of	Value
	Issuable	$	Expiry	$
$0.30 Warrants	1,010,000	0.30	October 20,2017	—
	1,010,000			—

The Company will have the right to accelerate the expiry date of all of the warrants if, at any time, the average closing price of the Company’s common shares is equal to or greater than $1.25 for 20 consecutive trading days. In the event of acceleration, the expiry date will be accelerated to a date that is 30 days after the Company issues a news release announcing that it has elected to exercise this acceleration right. Subsequent to August 31, 2017, these warrants expired unexercised.

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

August 31, 2017 and 2016

6. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 34.0% and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 26%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company’s income tax expense is as follows:

	2017	2016
	$	$

Tax at U.S. statutory rates	98,000	(64,000)

Permanent differences	2,000	2,000
Stock option compensation	16,000	17,000
Effect of lower foreign tax in Canada	(21,000)	18,000
Effect of research tax credits claims filed in respect of prior years	(128,000)	(36,000)
Foreign exchange and other adjustments	(89,000)	25,000
Change in valuation allowance	122,000	38,000
Provision for deferred income taxes	—	—

Included in other adjustments and change in valuation allowance for the year ended August 31, 2017 is $87,000 (2016: ($15,000)) for the effect of changes in foreign exchange rates and $2,000 (2016: $40,000) in respect of a change in estimates and provisions.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017 and 2016

6.    INCOME TAXES (cont’d.)

Significant components of the Company’s deferred tax assets as of August 31 are as follows:

	2017	2016
	$	$
Deferred tax assets:
Net operating loss carryforwards	1,196,000	1,324,000
Excess of book over tax depreciation	561,000	501,000
Tax Credit Carryforwards	1,411,000	1,220,000
Total deferred tax asset	3,168,000	3,045,000
Valuation allowance	(3,168,000)	(3,045,000)
Net deferred tax asset	—	—

Net income (loss) before income tax by geographic region is as follows:

	2017	2016
	$	$

United States	64,866	86,193
Canada	223,915	(274,444)
	288,781	(188,251)

If not utilized to reduce future taxable income, the Company’s net operating loss carryforwards will expire as follows:

	Canada	United States
	$	$
2021 and thereafter	34,000	3,499,000
	34,000	3,499,000

If not utilized to reduce future taxable payable, the Company’s investment tax credit carryforwards will expire as follows:

	$	$
2028 and thereafter	1,349,000	—
	1,349,000	—

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017 and 2016

7.   COMMITMENTS

The Company entered into a new lease agreement commencing July 1, 2017 and expiring June 30, 2022 for the same premise consisting of approximately 6,550 square feet. The Company has fiscal year payments committed as follows:

$

2018	252,088
2019	257,749
2020	265,152
2021	270,813
2022	231,121

During the year ended August 31, 2017 the Company incurred rent expense of $234,533 (2016 - $222,287) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of comprehensive income (loss). The rent expense during the year ended August 31, 2017 has included the allocation of rental payments on a straight-line basis.

In February 2015, the Company entered into a capital lease. The Company is committed to make payments under its capital leases for 4 year terms of the leases until March 2018 as follows:

$
2015	2,705
2016	7,032
2017	5,950
2018	7,012
Total lease payments	22,699
Less: Amounts paid	16,253
Total lease payable	6,446
Less: Amounts representing interest	(200)
Balance of obligation	6,246

8.  RELATED PARTY TRANSACTIONS

None.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017 and 2016

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

10.  CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	2017	2016
	$	$

Play MPE®
United States	1,428,802	1,379,240
Europe	1,687,724	1,628,897
Australia	289,910	274,501
Total Play MPE® Revenue	3,406,436	3,282,638

Clipstream ®
United States	38,578	55,175
Total Clipstream ® Revenue	38,578	55,175

Total Revenue	3,445,014	3,337,813

Revenue in the above table is based on location of the customer’s billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the year ended August 31, 2017, the Company generated 41% of total revenue from one customer [2016 - one customer represented 42%].

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at August 31, 2017, one customer represented $377,672 (71%) of the trade receivables balance [2016 – one customer represented $354,459 (63%)].

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017 and 2016

10.  CONCENTRATIONS AND ECONOMIC DEPENDENCE (cont’d.)

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

11.  SUBSEQUENT EVENTS

On September 5, 2017, Steve Vestergaard, former President and Chief Executive Officer of Destiny Media Technologies Inc. (the “Company”) has filed a Notice of Civil Claim in the Supreme Court of British Columbia against the Company, its subsidiaries, independent directors and current Chief Executive Officer, claiming damages for conspiracy, breach of contract, wrongful dismissal, defamation and aggravated and punitive damages. The Company believes the claims are without merit and will defend itself against the claims. The quantum of loss, if any, is not determinable at this time and management believes it is unlikely that the outcome of this matter will have an adverse impact on its results of operations, cash flows and financial condition.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company is responsible for evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of August 31, 2017.

Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer concluded that as of August 31, 2017, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act, is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are transacted in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate. A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of August 31, 2017 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal controls over financial reporting were effective as of August 31, 2017.

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

Changes in Internal Control Over Financial Reporting

On June 26, 2017, the Company dismissed its Chief Executive Officer. On that date, the Company’s Chief Financial Officer assumed the position of President, and Chief Executive Officer in addition to his position of Chief Financial Officer. As a result, there was a lack of segregation of duties between the position of Chief Executive Officer and Chief Financial Officer over the period subsequent to June 26, 2017.

To address this lack of segregation of duties, management ensured that additional oversight procedures were performed to ensure the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe the financial statements included in this report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Other than as noted above, there were no changes in internal control over financial reporting during the fiscal quarter ended August 31, 2017.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Frederick Vandenberg	President, Corporate Secretary, Chief Executive Officer and Chief Financial Officer	49	CEO since June 2017 CFO since July 2007
Hyonmyong Cho(1)	Chairman of the Board, Director	45	February 2017
Samuel Jay Graber(1)	Director	56	February 2017
Steven Vestergaard	Director	51	January 1999

(1)   Member of our Audit Committee

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Fred Vandenberg, B. Comm. MBA, CPA, CA Mr. Vandenberg has been our Chief Executive Officer since June 2017 and Chief Financial Officer since July 2007. Mr. Vandenberg's core responsibilities include strategic planning and coordinating strategic planning, marketing and product development, leading the accounting, treasury, financial controls and financial reporting functions of the Company. Mr. Vandenberg has been with the company for 12 years, heading up the finance group and managing the majority of Play MPE operations, including the initial transition of our customers to commercial agreements in 2008. Mr. Vandenberg oversees the business development and operational functions of Play MPE, expanding into new markets while ensuring we continue to lead the industry in customer service. Mr. Vandenberg obtained a Bachelor of Commerce from McMaster University in 1991 and a Master of Business Administration (Finance) from McMaster University in 1993. In 1996, Mr. Vandenberg was designated as a Chartered Professional Accountant in Ontario.

Hyonmyong Cho. Mr. Cho has been a director of the Company since February 2017. Hyonmyong Cho is currently a managing member of Greenlaw International Management Company LLC which manages Greenlaw International LP, a fund which invests in microcap stocks. From 2002 to 2008, Mr. Cho was a Managing Director of Forum Partners which managed several real estate private equity funds in Europe and Asia. At Forum Partners, Mr. Cho managed a worldwide team tasked with private equity deal structuring, analysis and negotiation. Prior to Forum Partners, Mr. Cho was a senior associate at Nassau Capital, whose only limited partner was Princeton University, and he was responsible for the due diligence, negotiation, documentation and monitoring of private equity transactions. Prior to that, Mr. Cho was a partner in Novalis Ventures, a venture capital fund focused on early stage investments in the real estate industry. Before that, Mr. Cho was a Vice President at Cahill, Warnock & Company, a private equity firm focused on making direct investments in micro-cap public companies. Mr. Cho began his career as a financial analyst for Alex Brown & Sons, Inc. in the mergers and acquisitions, real estate and health care groups. Mr. Cho was a Morehead Scholar at the University of North Carolina, graduating with a B.A. in English Literature.

Samuel Jay Graber. Mr. Graber has been a director of the Company since February 2017. Mr. Graber recently retired as VP of Business Development from Apex Software LLC., a privately-owned developer of building drawing and area calculation software for jurisdictional mass appraisal at the municipal, county, province and statewide level as well as for the real estate mortgage appraisal industry. Mr. Graber continues to serve on various committees for the International Association of Assessing Officers (IAAO) as he remains a business partner in Apex. Prior to 20 years in the software/technology arena, Mr. Graber worked in direct sales / sales management for various manufacturing entities including automotive and decorative lighting, plastic extrusion, art glass and architectural flooring. Mr. Graber earned a BS degree in both Business Management and in Psychology from Eastern Mennonite College (now EMU).

Steven Vestergaard. Mr. Vestergaard has been a director since 1999. Mr. Vestergaard obtained a B.Sc. from the University of British Columbia in 1989 and was previously the Company’s Chief Executive Officer.

ELECTION OF DIRECTORS AND OFFICERS

Our directors are elected by our shareholders at our annual general meetings. Each director holds office until our next annual general meeting or until the director resigns or is removed in accordance with our bylaws. We do not have a classified Board of Directors.

Our officers serve at the discretion of our Board of Directors.

AUDIT COMMITTEE

Our audit committee currently consists of Mr. Hyonmyong Cho and Mr. Samuel Jay Graber. Both Mr. Cho and Mr. Graber are non-employee directors of the Company and are considered independent. Our Board of Directors has currently designated Mr. Cho as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are capable of analyzing and evaluating our financial statements and understanding internal controls over financial reporting.

Our Board adopted a charter for the Audit Committee in November 2013, a copy of which is available on our corporate website www.dsny.com.

FAMILY RELATIONSHIPS

There are no family relationships among our officers and directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended August 31, 2017 all such filing requirements were complied with.

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

The particulars of compensation paid to the following persons:

(a)  our principal executive officer;

(b)  each of our two most highly compensated executive officers other than the principle executive officer who were serving as executive officers at the end of the year ended August 31, 2017; and

(c)  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended August 31, 2017, who we will collectively refer to as our “named executive officers”, of our company for the years ended August 31, 2017 and 2016, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer and the Chief Financial Officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

						Other
						Annual
				Stock	Option	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Total
Position	Year	($)	($)	($)	($)(1)	($)(2)	($)

Frederick Vandenberg (3)	2017	159,033	Nil	Nil	27,047	7,952	194,032
President, Chief	2016	158,424	Nil	Nil	Nil	7,921	166,345
Executive Officer
and Chief Financial
Officer

Steven Vestergaard (4)	2017	162,590	Nil	Nil	10,143	Nil	172,733
Director	2016	196,144	Nil	Nil	Nil	Nil	196,144

(1)	Option awards shown here represent the aggregate grant date fair value of all options granted.

(2)

The value of prerequisites and other personal benefits, securities and property for the individuals included in the summary compensation table that does not exceed $10,000 is not reported herein. Other compensation for Mr. Vestergaard and Mr. Vandenberg includes participation in the employee share purchase plan described below under long term incentive plans.

(3)	All salaries paid to Mr. Vandenberg are paid in Canadian dollars.

(4)	All salaries paid to Mr. Vestergaard are paid in Canadian dollars. The salaries paid to Mr. Vestergaard in 2017 covered the period of September 1, 2016 to June 28, 2017.

(5)

Compensation is stated in United States dollars. Where compensation was provided in Canadian dollars, compensation is based on an exchange rate of 0.7573 US dollars for each 1.00 Canadian dollar during the 2017 fiscal year. Compensation is stated in United States dollars and is based on an exchange rate of 0.7544 US dollars for each 1.00 Canadian dollar during the 2016 fiscal year.

EMPLOYMENT AGREEMENT WITH OUR NAMED EXECUTIVE OFFICERS

We are not party to any written employment agreement or change in control arrangements with Mr. Vandenberg. We do not have any agreements with Mr. Vandenberg regarding the payments of bonus or other performance incentives. Mr. Vandenberg is eligible to receive stock options as and when approved by our Board of Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our named executive officers that were outstanding as of August 31, 2017.

		Option Awards					Stock Awards

Equity
Incentive

								Plan	Equity
								Awards:	Incentive
								Number	Plan
			Equity					of	Awards:
			Incentive			Number		Unearne	Market or
			Plan			of		d	Payout
			Awards:			Shares		Shares,	Value of
		Number of	Number of			or	Market	Units or	Unearned
	Number of	Securities	Securities			Units of	Value of	Other	Shares,
	Securities	Underlying	Underlying			Stock	Shares or	Rights	Units or
	Underlying	Unexercised	Unexercised			that	Units of	that	Other
	Unexercised	Options		Option		have	Stock that	have	Rights that
	Options	Unexercisabl	Unearned	Exercise	Option	not	have not	not	have not
	Exercisable	e	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)

Frederick	164,583	366,667	N/A	0.40	(1)	N/A	N/A	N/A	N/A
Vandenberg

Steven	12,500	137,500	N/A	0.40	July 6, 2022	N/A	N/A	N/A	N/A
Vestergaard

(1)    The exercisable of 164,583 options consist of 131,250 options expired evenly every month within next 21 months and 33,333 options with an expiry of July 6, 2022. The unexercisable 366,667 options have an expiry date of July 6, 2022.

LONG-TERM INCENTIVE PLANS

Employees of the Company are able to contribute up to 5% of their annual salary into a pool which is matched equally by the Company. Independent directors are able to contribute a maximum of $12,500 each, for a combined maximum annual purchase of $25,000. The maximum annual combined contributions will be $400,000. Money in the pool will be used to purchase shares out of the market on a semi-monthly basis for the year ended August 31, 2017. All purchases will be made through the Exchange by a third party plan agent and no purchases will be made on the OTC or German exchanges. The third party plan agent will also be responsible for the administration of the Plan on behalf of Destiny and the participants. Additionally, we have registered stock option plans.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings. In addition, our directors are eligible for grants of options to purchase shares of our common stock at the discretion of our Board of Directors.

The following table summarizes compensation paid to all of our directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($))	Total ($)
Hyonmyong Cho	Nil	Nil	15,214	Nil	Nil
Samuel Jay Graber	Nil	Nil	15,214	Nil	Nil

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 29, 2017 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and address	Number of Shares of	Percentage of Common
Title of class	of beneficial owner	Common Stock	Stock(1)

DIRECTORS AND OFFICERS:

Common Stock	Hyonmyong Cho, Director,	2,452,689 (5)	4.5%
	Chairman of the Board, c/o 1110-
	885 W Georgia St. Vancouver,
	BC, V6C 3E8
Common Stock	Samuel Jay Graber, Director	416,175 (4)	*
	c/o 1110-885 W Georgia St.
	Vancouver, BC, V6C 3E8
Common Stock	Steven Vestergaard, Director	11,290,760(2) (6)	20.5%
	c/o 1110-885 W Georgia St.
	Vancouver, BC, V6C 3E8
Common Stock	Frederick Vandenberg President,	1,115,301(3)	2.0%
	Chief Executive Officer, Chief
	Financial Officer and Corporate
	Secretary c/o 1110-885 W
	Georgia St. Vancouver, BC, V6C
	3E8

Common Stock	All Officers and Directors as a	15,274,925	27.6%
	Group (4 persons)

Less than one percent (1%)

(1)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of such shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 29, 2017. As of November 29, 2017, there were 55,013,874 shares of our common stock issued and outstanding.

(2)	Consists of 11,253,260 shares held by Mr. Vestergaard and 37,500 shares that are acquirable upon the exercise of stock options held by Mr. Vestergaard within 60 days of November 29, 2017.

(3)	Consists of 884,051 shares held by Mr. Vandenberg and 231,250 shares that are acquirable upon the exercise of stock options held by Mr. Vandenberg within 60 days of November 29, 2017.

(4)	Consists of 359,925 shares held by Mr. Graber and 56,250 shares that may be acquired upon the exercise of stock options held by Mr. Graber within 60 days of November 29, 2017.

(5)

Consists of 665,174 shares held by Mr. Cho and 56,250 shares that may be acquired upon the exercise of stock options held by Mr. Cho within 60 days of November 29, 2017 and includes 1,731,265 shares held through Mr. Cho's indirect pecuniary ownership held through Greenlaw International LP, a Delaware limited partnership (the "Fund"), and Greenlaw International GP LLC, a Delaware limited liability company and the general partner of the Fund which has the right to receive an allocation of a portion of the profits of the Fund.

(6)

The share ownership disclosed herein has been calculated based on the latest filings by Mr. Vestergaard under Section 16(a) of the Securities Exchange Act of 1934. The Company has not been able to confirm the amount with Mr. Vestergaard including any ownership under Rule 13d-3 of the Securities Exchange Act of 1934.

EQUITY COMPENSATION PLAN INFORMATION

We have two equity compensation plans, namely our Amended 2006 Stock Option Plan and the 2015 Stock Option Plan, under which up to 7,750,000 shares of our common stock, have been authorized for issuance to our officers, directors, employees and consultants. Our plans have not been approved by the Company’s stockholders. The following summary information is presented for our plans on an aggregate basis as of August 31, 2017.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to be	Weighted-Average Exercise	Equity Compensation Plans
	Issued Upon Exercise of	Price of Outstanding	(Excluding Securities
	Outstanding Options,	Options, Warrants and	Reflected in column (a))
	Warrants and Rights	Rights

Plan Category	(a)	(b)	(c)

Equity Compensation Plans	Not Applicable	Not Applicable	Not Applicable
Approved By Security
Holders

Equity Compensation Plans	950,000 Shares	$0.40 per Share	2,053,181 Shares of
Not Approved By Security	of Common Stock		Common Stock
Holders

Total	950,000 Shares		2,053,181 Shares of
	of Common Stock		Common Stock

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

All of directors are our independent directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Our current sole principal independent registered public accountant, BDO Canada LLP, provided audit and other services during the year ended August 31, 2017 and the year ended August 31, 2016 as follows:

BDO Canada LLP

	2017	2016
Audit Fees	$79,790	$78,238
Audit Related Fees	-	-
Tax Fees	11,058	7,970
All Other Fees	-	-
Total Fees	$90,848	$86,208

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

Of the total aggregate fees paid by us to our accountants during the fiscal years ended August 31, 2017 and 2016, 100% and 100% of the aggregate fees, respectively, were approved by the audit committee pursuant to the de minimis exception provided by Section (c)(7)(i)(C) of Rule 2-01 of Regulations S-X.

The audit committee has considered the nature and amount of the fees billed by BDO Canada LLP, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining BDO Canada LLP's independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

LIST OF DOCUMENTS FILED AS PART OF THE REPORT

The following documents are filed as part of this report:

(a)(1)        Financial Statements:

1.	Report of Independent Registered Public Accounting Firm – BDO Canada LLP;

2.	Consolidated Balance Sheets;

3.	Consolidated Statements of Comprehensive Income (loss);

4.	Consolidated Statements of Cash Flows;

5.	Consolidated Statement of Changes in Stockholders’ Equity; and

6.	Notes to the Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules:

(a)(3)	Exhibits:

3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3(I) to our Amendment No. 5 to Registration Statement on Form 10SB12G filed on April 24, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit B to the Plan of Conversion as filed in our Definitive Proxy Statement on Form DEF14A on August 18, 2014)

4.1 †	2006 Amended And Restated Stock Option Plan (incorporated by reference to Exhibit 4.1 to our Post-effective Amendment No. 1 to Registration Statement on Form S-8 filed on May 18, 2007)

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

10.4	Securities Purchase Agreement dated February 26, 2007 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on March 1, 2007).

10.5†	Employee Stock Purchase Plan (incorporated by reference to our Other Definitive Proxy Statements on Form DEF 14A filed on February 04, 2011).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm – BDO CANADA LLP

24*	Power of Attorney (included in Signature pages)

31.1*	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

100*	XBRL-Related Documents

101*	Interactive Data File

*       Filed herewith

†        Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/Frederick Vandenberg______________________
Frederick Vandenberg, Chief Executive Officer and Chief Financial Officer
	Date:	November 29, 2017

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Frederick Vandenberg, his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/Frederick Vandenberg
Frederick Vandenberg, President
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
	Date:	November 29, 2017

By:	/s/ Hyonmyong Cho
Hyonmyong Cho
Director
	Date:	November 29, 2017

By:	/s/ Samuel Jay Graber
Samuel Jay Graber
Director
	Date:	November 29, 2017