Form 10-Q
period 2017-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2018-01-16
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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
(Do not check if a smaller reporting company) Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
[   ] Yes        [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[   ] Yes        [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of January 16, 2018 was 55,013,874.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
November 30, 2017
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
Unaudited

As at,

	November 30,	August 31,
	2017	2017
	$	$

ASSETS
Current
Cash and cash equivalents	1,752,591	1,342,956
Accounts receivable, net of allowance for
doubtful accounts of $3,292 [August 31, 2017 – $3,383] [note 10]	389,451	529,666
Other receivables	28,538	21,216
Short term receivable [note 3]	31,333	64,811
Prepaid expenses	44,782	54,507
Deposit	576	592
Total current assets	2,247,271	2,013,748
Deposits	27,169	27,923
Property and equipment, net [note 4]	171,491	116,208
Intangible assets, net [note 4]	69,456	86,824
Total assets	2,515,387	2,244,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	236,225	127,444
Accrued liabilities	167,446	192,433
Deferred leasehold inducement	5,084	2,090
Deferred revenue	15,040	23,685
Obligation under capital lease – current portion [note 6]	4,023	6,246
Total liabilities	427,818	351,898

Commitments and contingencies [notes 6 and 8]
Stockholders’ equity
Common stock, par value $0.001 [note 5] Authorized: 100,000,000 shares Issued and outstanding: 55,013,874 shares [August 31, 2017 – issued and outstanding 55,013,874 shares]	55,014	55,014
Additional paid-in capital [note 5]	9,725,603	9,712,213
Accumulated deficit	(7,374,041)	(7,607,531)
Accumulated other comprehensive loss	(319,007)	(266,891)
Total stockholders’ equity	2,087,569	1,892,805
Total liabilities and stockholders’ equity	2,515,387	2,244,703

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Expressed in United States dollars)
Unaudited

Three months ended November 30,

	2017	2016
	$	$

Service revenue [note 10]	973,798	892,229

Operating expenses
General and administrative	150,935	178,906
Sales and marketing	259,129	247,406
Research and development	303,070	324,674
Depreciation and amortization	25,697	41,878
	738,831	792,864
Income from operations	234,967	99,365
Other income
Interest income	2,325	4,763
Other income (expense)	(3,802)	—

Net income	233,490	104,128

Foreign currency translation adjustments	(52,116)	(33,369)

Total comprehensive income	181,374	70,759

Net income per common share, basic and diluted	0.00	0.00

Weighted average common shares outstanding:
Basic	55,013,874	55,013,874
Diluted	55,013,874	55,013,874

See accompanying notes

DestinyMedia Technologies Inc.

CONDENSEDCONSOLIDATEDSTATEMENTSOF CHANGES IN STOCKHOLDERS’EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	loss
	#	$	$	$	$	$
Balance, August 31, 2016	55,013,874	55,014	9,666,080	(7,896,312)	(336,377)	1,488,405
Total comprehensive income	—	—	—	288,781	69,486	358,267
Stock based compensation – Note 5	—	—	46,133	—	—	46,133
Balance, August 31, 2017	55,013,874	55,014	9,712,213	(7,607,531)	(266,891)	1,892,805
Total comprehensive income	—	—	—	233,490	(52,116)	181,374
Stock based compensation – Note 5	—	—	13,390	—	—	13,390
Balance, November 30, 2017	55,013,874	55,014	9,725,603	(7,374,041)	(319,007)	2,087,569

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended November 30,	(Expressed in United States dollars)

	2017	2016
	$	$

OPERATING ACTIVITIES
Net income	233,490	104,128
Items not involving cash:
Depreciation and amortization	25,697	41,878
Stock-based compensation	13,390	12,402
Deferred leasehold inducement	3,133	(8,582)
Unrealized foreign exchange	379	372
Loss on disposal of property, plant and equipment	3,801	—
Changes in non-cash working capital:
Accounts receivable	112,078	131,270
Other receivables	9,191	(11,516)
Prepaid expenses and deposits	8,498	16,588
Accounts payable	114,107	73,276
Accrued liabilities	(21,366)	(28,333)
Deferred revenue	(8,220)	(8,085)
Short term receivable	32,200	15,216
Net cash provided by operating activities	526,378	338,614

INVESTING ACTIVITY
Purchase of property, equipment and intangibles	(74,063)	(23,668)
Net cash used in investing activity	(74,063)	(23,668)

Effect of foreign exchange rate changes on cash	(42,680)	(15,983)

Net increase in cash and
cash equivalents during the period	409,635	298,963
Cash and cash equivalents, beginning of period	1,342,956	662,743
Cash and cash equivalents, end of period	1,752,591	961,706

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—
Equipment acquired through capital lease obligations	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2017

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2017 are not necessarily indicative of the results that may be expected for the year ended August 31, 2018.

The balance sheet at August 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 2017.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2017

3. SHORT TERM RECEIVABLE

In a prior year, the Company agreed to settle litigation with an unrelated party. Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012 and ending on February 28, 2018. The balance is due to be paid in equal monthly installments of AUD$14,050 until the end of the obligation. The unpaid balance accrues interest of 10.25% per annum compounded monthly. The receivable is secured by a registered charge against real estate located in Australia. As of November 30, 2017, installments of US$904,962, including interest of US$232,865, have been received (AUD$1,041,350 and AUD$257,721, respectively).

The following table summarizes the changes regarding the carrying value of the remaining receivable balance during the year ended August 31, 2017 and covering the period of September 1, 2017 to November 30, 2017:

	November 30,	August 31,
	2017	2017
	$	$
Beginning balance	64,811	175,206
Gross installments received	(32,851)	(127,845)
Interest	1,366	12,840
Foreign exchange impact	(1,993)	4,610
Ending balance	31,333	64,811

The foreign exchange impact in the above table is partially allocated into other comprehensive income (loss) and partially allocated into exchange gain (loss) on the income statement.

Payments to be received over the next fiscal year are as follows:

	Principal	Interest	Total
	$	$	$

2018	31,333	537	31,870
	31,333	537	31,870

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2017

4. PROPERTY AND EQUIPMENT AND INTANGIBLES

		Accumulated	Net book
	Cost	amortization	value
	$	$	$
November 30, 2017
Property and equipment
Furniture and fixtures	148,574	110,017	38,557
Computer hardware	237,135	191,124	46,011
Computer software	216,542	198,341	18,201
Leasehold improvement	138,208	69,486	68,722
	740,459	568,968	171,491

Intangibles
Patents, trademarks and lists	405,968	336,512	69,456
	405,968	336,512	69,456

August 31, 2017
Property and equipment
Furniture and fixtures	171,724	126,005	45,719
Computer hardware	241,705	192,596	49,109
Computer software	222,554	201,174	21,380
Leasehold improvement	71,415	71,415	—
	707,398	591,190	116,208

Intangibles
Patents, trademarks and lists	415,752	328,928	86,824
	415,752	328,928	86,824

Depreciation and amortization for the three months ended November 30, 2017 was $25,697 (2016: $41,878)

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2017

5. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the three months ended November 30, 2017, no shares were issued.

[b] Stock option plans

The Company has two existing stock option plans (the “Plans”), namely the 2006 Stock Option Plan and the 2015 Stock Option Plan, under which up to 7,750,000 shares of the common stock, has been reserved for issuance. A total of 1,240,681 common shares remain eligible for issuance under the plan. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of November 30, 2017, and changes during the period then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at August 31, 2017	1,806,250	0.39	4.07	—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(43,750)	0.40	—	—
Outstanding at November 30, 2017	1,762,500	0.39	3.92	—
Exercisable at November 30, 2017	595,831	0.39	2.78	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at November 30, 2017.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2017

5. STOCKHOLDERS’ EQUITY (cont’d.)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of November 30, 2017 and changes during the period then ended:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
		$
Non-vested options at August 31, 2017	1,366,667	0.07
Granted	—	—
Forfeited	—	—
Vested	(199,998)	0.07
Non-vested options at November 30, 2017	1,166,669	0.07

As of November 30, 2017, there was $78,577 of total unrecognized compensation cost related to non-vested share-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.5 years.

During the three months ended November 30, 2017, the total stock-based compensation expense of $13,390 is reported in the statement of comprehensive income as follows:

	2017	2016
	$	$
Stock-based compensation
General and administrative	8,023	8,764
Sales and marketing	1,540	1,323
Research and development	3,827	2,315
Total stock-based compensation	13,390	12,402

Subsequent to November 30, 2017, the Company granted 150,000 options at an exercise price of $0.40 for a period of five years from the date of issuance.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2017

5. STOCKHOLDERS’ EQUITY (cont’d.)

[c] Employee Stock Purchase Plan

The Company’s 2011 Employee Stock Purchase Plan (the “Plan”) became effective on February 22, 2011. Under the Plan, employees of Destiny are able to contribute up to 5% of their annual salary into a pool which is matched equally by Destiny. Independent directors are able to contribute a maximum of $12,500 each for a combined maximum annual purchase of $25,000. The maximum annual combined contributions will be $400,000. All purchases are made through the Toronto Stock Exchange by a third-party plan agent. The third-party plan agent will also be responsible for the administration of the Plan on behalf of Destiny and the participants.

During the three months ended November 30, 2017, the Company recognized compensation expense of $7,126 (2016: $7,465) in salaries and wages on the consolidated statement of comprehensive income in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.21 (2016: $0.19) . The shares are held in trust by the Company for a period of one year from the date of purchase.

[d] Warrants

A summary of common stock warrants outstanding as of November 30, 2017, and changes during the period then ended is presented below:

	Number of			Aggregate
	Common	Exercise	Date	Intrinsic
	Shares	Price	of	Value
	Issuable	$	Expiry	$
Outstanding at August 31, 2017	1,010,000	0.30	October 20, 2017	—
Expired	(1,010,000)	0.30
Outstanding at November 30, 2017	—	—		—

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2017

6. COMMITMENTS

The Company entered into a new lease agreement commencing July 1, 2017 and expiring June 30, 2022 for the same premise consisting of approximately 6,550 square feet. The Company has fiscal year payments committed as follows:

$

2018	184,171
2019	250,787
2020	257,990
2021	263,498
2022	224,878

During the three months ended November 30, 2017 the Company incurred rent expense of $65,774 (2016 - $57,830) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of comprehensive income. The rent expense during the three months ended November 30, 2017 has included the allocation of rental payments on a straight-line basis over the term of the lease.

In February 2015, the Company entered into a capital lease. The Company is committed to future payments under its capital leases until March 2018 as follows:

$
2018	4,075
Total lease payments	4,075
Less: Amounts representing interest	(52)
Balance of obligation	4,023

7. RELATED PARTY TRANSACTIONS

There were no related party transactions during the three months ended November 30, 2017 and comparative period ended November 30, 2016.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2017

8. CONTINGENCIES

i)

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

ii)

On September 5, 2017, the Company’s former President and Chief Executive Officer filed a Notice of Civil Claim in the Supreme Court of British Columbia against the Company, its subsidiaries, independent directors and current Chief Executive Officer, claiming damages for conspiracy, breach of contract, wrongful dismissal, defamation and aggravated and punitive damages. The Company believes the claims are without merit and will defend itself against the claims. The quantum of loss, if any, is not determinable at this time and management believes it is unlikely that the outcome of this matter will have an adverse impact on its results of operations, cash flows and financial condition.

9. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires deferred tax assets and liabilities to be classified as non-current in the consolidated balance sheet. Previously, accounting principles required an entity to separate deferred income tax assets and liabilities between current and noncurrent amounts in a classified statement of financial position. The Company adopted this standard on September 1, 2017. The adoption of ASU 2015-17 did not have any impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), which provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company adopted this standard on September 1, 2017. The adoption of ASU 2015-17 did not have any impact on the Company’s consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2017

9. NEW ACCOUNTING PRONOUNCEMENTS (cont’d.)

Accounting Standards Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). This new accounting guidance on revenue recognition provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. ASU 2014-09 will be effective for the Company beginning on September 1, 2018. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and has not yet selected a transition approach to implement the standard.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this Update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning on September 1, 2019. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments—Credit Losses (Topic 326) amends guideline on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is in the process of determining the effect the adoption of this standard will have on its consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2017

9. NEW ACCOUNTING PRONOUNCEMENTS (cont’d.)

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). The purpose of Update No. 2016-18 is to clarify guidance and presentation related to restricted cash in the statements of cash flows as well as increased disclosure requirements. It requires beginning-of-period and end-of-period total amounts shown on the statements of cash flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents. Update No. 2016-18 will be effective for the Company beginning on September 1, 2018. Early adoption is permitted. The Company is in the process of determining the effect the adoption of this standard will have on its consolidated statements of cash flows.

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	2017	2016
	$	$

Play MPE®
United States	438,139	363,259
Europe	436,143	440,162
Australia	73,333	77,710
Total Play MPE® Revenue	947,615	881,131

Clipstream ®
United States	26,183	11,098
Total Clipstream ® Revenue	26,183	11,098

Total Revenue	973,798	892,229

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2017

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE (cont’d.)

Revenue in the above table is based on location of the customer’s billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the three months ended November 30, 2017, the Company generated 39% of total revenue from one customer [2016 - one customer represented 39%].

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at November 30, 2017, one customer represented $125,862 (32%) of the trade receivables balance [August 31, 2017 – one customer represented $377,672 (71%)].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

11. SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after November 30, 2017 up through the date we issued the condensed consolidated financial statements and has determined that there was no other material event that occurred after the date of the balance sheets included in this report that has not already been disclosed.

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

OUR PRODUCTS AND SERVICES

Destiny develops and markets software as a service (SaaS) solutions that solve critical problems in distribution and promotion for businesses in the music industry of digital media content over the Internet. Destiny services are based around proprietary security, watermarking and instant play streaming media technologies.

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

Play MPE®

Play MPE® is a service used by the recording industry for promoting and securely distributing broadcast quality audio, video, images, promotional information and other digital content securely through the internet. Play MPE® is a cloud-based enterprise SaaS service providing tiered, permission-based access, allowing our clients to assign varying rights, capabilities and responsibilities to different members of their staff. For example, some customer staff may manage assets (album cover imagery, music videos, the raw music, promotional information and other metadata), while others manage hierarchical permission based lists of recipients. Larger labels are normally structured into label groups, each with their own labels with varying access (permissions) to various subsets of the master recipient lists.

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

While many clients are set up to manage and upload recipient lists, many rely on the proprietary lists provided within the service. Our staff manages lists of recipients in various formats and geographies and those lists are made available to our customers using the Play MPE® system. The Play MPE® system provides Play MPE® staff with the feedback and resources necessary to manage and maintain this network of recipients, which is not available with physical distribution or by smaller competitors. Customers select lists of recipients within the proprietary network based on music format and geography.

When the release is sent, the “send” appears in the “available tracks” section of a recipient’s account. Recipients can access these tracks through proprietary iPhone, Mac and Windows based players, or through partner sites. In addition, we have made it even easier for decision makers in radio, press, TV, and film to use the Play MPE® service with a secure streaming audio preview feature. The enhancement allows Play MPE® recipients to quickly hear a short preview of a song directly from the notification email without having to login.

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

After the content is released, all activity by the recipient is logged in real time, providing record labels and promotions staff real time detail on which songs are accessed, streamed, downloaded and exported. This contrasts with physical distribution, where record labels may be unsure whether the courier package went to the correct individual or whether it was ever opened. This activity information provides invaluable feedback in real time to marketing and promotions staff who can cater their programs appropriately. Recipients receive a custom library of available tracks and are able to repeat the download if music is lost.

Real time usage statistics for Play MPE® are available at: http://www.dsny.com/play-mpe-stats

Ongoing development work is progressing towards a completely browser based encoder. When all stages are complete, this system will be accessible on any computer without installation and will completely replace many of the current Windows based desktop tools. It is expected that this new solution will increase usage of Play MPE® by providing an easier to use, more intuitive experience, providing access to both Mac and PC users, providing new release creation workflows, and more configuration options. It also allows for easy translation to accelerate international expansion.

We continue to invest in various development projects which should lead to higher usage.

Clipstream®

The Company also has a legacy business, Clipstream®, in the online video industry for which it is pursuing strategic alternatives. The Clipstream® Online Video Platform (OVP) is a self-service system, for encoding, hosting and reporting on video playback which can be embedded in third party websites or emails. Playback is currently through the Company’s proprietary JavaScript codec engine, which is only available on the internet through the Company. The unique software based approach to rendering video, is protected by over two dozen patents claiming initial priority to 2011 [NTD: Does this need to be updated?]. This product is marketed in a limited way and has incidental revenues.

In November 2017, after completing a detailed review of the resources required to progress Clipstream® further, the Company transitioned the product to maintenance only and stopped development of new major features. Business development will focus on identifying strategic alternatives for the product, business, and intellectual property outside the Company.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2017 AND NOVEMBER 30, 2016

Revenue

Total revenue for the three months ended November 30, 2017 increased by 9% to $973,798 (2016 - $892,229). Play MPE® revenue accounted for 97% of the Company’s revenue (2016 - 99%) and increased by 8% over the comparable period in fiscal 2017. The increase in Play MPE® revenue in the three months ended November 30, 2017 is the result of an increase in North American revenues, mostly as a result of continued consistent growth in US independent customers, which increased by 25% over the comparable period in fiscal 2017. The growth in US independent customers was partially offset by a small decrease in revenue from Europe and Australia/New Zealand, due to a combination of factors.

During the three months ended November 30, 2017, 46% of our Play MPE® revenues were denominated in Euros and 7% were denominated in Australian Dollars (2016: 50% and 8%, respectively). During the three months ended November 30, 2017, the effect of foreign exchange fluctuations in these currencies had a favorable impact on our reported revenues from these currencies.

Operating Expenses

Overview

As our technologies and products are developed and maintained in-house, the majority of our expenditures are on salaries and wages and associated personnel expenses; including office space, supplies and benefits. Our operations are primarily conducted in Canada. Therefore, the majority of our costs are incurred in Canadian dollars while the majority of our revenues are denominated in US dollars and Euros. Thus, operating expenses and the results of operations are impacted, to the extent they are not hedged, by the rise and fall of the relative values of the US dollar to these currencies. The Company maintains the majority of its financial reserves in Canadian or US dollars to mitigate the downside risk of adverse exchange rates on its operating expenditures.

Overall operating costs fell by 7% to $738,831 (2016 – $792,864) during the three months ended November 30, 2017. The majority of this decline is the result of reductions in staffing costs and certain Clipstream® related expenditures. These declines were partially offset by an increase in non-recurring professional fees.

Salaries and wages declined by 12% over the comparative fiscal quarter as a result of staffing reductions experienced near the end of the 2017 fiscal year. A portion of these staffing reductions were replaced during the current fiscal quarter, however a significant portion of these staffing reductions during fiscal 2017 did not result in a reduction in our ability to fully service our current and prospective customers and, as a result, we expect to see a reduction in total staffing costs for fiscal 2018 overall.

		30-
General and administrative	30-November	November	$	%
	2017	2016	Change	Change
	(3 months)	(3 months)
	$	$
Wages and benefits	64,454	89,781	(25,327)	(28.2%	)
Rent	8,449	9,246	(797)	(8.6%	)
Telecommunications	8,176	10,099	(1,923)	(19.0%	)
Bad debt (recovery)	-	(1,323)	1,323	(100.0%	)
Office and miscellaneous	24,948	43,469	(18,521)	(42.6%	)
Professional fees	44,908	27,634	17,274	62.5%
	150,935	178,906	(27,971)	(15.6%	)

Our general and administrative expenses consist primarily of salaries and related personnel costs including overhead, professional fees, and other general office expenditures. The decrease in wages and benefits is as a result of staffing reductions experienced in the fourth quarter of fiscal 2017, as discussed above. The decrease in office and miscellaneous is mostly due favorable foreign exchange impacts, as well as a reduction in certain public company related expenditures. The increase in professional fees is a due to a temporary increase incurred in connection with legal advice related to employment matters.

	30-	30-
Sales and marketing	November	November	$	%
	2017	2016	Change	Change
	(3 months)	(3 months)
	$	$
Wages and benefits	172,114	181,509	(9,395)	(5.2%	)
Rent	25,502	20,563	4,939	24.0%
Telecommunications	24,679	22,460	2,219	9.9%
Travel	4,467	2,065	2,402	116.3%
Advertising and marketing	32,367	20,809	11,558	55.5%
	259,129	247,406	11,723	4.7%

Sales and marketing expenses consist primarily of salaries and related personnel costs including overhead, advertising and promotional fees, and marketing-related travel costs. The decrease in wages and benefits is attributable to reduced staffing costs. This decrease was offset by an increase in advertising and marketing costs attributable to increased marketing related travel and seasonal expenditures.

	30-	30-
Research and development	November	November	$	%
	2017	2016	Change	Change
	(3 months)	(3 months)
	$	$
Wages and benefits	220,704	247,846	(27,142)	(11.0%	)
Rent	32,509	28,021	4,488	16.0%
Telecommunications	31,459	30,605	854	2.8%
Research and development	18,398	18,202	196	1.1%
	303,070	324,674	(21,604)	(6.7%	)

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The decrease in wages and benefits is attributable to reduced staffing costs, including Clipstream® related staffing costs.

Depreciation and Amortization

Depreciation and amortization expense arises from property and equipment, and from patents and trademarks. Amortization decreased to $25,697 for the three months ended November 30, 2017 from $41,878 for the three months ended November 30, 2016, a decrease of $16,181 or 39% from an overall reduction in the capital asset balance subject to amortization.

Other earnings and expenses

Interest income decreased to $2,325 for the three months ended November 30, 2017 from $4,763 for the three months ended November 30, 2016, a decrease of $2,438. The interest income is derived from the amount receivable pursuant to our previous litigation settlement. The decrease in interest income is the result of a lower settlement receivable balance from the settlement receivable being paid down during the year.

Net income

During the three months ended November 30, 2017 we had net income of $233,490 (2016 – $104,128). The increase in net income is attributable to our increased revenue in Play MPE® and reduced operating expenses in overall spending on salaries and wages, depreciation and amortization, telecommunications and favorable foreign exchange fluctuations.

For the three months period ended November 30, 2017, adjusted EBITDA increased to $273,385 (2016 –$145,063). Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income from operations to Adjusted EBITDA over the eight most recently completed fiscal quarters:

	2018 Q1	2017 Q4	2017 Q3	2017 Q2	2017 Q1	2016 Q4	2016 Q3	2016 Q2
	$	$	$	$	$	$	$	$
Net Income (Loss)	233,490	86,635	166,223	(68,205)	104,128	(9,048)	(2,813)	(75,383)
Amortization, stock based compensation and deferred leasehold inducements	42,220	40,664	40,998	45,404	45,698	22,169	64,408	57,404
Interest income	(2,325)	(2,243)	(3,437)	(3,871)	(4,763)	(4,075)	(4,902)	(6,033)
Adjusted EBITDA	273,385	125,056	203,784	(26,672)	145,063	9,046	56,693	(24,012)

LIQUIDITY AND FINANCIAL CONDITION

At November 30, 2017, we had cash of $1,752,591 (August 31, 2017 – $1,342,956). We had working capital of $1,819,453 as at November 30, 2017 compared to working capital of $1,661,850 as at August 31, 2017.

CASH FLOWS

Net cash provided by operating activities was $526,378 for the three months ended November 30, 2017, compared to net cash provided of $338,614 for the three months ended November 30, 2016. The increase in net cash flows provided in the operating activities was most notably due to an increase in net income over the comparative period.

Net cash used in investing activities was $74,063 for the three months ended November 30, 2017, compared to net cash used of $23,668 for the three months ended November 30, 2016. The increase in net cash used in investing activities is largely attributable to expenditures on leasehold improvements related to office renovations associated with a renewal in our office premises lease.

There were no cash flows from financing activities during the three months ended November 30, 2017 and 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 9 “Recent Accounting Pronouncements” in Notes to Interim Condensed Consolidated Financial Statements for the three months ended November 30, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the three months ended November 30, 2017, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company recognized positive impacts on reported net income.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2017, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the three months ended November 30, 2017, there were no changes in our internal controls over financial reporting. Subsequent to November 30, 2017, the Board of Directors appointed Sandra Boenisch as the Company’s Chief Financial Officer. The appointment was effective December 15, 2017. Mr. Vandenberg stepped down as Chief Financial Officer and will remain the Company’s Chief Executive Officer and President. This change had a material effect on our internal controls over financial reporting with respect to achieving adequate segregation of duties between the CEO and the CFO.

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

On September 5, 2017, the Company’s former President and Chief Executive Officer, Mr. Steve Vestergaard, filed a Notice of Civil Claim in the Supreme Court of British Columbia against the Company, its subsidiaries, independent directors and current Chief Executive Officer, claiming damages for conspiracy, breach of contract, wrongful dismissal, defamation and aggravated and punitive damages. The Company believes the claims are without merit and will defend itself against the claims.

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1 – Risk Factors” in our Form 10-K for the fiscal year ended August 31, 2017 filed with the SEC on November 29, 2017. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/ Frederick Vandenberg
Frederick Vandenberg
Chief Executive Officer, President
(Principal Executive Officer)
Date: January 16, 2018

By:	/s/ Sandra Boenisch
Sandra Boenisch, CPA, CGA
Chief Financial Officer, Treasurer
(Principal Financing and Accounting Officer)
Date: January 16, 2018