Form 10-Q
period 2018-02-28
DESTINY MEDIA TECHNOLOGIES INC
filed 2018-04-16
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of April 16, 2018 was 55,013,874.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
February 28, 2018
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
Unaudited

As at,

	February 28,	August 31,
	2018	2017
	$	$

ASSETS
Current
Cash and cash equivalents	1,623,131	1,342,956
Accounts receivable, net of allowance for
doubtful accounts of $5,324 [August 31, 2017 – $3,383] [note 10]	525,603	529,666
Other receivables	81,671	21,216
Short term receivable [note 3]	—	64,811
Prepaid expenses	52,625	54,507
Deposit	580	592
Total current assets	2,283,610	2,013,748
Deposits	27,360	27,923
Property and equipment, net [note 4]	191,532	116,208
Intangible assets, net [note 4]	57,149	86,824
Total assets	2,559,651	2,244,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	142,648	127,444
Accrued liabilities	173,602	192,433
Deferred leasehold inducement	52,149	2,090
Deferred revenue	7,329	23,685
Obligation under capital lease – current portion	2,992	6,246
Total liabilities	378,720	351,898

Commitments and contingencies [notes 6 and 8]
Stockholders’ equity
Common stock, par value $0.001 [note 5] Authorized: 100,000,000 shares Issued and outstanding: 55,013,874 shares [August 31, 2017 – issued and outstanding 55,013,874 shares]	55,014	55,014
Additional paid-in capital [note 5]	9,740,482	9,712,213
Accumulated deficit	(7,306,665)	(7,607,531)
Accumulated other comprehensive loss	(307,900)	(266,891)
Total stockholders’ equity	2,180,931	1,892,805
Total liabilities and stockholders’ equity	2,559,651	2,244,703

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017
	$	$	$	$

Revenue [note 10]	815,055	781,878	1,788,853	1,674,107

Operating expenses
General and administrative	160,218	203,922	304,052	375,424
Sales and marketing	259,408	269,144	531,494	533,205
Research and development	304,274	339,276	601,488	654,699
Depreciation and Amortization	25,490	41,612	51,187	83,490
	749,390	853,954	1,488,221	1,646,818
Income (loss) from operations	65,665	(72,076)	300,632	27,289
Other income
Interest income	1,704	3,871	4,029	8,634
Other income (expense)	7	—	(3,795)	—
Net income (loss)	67,376	(68,205)	300,866	35,923

Other comprehensive income (loss)
Foreign currency translation adjustments	11,107	19,238	(41,009)	(14,131)

Total comprehensive income (loss)	78,483	(48,967)	259,857	21,792

Net income (loss) per common share, basic and diluted	0.00	(0.00)	0.01	0.00

Weighted average common shares outstanding:

Basic and diluted	55,013,874	55,013,874	55,013,874	55,013,874

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	loss
	#	$	$	$	$	$
Balance, August 31, 2017	55,013,874	55,014	9,712,213	(7,607,531)	(266,891)	1,892,805
Total comprehensive income	—	—	—	300,866	(41,009)	259,857
Stock based compensation – Note 5	—	—	28,269	—	—	28,269
Balance, February 28, 2018	55,013,874	55,014	9,740,482	(7,306,665)	(307,900)	2,180,931

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Expressed in United States dollars)
Unaudited

Six months ended February 28,

	2018	2017
	$	$

OPERATING ACTIVITIES
Net income	300,866	35,923
Items not involving cash:
Depreciation and amortization	51,187	83,490
Stock-based compensation	28,269	24,804
Deferred leasehold inducement	51,002	(17,192)
Unrealized foreign exchange	(423)	1,530
Loss on disposal of property and equipment	3,795	—
Changes in non-cash working capital:
Accounts receivable	(2,520)	104,658
Other receivables	(66,119)	(16,872)
Prepaid expenses and deposits	839	30,711
Accounts payable	13,631	28,730
Accrued liabilities	(13,949)	2,522
Deferred revenue	(16,164)	(13,251)
Short term receivable	65,070	49,376
Net cash provided by operating activities	415,484	314,429

INVESTING ACTIVITY
Purchase of property, equipment and intangibles	(105,620)	(32,466)
Net cash used in investing activity	(105,620)	(32,466)

Effect of foreign exchange rate changes on cash	(29,689)	(5,316)

Net increase in cash and cash equivalents during the period	280,175	276,647
Cash and cash equivalents, beginning of period	1,342,956	662,743
Cash and cash equivalents, end of period	1,623,131	939,390

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

February 28, 2018

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

2. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2018 are not necessarily indicative of the results that may be expected for the year ended August 31, 2018.

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

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

February 28, 2018

3. SHORT TERM RECEIVABLE

In a prior year, the Company agreed to settle litigation with an unrelated party. Pursuant to a Settlement Deed dated March 5, 2012, the Company became entitled to a settlement sum of $825,000 Australian dollars (“AUD”) (US $858,194), receivable in monthly installments over the course of 72 months, beginning on March 31, 2012 and ending on February 28, 2018. The balance was due to be paid in equal monthly installments of AUD$14,050 until the end of the obligation and was accruing interest at a rate of 10.25% per annum compounded monthly. The receivable was secured by a registered charge against real estate located in Australia.

As of February 28, 2018, all installments due under the terms of the settlement had been received.

The following table summarizes the changes in the carrying value of the receivable balance during the year ended August 31, 2017 and during the six months ended February 28, 2018:

	February 28,	August 31,
	2017	2017
	$	$
Beginning balance	64,811	175,206
Gross installments received	(65,766)	(127,845)
Interest	1,921	12,840
Foreign exchange impact	(966)	4,610
Ending balance	—	64,811

The foreign exchange impact in the above table is partially allocated into other comprehensive income (loss) and partially allocated into exchange gain (loss) on the income statement.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

February 28, 2018

4. PROPERTY AND EQUIPMENT AND INTANGIBLES

		Accumulated	Net book
	Cost	amortization	value
	$	$	$
February 28, 2018
Property and equipment
Furniture and fixtures	151,379	113,119	38,260
Computer hardware	239,558	196,302	43,256
Computer software	218,067	202,356	15,711
Leasehold improvement	166,093	71,788	94,305
	775,097	583,565	191,532

Intangibles
Patents, trademarks and lists	410,520	353,371	57,149
	410,520	353,371	57,149

August 31, 2017
Property and equipment
Furniture and fixtures	171,724	126,005	45,719
Computer hardware	241,705	192,596	49,109
Computer software	222,554	201,174	21,380
Leasehold improvement	71,415	71,415	—
	707,398	591,190	116,208

Intangibles
Patents, trademarks and lists	415,752	328,928	86,824
	415,752	328,928	86,824

Depreciation and amortization for the three and six months ended February 28, 2018 was $25,490 and $51,187, respectively (2017: $41,612 and $83,490, respectively)

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

February 28, 2018

5. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the six months ended February 28, 2018, no shares were issued.

[b] Stock option plans

The Company has two existing stock option plans (the “Plans”), namely the 2006 Stock Option Plan and the 2015 Stock Option Plan, under which up to 7,750,000 shares of the common stock, has been reserved for issuance. A total of 1,234,431 common shares remain eligible for issuance under the plan. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of February 28, 2018, and changes during the period then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at August 31, 2017	1,806,250	0.39	4.07	—
Granted	150,000	0.40	4.79	—
Forfeited	(100,000)	0.40	4.35	—
Expired	(87,500)	0.40	—	—
Outstanding at February 28, 2018	1,768,750	0.39	3.82	—
Exercisable at February 28, 2018	770,832	0.39	3.14	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at February 28, 2018.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

February 28, 2018

5. STOCKHOLDERS’ EQUITY (cont’d.)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of February 28, 2018 and changes during the period then ended:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
		$
Non-vested options at August 31, 2017	1,366,667	0.07
Granted	150,000	0.08
Forfeited	(100,000)	0.07
Vested	(418,749)	0.07
Non-vested options at February 28, 2018	997,918	0.07

As of February 28, 2018, there was $68,841 of total unrecognized compensation cost related to non-vested share-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.61 years.

During the three and six months ended February 28, 2018, stock-based compensation expense has been reported in the statement of comprehensive income as follows:

	Three Months Ended		Six Months Ended
	February 28	February 28	February 28	February 28
	2018	2017	2018	2017
	$	$	$	$
Stock-based compensation:
General and administrative	9,512	8,764	17,534	17,528
Sales and marketing	1,787	1,240	3,575	2,563
Research and development	3,580	2,398	7,160	4,713
Total stock-based compensation	14,879	12,402	28,269	24,804

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

February 28, 2018

5. STOCKHOLDERS’ EQUITY (cont’d.)

Valuation Assumptions

The fair value of each option award granted during the six months ended February 28, 2018 and 2017 was estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2018	2017
	$	$
Expected term of stock options (years)	3.02	—
Expected volatility	93.3%	—
Risk-free interest rate	1.9%	—
Dividend yields	—	—
Weighted average grant date fair value	$0.08	—

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

During the three and six months ended February 28, 2018, the Company recognized compensation expense of $19,355 and $26,481, respectively (2017: $22,537 and $30,002, respectively) in salaries and wages on the consolidated statement of comprehensive income in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.24 (2017: $0.21) . The shares are held in trust by the Company for a period of one year from the date of purchase.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

February 28, 2018

5. STOCKHOLDERS’ EQUITY (cont’d.)

[d] Warrants

A summary of common stock warrants outstanding as of February 28, 2018, and changes during the period then ended is presented below:

	Number of			Aggregate
	Common	Exercise	Date	Intrinsic
	Shares	Price	of	Value
	Issuable	$	Expiry	$
Outstanding at August 31, 2017	1,010,000	0.30	October 20, 2017	—
Expired	(1,010,000)	0.30
Outstanding at February 28, 2018	—	—		—

6. COMMITMENTS

The Company entered into a new lease agreement commencing July 1, 2017 and expiring June 30, 2022 for the same premise consisting of approximately 6,550 square feet. The Company has fiscal year payments committed as follows:

$

2018	123,929
2019	252,552
2020	259,806
2021	265,353
2022	226,461

During the three and six months ended February 28, 2018 the Company incurred rent expense of $74,154 and $139,928, respectively (2017 - $58,018 and $115,848, respectively) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of comprehensive income. The rent expense during the six months ended February 28, 2018 has included the allocation of rental payments on a straight-line basis over the term of the lease.

7. RELATED PARTY TRANSACTIONS

There were no related party transactions during the six months ended February 28, 2018 and comparative period ended February 28, 2017.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

February 28, 2018

8. CONTINGENCIES

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s financial statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its consolidated financial statements.

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

February 28, 2018

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

February 28, 2018

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

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended		Six Months Ended
	February 28	February 28	February 28	February 28
	2018	2017	2018	2017
	$	$	$	$
Play MPE®

North America	306,222	307,868	744,361	671,127
Europe	421,689	397,098	857,832	837,260
Australasia	68,329	65,874	141,662	143,584
Total Play MPE®	796,240	770,840	1,743,855	1,651,971
Clipstream ®

North America	18,815	11,038	44,998	22,136
Outside of North America	—	—	—	—
Total Clipstream ®	18,815	11,038	44,998	22,136

Total revenue	815,055	781,878	1,788,853	1,674,107

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

February 28, 2018

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE (cont’d.)

Revenue in the above table is based on location of the customer’s billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the six months ended February 28, 2018, the Company generated 43% of total revenue from one customer [2017 - one customer represented 41%].

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at February 28, 2018, one customer represented $331,288 (63%) of the trade receivables balance [August 31, 2017 – one customer represented $377,672 (71%)].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

11. SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, we have evaluated all events or transactions that occurred after February 28, 2018 up through the date we issued the condensed consolidated financial statements and has determined that there was no other material event that occurred after the date of the balance sheets included in this report that has not already been disclosed.

12. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period's presentation. These reclassifications did not affect prior periods' net earnings.

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

The core of our business is Play MPE®, a promotional music marketing and digital distribution service. Play MPE® is a service for promoting and securely distributing broadcast quality audio, video, images, promotional information and other digital content securely through the internet. The system is currently used by the record industry for transferring pre-release broadcast quality music, radio shows, and music videos to trusted recipients such as radio stations, media reviewers, VIP’s, DJ’s, film and TV personnel, sports stadiums and retailers. The system replaces the physical distribution (mail, courier or hand delivery) of CD’s.

Record labels around the world, including all three major labels (Universal Music Group, Warner Music Group and Sony Music Entertainment), are regularly using Play MPE® to deliver their content to radio.

Play MPE®

Play MPE® is a service used by the recording industry for promoting and distributing broadcast quality audio, video, images, promotional information and other digital content securely through the internet. Play MPE® is a cloud-based enterprise SaaS service providing tiered, permission-based access, allowing our clients to assign varying rights, capabilities and responsibilities to different members of their staff. For example, some customer staff may manage assets (album cover imagery, music videos, the raw music, promotional information and other metadata), while others manage hierarchical permission based lists of recipients. Larger labels are normally structured into label groups, each with their own labels with varying access (permissions) to various subsets of the master recipient lists.

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

While many clients are set up to manage and upload recipient lists, many rely on our proprietary lists provided within the service. Our staff manages lists of recipients in various formats and geographies and those lists are made available to our customers using the Play MPE® system. The Play MPE® system provides Play MPE® staff with the feedback and resources necessary to manage and maintain this network of recipients, which is not available with physical distribution or by smaller competitors. Customers select lists of recipients within the proprietary network based on music format and geography.

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

Real time usage statistics for Play MPE® are available at: http://www.dsny.com/play-mpe-stats

On February 21, 2018, Destiny announced the Beta release of Play MPE Version 8. This new browser-based encoder will be accessible on any computer without installation and will completely replace many of the current Windows based desktop tools currently used by our customers. It is expected that this new solution will increase usage of Play MPE® by providing an easier to use, more intuitive and streamlined experience, access to both Mac and PC users, new release creation workflows, and more configuration options. It also allows for easy translation into multiple languages to accelerate international expansion.

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

The Company has stopped development of new major features for this product. The product is marketed in a limited way and has incidental revenues. Business development is focused on identifying strategic alternatives for the product, business, and intellectual property outside the Company.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED FEBRUARY 28, 2018 AND FEBRUARY 28, 2017

Revenue

Total revenue for the six months ended February 28, 2018 increased by 7% to $1,788,853 (2017 - $1,674,107). Play MPE® revenue accounted for 97% of the Company’s revenue (2017 - 99%) and increased by 6% over the comparable period in fiscal 2017. The increase in Play MPE® revenue is attributable to an increase in North American revenues, mostly as a result of growth in US independent customers, which increased by 14% over the comparable period in fiscal 2017. The growth in North America was accompanied by an increase in European revenue of approximately 3%. The growth in European revenue was driven by favorable exchange rates as the Company saw declines in revenue expressed in Euros from our Scandinavian customers. The Company believes the decline in Scandinavian revenue is the result of seasonal fluctuations and known product issues that will be addressed by the upcoming release of version 8 of the Play MPE release publishing tools.

During the six months ended February 28, 2018, 49% of our Play MPE® revenues were denominated in Euros and 8% were denominated in Australian Dollars (2017: 50% and 9%, respectively). During the six months ended February 28, 2018, the effect of foreign exchange fluctuations in these currencies had a favorable impact on our reported revenues from these currencies, most significantly from fluctuations in the Euro, which resulted in an 11% increase in reported revenue from that currency.

Operating Expenses

Overview

As our technologies and products are developed and maintained in-house, the majority of our expenditures are on salaries and wages and associated personnel expenses; including office space, supplies and benefits. Our operations are primarily conducted in Canada. Therefore, the majority of our costs are incurred in Canadian dollars while the majority of our revenues are denominated in US dollars and Euros. Thus, operating expenses and the results of operations are impacted, to the extent they are not hedged, by the rise and fall of the relative values of the US dollar to these currencies. The Company maintains the majority of its financial reserves in Canadian dollars to mitigate the downside risk of adverse exchange rates on its operating expenditures.

Overall operating costs fell by 10% to $1,488,221 (2017 – $1,646,818) during the six months ended February 28, 2018, largely driven by a reduction in staffing costs and certain Clipstream® related expenditures, and a decrease in depreciation charges. These declines were partially offset by an increase in rent, an increase in non-recurring professional fees, and an increase in marketing activities.

Salaries and wages declined by 14% over the comparative period as a result of staffing reductions experienced near the end of the 2017 fiscal year. We expect to continue to see a reduction in total staffing costs throughout the remainders of fiscal 2018.

General and administrative	28-Feb	28-Feb
	2018	2017
	(6 months)	(6 months)	Change	Change
	$	$	$	%
Wages and benefits	137,266	184,489	(47,223)	-25.6%
Rent	18,681	18,305	376	2.1%
Telecommunications	1,924	4,798	(2,874)	-59.9%
Bad debt	2,084	(2,115)	4,199	-198.5%
Office and miscellaneous	58,261	106,063	(47,802)	-45.1%
Professional fees	85,835	63,884	21,951	34.4%
	304,051	375,424	(71,373)	-19.0%

Our general and administrative expenses consist of salaries and related personnel costs including overhead, professional fees, and other general office expenditures. The decrease in wages and benefits is as a result of staffing reductions experienced in the fourth quarter of fiscal 2017, as discussed above. The decrease in office and miscellaneous is mostly due to a favorable foreign exchange impact, as well as a reduction in shareholder relations expenditures. The increase in professional fees has been incurred in connection with legal advice related to employment matters.

Sales and marketing	28-Feb	28-Feb
	2018	2017
	(6 months)	(6 months)	Change	Change
	$	$	$	%
Wages and benefits	347,465	374,913	(27,448)	-7.3%
Rent	53,654	40,823	12,831	31.4%
Telecommunications	72,266	70,273	1,993	2.8%
Travel	9,772	4,524	5,248	116.0%
Advertising and marketing	48,337	42,672	5,665	13.3%
	531,494	533,205	(1,711)	-0.3%

Sales and marketing expenses consist of salaries and related personnel costs including overhead, advertising and promotional fees, and marketing-related travel costs. The decrease in wages and benefits is attributable to overall reduced staffing costs. This decrease was offset by an increase in rent in connection with the renewal of our office lease, and an increase in advertising and marketing costs due to marketing related travel and seasonal expenditures.

Research and development	28-Feb	28-Feb
	2018	2017
	(6 months)	(6 months)	Change	Change
	$	$	$	%
Wages and benefits	446,835	522,064	(75,229)	-14.4%
Rent	68,599	56,720	11,879	20.9%
Telecommunications	46,855	39,803	7,052	17.7%
Research and development	39,199	36,112	3,087	8.5%
	601,488	654,699	(53,211)	-8.1%

Research and development costs consist of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The decrease in wages and benefits is attributable to overall reduced staffing costs, as well as Clipstream® related staffing costs. The increase in telecommunications costs is due to increased cloud-based data hosting costs associated with Play MPE® development projects, which has been partially offset by a decrease in other telecommunications operational costs associated with a change in service providers.

Depreciation and Amortization

Depreciation and amortization expense arises from property and equipment, and from patents and trademarks. Amortization decreased to $51,187 for the six months ended February 28, 2018 from $83,490 for the six months ended February 28, 2017, a decrease of $32,303 or 39% from an overall reduction in the capital asset balance subject to amortization.

Other earnings and expenses

Interest income decreased to $4,029 for the six months ended February 28, 2018 from $8,634 for the six months ended February 28, 2017, a decrease of $4,605. The interest income was being derived from the amount receivable pursuant to our previous litigation settlement. The decrease in interest income is the result of the repayment of the remaining settlement receivable balance during the period.

Net income

During the six months ended February 28, 2018 we reported net income of $300,866 (2017 – $35,923). The increase in net income is primarily attributable to a reduction in operating expenses in overall spending on salaries and wages, depreciation and amortization, as well as favorable foreign exchange fluctuations.

For the three months period ended February 28, 2018, adjusted EBITDA increased to $109,168 (2017 –$(26,672)). Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income from operations to Adjusted EBITDA over the eight most recently completed fiscal quarters:

	2018 Q2	2018 Q1	2017 Q4	2017 Q3	2017 Q2	2017 Q1	2016 Q4	2016 Q3
	$	$	$	$	$	$	$	$
Net Income (Loss)	67,376	233,490	86,635	166,223	(68,205)	104,128	(9,048)	(2,813)
Amortization, stock based compensation and deferred leasehold inducements	43,496	42,220	40,664	40,998	45,404	45,698	22,169	64,408
Interest income	(1,704)	(2,325)	(2,243)	(3,437)	(3,871)	(4,763)	(4,075)	(4,902)
Adjusted EBITDA	109,168	273,385	125,056	203,784	(26,672)	145,063	9,046	56,693

LIQUIDITY AND FINANCIAL CONDITION

At February 28, 2018, we had cash of $1,623,131 (August 31, 2017 – $1,342,956). We had working capital of $1,904,890 as at February 28, 2018 compared to working capital of $1,661,850 as at August 31, 2017.

CASH FLOWS

Net cash provided by operating activities was $415,484 for the six months ended February 28, 2018, compared to net cash provided of $314,429 for the six months ended February 28, 2017. The increase in net cash flows provided in the operating activities was most notably due to an increase in net income as a result of a reduction in expenditures and growth in revenues over the comparative period.

Net cash used in investing activities was $105,620 for the six months ended February 28, 2018, compared to net cash used of $32,466 for the six months ended February 28, 2017. The increase in net cash used in investing activities is largely attributable to expenditures on leasehold improvements related to office renovations associated with a renewal in our office premises lease.

There were no cash flows from financing activities during the six months ended February 28, 2018 and 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 9 “Recent Accounting Pronouncements” in Notes to Interim Condensed Consolidated Financial Statements for the six months ended February 28, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the six months ended February 28, 2018, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company recognized positive impacts on reported net income.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2018, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

On December 13, 2017, the Board of Directors appointed Sandra Boenisch as the Company’s Chief Financial Officer. The appointment was effective December 15, 2017. Mr. Vandenberg stepped down as Chief Financial Officer and remains the Company’s Chief Executive Officer and President. This change had a material effect on our internal controls over financial reporting.

Other than as described above, there were no changes in our internal controls over financial reporting during the three months ended February 28, 2018.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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
Date: April 16, 2018

By:	/s/ Sandra Boenisch
Sandra Boenisch, CPA, CGA
Chief Financial Officer, Treasurer
(Principal Financing and Accounting Officer)
Date: April 16, 2018