Form 10-Q
period 2018-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2018-07-16
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of July 16, 2018 was 55,013,874.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
May 31, 2018
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
Unaudited
As at,

	May 31,	August 31,
	2018	2017
	$	$

ASSETS
Current
Cash and cash equivalents	2,051,330	1,342,956
Accounts receivable, net of allowance for
doubtful accounts of $6,171 [August 31, 2017 – $3,383] [note 10]	314,656	529,666
Other receivables	58,453	21,216
Short term receivable [note 3]	—	64,811
Prepaid expenses	52,452	54,507
Deposit	573	592
Total current assets	2,477,464	2,013,748
Deposits	34,618	27,923
Property and equipment, net [note 4]	175,886	116,208
Intangible assets, net [note 4]	50,897	86,824
Total assets	2,738,865	2,244,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	166,934	127,444
Accrued liabilities	165,427	192,433
Deferred leasehold inducement	52,476	2,090
Deferred revenue	1,978	23,685
Obligation under capital lease	2,956	6,246
Total liabilities	389,771	351,898

Commitments and contingencies [notes 6 and 8]
Stockholders’ equity
Common stock, par value $0.001 [note 5]
Authorized: 100,000,000 shares Issued and outstanding: 55,013,874 shares [August 31, 2017 – issued and outstanding 55,013,874 shares]	55,014	55,014
Additional paid-in capital [note 5]	9,754,093	9,712,213
Accumulated deficit	(7,123,037)	(7,607,531)
Accumulated other comprehensive loss	(336,976)	(266,891)
Total stockholders’ equity	2,349,094	1,892,805
Total liabilities and stockholders’ equity	2,738,865	2,244,703

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2018	2017	2018	2017
	$	$	$	$

Revenue [note 10]	921,605	897,475	2,710,458	2,571,582

Operating expenses
General and administrative	183,942	139,105	497,767	519,053
Sales and marketing	237,205	237,326	758,927	766,007
Research and development	290,497	321,210	891,985	975,909
Depreciation and Amortization	27,988	37,048	79,175	120,538
	739,632	734,689	2,227,854	2,381,507
Income from operations	181,973	162,786	482,604	190,075
Other income
Interest income	1,656	3,437	5,657	12,071
Other income (expense)	—	—	(3,767)	—
Net income	183,629	166,223	484,494	202,146

Other comprehensive income
Foreign currency translation adjustments	(29,076)	(30,661)	(70,085)	(44,792)

Total comprehensive income	154,553	135,562	414,409	157,354

Net income per common share, basic and diluted	0.00	0.00	0.01	0.00

Weighted average common shares outstanding:

Basic and diluted	55,013,874	55,013,874	55,013,874	55,013,874

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	loss
	#	$	$	$	$	$
Balance, August 31, 2017	55,013,874	55,014	9,712,213	(7,607,531)	(266,891)	1,892,805
Total comprehensive income	—	—	—	484,494	(70,085)	414,409
Stock based compensation – Note 5	—	—	41,880	—	—	41,880
Balance, May 31, 2018	55,013,874	55,014	9,754,093	(7,123,037)	(336,976)	2,349,094

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF
CASH FLOWS
(Expressed in United States dollars)
Unaudited

Nine months ended May 31,

	2018	2017
	$	$

OPERATING ACTIVITIES
Net income	484,494	202,146
Items not involving cash:
Depreciation and amortization	79,175	120,538
Stock-based compensation	41,880	37,206
Deferred leasehold inducement	5,860	(25,644)
Unrealized foreign exchange	(420)	2,475
Loss on disposal of property and equipment	3,767	—
Changes in non-cash working capital:
Accounts receivable	204,756	193,701
Other receivables	(40,911)	1,228
Prepaid expenses and deposits	(7,113)	(164)
Accounts payable	39,911	(3,878)
Accrued liabilities	(19,895)	(9,954)
Deferred revenue	(21,425)	(21,230)
Deferred leasehold inducement	45,735	—
Short term receivable	64,582	78,759
Net cash provided by operating activities	880,396	575,183

INVESTING ACTIVITY
Purchase of property, equipment and intangibles	(113,867)	(49,457)
Net cash used in investing activity	(113,867)	(49,457)

Effect of foreign exchange rate changes on cash	(58,155)	(23,894)

Net increase in cash and
cash equivalents during the period	708,374	501,832
Cash and cash equivalents, beginning of period	1,342,956	662,743
Cash and cash equivalents, end of period	2,051,330	1,164,575

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

May 31, 2018

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the year ended August 31, 2018.

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

May 31, 2018

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

As of May 31, 2018, all installments due under the terms of the settlement had been received.

The following table summarizes the changes in the carrying value of the receivable balance during the year ended August 31, 2017 and during the nine months ended May 31, 2018:

	May 31,	August 31,
	2018	2017
	$	$
Beginning balance	64,811	175,206
Gross installments received	(65,766)	(127,845)
Interest	1,921	12,840
Foreign exchange impact	(966)	4,610
Ending balance	—	64,811

The foreign exchange impact in the above table is partially allocated into other comprehensive income (loss) and partially allocated into exchange gain (loss) on the income statement.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

May 31, 2018

4. PROPERTY AND EQUIPMENT AND INTANGIBLES

		Accumulated	Net book
	Cost	amortization	value
	$	$	$
May 31, 2018
Property and equipment
Furniture and fixtures	149,556	114,057	35,499
Computer hardware	237,418	197,761	39,657
Computer software	215,441	202,506	12,935
Leasehold improvement	164,093	76,298	87,795
	766,508	590,622	175,886

Intangibles
Patents, trademarks and lists	413,673	362,776	50,897
	413,673	362,776	50,897

August 31, 2017
Property and equipment
Furniture and fixtures	171,724	126,005	45,719
Computer hardware	241,705	192,596	49,109
Computer software	222,554	201,174	21,380
Leasehold improvement	71,415	71,415	—
	707,398	591,190	116,208

Intangibles
Patents, trademarks and lists	415,752	328,928	86,824
	415,752	328,928	86,824

Depreciation and amortization for the three and nine months ended May 31, 2018 was $27,988 and $79,175, respectively (2017: $37,048 and $120,538, respectively)

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

May 31, 2018

5. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the nine months ended May 31, 2018, no shares were issued.

[b] Stock option plans

The Company has two existing stock option plans (the “Plans”), namely the 2006 Stock Option Plan and the 2015 Stock Option Plan, under which up to 7,750,000 shares of the common stock, has been reserved for issuance. A total of 1,328,181 common shares remain eligible for issuance under the plans. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of May 31, 2018, and changes during the period then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at August 31, 2017	1,806,250	0.39	4.07	—
Granted	150,000	0.40	4.54	—
Forfeited	(150,000)	0.40	4.27	—
Expired	(131,250)	0.40	—	—
Outstanding at May 31, 2018	1,675,000	0.39	3.56	—
Exercisable at May 31, 2018	877,082	0.39	3.20	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at May 31, 2018.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

May 31, 2018

5. STOCKHOLDERS’ EQUITY (cont’d.)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of May 31, 2018 and changes during the period then ended:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
		$
Non-vested options at August 31, 2017	1,366,667	0.07
Granted	150,000	0.08
Forfeited	(100,000)	0.07
Vested	(618,749)	0.07
Non-vested options at May 31, 2018	797,918	0.07

As of May 31, 2018, there was $55,230 of total unrecognized compensation cost related to non-vested share-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.36 years.

During the three and nine months ended May 31, 2018, stock-based compensation expense has been reported in the statement of comprehensive income as follows:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2018	2017	2018	2017
	$	$	$	$
Stock-based compensation:
General and administrative	8,243	8,764	25,777	26,292
Sales and marketing	1,788	1,075	5,363	3,638
Research and development	3,580	2,563	10,740	7,276
Total stock-based compensation	13,611	12,402	41,880	37,206

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

May 31, 2018

5. STOCKHOLDERS’ EQUITY (cont’d.)

Valuation Assumptions

The fair value of each option award granted during the nine months ended May 31, 2018 and 2017 was estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

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

During the three and nine months ended May 31, 2018, the Company recognized compensation expense of $26,545 and $53,026, respectively (2017: $7,578 and $37,580, respectively) in salaries and wages on the condensed consolidated interim statement of comprehensive income in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.24 (2017: $0.21) . The shares are held in trust by the Company for a period of one year from the date of purchase.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

May 31, 2018

5. STOCKHOLDERS’ EQUITY (cont’d.)

[d] Warrants

A summary of common stock warrants outstanding as of May 31, 2018, and changes during the period then ended is presented below:

	Number of			Aggregate
	Common	Exercise	Date	Intrinsic
	Shares	Price	of	Value
	Issuable	$	Expiry	$
Outstanding at August 31, 2017	1,010,000	0.30	October 20, 2017	—
Expired	(1,010,000)	0.30
Outstanding at May 31, 2018	—	—		—

6. COMMITMENTS

The Company entered into a lease agreement commencing July 1, 2017 and expiring June 30, 2022 for the same premise consisting of approximately 6,618 square feet. The Company has fiscal year payments committed as follows:

$

2018	62,032
2019	252,232
2020	259,473
2021	265,010
2022	226,165

During the three and nine months ended May 31, 2018 the Company incurred rent expense of $54,834 and $194,762, respectively (2017 - $56,953 and $172,801, respectively) which has been allocated between general and administrative expenses, research and development and sales and marketing on the condensed consolidated interim statement of comprehensive income. The rent expense during the nine months ended May 31, 2018 has included the allocation of rental payments on a straight-line basis over the term of the lease.

7. RELATED PARTY TRANSACTIONS

There were no related party transactions during the nine months ended May 31, 2018 and comparative period ended May 31, 2017.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

May 31, 2018

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

9. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires deferred tax assets and liabilities to be classified as non-current in the consolidated balance sheet. Previously, accounting principles required an entity to separate deferred income tax assets and liabilities between current and noncurrent amounts in a classified statement of financial position. The Company adopted this standard on September 1, 2017. The adoption of ASU 2015-17 did not have any impact on the Company’s condensed consolidated interim financial statements.

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

May 31, 2018

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

The new guidance permits two methods of adoption, full retrospective or modified retrospective, and the Company anticipates that it will use the modified retrospective method of adoption in which the cumulative effect of applying the ASU will be recognized at September 1, 2018, the date of initial application. Management has implemented a plan of adoption and is continuing to evaluate the impact that adoption of this guidance will have on the Company’s financial statements.

The Company’s implementation plan includes the following:

•	Analyzing the Company’s different revenue contracts and arrangements;
•	Selecting representative contracts within each group for evaluation under ASU 2014-09;
•	Identifying the impact from the standard on current business processes;
•	Evaluating additional disclosure requirements and monitoring changes to the Company’s internal controls and accounting practices.

Management has commenced its plan for adoption of ASU 2014-09 by reviewing various types of revenue contracts and disaggregated the revenue into contract groups. Thus far, from its contract reviews, the Company does not anticipate a material impact to its results of operations as the pattern of revenue recognition is expected to be consistent under the new standard. However, the Company’s initial assessment of the impact could change as the adoption plan progresses. The Company expects that there will be an impact to financial reporting due to the enhanced revenue disclosures of ASC 606. The Company will adopt the requirements of the new standard effective September 1, 2018, in the Company's Form 10-Q for the three months ended November 30, 2018.

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

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

May 31, 2018

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

May 31, 2018

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

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

May 31, 2018

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2018	2017	2018	2017
	$	$	$	$
Play MPE®

North America	388,698	388,472	1,133,059	1,059,599
Europe	446,992	425,017	1,304,824	1,262,277
Australasia	73,920	74,522	215,582	218,106
Total Play MPE®	909,610	888,011	2,653,465	2,539,982
Clipstream ®

North America	11,995	9,464	56,993	31,600
Outside of North America	—	—	—	—
Total Clipstream ®	11,995	9,464	56,993	31,600

Total revenue	921,605	897,475	2,710,458	2,571,582

Revenue in the above table is based on location of the customer’s billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the nine months ended May 31, 2018, the Company generated 43% of total revenue from one customer [2017 - one customer represented 40%].

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at May 31, 2018, one customer represented $160,251 (51%) of the trade receivables balance [August 31, 2017 – one customer represented $377,672 (71%)].

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

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors described in this Quarterly Report, including the risk factors under “Item 1A. Risk Factors.” of part II, and, from time to time, in other reports the Company files with the Securities and Exchange Commission. These factors may cause the Company’s actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements or disclose any difference between its actual results and those reflected in these statements. Such information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Play MPE®

Play MPE® is a service used by the recording industry for promoting and distributing broadcast quality audio, video, images, promotional information and other digital content securely through the internet. Play MPE® is a cloud-based enterprise SaaS service providing tiered, permission-based access, allowing our clients to assign varying rights, capabilities and responsibilities to different members of their staff. For example, some customer staff may manage assets (album cover imagery, music videos, the raw music, promotional information and other metadata), while others manage hierarchical permission-based lists of recipients. Larger labels are normally structured into label groups, each with their own labels with varying access (permissions) to various subsets of the master recipient lists.

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

Real time usage statistics for Play MPE® are available at: http://www.dsny.com/play-mpe-stats

On February 21, 2018, Destiny announced the Beta release of Play MPE® Version 8 and, in July 2018, Destiny officially launched this new version of its encoder into production. This new browser-based encoder will be accessible on any computer without installation and will completely replace many of the current Windows based desktop tools currently used by our customers. It is expected that this new solution will increase usage of Play MPE® by providing an easier to use, faster, more intuitive and streamlined experience, access to both Mac and PC users, new release creation workflows, and more configuration options. It also allows for easy translation into multiple languages to accelerate international expansion. It is expected that the new encoder will be rolled out into commercial production throughout the remainder of the fourth fiscal quarter.

Clipstream®

The Company also has a legacy business, Clipstream®, in the online video industry for which it is pursuing strategic alternatives. The Clipstream® Online Video Platform (OVP) is a self-service system, for encoding, hosting and reporting on video playback which can be embedded in third party websites or emails. Playback is currently through the Company’s proprietary JavaScript codec engine, which is only available on the internet through the Company. The unique software-based approach to rendering video, is protected by over two dozen patents claiming initial priority to 2011.

The Company has stopped development of new major features for this product. The product is marketed in a limited way and has incidental revenues. Business development is focused on identifying strategic alternatives for the product, business, and intellectual property outside the Company.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2018 AND MAY 31, 2017

Revenue

Total revenue for the nine months ended May 31, 2018 increased by 5% overall to $2,710,458 (2017 - $2,571,583). Play MPE® revenue accounted for 98% of this revenue (2017 - 99%) and increased by 5% over the comparable period in fiscal 2017. The increase in Play MPE® revenue was seen from our North American customers, mostly as a result of growth in US independent customers, which increased by 10% over the comparable period in fiscal 2017. The growth in North America was accompanied by a 4% increase in revenue from Europe. The growth in European revenue was driven by favorable exchange rates as the Company saw declines in revenue, as expressed in Euros from this region. The Company believes the decline in this revenue is the result of product issues that are addressed by the recent release of Version 8 of the Play MPE release publishing tools (“Version 8”). We expect we will be able to recapture some of this lost revenue as Version 8 becomes more widely available and adopted.

During the nine months ended May 31, 2018, 49% of our Play MPE® revenues were denominated in Euros and 8% were denominated in Australian Dollars (2017: 50% and 8%, respectively). During the nine months ended May 31, 2018, the effect of foreign exchange fluctuations in these currencies had a favorable impact on our reported revenues from both of these currencies, most significantly from fluctuations in the Euro, which resulted in an 11% increase in reported revenue from that currency.

Operating Expenses

Overview

As our technologies and products are developed, maintained and utilized in-house, the majority of our expenditures are on salaries and wages and associated personnel expenses; including office space, supplies and benefits. Our operations are primarily conducted in Canada. Therefore, the majority of our costs are incurred in Canadian dollars while the majority of our revenues are denominated in US dollars and Euros. Thus, operating expenses and the results of operations are impacted, to the extent they are not hedged, by the rise and fall of the relative values of the US dollar to these currencies. We maintain the majority of our financial reserves in Canadian dollars to mitigate the downside risk of adverse exchange rates on our operating expenditures.

Overall operating costs fell by 7% to $2,227,854 (2017 – $2,381,507) during the nine months ended May 31, 2018, largely driven by a reduction in staffing costs and certain Clipstream® related expenditures, and a decrease in depreciation charges. These declines were partially offset by an increase in rent, an increase in non-recurring professional fees, and an increase in marketing activities.

Salaries and wages declined by 13% over the comparative period as a result of staffing reductions experienced near the end of the 2017 fiscal year. The majority of these reductions were related to general and administrative salaries, which are expected to be permanent in nature. However, going forward we expect that a portion of these reductions will be reversed through an increase in salaries and wages in the area of business development.

General and administrative	31-May	31-May
	2018	2017
	(9 months)	(9 months)	Change	Change
	$	$	$	%
Wages and benefits	207,890	271,316	(63,426)	-23.4%
Rent	26,657	27,207	(550)	-2.0%
Telecommunications	2,769	6,758	(3,989)	-59.0%
Bad debt	2,943	(1,997)	4,940	-247.4%
Office and miscellaneous	102,828	109,305	(6,477)	-5.9%
Professional fees	143,890	93,623	50,267	53.7%
Travel	10,790	12,841	(2,051)	-16.0%
	497,767	519,053	(21,286)	-4.1%

Our general and administrative expenses consist of salaries and related personnel costs including overhead, office rent, professional fees, and other general office and travel expenditures. The decrease in wages and benefits is a result of a net reduction in staff experienced in the fourth quarter of fiscal 2017, as discussed above. The decrease in office and miscellaneous is primarily due to reductions in discretionary spending in that area. The increase in professional fees has been incurred in connection with employment litigation matters. The rent allocation to general administration was reduced due to staff reduction in that area, in spite of an overall increase in rent costs relative to the prior year.

Sales and marketing	31-May	31-May
	2018	2017
	(9 months)	(9 months)	Change	Change
	$	$	$	%
Wages and benefits	502,120	544,895	(42,775)	-7.9%
Rent	72,713	60,100	12,613	21.0%
Telecommunications	106,483	101,946	4,537	4.5%
Advertising and marketing	77,611	59,066	18,545	31.4%
	758,927	766,077	(7,080)	-0.9%

Sales and marketing expenses consist of salaries and related personnel costs including overhead, office rent, advertising and promotional expenses, including marketing-related travel costs. The decrease in wages and benefits is attributable to overall reduced staff in Clipstream® sales. This decrease was offset by an increase in rent in connection with the renewal of our office lease, and an increase in Play MPE® business development related travel.

Research and development	31-May	31-May
	2018	2017
	(9 months)	(9 months)	Change	Change
	$	$	$	%
Wages and benefits	669,267	777,228	(107,961)	-13.9%
Rent	96,391	85,494	10,897	12.7%
Telecommunications	67,931	60,913	7,018	11.5%
Research and development	58,396	52,274	6,122	11.7%
	891,985	975,909	(83,924)	-8.6%

Research and development costs consist of salaries and related personnel costs including overhead, office rent and consulting fees with respect to product development and deployment. The decrease in wages and benefits is attributable to overall reduced staffing with respect to Clipstream® related development during the nine-month period ending May 31, 2018. The increase in telecommunications costs is due to increased cloud-based data hosting costs associated with Play MPE® development projects, which has been partially offset by a decrease in other telecommunications operational costs associated with a change in service providers.

Depreciation and Amortization

Depreciation and amortization expense arises from property and equipment, and from patents and trademarks. Amortization decreased to $79,175 for the nine months ended May 31, 2018 from $120,538 for the nine months ended May 31, 2017, a decrease of $41,363 or 34% from a combination of an overall reduction in the capital asset balances subject to amortization, and a change in amortization periods for certain assets.

Other earnings and expenses

Interest income decreased to $5,657 for the nine months ended May 31, 2018 from $12,071 for the nine months ended May 31, 2017, a decrease of $6,414. A portion of the interest income was being derived from an amount receivable pursuant to a previous litigation settlement. The decrease in interest income is the result of the repayment of the remaining settlement receivable balance during the period.

Net income

During the nine months ended May 31, 2018 we reported net income of $484,494 (2017 – $202,146). The increase in net income is attributable to a combination of increased revenues as a result of favorable foreign exchange fluctuations and a reduction in certain operating expenses and overall spending on salaries and wages and depreciation and amortization.

For the nine-month period ended May 31, 2018, adjusted EBITDA increased to $606,657 (2017 $322,175). For the three months period ended May 31, 2018, adjusted EBITDA increased to $224,104 (2017 $203,784). Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income from operations to Adjusted EBITDA over the eight most recently completed fiscal quarters:

	2018 Q3	2018 Q2	2018 Q1	2017 Q4	2017 Q3	2017 Q2	2017 Q1	2016 Q4
	$	$	$	$	$	$	$	$
Net Income (Loss)	183,629	67,376	233,490	86,635	166,223	(68,205)	104,128	(9,048)
Amortization, stock- based compensation and deferred leasehold	42,103	43,496	42,220	40,664	40,998	45,404	45,698	22,169
inducements
Interest income	(1,628)	(1,704)	(2,325)	(2,243)	(3,437)	(3,871)	(4,763)	(4,075)
Adjusted EBITDA	224,104	109,168	273,385	125,056	203,784	(26,672)	145,063	9,046

LIQUIDITY AND FINANCIAL CONDITION

At May 31, 2018, we had cash of $2,051,330 (August 31, 2017 – $1,342,956). We had working capital of $2,087,693 as at May 31, 2018 compared to working capital of $1,661,850 as at August 31, 2017.

CASH FLOWS

Net cash provided by operating activities was $880,396 for the nine months ended May 31, 2018, compared to net cash provided of $575,183 for the nine months ended May 31, 2017. The increase in net cash flows provided in the operating activities was most notably due to an increase in net income as a result of a reduction in expenditures and growth in revenues over the comparative period.

Net cash used in investing activities was $113,867 for the nine months ended May 31, 2018, compared to net cash used of $49,457 for the nine months ended May 31, 2017. The increase in net cash used in investing activities is largely attributable to non-recurring expenditures on leasehold improvements related to office renovations associated with a renewal in our office lease.

There were no cash flows from financing activities during the nine months ended May 31, 2018 and 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 9 “Recent Accounting Pronouncements” in Notes to Interim Condensed Consolidated Financial Statements for the nine months ended May 31, 2018.

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

We have selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value of our share-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option’s expected term and the price volatility of the underlying stock. Our current estimate of volatility is based on historical and market-based implied volatilities of our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation cost recognized in future periods. We derive the expected term assumption primarily based on our historical settlement experience, while giving consideration to options that have not yet completed a full life cycle. Stock-based compensation cost is recognized only for awards ultimately expected to vest. Our estimate of the forfeiture rate is based primarily on our historical experience. To the extent we revise this estimate in the future, our share-based compensation cost could be materially impacted in the quarter of revision, as well as in the following quarters. In the future, as empirical evidence regarding these input estimates is available to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the nine months ended May 31, 2018, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company recognized positive impacts on reported net income.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2018, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended May 31, 2018.

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
Date: July 16, 2018

By:	/s/ Sandra Boenisch
Sandra Boenisch, CPA, CGA
Chief Financial Officer, Treasurer
(Principal Financing and Accounting Officer)
Date: July 16, 2018