Form 10-K
period 2018-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2018-11-27
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended August 31, 2018

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting	Smaller reporting company [ x ]
company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]  No [ x ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,793,048.

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of November 27, 2018 was 55,013,874.

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

OUR PRODUCTS AND SERVICES

Destiny develops and markets software as a service (SaaS) solutions that solve critical problems in digital distribution and promotion for businesses in the music industry. The core of our business is the Play MPE® promotional music marketing and digital distribution service. Play MPE® is a service for promoting and securely distributing broadcast quality audio, video, images, promotional information and other digital content through the internet. The system is currently used by the recording industry for transferring pre-release broadcast quality music, radio shows, and music videos to trusted recipients such as radio stations, media reviewers, VIP’s, DJ’s, film and TV personnel, sports stadiums and retailers. The system replaces the physical distribution (mail, courier or hand delivery) of CD’s.

Our customers range from small independent artists, small to large independent record labels (“Indies”), to promoters, to the world’s largest record labels (the “Major Record Labels”) (Universal Music Group, Warner Music Group and Sony Music Entertainment). Our Major Record Label clients have offices around the world and typically represent the world’s largest recording artists. All three Major Record Labels, and thousands of Indies use Play MPE® for promotional distribution.

Play MPE® is a cloud-based enterprise SaaS service providing tiered, permission based, access allowing our clients to assign varying rights, capabilities and responsibilities to different members of their staff. For example, some customer staff may manage assets (album cover imagery, music videos, the raw music, promotional information and other metadata), while others manage hierarchical permission based lists of recipients. Larger labels are normally structured into sublabel groups, each with their own labels with varying access (permissions) to various subsets of the master recipient lists.

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

When the release is sent, the “send” appears in the “available tracks” section of a recipient’s account. Recipients can access these tracks through proprietary iPhone, Android, Mac and Windows based players, or through partner sites. Our servers also generate a marketing website (http://daily.plaympe.com) which promotes new music. The system automatically generates charts of the most popular music on the system. These charts can be syndicated to third parties.

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

During fiscal 2018, we launched version 8 of our release publishing tools for Play MPE®. These new browser-based tools are accessible on any computer without installation and completely replace the Windows based desktop tools previously used by our customers. It is expected that this new solution will increase usage of Play MPE® by providing an easier to use, faster, more intuitive and streamlined experience, access to both Mac and PC users, new release creation workflows, and more configuration options. It also allows for easy translation into multiple languages to accelerate international expansion. The new encoder has been fully adopted by our sales department and is being integrated by our customers into their own internal workflows.

We continue to invest in additional development of Play MPE® Version 8 and related tools and applications, which should lead to higher usage.

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

BUSINESS DEVELOPMENT

Play MPE®

During the year ended August 31, 2018, we generated revenues of $3,606,471, of which 98% was derived from Play MPE®.

During fiscal 2018, our development team was focused on the launch of new browser-based release publishing tools, Play MPE® Version 8. On February 21, 2018, we announced the Beta release of Play MPE® Version 8 and, in July 2018, we officially launched this new version of the encoder into production. These new browser-based tools are accessible on any computer without installation and completely replace the current Windows based desktop tools currently used by our customers. It is expected that this new solution will increase usage of Play MPE® by providing an easier to use, faster, more intuitive and streamlined experience, access to both Mac and PC users, new release creation workflows, and more configuration options.

Play MPE® staff regularly attend various industry events, conferences and seminars, to establish and strengthen relationships with industry promoters, record labels, and other key industry people. Potential new customers may be set up on an initial trial of our system, providing for increased engagement and feedback from these industry professionals. Other business development efforts are also focused on moving existing customers to monthly subscription or custom pricing that encourages more usage of the system. We have significantly increased our business development efforts during fiscal 2018, adding additional staff, and establishing a more organized process of engaging with our existing and prospective customers.

Clipstream®

In November 2017, after completing a detailed review of the resources required to progress Clipstream further, the Company transitioned the Clipstream® product to maintenance only, stopping development of new major features. Business development efforts are focused on identifying strategic alternatives for this product, business, and intellectual property outside the Company.

Significant Customers

During the year ended August 31, 2018, we generated 42% of total revenue from one customer (2017 - 41%).

OUR BUSINESS OPERATIONS

We lease approximately 6,600 square feet of office space, with the lease expiring in June of 2022, and we currently have 24 total employees. Our employees include our President and Chief Executive Officer, our Chief Financial Officer, two finance and administrative personnel, eleven sales and technical support personnel, and eight software developers. We may also employ contractors as needed.

Research and Development

Total research and development expenditures for the year ended August 31, 2018 were $1,122,590 (2017: $1,231,370).

COMPETITION

Play MPE®

Play MPE® has regional competitors with limited global presence and limited functionality while Play MPE® has Major Record Label use globally. A network effect entrenches the system, as it is difficult for any single user to switch to an alternative without the entire industry switching. The system was built to facilitate sharing of assets and content with regional subsidiaries and affiliates of our Major Record Label customers. This allows local representatives to localize the release resulting in costs savings and efficiencies not available in competing solutions. The player software is available in 27 languages.

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

The Play MPE® system provides our clients with a sophisticated content management tool that includes privilege control, release sharing amongst global territories (saving our clients time and money when conducting global distributions), enhanced email notification and promotions tools, social media announcements, recipient player apps (iPhone, iPad, Android, Mac, Windows, and Web Browser), with a fully redundant high speed infrastructure that is more sophisticated and has higher functionality than quickly developed lower cost alternatives. The Company expects that competition will be strongest where audio quality, security, recipient network, and reporting are not as important as cost.

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

2.	Watermarking "Methods for Watermarking Media Data"

i.	US Patents No. 7983441,8300885, 9165560, 9676574

ii.	US pending application No. 15/358834

iii.	Japan Patent No. 5103479

iv.	Canada patent No. 2682926

v.	Europe and UK Patent No. 2082527

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

3.	Cross Platform Streaming Video “Script Based Video Rendering”
	a.	US Patents No. 9143826, 9137567, 9215499, 9380338, 9432726 and 9432727

b.	South Africa Patent No. 2014/01618
c.	Singapore Patent No. 2014008775
d.	Australia Patent No. 2012297524
e.	New Zealand Patent No. 622065
f.	Pending US application No. 13/517574
g.	Pending Canadian patent application No. 2843766
h.	Pending China Application No. 201280050754.7
i.	Pending Europe Application No. 12824114.8
j.	Pending India Application No. 1961/DELNO/2014

This solution enables publishers to serve streaming video from their web site without the need for a separate streaming server. The solution will play instantly in all recent browsers, including mobile devices, without the need for a separate video player.

Registered Trademarks

Play MPE®
Granted: USA, Canada, Japan, European Union, China and Australia

MPE®
Granted: Canada, Japan,

Sonox Digital®
Granted: Japan, China, Canada

Clipstream®
Granted: USA, Canada, Japan, Israel, European Union, China and Australia

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

Operating expenses were $2,957,065 for the year ended August 31, 2018 and $3,170,580 for the year ended August 31, 2017 while our revenues were $3,606,471 for the year ended August 31, 2018 and $3,445,014 for the year ended August 31, 2017. Our ability to maintain profitability is conditional upon our ability to control our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

If we are not successful in legal proceedings against us, then our business and financial condition could be adversely affected.

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company’s financial statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its consolidated financial statements, however if we are not successful in these legal proceeding and are forced to make payments of damages to the plaintiffs, then our business and our financial condition would be adversely affected.

Our financial results may be adversely impacted by currency fluctuations.

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. An increase in the value of the Canadian dollar in relation to the United States dollar and/or Euro could have the effect of decreasing our income from operations. We do not currently hedge our foreign currency exposures.

If our products are defective or contain errors, we may become subject to product liability claims.

As a result of their complexity, our software products may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing we undertake and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial use. The occurrence of such errors could result in loss of or delay in market acceptance of our products, which could have a material adverse effect on our business, financial condition and results of operations. Our products also may be vulnerable to break-ins and similar disruptive problems caused by Internet or other users.

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

Product delays and errors.

We have experienced development delays and cost overruns associated with our product development efforts. We may encounter such problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements. Our products also may contain undetected errors that could cause adverse publicity, reduced market acceptance of the products, or lawsuits by customers.

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

Customer Concentration

During the year ended August 31, 2018, 42% of the Company’s revenue is derived from one customer with operations in numerous countries. This customer is currently of key importance to our operations and any adverse change to the revenue from this customer would have a material adverse effect on our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES.

Our head office is located in leased premises at Suite 1110, 885 Georgia Street, Vancouver, British Columbia, Canada V6C 3E8. Our principal business operations are carried out from our head office. Our leased premises consist of approximately 6,600 square feet. We pay rent of approximately $27,000 Canadian (equal to approximately $20,750 US) per month. The lease expires June 30, 2022. We consider our leased premises adequate for our current business purposes.

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

Market Information

Our shares are currently trading on the OTCQB under the stock symbol DSNY. The high and the low trading prices for our shares for each quarter of the last two fiscal years were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2017	$0.22	$0.14
2nd Quarter 2017	$0.28	$0.13
3rd Quarter 2017	$0.28	$0.17
4th Quarter 2017	$0.27	$0.15
1st Quarter 2018	$0.22	$0.17
2nd Quarter 2018	$0.28	$0.15
3rd Quarter 2018	$0.28	$0.15
4th Quarter 2018	$0.25	$0.11

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Our shares are also traded on the TSX Venture Exchange under the symbol DSY.

Holders of Common Stock

As of November 27, 2018 our shareholders’ list for our common stock showed 57 registered shareholders and 55,013,874 shares of our common stock outstanding.

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

ITEM 6.	SELECTED FINANCIAL DATA.

			Fiscal Year
(Expressed in US dollars)	2018	2017	2016	2015	2014
Continuing Operations:
Service revenue	$3,606,471	$3,445,014	$3,337,813	$3,323,537	$3,572,376
Income(loss) from operations	$649,406	$274,434	$(209,383)	$(797,013)	$(368,783)
Net income (loss)	$656,270	$288,781	$(188,251)	$(1,596,646)	$(324,399)
Net income (loss) per common share, basic and diluted	$0.01	$0.01	$(0.00)	$(0.03)	$(0.01)

Balance Sheet
Working capital	$2,280,695	$1,661,850	$1,125,289	$513,472	$1,476,767
Total assets	$2,962,422	$2,244,703	$1,850,876	$1,537,190	$3,401,206
Long-term liabilities	$—	$—	$6,472	$12,071	$—
Stockholders’ equity	$2,516,776	$1,892,805	$1,488,405	$1,102,434	$3,002,647

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2018 AND 2017

Revenue

Total revenue for the year ended August 31, 2018 increased by 4.7% over the same period in the prior year to $3,606,471 (2017 – $3,445,014). The increase in Play MPE® revenue was seen from our North American customers, mostly as a result of consistent growth in US independent customers, which segment increased by 9.1% over fiscal 2017. The growth in North America was accompanied by a 2.4% increase in revenue from Europe. However, the growth in European revenue was driven by favorable exchange rates as the Company saw declines in revenue, as expressed in Euros from this region. The Company believes the decline in this revenue is the result of product issues that were addressed by the release, near the end of the fiscal year, of Version 8 of our Play MPE release publishing tools (“Version 8”). In August 2018, we began to recover lost customers as a direct result of the release of Version 8.

During the year ended August 31, 2018, 49% of our Play MPE® revenues were denominated in Euros and 8% were denominated in Australian Dollars (2017: 49% and 8%, respectively). During the year ended August 31, 2018, the effect of foreign exchange fluctuations in these currencies had a favorable impact on our reported revenues from both of these currencies, most significantly from fluctuations in the Euro, which resulted in an 8.5% increase in reported revenue from that currency.

Operating Expenses

Overview

As our technologies and products are developed and maintained in-house, the majority of our expenditures are on salaries and wages and other associated expenses such as office space, supplies and benefits. Our operations are primarily conducted in Canada. Our costs are primarily incurred in Canadian dollars while our revenues are primarily denominated in Euros and US dollars. Thus, operating expenses and the results of operations are impacted, to the extent they are not hedged, by the rise and fall of the relative values of the Canadian dollar to these currencies. The Company maintains a large portion of its financial reserves in Canadian dollars to mitigate the downside risk of adverse exchange rates.

Overall operating costs fell by 6.7% to $2,957,065 (2017 – $3,170,580) during the year ended August 31, 2018, largely driven by a reduction in staffing costs, a reduction in certain Clipstream® related expenditures, and a decrease in depreciation charges. These cost reductions were partially offset by an increase in rent, an increase in non-recurring professional fees, and an increase in marketing activities, as further discussed below.

Wages and benefits declined by 11.0% over the comparative year, as a result of staffing reductions experienced near the end of the 2017 fiscal year. The majority of these reductions were related to general and administrative salaries and are expected to be permanent in nature with no adverse impact on our on-going operations or our ability to accelerate growth. Going forward, a portion of these reductions will be utilized for additions to our marketing and business development groups.

General and administrative	31-Aug	31-Aug
	2018	2017
	(12 months)	(12 months)	Change	Change
	$	$	$	%
Wages and benefits	449,463	524,058	(74,595)	(0.14)
Rent	36,271	35,681	590	0.02
Telecommunications	3,457	8,382	(4,925)	(0.59)
Bad debt	2,206	(806)	3,012	3.74
Office and miscellaneous	132,672	159,628	(26,956)	(0.17)
Professional fees	205,733	161,579	44,154	0.27
Travel	10,600	15,313	(4,713)	(0.31)
	840,402	903,835	(63,433)	(0.07)

Our general and administrative expenses consist of salaries and related personnel costs including overhead, office rent, and general office supplies. General and administrative costs also include professional fees and general travel expenditures. The decrease in wages and benefits is a result of a staffing reduction experienced in the fourth quarter of fiscal 2017, as discussed above. The decrease in office and miscellaneous costs is primarily due to reductions in discretionary spending in that area. The increase in professional fees has been incurred in connection with employment litigation matters.

Sales and marketing	31-Aug	31-Aug
	2018	2017
	(12 months)	(12 months)	Change	Change
	$	$	$	%
Wages and benefits	558,809	592,729	(33,920)	(0.06)
Rent	98,775	84,082	14,693	0.17
Telecommunications	137,038	135,009	2,029	0.02
Advertising and marketing	93,582	70,170	23,412	0.33
	888,204	881,990	6,214	0.01

Sales and marketing expenses consist of salaries and related personnel costs including overhead, office rent, and telecommunications costs. Sales and marketing also includes advertising and marketing expenses, which consists of promotional materials, online or print advertising, business development tools, and marketing or business development related travel costs including attendance at conferences and trade shows, and label visits. The decrease in wages and benefits is attributable to reduced staff in Clipstream®. This decrease was offset by an increase in rent in connection with the renewal of our office lease, and an increase in Play MPE® business development related travel, which is included in advertising and marketing.

Research and development	31-Aug	31-Aug
	2018	2017
	(12 months)	(12 months)	Change	Change
	$	$	$	%
Wages and benefits	834,279	953,693	(119,414)	(0.13)
Rent	122,001	114,770	7,231	0.06
Telecommunications	88,260	85,302	2,958	0.03
Research and development	78,050	77,605	445	0.01
	1,122,590	1,231,370	(108,780)	(0.09)

Research and development costs consist of product development related salaries and personnel costs including overhead, office rent and telecommunications. Research and development also includes consulting fees with respect to product development and deployment. The decrease in wages and benefits is attributable to overall reduced staffing with respect to Clipstream® related development during the year ended August 31, 2018. An increase in telecommunications costs associated with Play MPE® development projects was largely offset by a decrease in other telecommunications operational costs associated with a change in service providers.

Depreciation and amortization

Depreciation and amortization expense arises from property and equipment, and from patents and trademarks. Amortization decreased to $105,869 for the year ended August 31, 2018 from $153,385 for the year ended August 31, 2017, a decrease of $47,516 or 31.0% from a combination of an overall reduction in the capital asset balances subject to amortization, and a change in amortization periods for leasehold improvements, in connection with a renewed lease.

Other earnings and expenses

Interest income decreased to $10,597 for the year ended August 31, 2018 from $14,314 for the year ended August 31, 2017, a decrease of $3,717. A portion of the interest income was being derived from an amount receivable pursuant to a previous litigation settlement. The decrease in interest income is the result of the repayment of the remaining settlement receivable balance during the period.

Net income

During the year ended August 31, 2018 we reported net income of $656,270 (2017 – $288,781). The increase in net income is attributable to a combination of increased revenues and a reduction in certain operating expenses and overall spending on salaries and wages and depreciation and amortization.

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

The following is a reconciliation of net income from operations to Adjusted EBITDA:

	2018	2017	2016
Net income (loss)	$656,270	$288,781	$(188,251)
Interest income (net)	(10,597)	(14,314)	(21,132)
Depreciation and amortization	105,869	153,385	191,383
Stock based compensation	54,452	46,133	49,608
Deferred leasehold inducement	5,606	(26,754)	(34,255)
Adjusted EBITDA	$811,600	$447,231	$(2,647)

LIQUIDITY AND FINANCIAL CONDITION

Our cash and cash equivalents and short-term investments balance increased by $906,430 during the year ended August 31, 2018 to $2,249,386 (2017 – $1,342,956). At August 31, 2018, we held $1,097,434 (August 31, 2017 - $1,342,956) in cash and cash equivalents and $1,151,952 (2017 - $Nil) in short term investments consisting of one-year Guaranteed Investment Certificates held through a major Canadian financial institution.

At August 31, 2018, we had working capital of $2,280,695, compared to $1,661,850 as at August 31, 2017. The increase in our working capital was primarily due to an increase in net income.

At August 31, 2018, $2,065,718 in cash was held outside of the United States. At this time, we have no intention to repatriate this cash, however should we decide to repatriate in the future, taxes may need to be accrued and paid.

Cash Flows

Net cash provided in operating activities was $1,094,248 for the year ended August 31, 2018, compared to $695,603 for the year ended August 31, 2017. The increase was mainly the result of an increase in our net income and a decrease in accounts receivable.

The cash used in investing activities was $1,294,058 for the year ended August 31, 2018, compared to $63,340 for the year ended August 31, 2017. The increase in cash used in investing activities is a result of the investment of excess cash in short-term investments, consisting of one-year Guaranteed Investment Certificates, as well as an investment in leasehold improvements associated with the Company’s office lease.

There was no cash used in or provided by financing activities during each of the fiscal years ended August 31, 2018 and August 31, 2017.

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

The majority of our revenue is generated from digital media distribution service. The service is billed either based on usage or on a fixed fee which is based on the volume and size of distributions provided. All revenues are recognized on a monthly basis as the services are delivered to customers, except where extended payment terms exist. Such revenues are only recognized when the extended payment term expires.

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

The SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the U.S. tax reform announced on December 22, 2017 by the U.S. Government commonly referred to as the Tax Cuts and Jobs Act. SAB 118 provides a measurement period that should not extend beyond one year from the U.S. tax reform enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the U.S. tax reform for which the accounting under ASC 740 is complete.

Specifically, the Company was required to revalue its U.S. deferred tax assets and liabilities due to the federal income tax rate reduction from 35 percent to 21 percent. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented.

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

Accounting Standards Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). This new accounting guidance on revenue recognition provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. ASU 2014-09 is effective for the Company beginning on September 1, 2018.

The new guidance permits two methods of adoption, full retrospective or modified retrospective, and the Company has elected to use the modified retrospective method of adoption in which the cumulative effect of applying the ASU will be recognized at September 1, 2018, the date of initial application. Management has implemented a plan of adoption and is continuing to evaluate the impact that adoption of this guidance will have on the Company’s financial statements.

The Company’s implementation plan includes the following:

  Analyzing the Company’s different revenue contracts and arrangements;
  Selecting representative contracts within each group for evaluation under ASU 2014-09;
  Identifying the impact from the standard on current business processes;
  Evaluating additional disclosure requirements and monitoring changes to the Company’s internal controls and accounting practices.

Management has commenced its plan for adoption of ASU 2014-09 by reviewing various types of revenue contracts and disaggregated the revenue into contract groups. Thus far, from its contract reviews, the Company does not anticipate a material impact to its results of operations as the pattern of revenue recognition is expected to be consistent under the new standard. However, the Company’s initial assessment of the impact could change as the adoption plan is implemented. The Company expects that there will be an impact to financial reporting due to the enhanced revenue disclosures of ASC 606. The Company will adopt the requirements of the new standard effective September 1, 2018, in the Company's Form 10-Q for the three months ended November 30, 2018.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, ("ASC 230") including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. This amendment is effective for the Company beginning on September 1, 2018. Early adoption is permitted. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company’s current disclosures and reclassifications within the consolidated statement of cash flows, but they are not expected to have a material effect on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company’s adoption date of Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the effect ASU 2018-07 will have on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions to its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Audited Consolidated Financial Statements for the Years Ended August 31, 2018 and 2017:

1.	Report of Independent Registered Public Accounting Firm – BDO Canada LLP;
2.	Consolidated Balance Sheets as at August 31, 2018 and 2017;
3.	Consolidated Statement of Comprehensive Income for the Years Ended August 31, 2018 and 2017;
4.	Consolidated Statement of Changes in Stockholders' Equity for the Years Ended August 31, 2018 and 2017;
5.	Consolidated Statement of Cash Flows for the Years Ended August 31, 2018 and 2017;
6.	Notes to Consolidated Financial Statements.

Consolidated Financial Statements

Destiny Media Technologies Inc.
August 31, 2018 and 2017
(Expressed in United States dollars)

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
www.bdo.ca	925 West Georgia Street
Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Destiny Media Technologies Inc.
Vancouver, Canada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Destiny Media Technologies Inc. (the “Company”) and subsidiaries as of August 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended August 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at August 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended August 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

(Signed) “BDO CANADA LLP”

Chartered Professional Accountants

We have served as the Company's auditor since 2010.
Vancouver, Canada
November 27, 2018

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS

As at August 31,	(Expressed in United States dollars)

	2018	2017
	$	$

ASSETS
Current
Cash and cash equivalents	1,097,434	1,342,956
Short-term investments [note 3]	1,151,952	—
Accounts receivable, net of allowance for doubtful accounts of $6,031 [2017 – $3,383] [note 10]	403,801	529,666
Other receivables	15,902	21,216
Short term receivable [note 4]	—	64,811
Prepaid expenses	57,252	54,507
Deposit	—	592
Total current assets	2,726,341	2,013,748
Deposits	34,336	27,923
Property and equipment, net [note 5]	160,273	116,208
Intangible assets, net [note 5]	41,472	86,824
Total assets	2,962,422	2,244,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	141,273	127,444
Accrued liabilities	226,876	192,433
Deferred leasehold inducement [note 8]	51,848	2,090
Deferred revenue	23,286	23,685
Obligation under capital lease	2,363	6,246
Total liabilities	445,646	351,898

Commitments and contingencies [notes 8 and 9]
Stockholders’ equity
Common stock, par value $0.001 [note 6]
Authorized: 100,000,000 shares
Issued and outstanding: 55,013,874 shares [2017 – issued and outstanding 55,013,874 shares]	55,014	55,014
Additional paid-in capital [note 6]	9,766,665	9,712,213
Accumulated deficit	(6,951,261)	(7,607,531)
Accumulated other comprehensive loss	(353,642)	(266,891)
Total stockholders’ equity	2,516,776	1,892,805
Total liabilities and stockholders’ equity	2,962,422	2,244,703

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended August 31,	(Expressed in United States dollars)

	2018	2017
	$	$

Service revenue [note 10]	3,606,471	3,445,014

Operating expenses
General and administrative	840,402	903,835
Sales and marketing	888,204	881,990
Research and development	1,122,590	1,231,370
Depreciation and amortization [note 5]	105,869	153,385
	2,957,065	3,170,580
Income from operations	649,406	274,434
Other income
Interest income	10,597	14,314
Other income (expense)	(3,733)	33
Income before provision for income taxes	656,270	288,781
Income tax expense - deferred [note 7]	—	—

Net income	656,270	288,781

Foreign currency translation adjustments	(86,751)	69,486

Total comprehensive income	569,519	358,267

Net income per common share, basic and diluted	0.01	0.01

Weighted average common shares outstanding:
Basic	55,013,874	55,013,874
Diluted	55,013,874	55,013,874

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended August 31,				(Expressed in United States dollars)

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	loss
	#	$	$	$	$	$
Balance, September 1, 2016	55,013,874	55,014	9,666,080	(7,896,312)	(336,377)	1,488,405
Total comprehensive income	—	—	—	288,781	69,486	358,267
Stock based compensation – Note 6	—	—	46,133	—	—	46,133
Balance, August 31, 2017	55,013,874	55,014	9,712,213	(7,607,531)	(266,891)	1,892,805
Total comprehensive income	—	—	—	656,270	(86,751)	569,519
Stock based compensation – Note 6	—	—	54,452	—	—	54,452
Balance, August 31, 2018	55,013,874	55,014	9,766,665	(6,951,261)	(353,642)	2,516,776

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended August 31,	(Expressed in United States dollars)

	2018	2017
	$	$

OPERATING ACTIVITIES
Net income	656,270	288,781
Items not involving cash:
Depreciation and amortization	105,869	153,385
Stock-based compensation	54,452	46,133
Deferred leasehold inducement	5,606	(26,754)
Unrealized foreign exchange	(417)	3,342
Loss on disposal of property and equipment	3,734	—
Changes in non-cash working capital:
Accounts receivable	108,367	120,514
Other receivables	3,308	(5,204)
Prepaid expenses and deposits	(11,499)	4,967
Accounts payable	14,165	8,962
Accrued liabilities	44,469	(6,882)
Deferred revenue	557	(899)
Deferred leasehold inducement	45,341	—
Short term receivable	64,026	109,258
Net cash provided by operating activities	1,094,248	695,603

INVESTING ACTIVITY
Purchase of property, equipment and intangibles	(116,540)	(63,340)
Purchase of short-term investments	(1,177,518)	—
Net cash used in investing activity	(1,294,058)	(63,340)

Effect of foreign exchange rate changes on cash	(45,712)	47,950

Net increase (decrease) in cash and cash equivalents during the year	(245,522)	680,213
Cash and cash equivalents, beginning of year	1,342,956	662,743
Cash and cash equivalents, end of year	1,097,434	1,342,956

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018 and 2017

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

August 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Cash and cash equivalents

We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Short-term investments

We classify our short-term investments as available-for-sale. Our investments classified as available-for-sale are recorded at fair value based upon third party pricing at period end. Unrealized gains and losses that are deemed temporary in nature are recorded in accumulated other comprehensive income a separate component of stockholders’ equity.

A decline in the fair value of any security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Premiums and discounts are amortized (accreted) over the life of the related security as an adjustment to its yield. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of investments sold.

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

August 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Long-lived assets

Long-lived assets held for use are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of property, equipment and intangible assets may not be fully recoverable. Impairment is measured by a two-step process: Step 1) the carrying amount of the asset is compared with its estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition. If the carrying amount is lower than the undiscounted future cash-flows, no impairment loss is recognized. Step 2) if the carrying amount is higher than the undiscounted future cash-flows then an impairment loss is measured as the difference between the carrying amount and fair value which may be based on internally developed discounted cash flow estimates, quoted market prices, when available, or independent appraisals. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of August 31, 2018, there were no impairment indicators present.

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

During the year ended August 31, 2018, the Company incurred approximately $82,354 (2017: $2,655) in professional legal fees in connection with legal actions against the Company and legal actions initiated by the Company. These costs are expensed as incurred and are recorded as a component of general and administrative expenses.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018 and 2017

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

August 31, 2018 and 2017

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

Advertising

Advertising costs are expensed as incurred and totaled $3,333 and $9,593 during the years ended August 31, 2018 and 2017, respectively.

Income taxes

The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis that give rise to the differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies. If in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would be recorded, decreasing earnings in the period in which such determination is made.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018 and 2017

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company’s financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Earnings per share

Net income per common share (basic) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Net income per common share (diluted) is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued be calculated using the treasury stock method. Under the treasury stock method, all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period, but only if dilutive.

	Year Ended
	August 31,	August 31,
	2018	2017
Net income	$656,270	$288,781
Weighted average common shares outstanding	55,013,874	55,013,874
Diluted weighted average common shares outstanding	55,013,874	55,013,874

At August 31, 2018, the Company had 1,531,250 outstanding options exercisable at $0.40, 100,000 outstanding options exercisable at $0.26. Those outstanding options were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income (deficit) consists only of accumulated foreign currency translation adjustments for all years presented.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.) Fair value measurement

The book value of cash and cash equivalents, short-term investments, accounts receivable, other receivables, accounts payable and accrued liabilities approximate their fair values due to the short-term maturity of those instruments. The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the U.S. tax reform announced on December 22, 2017 by the U.S. Government commonly referred to as the Tax Cuts and Jobs Act. SAB 118 provides a measurement period that should not extend beyond one year from the U.S. tax reform enactment date for companies to complete the accounting under Accounting Standards Codification (“ASC”) 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the U.S. tax reform for which the accounting under ASC 740 is complete.

Specifically, the Company was required to revalue its U.S. deferred tax assets and liabilities due to the federal income tax rate reduction from 35 percent to 21 percent. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

Accounting Standards Not Yet Effective

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). This new accounting guidance on revenue recognition provides for a single five-step model to be applied to all revenue contracts with customers. The new standard also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. ASU 2014-09 is effective for the Company beginning on September 1, 2018.

The new guidance permits two methods of adoption, full retrospective or modified retrospective, and the Company has elected to use the modified retrospective method of adoption in which the cumulative effect of applying the ASU will be recognized at September 1, 2018, the date of initial application. Management has implemented a plan of adoption and is continuing to evaluate the impact that adoption of this guidance will have on the Company’s financial statements.

The Company’s implementation plan includes the following:

  Analyzing the Company’s different revenue contracts and arrangements;
  Selecting representative contracts within each group for evaluation under ASU 2014-09;
  Identifying the impact from the standard on current business processes;
  Evaluating additional disclosure requirements and monitoring changes to the Company’s internal controls and accounting practices.

Management has commenced its plan for adoption of ASU 2014-09 by reviewing various types of revenue contracts and disaggregated the revenue into contract groups. Thus far, from its contract reviews, the Company does not anticipate a material impact to its results of operations as the pattern of revenue recognition is expected to be consistent under the new standard. However, the Company’s initial assessment of the impact could change as the adoption plan is implemented. The Company expects that there will be an impact to financial reporting due to the enhanced revenue disclosures of ASC 606. The Company will adopt the requirements of the new standard effective September 1, 2018, in the Company's Form 10-Q for the three months ended November 30, 2018.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, ("ASC 230") including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. This amendment is effective for the Company beginning on September 1, 2018. Early adoption is permitted. The adoption of ASU 2016-15 and ASU 2016-18 will modify the Company’s current disclosures and reclassifications within the consolidated statement of cash flows, but they are not expected to have a material effect on the Company’s consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018 and 2017

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of ASU 2018-02 is permitted, including adoption in any interim period for the public business entities for reporting periods for which financial statements have not yet been issued. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company’s adoption date of Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the effect ASU 2018-07 will have on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions to its consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018 and 2017

3. SHORT TERM INVESTMENTS

The Company’s short-term investments consists of one-year Guaranteed Investment Certificates with a major Canadian financial institution that earn interest at variable interest rates ranging from 2.15 – 2.50%.

4. SHORT TERM RECEIVABLE

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

As of August 31, 2018, all installments due under the terms of the settlement had been received.

The following table summarizes the changes in the carrying value of the receivable balance during the years ended August 31, 2018 and 2017:

	August 31,	August 31,
	2018	2017
	$	$
Beginning balance	64,811	175,206
Gross installments received	(65,766)	(127,845)
Interest	1,921	12,840
Foreign exchange impact	(966)	4,610
Ending balance	—	64,811

The foreign exchange impact in the above table is partially allocated into other comprehensive income (loss) and partially allocated into exchange gain (loss) on the income statement.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018 and 2017

5. PROPERTY AND EQUIPMENT AND INTANGIBLES

		Accumulated	Net book
	Cost	amortization	value
August 31, 2018	$	$	$
Property and equipment
Furniture and fixtures	134,130	102,822	31,308
Computer hardware	226,679	189,724	36,955
Computer software	213,684	203,420	10,264
Leasehold improvements	162,754	81,008	81,746
	737,247	576,974	160,273

Intangibles
Patents, trademarks and lists	412,072	370,600	41,472

August 31, 2017
Property and equipment
Furniture and fixtures	171,724	126,005	45,719
Computer hardware	241,705	192,596	49,109
Computer software	222,554	201,174	21,380
Leasehold improvements	71,415	71,415	—
	707,398	591,190	116,208

Intangibles
Patents, trademarks and lists	415,752	328,928	86,824

Depreciation and amortization for the year ended August 31, 2018 was $105,869 (2017: $153,385)

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018 and 2017

6. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

[b] Stock option plans

The Company has two existing stock option plans (the “Plan”), namely the 2006 Stock Option Plan and the 2015 Stock Option Plan, under which up to 7,750,000 shares of the common stock, has been reserved for issuance. A total of 1,371,931 common shares remain eligible for issuance under the plan. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of August 31, 2018 and 2017, and changes during the years ended are presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at September 1, 2016	950,000	0.40	1.58	—
Granted	1,500,000	0.39	—	—
Forfeited	(600,000)	0.40	—	—
Expired	(43,750)	0.40	—	—
Outstanding at August 31, 2017	1,806,250	0.39	4.07	—
Granted	150,000	0.40	4.28	—
Forfeited	(150,000)	0.40	4.27	—
Expired	(175,000)	0.40	—	—
Outstanding at August 31, 2018	1,631,250	0.39	3.49	—
Exercisable at August 31, 2018	1,016,666	0.39	3.23	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at August 31, 2018.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018 and 2017

6. STOCKHOLDERS’ EQUITY (cont’d.)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of August 31, 2018:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
		$
Non-vested options at September 1, 2016	281,250	0.08
Granted	1,500,000	0.07
Vested	(414,583)	0.11
Non-vested options at August 31, 2017	1,366,667	0.07
Granted	150,000	0.08
Forfeited	(100,000)	0.07
Vested	(802,083)	0.07
Non-vested options at August 31, 2018	614,584	0.07

As of August 31, 2018, there was $42,658 of total unrecognized compensation cost related to non-vested share-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.1 years.

During the year ended August 31, 2018, the total stock-based compensation expense of $54,452 is reported in the statement of comprehensive income as follows:

	2018	2017
	$	$
Stock-based compensation
General and administrative	32,954	31,641
Sales and marketing	7,930	4,665
Research and development	13,568	9,827
Total stock-based compensation	54,452	46,133

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2018	2017
	$	$
Expected term of stock options (years)	3.02	1.8-3.0
Expected volatility	93.3%	86.4%-87.7%
Risk-free interest rate	1.9%	1.4-1.6%
Dividend yields	—	—
Weighted average grant date fair value	$0.08	$0.07

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018 and 2017

6. STOCKHOLDERS’ EQUITY (cont’d.)

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

During the year ended August 31, 2018, the Company recognized compensation expense of $58,102 (2017: $45,212) in salaries and wages on the consolidated statement of comprehensive income in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.23 (2017: $0.21). The shares are held in trust by the Company for a period of one year from the date of purchase.

[d] Warrants

A summary of common stock warrants outstanding as of August 31, 2018, and changes during the year then ended is presented below:

	Number of			Aggregate
	Common	Exercise	Date	Intrinsic
	Shares	Price	of	Value
	Issuable	$	Expiry	$
Outstanding at August 31, 2016 and August 31, 2017	1,010,000	0.30	October 20, 2017	—
Expired	(1,010,000)	0.30
Outstanding at August 31, 2018	—	—		—

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018 and 2017

7. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 21.0% and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 27.0%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company’s income tax expense is as follows:

	2018	2017
	$	$

Tax at U.S. statutory rates	138,000	98,000

Permanent differences	1,000	2,000
Stock option compensation	11,000	16,000
Effect of lower foreign tax in Canada	52,000	(21,000)
Effect of research tax credits claims filed in respect of prior years	29,000	(128,000)
Effect of a change in statutory tax rates	443,000	—
Foreign exchange and other adjustments	190,000	(89,000)
Recovery of previously unrecognized tax assets	(233,000)	—
Change in valuation allowance	(631,000)	122,000
Provision for deferred income taxes	—	—

Included in other adjustments and change in valuation allowance for the year ended August 31, 2018 is $(74,000) (2017: $87,000) for the effect of changes in foreign exchange rates and $115,000 (2017: $2,000) in respect of a change in estimates and provisions.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018 and 2017

7. INCOME TAXES (cont’d.)

Significant components of the Company’s deferred tax assets as of August 31 are as follows:

	2018	2017
	$	$
Deferred tax assets:
Net operating loss carryforwards	789,000	1,196,000
Excess of book over tax depreciation	729,000	561,000
Tax Credit Carryforwards	1,019,000	1,411,000
Total deferred tax asset	2,537,000	3,168,000
Valuation allowance	(2,537,000)	(3,168,000)
Net deferred tax asset	—	—

Net income (loss) before income tax by geographic region is as follows:

	2018	2017
	$	$
United States	(166,037)	64,866
Canada	822,307	223,915
	656,270	288,781

If not utilized to reduce future taxable income, the Company’s net operating loss carryforwards will expire as follows:

	Canada	United States
	$	$
2021 and thereafter	—	3,755,000
	—	3,755,000

If not utilized to reduce future taxable payable, the Company’s investment tax credit carryforwards will expire as follows:

	Canada	United States
	$	$
2028 and thereafter	1,238,000	—
	1,238,000	—

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018 and 2017

8. COMMITMENTS

The Company entered into a new lease agreement commencing July 1, 2017 and expiring June 30, 2022 for the same premise consisting of approximately 6,600 square feet. The Company has fiscal year payments committed as follows:

$

2019	250,174
2020	257,356
2021	262,848
2022	224,320

During the year ended August 31, 2018, the Company became entitled to a leasehold improvement allowance from its landlord in the amount of $45,341, in connection with certain office leasehold improvements completed. This amount was recorded as a deferred leasehold inducement and is being amortized against rent expense over the remaining term of the lease.

During the year ended August 31, 2018 the Company recorded rent expense of $256,058 (2017 - $234,533) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of comprehensive income. The total rent commitment, net of the leasehold improvement allowance, is being amortized to rent expense on a straight-line basis over the term of the lease.

9. CONTINGENCIES

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018 and 2017

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	2018	2017
	$	$

Play MPE®
United States	1,527,868	1,428,802
Europe	1,721,654	1,687,724
Australia	289,042	289,910
Total Play MPE® Revenue	3,538,564	3,406,436

Clipstream ®
United States	67,907	38,578
Total Clipstream ® Revenue	67,907	38,578

Total Revenue	3,606,471	3,445,014

Revenue in the above table is based on location of the customer’s billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the year ended August 31, 2018, the Company generated 42% of total revenue from one customer [2017 - 41%].

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at August 31, 2018, one customer represented $102,313 (25%) of the trade receivables balance [2017 – one customer represented $377,672 (71%)].

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of August 31, 2018.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2018 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal controls over financial reporting were effective as of August 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended August 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Frederick Vandenberg	Director, President, Corporate Secretary, Chief Executive Officer	50	CEO since June 2017 CFO since July 2007
Hyonmyong Cho(1)	Chairman of the Board, Director	46	February 2017
Samuel Jay Graber(1)	Director	57	February 2017
Sandra Boenisch	Chief Financial Officer and Treasurer	37	December 15, 2017

(1) Member of our Audit Committee

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Fred Vandenberg, B. Comm. MBA, CPA, CA Mr. Vandenberg has been our Chief Executive Officer since June 2017 and was our Chief Financial Officer from July 2007 to December 2017. Mr. Vandenberg's core responsibilities include strategic planning and coordinating strategic planning, marketing and product development, leading the accounting, treasury, financial controls and financial reporting functions of the Company. Mr. Vandenberg has been with the company for 12 years, heading up the finance group and managing the majority of Play MPE operations, including the initial transition of our customers to commercial agreements in 2008. Mr. Vandenberg oversees the business development and operational functions of Play MPE, expanding into new markets while ensuring we continue to lead the industry in customer service. Mr. Vandenberg obtained a Bachelor of Commerce from McMaster University in 1991 and a Master of Business Administration (Finance) from McMaster University in 1993. In 1996, Mr. Vandenberg was designated as a Chartered Professional Accountant in Ontario.

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

Sandra Boenisch, CPA, CGA. Ms. Boenisch has been our Chief Financial Officer since December 2017. Ms. Boenisch is a Chartered Professional Accountant (CPA, CGA) with over 14 years of accounting, audit, and financial reporting experience in a variety of industries, both in the United States and Canada.

Ms. Boenisch was an independent consultant, providing financial reporting services to a range of public companies in the United States and Canada from January 2012 to December 2017. From 2008 until 2012, Ms. Boenisch was employed at BDO Canada LLP (Vancouver, BC) where she was hired as a Senior Accountant and was later promoted to Manager, Audit Assurance. Ms. Boenisch specialized in managing assurance engagements for public companies in the United States and Canada. Prior to that, Ms. Boenisch worked for another public accounting firm from 2001 to 2008. As an independent consultant, Ms. Boenisch acquired considerable experience in finance, governance, and regulatory compliance. She holds a B.Comm. from Laurentian University.

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

Based solely on our review of the copies of such forms received by us, or written representations that no filings were required, we believe that during the fiscal year ended August 31, 2018 all such filing requirements were complied with, with the exception of the following:

Mr. Steve Vestergaard did not timely file two (2) Form 4 reports in which eight (8) transactions were reported.

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

The particulars of compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers other than the principle executive officer who were serving as executive officers at the end of the year ended August 31, 2018; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended August 31, 2018, who we will collectively refer to as our “named executive officers”, of our company for the years ended August 31, 2018 and 2017, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer and the Chief Financial Officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Other Annual Compen- sation ($) (2)	Total ($)
Frederick Vandenberg (3) Director, President, Chief Executive Officer, and former Chief Financial Officer	2018 2017	164,430 159,033	24,665 Nil	Nil Nil	Nil 27,047	18,666 7,952	207,761 194,032
Sandra Boenisch (3) Chief Financial Officer	2018 2017	97,875 Nil	Nil Nil	Nil Nil	11,905 Nil	5,873 Nil	115,653 Nil
Steven Vestergaard (3) Former Director and Chief Executive Officer	2018 2017	Nil 162,590	Nil Nil	Nil Nil	Nil 10,143	Nil Nil	Nil 172,733

(1)	Option awards shown here represent the aggregate grant date fair value of all options granted.
(2)

The value of prerequisites and other personal benefits, securities and property for the individuals included in the summary compensation table that does not exceed $10,000 is not reported herein. Other compensation includes participation in the employee share purchase plan described below under long term incentive plans.

(3)

Compensation is stated in United States dollars. Where compensation was provided in Canadian dollars, compensation is based on an exchange rate of 0.783 US dollars for each 1.00 Canadian dollar during the 2018 fiscal year and 0.7573 US dollars for each 1.00 Canadian dollar during the 2017 fiscal year.

EMPLOYMENT AGREEMENT WITH OUR NAMED EXECUTIVE OFFICERS

We are not party to any written employment agreement or change in control arrangements with Mr. Vandenberg and Ms. Boenisch. We do not have any agreements with Mr. Vandenberg and Ms. Boenisch regarding the payments of bonus or other performance incentives. Mr. Vandenberg and Ms. Boenisch are eligible to receive stock options as and when approved by our Board of Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our named executive officers that were outstanding as of August 31, 2018.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearne d Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Frederick Vandenberg	56,250 233,334	Nil 166,666	N/A N/A	0.40 0.40	(1) July 6, 2022	N/A N/A	N/A N/A	N/A N/A	N/A N/A
Sandra Boenisch	56,250	93,750	N/A	0.40	December 13, 2022	N/A	N/A	N/A	N/A

(1) The options are expiring as to 6,250 every month until June 30, 2019.

LONG-TERM INCENTIVE PLANS

The Company has an Employee Stock Purchase Program whereby all employees of the Company are eligible to contribute up to 5% of their annual salary into a pool which is matched equally by the Company. Independent directors are able to contribute a maximum of $12,500 each annually, for a combined maximum annual purchase of $25,000. The aggregate maximum annual contributions is limited to $400,000. Money in the pool is used to purchase shares out of the market on a semi-monthly basis. All purchases are made through the Exchange by a third-party plan agent and no purchases are made on the OTC or German exchanges. The third-party plan agent is also be responsible for the administration of the Plan on behalf of the Company and the participants.

Additionally, the Company has two existing stock option plans, namely the 2006 Stock Option Plan and the 2015 Stock Option Plan, under which up to 7,750,000 shares of the common stock, have been reserved for issuance. An aggregate of 1,371,931 common shares remain eligible for issuance under the two plans. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings. In addition, our directors are eligible for grants of options to purchase shares of our common stock at the discretion of our Board of Directors.

The following table summarizes compensation paid to all of our directors who were not our named executive officers during the fiscal year ended August 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Hyonmyong Cho	Nil	Nil	Nil	Nil	Nil
Samuel Jay Graber	Nil	Nil	Nil	$10,937	$10,937

(1) Other compensation includes participation in the employee share purchase plan described below under long term incentive plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 27, 2018 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS:
Common Stock	Hyonmyong Cho Director, Chairman of the Board c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	2,613,689 (2)	4.7%
Common Stock	Samuel Jay Graber Director c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	644,755 (3)	1.2%
Common Stock	Frederick Vandenberg President, Chief Executive Officer, and Corporate Secretary c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	1,397,616(4)	2.5%
Common Stock	Sandra Boenisch Chief Financial Officer c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	139,207(5)	*
Common Stock	All Officers and Directors as a Group (4 persons)	4,795,267	8.6%
Common Stock	Steven Vestergaard Suite 695 – 350 Centre Road Lions Bay, BC, V0N 2E0	11,006,111(6)	20.0%

* Less than one percent (1%)

(1)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of such shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 27, 2018. As of November 27, 2018, there were 55,013,874 shares of our common stock issued and outstanding.

(2)

Consists of 713,674 shares held by Mr. Cho and 168,750 shares that may be acquired upon the exercise of stock options held by Mr. Cho within 60 days of November 27, 2018and includes 1,731,265 shares held through Mr. Cho's indirect pecuniary ownership held through Greenlaw International LP, a Delaware limited partnership (the "Fund"), and Greenlaw International GP LLC, a Delaware limited liability company and the general partner of the Fund which has the right to receive an allocation of a portion of the profits of the Fund.

(3)

Consists of 461,105 shares held by Mr. Graber, 14,900 shares held by Mr. Graber’s spouse, and 168,750 shares that may be acquired upon the exercise of stock options held by Mr. Graber within 60 days of November 27, 2018.

(4)	Consists of 1,066,365 shares held by Mr. Vandenberg and 331,251 shares that are acquirable upon the exercise of stock options held by Mr. Vandenberg within 60 days of November 27, 2018.

(5)	Consists of 51,707 shares held by Ms. Boenisch and 87,500 shares that are acquirable upon the exercise of stock options held by Ms. Boenisch within 60 days of November 27, 2018.

(6)

The share ownership disclosed herein has been calculated based on the latest filings by Mr. Vestergaard under Section 16(a) of the Securities Exchange Act of 1934. The Company has not been able to confirm the amount with Mr. Vestergaard including any ownership under Rule 13d-3 of the Securities Exchange Act of 1934.

EQUITY COMPENSATION PLAN INFORMATION

We have two equity compensation plans, namely our Amended 2006 Stock Option Plan and the 2015 Stock Option Plan, under which up to 7,750,000 shares of our common stock, have been authorized for issuance to our officers, directors, employees and consultants. Our plans have not been approved by the Company’s stockholders. The following summary information is presented for our plans on an aggregate basis as of August 31, 2018.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

Equity Compensation Plans Not Approved By Security Holders	1,631,250 Shares of Common Stock	$0.39 per Share	1,371,931 Shares of Common Stock
Total	1,631,250 Shares of Common Stock		1,371,931 Shares of Common Stock

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Audit Fees

Our current sole principal independent registered public accountant, BDO Canada LLP, provided audit and other services during the year ended August 31, 2018 and the year ended August 31, 2017 as follows:

BDO Canada LLP
	2018	2017
Audit Fees	$89,248	$79,790
Audit Related Fees	-	-
Tax Fees	7,477	11,058
All Other Fees	-	-
Total Fees	$96,725	$90,848

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

Of the total aggregate fees paid by us to our accountants during the fiscal years ended August 31, 2018 and 2017, 100% and 100% of the aggregate fees, respectively, were approved by the audit committee pursuant to the de minimis exception provided by Section (c)(7)(i)(C) of Rule 2-01 of Regulations S-X.

The audit committee has considered the nature and amount of the fees billed by BDO Canada LLP, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining BDO Canada LLP's independence.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

LIST OF DOCUMENTS FILED AS PART OF THE REPORT

The following documents are filed as part of this report:

(a)(1)	Financial Statements:
	1.	Report of Independent Registered Public Accounting Firm – BDO Canada LLP;
	2.	Consolidated Balance Sheets;
	3.	Consolidated Statements of Comprehensive Income (loss);
	4.	Consolidated Statements of Cash Flows;
	5.	Consolidated Statement of Changes in Stockholders’ Equity; and
	6.	Notes to the Consolidated Financial Statements.
(a)(2)	Financial Statement Schedules:
(a)(3)	Exhibits:

3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3(I) to our Amendment No. 5 to Registration Statement on Form 10SB12G filed on April 24, 2000).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit B to the Plan of Conversion as filed in our Definitive Proxy Statement on Form DEF14A on August 18, 2014)

4.1†	2006 Amended And Restated Stock Option Plan (incorporated by reference to Exhibit 4.1 to our Post-effective Amendment No. 1 to Registration Statement on Form S-8 filed on May 18, 2007)

10.1	Share Purchase Agreement among Steve Vestergaard and Euro Industries Ltd. And Destiny Software Productions Inc. dated June 15, 1999 (incorporated by reference to Exhibit 4 to our Registration Statement on Form 10SB12G filed on November 23, 1999).

10.2	Rule 506 Subscription Agreement dated February 24, 2006 between Destiny Media Technologies Inc. and Global Equity Trading & Finance Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 3, 2006).

10.3	Rule 506 Subscription Agreement dated February 3, 2006 between Destiny Media Technologies Inc. and Global Equity Trading & Finance Ltd. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 3, 2006).

10.4	Securities Purchase Agreement dated February 26, 2007 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on March 1, 2007).

10.5†	Employee Stock Purchase Plan (incorporated by reference to our Other Definitive Proxy Statements on Form DEF 14A filed on February 04, 2011).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm – BDO CANADA LLP
24*	Power of Attorney (included in Signature pages)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

100*	XBRL-Related Documents
101*	Interactive Data File

* Filed herewith
† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/Frederick Vandenberg
Frederick Vandenberg
Chief Executive Officer, President
(Principal Executive Officer)
Date: November 27, 2018

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

By:	/s/Frederick Vandenberg
Frederick Vandenberg, President
Chief Executive Officer (Principal Executive Officer)
Date: November 27, 2018

By:	/s/Sandra Boenisch
Sandra Boenisch, CPA, CGA
Chief Financial Officer, Treasurer
(Principal Financing and Accounting Officer)
Date: November 27, 2018

By:	/s/ Hyonmyong Cho
Hyonmyong Cho
Director
Date: November 27, 2018

By:	/s/ Samuel Jay Graber
Samuel Jay Graber
Director
Date: November 27, 2018