Form 10-Q
period 2018-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2019-01-14
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

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

___________________________________________________________
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

[X]  Yes  [   ]   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

[X]  Yes  [   ]   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[   ]  Yes  [X]   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrants common stock, par value $0.001, as of January 14, 2019 was 55,013,874.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
November 30, 2018
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
Unaudited

As at,
	November 30,	August 31,
	2018	2018
	$	$

ASSETS
Current
Cash and cash equivalents	1,331,065	1,097,434
Short-term investments [note 3]	1,137,180	1,151,952
Accounts receivable, net of allowance for doubtful accounts of $8,686 [August 31, 2018 – $6,031] [note 9]	339,130	403,801
Other receivables	22,949	15,902
Prepaid expenses	40,751	57,252
Total current assets	2,871,075	2,726,341
Deposits	33,708	34,336
Property and equipment, net [note 4]	149,362	160,273
Intangible assets, net [note 4]	35,520	41,472
Total assets	3,089,665	2,962,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	152,562	141,273
Accrued liabilities	172,072	226,876
Deferred leasehold inducement	50,177	51,848
Deferred revenue	14,920	23,286
Obligation under capital lease	—	2,363
Total liabilities	389,731	445,646

Commitments and contingencies [notes 6 and 7]
Stockholders’ equity
Common stock, par value $0.001 [note 5]
Authorized: 100,000,000 shares Issued and outstanding: 55,013,874 shares [August 31, 2018 – issued and outstanding 55,013,874 shares]	55,014	55,014
Additional paid-in capital [note 5]	9,778,718	9,766,665
Accumulated deficit	(6,731,071)	(6,951,261)
Accumulated other comprehensive loss	(402,727)	(353,642)
Total stockholders’ equity	2,699,934	2,516,776
Total liabilities and stockholders’ equity	3,089,665	2,962,422

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(Expressed in United States dollars)
Unaudited

Three months ended November 30,

	2018	2017
	$	$

Service revenue [note 9]	984,019	973,798

Operating expenses
General and administrative	182,270	178,583
Sales and marketing	269,357	230,113
Research and development	298,012	304,438
Depreciation and amortization	20,624	25,697
	770,263	738,831
Income from operations	213,756	234,967
Other income (expense)
Interest income	6,434	2,325
Other income (expense)	—	(3,802)

Net income	220,190	233,490

Foreign currency translation adjustments	(49,085)	(52,116)

Total comprehensive income	171,105	181,374

Net income per common share, basic and diluted	0.00	0.00

Weighted average common shares outstanding:
Basic	55,013,874	55,013,874
Diluted	55,013,874	55,013,874

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	loss
	#	$	$	$	$	$
Balance, August 31, 2017	55,013,874	55,014	9,712,213	(7,607,531)	(266,891)	1,892,805
Total comprehensive income	—	—	—	656,270	(86,751)	569,519
Stock based compensation – Note 5	—	—	54,452	—	—	54,452
Balance, August 31, 2018	55,013,874	55,014	9,766,665	(6,951,261)	(353,642)	2,516,776
Total comprehensive income	—	—	—	220,190	(49,085)	171,105
Stock based compensation – Note 5	—	—	12,053	—	—	12,053
Balance, November 30, 2018	55,013,874	55,014	9,778,718	(6,731,071)	(402,727)	2,699,934

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH
FLOWS

Three months ended November 30,	(Expressed in United States dollars)

	2018	2017
	$	$

OPERATING ACTIVITIES
Net income	220,190	233,490
Items not involving cash:
Depreciation and amortization	20,624	25,697
Stock-based compensation	12,053	13,390
Deferred leasehold inducement	(735)	3,133
Unrealized foreign exchange	(6,385)	379
Loss on disposal of property, plant and equipment	—	3,801
Changes in non-cash working capital:
Accounts receivable	56,985	112,078
Other receivables	(6,158)	9,191
Prepaid expenses and deposits	16,035	8,498
Accounts payable	40,614	114,107
Accrued liabilities	(80,884)	(21,366)
Deferred revenue	(8,073)	(8,220)
Short term receivable	—	32,200
Net cash provided by operating activities	264,266	526,378

INVESTING ACTIVITY
Purchase of property, equipment and intangibles	(7,215)	(74,063)
Net cash used in investing activity	(7,215)	(74,063)

Effect of foreign exchange rate changes on cash	(23,420)	(42,680)

Net increase in cash and cash equivalents during the period	233,631	409,635
Cash and cash equivalents, beginning of period	1,097,434	1,342,956
Cash and cash equivalents, end of period	1,331,065	1,752,591

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2018

1. ORGANIZATION

Destiny Media Technologies Inc. (the “Company” or “Destiny”) was incorporated in August 1998 under the laws of the State of Colorado and the corporate jurisdiction was changed to Nevada effective October 8, 2014. The Company develops technologies that allow for the distribution over the internet of digital media files in either a streaming or digital download format. The technologies are proprietary. The Company operates out of Vancouver, BC, Canada and serves customers predominantly located in the United States, Europe and Australia.

The Company’s stock is listed for trading under the symbol “DSNY” on the OTCQB U.S. in the United States, under the symbol “DSY” on the TSX Venture Exchange and under the symbol “DME” on the Berlin, Frankfurt, Xetra and Stuttgart exchanges in Germany.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2018 are not necessarily indicative of the results that may be expected for the year ended August 31, 2019.

The balance sheet at August 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 2018.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2018

3. SHORT TERM INVESTMENTS

The Company’s short-term investments consists of one-year Guaranteed Investment Certificates with a major Canadian financial institution that earn interest at variable interest rates ranging from 2.15 – 2.50% .

4. PROPERTY AND EQUIPMENT AND INTANGIBLES

		Accumulated	Net book
	Cost	amortization	value
	$	$	$
November 30, 2018
Property and equipment
Furniture and fixtures	131,678	102,479	29,199
Computer hardware	225,552	189,224	36,328
Computer software	209,778	200,962	8,816
Leasehold improvement	159,780	84,761	75,019
	726,788	577,426	149,362

Intangibles
Patents, trademarks and lists	408,637	373,117	35,520

		Accumulated	Net book
	Cost	amortization	value
August 31, 2018	$	$	$
Property and equipment
Furniture and fixtures	134,130	102,822	31,308
Computer hardware	226,679	189,724	36,955
Computer software	213,684	203,420	10,264
Leasehold improvements	162,754	81,008	81,746
	737,247	576,974	160,273

Intangibles
Patents, trademarks and lists	412,072	370,600	41,472

Depreciation and amortization for the three months ended November 30, 2018 was $20,624 (2017: $25,697)

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2018

5. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the three months ended November 30, 2018, no shares were issued.

[b] Stock option plans

The Company has two existing stock option plans (the “Plans”), namely the 2006 Stock Option Plan and the 2015 Stock Option Plan, under which up to 7,750,000 shares of the common stock, has been reserved for issuance. A total of 1,415,681 common shares remain eligible for issuance under the Plans. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of November 30, 2018, and changes during the period then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at August 31, 2018	1,631,250	0.39	3.49	—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(43,750)	0.40	—	—
Outstanding at November 30, 2018	1,587,500	0.39	3.33	—
Exercisable at November 30, 2018	1,147,916	0.39	3.20	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at November 30, 2018.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2018

5. STOCKHOLDERS’ EQUITY (cont’d.)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of November 30, 2018 and changes during the period then ended:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
		$
Non-vested options at August 31, 2018	614,584	0.07
Granted	—	—
Forfeited	—	—
Vested	(175,000)	0.07
Non-vested options at November 30, 2018	439,584	0.07

As of November 30, 2018, there was $30,605 of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.82 years.

During the three months ended November 30, 2018, the total stock-based compensation expense of $12,053 (2017: $13,390) is reported in the statement of comprehensive income as follows:

	2018	2017
	$	$
Stock-based compensation
General and administrative	7,151	8,023
Sales and marketing	2,451	1,540
Research and development	2,451	3,827
Total stock-based compensation	12,053	13,390

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2018

5. STOCKHOLDERS’ EQUITY (cont’d.)

[c] Employee Stock Purchase Plan

The Company’s 2011 Employee Stock Purchase Plan (the “Plan”) became effective on February 22, 2011. Under the Plan, employees of Destiny are able to contribute up to 5% of their annual salary into a pool which is matched equally by Destiny in order to purchase Company shares under certain terms. Independent directors are able to contribute a maximum of $12,500 each for a combined maximum annual purchase of $25,000. The maximum annual combined contributions will be $400,000. All purchases are made through the Toronto Stock Exchange by a third-party plan agent. The third-party plan agent is also responsible for the administration of the Plan on behalf of Destiny and the participants.

During the three months ended November 30, 2018, the Company recognized compensation expense of $10,683 (2017: $7,126) in salaries and wages on the consolidated statement of comprehensive income in respect of the Plan, representing the Company’s employee matching of cash contributions to the Plan. The shares were purchased on the open market at an average price of $0.19 (2017: $0.21) . The shares are held in trust by the Company for a period of one year from the date of purchase.

6. COMMITMENTS

The Company entered into a new lease agreement commencing July 1, 2017 and expiring June 30, 2022 for the same premise consisting of approximately 6,550 square feet. The Company has fiscal year payments committed as follows:

$

2019	186,397
2020	255,165
2021	260,557
2022	222,315

During the year ended August 31, 2018, the Company became entitled to a leasehold improvement allowance from its landlord in the amount of $45,341, in connection with certain office leasehold improvements completed. This amount was recorded as a deferred leasehold inducement and is being amortized against rent expense over the remaining term of the lease.

During the three months ended November 30, 2018 the Company incurred rent expense of $61,583 (2017 - $65,774) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of comprehensive income. The rent expense during the three months ended November 30, 2018 has included the amortization of deferred lease inducements on a straight-line basis over the term of the lease.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2018

7. CONTINGENCIES

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

On September 5, 2017, the Company’s former President and Chief Executive Officer filed a Notice of Civil Claim in the Supreme Court of British Columbia against the Company, its subsidiaries, independent directors and current Chief Executive Officer, claiming damages for conspiracy, breach of contract, wrongful dismissal, defamation and aggravated and punitive damages. The Company believes the claims are without merit and is defending itself against the claims. The quantum of loss, if any, is not determinable at this time and management believes it is unlikely that the outcome of this matter will have an adverse impact on its results of operations, cash flows and financial condition.

8. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

ASU No. 2014-09 Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of ASU 2014-09 is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard on September 1, 2018 using the modified retrospective method applied to open contracts at the date of transition. Under this approach, the Company is not required to restate the prior financial statements presented. The provisions under this ASU were applied to all contracts at the date of initial adoption.

In order to comply with the guidance, beginning on September 1, 2018, the Company amended its revenue recognition policy and performed estimates as outlined below. The adoption of ASU 2014-09 did not result in any adjustment to the Company’s consolidated balance sheet on the date of adoption. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018 for a description of the Company’s revenue recognition policy prior to September 1, 2018.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2018

8. NEW ACCOUNTING PRONOUNCEMENTS – Continued

Recently Adopted Accounting Standards – Continued

ASU No. 2014-09 Revenue from Contracts with Customers – Continued

Revenue Recognition Policy

The Company’s revenue is derived from software as a service (SaaS) arrangements. The Company accounts for revenue in accordance with ASC 606, which the Company adopted on September 1, 2018 using the modified retrospective method.

The core principle of ASC 606 is to recognize revenue upon the transfer of products or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. ASC 606 prescribes a five-step model for recognizing revenue from contracts with customers: (1) identify the contract(s) with customers; (2) identify the separate performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the separate performance obligations in the contract; and (5) recognize revenue when (or as) the performance obligations are satisfied.

The Company applies the five-step model to recognize revenue as follows:

Identification of the contract, or contracts, with the customer

The Company considers the terms and conditions of written contracts and its customary business practices in identifying its contracts under ASC 606. The Company determines that it has a contract with a customer when the contract is approved, the Company can identify each party’s rights regarding the services to be transferred, the Company can identify the payment terms for the services, the Company has determined that the customer has the ability and intent to pay, and the contract has commercial substance. In general, contract terms will be reflected in a written document that is signed by both parties.

Identification of the performance obligation in the contract

Performance obligations are promises in a contract to transfer distinct products or services to a customer, and is the unit of account under ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when the performance obligation is satisfied. A product or service is a distinct performance obligation if the customer can both benefit from the product or service either on its own or together with other resources that are readily available to the customer, and it is separately identifiable from other items within the context of the contract. Performance obligations are satisfied by transferring control of the product or service to the customer. Control of the product or service is transferred either at a point in time or over time depending on the performance obligation.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2018

8. NEW ACCOUNTING PRONOUNCEMENTS – Continued

Recently Adopted Accounting Standards – Continued

ASU No. 2014-09 Revenue from Contracts with Customers – Continued

To the extent a contract includes multiple promised services or products, the Company applies judgment to determine whether promised services or products are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

The Company generates revenue primarily from usage fees for the Company’s digital media distribution service. Usage fees are generally recognized as they are billed based on volume and size of distribution services provided in a given month. The Company’s other performance obligations include maintenance services, email and phone support, and unspecified software updates released when, and if, available. Under the guidance of ASC 606, the Company has concluded that maintenance services and unspecified software upgrades are not distinct in the context of the Company’s contracts because the Company’s service is considered a multi-tenant software environment, and these activities represent a single combined performance obligation in connection with the Company’s digital media distribution service, recognized at a point in time when the service is delivered to the customer. Support activities are considered a separate performance obligation which is satisfied over time; however, such activities are performed substantially concurrently with the satisfaction of digital media distribution services and as such, deferred revenue associated with such activities is immaterial at any given point in time.

Support activities are considered a separate performance obligation which is satisfied over time; however, such activities are performed substantially concurrently with the satisfaction of digital media distribution services.

From time to time, certain of the Company’s contracts contain additional separate performance obligations, including specific enhancements and upgrades.

Determination of the transaction price

The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for providing services to the customer.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2018

8. NEW ACCOUNTING PRONOUNCEMENTS – Continued

Recently Adopted Accounting Standards – Continued

ASU No. 2014-09 Revenue from Contracts with Customers – Continued

Digital media distribution services may be subject to either fixed or variable pricing. Variable consideration is allocated entirely to distinct service periods when it can be tied to a single performance obligation. Variable consideration is estimated and included in the transaction price if, in the Company’s judgment, it is probable that there will not be a significant future reversal of cumulative revenue under the contract. When variable consideration is contingent and cannot be tied to a single performance obligation performed in a particular billing period, the Company estimates contingent variable consideration using the most likely method and recognizes consideration to the extent that the estimate for variable consideration is not constrained pursuant to the guidance provided in ASU 606.

A significant financing component generally does not exist under the Company’s standard contracting and billing practices.

Allocation of the transaction price to the performance obligations in the contract

If the contract contains a single combined performance obligation, the entire transaction price is allocated to the single combined performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price (“SSP”) in relation to the total fair value of all performance obligations in the arrangement. The majority of the Company’s contracts contain two separate performance obligations that are performed concurrently. The Company allocates consideration to each performance obligation under the guidance of ASC 606 on a relative standalone selling price (SSP) basis. Where SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs.

Consideration associated with support activities is estimated using a cost-plus reasonable margin approach, as there is no observable SSP.

Consideration associated with specified enhancements and upgrades is estimated using a cost-plus reasonable margin approach, as there is no observable SSP.

Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company recognizes revenue when the services are delivered to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company is principally responsible for the satisfaction of its distinct performance obligations, which are satisfied either at a point in time or over a period of time.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2018

8. NEW ACCOUNTING PRONOUNCEMENTS – Continued

Recently Adopted Accounting Standards – Continued

ASU No. 2014-09 Revenue from Contracts with Customers – Continued

Performance obligations satisfied at a point in time

Media distribution services

Media distribution services comprise the majority of distinct performance obligations that are satisfied at a point in time, and revenue is recognized at the point in which the distribution service has been completed. Consideration for these services is typically billed in the same period that the service has been delivered to the customer.

Performance obligations satisfied over a period of time

Customer support activities comprise the majority of distinct performance obligations that are satisfied over a period of time.

Revenue from support activities is recognized over an estimated support period since this activity is considered a ‘stand-ready obligation’. This support period is substantially concurrent with the performance of media distribution services, as these services are performed substantially in conjunction with the related distribution. Any support activities provided outside of this billing period are not considered material.

Revenue from specified enhancements and upgrades is recognized over an estimated performance period.

Contract Costs

Contract costs consists of two components, customer acquisition costs and costs to fulfill a contract. Customer acquisition costs are capitalized only if the costs are incrementally incurred to obtain a customer contract and may consist of sales commissions paid to sales personnel or third-party resellers. Generally, the Company does not incur any contract costs outside of the period that the related revenue is recognized.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2018

8. NEW ACCOUNTING PRONOUNCEMENTS – Continued

Recently Adopted Accounting Standards – Continued

ASU No. 2014-09 Revenue from Contracts with Customers – Continued

Contract Modifications

Contract modifications may create new, or change existing, enforceable rights and obligations of the parties to the contract. We generally modify an existing contract using an addendum or signed change order. A contract modification is accounted for as a new contract if it reflects an increase in scope that is regarded as distinct from the original contract and is priced in-line with the standalone selling price for the related product or services obligated. If a contract modification is not considered a new contract, the modification is combined with the original contract and the impact on the revenue recognition profile depends on whether the remaining products and services are distinct from the original contract. If the remaining goods or services are distinct from those in the original contract, all remaining performance obligations will be accounted for on a prospective basis with unrecognized consideration allocated to the remaining performance obligations. If the remaining goods or services are not distinct, the modification will be treated as if it were a part of the existing contract, and the effect that the contract modification has on the transaction price, and on our measure of progress toward satisfaction of the performance obligations, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) at the date of the contract modification on a cumulative catch-up basis.

ASU 2016-15 Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces the existing diversity in practice in financial reporting across all industries by clarifying certain existing principles in ASC 230, Statement of Cash Flows, ("ASC 230") including providing additional guidance on how and what an entity should consider in determining the classification of certain cash flows. In addition, in November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash ("ASU 2016-18"). ASU 2016-18 clarifies certain existing principles in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. This amendment was effective for the Company beginning on September 1, 2018. The adoption of ASU 2016-15 and ASU 2016-18 did not have any material effect on the Company’s consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

8. NEW ACCOUNTING PRONOUNCEMENTS – Continued

Accounting Standards Not Yet Effective

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

November 30, 2018

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

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2018

8. NEW ACCOUNTING PRONOUNCEMENTS – Continued

Accounting Standards Not Yet Effective – Continued

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The effective date for the standard is for interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted, but no earlier than the Company’s adoption date of Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The Company will not early adopt this standard and is currently evaluating the effect ASU 2018-07 will have on the consolidated financial statements.

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

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2018

9. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	2018	2017
	$	$

Play MPE®
United States	455,225	438,139
Europe	429,996	436,143
Australia	84,207	73,333
Total Play MPE® Revenue	969,428	947,615

Clipstream ®
United States	14,591	26,183
Total Clipstream ® Revenue	14,591	26,183

Total Revenue	984,019	973,798

Revenue in the above table is based on location of the customer’s billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the three months ended November 30, 2018, the Company generated 37% of total revenue from one customer [2017 - 39%].

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at November 30, 2018, two customers represented $206,827 (61%) of the trade receivables balance [August 31, 2018 – one customer represented $102,313 (25%)].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

10. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period's presentation. These reclassifications did not affect prior periods' net earnings.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying financial statements and notes thereto included within this Quarterly Report on Form 10-Q. In addition to historical information, the information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Companys capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors described in this Quarterly Report, including the risk factors under “Item 1A. Risk Factors.” of part II, and, from time to time, in other reports the Company files with the Securities and Exchange Commission. These factors may cause the Companys actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Such information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

OUR PRODUCTS AND SERVICES

Destiny develops and markets software as a service (SaaS) solutions that solve critical problems in digital distribution and promotion for businesses in the music industry. The core of our business is the Play MPE® promotional music marketing and digital distribution service. Play MPE® is a service for promoting and securely distributing broadcast quality audio, video, images, promotional information and other digital content through the internet. The system is currently used by the recording industry for transferring pre-release broadcast quality music, radio shows, and music videos to trusted recipients such as radio stations, media reviewers, VIPs, DJs, film and TV personnel, sports stadiums and retailers. The system replaces the physical distribution (mail, courier or hand delivery) of CDs.

Our customers range from small independent artists, small to large independent record labels (“Indies”), to promoters, to the worlds largest record labels (the “Major Record Labels”) (Universal Music Group, Warner Music Group and Sony Music Entertainment). Our Major Record Label clients have offices around the world and typically represent the worlds largest recording artists. All three Major Record Labels, and thousands of Indies use Play MPE® for promotional distribution.

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

When the release is sent, the “send” appears in the “available tracks” section of a recipients account. Recipients can access these tracks through proprietary iPhone, Android, Mac and Windows based players, or through partner sites. Our servers also generate a marketing website (http://daily.plaympe.com) which promotes new music. The system automatically generates charts of the most popular music on the system. These charts can be syndicated to third parties.

All exported songs are marked in real time with Destinys watermark technology, which has received three US patents and a number of analogous patents globally. Songs that appear on the internet are scanned by the International Federation of the Phonographic Industrys (“IFPI”) for our watermark. Headquartered in London, UK, the IFPI is the organization that represents the interests of the recording industry worldwide and one of its missions is to safeguard the rights of record producers. IFPI web crawlers visit torrents, peer to peer networks and websites searching for unauthorized content. When problem files are identified, the IFPI software looks for Destinys watermark in the content to identify the originating source.

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

Clipstream®

The Company also has a legacy business, Clipstream®, in the online video industry for which it is pursuing strategic alternatives. The Clipstream® Online Video Platform (OVP) is a self-service system, for encoding, hosting and reporting on video playback which can be embedded in third party websites or emails. Playback is currently through the Companys proprietary JavaScript codec engine, which is only available on the internet through the Company. The unique software-based approach to rendering video, is protected by over two dozen patents claiming initial priority to 2011. This product is marketed in a limited way and has incidental revenues.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2018 AND NOVEMBER 30, 2017

Revenue

Total revenue for the three months ended November 30, 2018 increased by 1.0% over the comparable quarter in 2017, to $984,019 (2017 - $973,798). Play MPE® revenue accounted for 99% of the Company’s revenue (2017 - 97%) and increased by 2.3% over the comparable period in 2017. Removing the effect of foreign exchange fluctuations, our Play MPE® revenue growth was 4.1% over the comparable quarter in 2017. An increase in revenue from a Major Record Label customer in the United States and Europe, along with an increase in revenue from Independent customers in Australia were largely offset by negative foreign exchange fluctuations in the Euro and Australian Dollar.

During the three months ended November 30, 2018, 44% of our Play MPE® revenues were denominated in Euros and 8% were denominated in Australian Dollars (2017: 46% and 7%, respectively).

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

Overall operating costs during the three months ended November 30, 2018 increased by 4.3% to $770,263 (2017 – $738,831). This increase is primarily the result of an increased staffing costs.

Salaries and wages increased by 9.6% over the comparative fiscal quarter as a result of additions to our marketing and business development staff, salary adjustments, non-recurring recruitment charges and added skills in UX design and QA review.

General and administrative	30-Nov	30-Nov
	2018	2017
	(3 months)	(3 months)	Change)	Change
	$	$	$	%
Bad debt	2,651	-	2,651	0.0%
Office and miscellaneous	29,169	24,948	4,221	16.9%
Professional fees	54,009	44,908	9,101	20.3%
Rent	8,543	8,449	94	1.1%
Telecommunications	817	1,076	(259)	-24.1%
Travel	1,041	4,467	(3,426)	-76.7%
Wages and benefits	86,040	94,735	(8,695)	-9.2%
	182,270	178,583	3,687	2.1%

Our general and administrative expenses consist of salaries and related personnel costs including overhead, office rent, and general office supplies. General and administrative costs also include professional fees and general travel expenditures. The decrease in wages and benefits is a result of general and administrative staffing reductions. The increase in office and miscellaneous costs is primarily due to transitionary costs in respect of administrative software services. The increase in professional fees has been incurred in connection with employment litigation matters.

Sales and marketing	30-Nov	30-Nov
	2018	2017
	(3 months)	(3 months)	Change	Change
	$	$	$	%
Advertising and marketing	26,588	32,367	(5,779)	-17.9%
Rent	23,744	25,502	(1,758)	-6.9%
Telecommunications	34,214	37,635	(3,421)	-9.1%
Wages and benefits	184,811	134,609	50,202	37.3%
	269,357	230,113	39,244	17.1%

Sales and marketing expenses consist of salaries and related personnel costs including overhead, office rent, and telecommunications costs. Sales and marketing also includes advertising and marketing expenses, which consist of promotional materials, online or print advertising, business development tools, and marketing or business development related travel costs including attendance at conference or trade shows, and label visits. The increase in staffing costs relates to the addition of marketing and business development staff, as well as an increase in wages to existing staff. The decrease in advertising and marketing expenses is related to savings realized in connection with seasonal promotional costs.

Research and development	30-Nov	30-Nov
	2018	2017
	(3 months)	(3 months)	Change	Change
	$	$	$	%
Rent	29,296	32,509	(3,213)	-9.9%
Research and development	17,498	18,398	(900)	-4.9%
Telecommunications	21,099	25,603	(4,504)	-17.6%
Wages and benefits	230,119	227,928	2,191	1.0%
	298,012	304,438	(6,426)	-2.1%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. An increase in development staff and related recruitment charges in the current quarter of fiscal 2019 was largely offset by a reduction to Clipstream related staffing costs over the comparable quarter in fiscal 2018.

Depreciation and Amortization

Depreciation and amortization expense arises from property and equipment, and from patents and trademarks. Amortization decreased to $20,624 for the three months ended November 30, 2018 from $25,697 for the three months ended November 30, 2017, a decrease of $5,073 or 19.7% from an overall reduction in spending on patent and trademark costs.

Other earnings and expenses

Interest income increased to $6,434 for the three months ended November 30, 2018 from $2,325 for the three months ended November 30, 2017, an increase of $4,109. The interest income is derived from the investment of excess cash in one-year Guaranteed Investment Certificates.

Net income

During the three months ended November 30, 2018 we had net income of $220,190 (2017 $233,490). The decrease in net income is attributable to unfavorable foreign exchange fluctuations affecting our revenues, as well as an increase in operating expenditures, as discussed in detail above.

For the three months period ended November 30, 2018, adjusted EBITDA decreased to $245,698 (2017 $273,385). Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income from operations to Adjusted EBITDA over the eight most recently completed fiscal quarters:

	2019 Q1	2018 Q4	2018 Q3	2018 Q2	2018 Q1	2017 Q4	2017 Q3	2017 Q2
	$	$	$	$	$	$	$	$
Net Income (Loss)	220,190	171,775	183,629	67,376	233,490	86,635	166,223	(68,205)
Amortization, stock- based compensation and deferred leasehold	31,942	38,108	42,103	43,496	42,220	40,664	40,998	45,404
inducements
Interest income	(6,434)	(4,940)	(1,628)	(1,704)	(2,325)	(2,243)	(3,437)	(3,871)
Adjusted EBITDA	245,698	204,943	224,104	109,168	273,385	125,056	203,784	(26,672)

LIQUIDITY AND FINANCIAL CONDITION

Our cash and cash equivalents and short-term investments balance increased by $218,859 during the three months ended November 30, 2018 to $2,468,245 (August 31, 2018 $2,249,386). At November 30, 2018, we held $1,331,065 (August 31, 2018 - $1,097,434) in cash and cash equivalents and $1,137,180 (2018 - $1,151,952) in short term investments consisting of one-year Guaranteed Investment Certificates held through a major Canadian financial institution.

At November 30, 2018, we had working capital of $2,481,344, compared to $2,280,695 as at August 31, 2018. The increase in our working capital was primarily due to net income during the period.

CASH FLOWS

Net cash provided by operating activities for the three months ended November 30, 2018 was $264,266, compared to $526,378 for the three months ended November 30, 2017. The decrease in net cash flows provided in the operating activities was most notably due to changes in non-cash working capital items, most notably a larger decrease in accrued liabilities during the current quarter combined with a larger decrease in accounts receivable balance in the comparable quarter of 2017.

Net cash used in investing activities for the three months ended November 30, 2018 was $7,215, compared to $74,063 for the three months ended November 30, 2017. The decrease in net cash used in investing activities is largely attributable to expenditures on leasehold improvements during the comparative period in 2017, related to office renovations associated with a renewal in our office premises.

There were no cash flows from financing activities during the three months ended November 30, 2018 and 2017.

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

There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended August 31, 2018 as filed with the SEC on November 27, 2018 except for those described in Note 8, “Recently Accounting Pronouncements” in the notes to our Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

RECENT ACCOUNTING PRONOUNCEMENTS

Please refer to Note 8 “Recent Accounting Pronouncements” in notes to our Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the three months ended November 30, 2018, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company recognized a negative impact on reported revenues and a positive impact on reported operating expenditures, for an overall positive impact on reported net income.

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

This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2018, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in managements evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended November 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

On September 5, 2017, the Companys former President and Chief Executive Officer, Mr. Steve Vestergaard, filed a Notice of Civil Claim in the Supreme Court of British Columbia against the Company, its subsidiaries, independent directors and current Chief Executive Officer, claiming damages for conspiracy, breach of contract, wrongful dismissal, defamation and aggravated and punitive damages. The Company believes the claims are without merit and will defend itself against the claims.

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1 Risk Factors” in our Form 10-K for the fiscal year ended August 31, 2018 filed with the SEC on November 27, 2018. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/Frederick Vandenberg
Frederick Vandenberg
Chief Executive Officer, President
(Principal Executive Officer)
	Date:	January 14, 2019

By:	/s/Sandra Boenisch
Sandra Boenisch, CPA, CGA
Chief Financial Officer, Treasurer
(Principal Financing and Accounting Officer)
	Date:	January 14, 2019