Form 10-Q
period 2019-02-28
DESTINY MEDIA TECHNOLOGIES INC
filed 2019-04-15
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of April 15, 2019 was 55,013,874.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Interim Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
February 28, 2019
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Expressed in United States Dollars)
Unaudited

As at,

	February 28,	August 31,
	2019	2018
	$	$

ASSETS
Current
Cash and cash equivalents	1,458,931	1,097,434
Short-term investments [note 3]	1,154,643	1,151,952
Accounts receivable, net of allowance for doubtful accounts of $9,566 [August 31, 2018 – $6,031] [note 9]	369,001	403,801
Other receivables	12,161	15,902
Prepaid expenses	57,250	57,252
Total current assets	3,051,986	2,726,341
Deposits	34,040	34,336
Property and equipment, net [note 4]	192,874	160,273
Intangible assets, net [note 4]	31,131	41,472
Total assets	3,310,031	2,962,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	189,983	141,273
Accrued liabilities	238,142	226,876
Deferred leasehold inducement	49,941	51,848
Deferred revenue	10,026	23,286
Obligation under capital lease	—	2,363
Total liabilities	488,092	445,646

Commitments and contingencies [notes 6 and 7]
Stockholders’ equity
Common stock, par value $0.001 [note 5] Authorized: 100,000,000 shares Issued and outstanding: 55,013,874 shares [August 31, 2018 – issued and outstanding 55,013,874 shares]	55,014	55,014
Additional paid-in capital [note 5]	9,790,772	9,766,665
Accumulated deficit	(6,650,352)	(6,951,261)
Accumulated other comprehensive loss	(373, 495)	(353,642)
Total stockholders’ equity	2,821,939	2,516,776
Total liabilities and stockholders’ equity	3,310,031	2,962,422

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF
COMPREHENSIVE INCOME
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018
	$	$	$	$

Revenue [note 9]	879,364	815,055	1,863,383	1,788,853

Operating expenses
General and administrative	215,666	233,279	397,936	411,860
Sales and marketing	280,026	211,982	549,383	442,096
Research and development	289,764	278,639	587,776	583,078
Depreciation and Amortization	19,711	25,490	40,335	51,187
	805,167	749,390	1,575,430	1,488,221
Income from operations	74,197	65,665	287,953	300,632
Other income
Interest income	6,522	1,704	12,921	4,029
Other income (expense)	—	7	35	(3,795)
Net income	80,719	67,376	300,909	300,866

Other comprehensive income (loss)
Foreign currency translation adjustments	29,232	11,107	(19,853)	(41,009)

Total comprehensive income	109,951	78,483	281,056	259,857

Net income per common share, basic and diluted	0.00	0.00	0.01	0.00

Weighted average common shares outstanding:
Basic and diluted	55,013,874	55,013,874	55,013,874	55,013,874

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

Three months ended February 28, 2019 and 2018

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	loss
	#	$	$	$	$	$
Balance, November 30, 2018	55,013,874	55,014	9,778,718	(6,731,071)	(402,727)	2,699,934
Total comprehensive income	—	—	—	80,719	29,232	109,951
Stock based compensation – Note 5	—	—	12,054	—	—	12,054
Balance, February 28, 2019	55,013,874	55,014	9,790,772	(6,650,352)	(373,495)	2,821,939

Balance, November 30, 2017	55,013,874	55,014	9,725,603	(7,374,041)	(319,007)	2,087,569
Total comprehensive income	—	—	—	67,376	11,107	78,483
Stock based compensation – Note 5	—	—	14,879	—	—	14,879
Balance, February 28, 2018	55,013,874	55,014	9,740,482	(7,306,665)	(307,900)	2,180,931

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

Six months ended February 28, 2019 and 2018

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	loss
	#	$	$	$	$	$
Balance, August 31, 2018	55,013,874	55,014	9,766,665	(6,951,261)	(353,642)	2,516,776
Total comprehensive income	—	—	—	300,909	(19,853)	281,056
Stock based compensation – Note 5	—	—	24,107	—	—	24,107
Balance, February 28, 2019	55,013,874	55,014	9,790,772	(6,650,352)	(373,495)	2,821,939

Balance, August 31, 2017	55,013,874	55,014	9,712,213	(7,607,531)	(266,891)	1,892,805
Total comprehensive income	—	—	—	300,866	(41,009)	259,857
Stock based compensation – Note 5	—	—	28,269	—	—	28,269
Balance, February 28, 2018	55,013,874	55,014	9,740,482	(7,306,665)	(307,900)	2,180,931

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF
CASH FLOWS

Six months ended February 28,	(Expressed in United States dollars)

	2019	2018
	$	$

OPERATING ACTIVITIES
Net income	300,909	300,866
Items not involving cash:
Depreciation and amortization	40,335	51,187
Stock-based compensation	24,107	28,269
Deferred leasehold inducement	(1,458)	51,002
Unrealized foreign exchange	(12,593)	(423)
Loss on disposal of property and equipment	—	3,795
Changes in non-cash working capital:
Accounts receivable	30,016	(2,520)
Other receivables	4,851	(66,119)
Prepaid expenses and deposits	(225)	839
Accounts payable	78,859	13,631
Accrued liabilities	(18,106)	(13,949)
Deferred revenue	(13,035)	(16,164)
Short term receivable	—	65,070
Net cash provided by operating activities	433,660	415,484

INVESTING ACTIVITY
Purchase of property, equipment and intangibles	(64,284)	(105,620)
Net cash used in investing activity	(64,284)	(105,620)

Effect of foreign exchange rate changes on cash	(7,879)	(29,689)

Net increase in cash and cash equivalents during the period	361,497	280,175
Cash and cash equivalents, beginning of period	1,097,434	1,342,956
Cash and cash equivalents, end of period	1,458,931	1,623,131

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

February 28, 2019

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2019 are not necessarily indicative of the results that may be expected for the year ended August 31, 2019.

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

February 28, 2019

3. SHORT TERM INVESTMENTS

The Company’s short-term investments consists of one-year Guaranteed Investment Certificates with a major Canadian financial institution that earn interest at variable interest rates ranging from 2.15 – 2.50% .

4. PROPERTY AND EQUIPMENT AND INTANGIBLES

		Accumulated	Net book
	Cost	amortization	value
	$	$	$
February 28, 2019
Property and equipment
Furniture and fixtures	133,525	105,067	28,458
Computer hardware	227,763	194,053	33,710
Computer software	264,446	204,211	60,235
Leasehold improvements	161,352	90,881	70,471
	787,086	594,212	192,874

Intangibles
Patents, trademarks and lists	416,738	385,607	31,131

		Accumulated	Net book
	Cost	amortization	value
August 31, 2018	$	$	$
Property and equipment
Furniture and fixtures	134,130	102,822	31,308
Computer hardware	226,679	189,724	36,955
Computer software	213,684	203,420	10,264
Leasehold improvements	162,754	81,008	81,746
	737,247	576,974	160,273

Intangibles
Patents, trademarks and lists	412,072	370,600	41,472

Depreciation and amortization for the three and six months ended February 28, 2019 was $19,711 and $40,335, respectively (2018: $25,490 and $51,187, respectively)

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

February 28, 2019

5. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the six months ended February 28, 2019, no shares were issued.

[b] Stock option plans

The Company has two existing stock option plans (the “Plans”), namely the 2006 Stock Option Plan and the 2015 Stock Option Plan, under which up to 7,750,000 shares of the common stock, has been reserved for issuance. A total of 1,459,431 common shares remain eligible for issuance under the Plans. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of February 28, 2019, and changes during the period then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at August 31, 2018	1,631,250	0.39	3.49	—
Granted	—	—	—	—
Forfeited	—	—	—	—
Expired	(87,500)	0.40	—	—
Outstanding at February 28, 2019	1,543,750	0.39	3.18	—
Exercisable at February 28, 2019	1,279,167	0.39	3.12	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at February 28, 2019.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

February 28, 2019

5. STOCKHOLDERS’ EQUITY (cont’d.)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of February 28, 2019 and changes during the period then ended:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
		$
Non-vested options at August 31, 2018	614,584	0.07
Granted	—	—
Forfeited	—	—
Vested	(350,001)	0.07
Non-vested options at February 28, 2019	264,583	0.07

As of February 28, 2019, there was $18,551 of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.57 years.

During the three and six months ended February 28, 2019, the total stock-based compensation expense of $12,054 and $24,107, respectively (2018: $14,879 and $28,269 respectively) is reported in the statement of comprehensive income as follows:

	Three Months Ended		Six Months Ended
	February 28	February 28	February 28	February 28
	2019	2018	2019	2018
	$	$	$	$
Stock-based compensation:
General and administrative	7,150	9,512	14,303	17,534
Sales and marketing	2,452	1,787	4,902	3,575
Research and development	2,452	3,580	4,902	7,160
Total stock-based compensation	12,054	14,879	24,107	28,269

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

February 28, 2019

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

During the three and six months ended February 28, 2019, the Company recognized compensation expense of $22,650 and $33,333, respectively (2018: $19,355 and $26,481, respectively) in salaries and wages on the consolidated statement of comprehensive income in respect of the Plan, representing the Company’s employee matching of cash contributions to the Plan. The shares were purchased on the open market at an average price of $0.22 (2018: $0.24) . The shares are held in trust by the Company for a period of one year from the date of purchase.

6. COMMITMENTS

The Company entered into a new lease agreement commencing July 1, 2017 and expiring June 30, 2022 for the same premise consisting of approximately 6,550 square feet. The Company has fiscal year payments committed as follows:

$

2019	125,906
2020	257,676
2021	263,121
2022	224,502

During the year ended August 31, 2018, the Company became entitled to a leasehold improvement allowance from its landlord in the amount of $45,341, in connection with certain office leasehold improvements completed. This amount was recorded as a deferred leasehold inducement and is being amortized against rent expense over the remaining term of the lease.

During the three and six months ended February 28, 2019 the Company incurred rent expense of $61,550 and $123,133, respectively (2018 - $74,154 and $139,928, respectively) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of comprehensive income. The rent expense during the three and six months ended February 28, 2019 has included the amortization of deferred lease inducements on a straight-line basis over the term of the lease.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

February 28, 2019

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

February 28, 2019

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

February 28, 2019

8. NEW ACCOUNTING PRONOUNCEMENTS – Continued

Recently Adopted Accounting Standards – Continued

ASU No. 2014-09 Revenue from Contracts with Customers – Continued

To the extent a contract includes multiple promised services or products, the Company applies judgment to determine whether promised services or products are capable of being distinct and distinct in the context of the contract. If these criteria are not met, the promised services are accounted for as a combined performance obligation.

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

February 28, 2019

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

February 28, 2019

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

February 28, 2019

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

February 28, 2019

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

February 28, 2019

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

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

February 28, 2019

9. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended		Six Months Ended
	February 28	February 28	February 28	February 28
	2019	2018	2019	2018
	$	$	$	$
Play MPE®

North America	345,556	306,222	800,780	744,361
Europe	439,269	421,689	869,265	857,832
Australasia	73,963	68,329	158,170	141,662
Total Play MPE®	858,787	796,240	1,828,215	1,743,855

Clipstream ®

North America	20,577	18,815	35,168	44,998
Total revenue	879,364	815,055	1,863,383	1,788,853

Revenue in the above table is based on location of the customer’s billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the six months ended February 28, 2019, the Company generated 41 % of total revenue from one customer [2018 - 43%].

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at February 28, 2019, two customers represented $191,289 (52%) of the trade receivables balance [August 31, 2018 – one customer represented $102,313 (25%)].

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

In July 2018, we launched version 8 of our release publishing tools for Play MPE®. These new browser-based tools are accessible on any computer without installation and completely replaced the Windows based desktop tools previously used by our customers. This new solution provides for increased usage of Play MPE® through an easier to use, faster, more intuitive and streamlined experience, access to both Mac and PC users, new release creation workflows, and more configuration options. It also allows for easy translation into multiple languages to accelerate international expansion. The new encoder has been fully adopted by our sales department and is being integrated by our customers into their own internal workflows.

We continue to invest in additional development of Play MPE® Version 8 and related tools and applications, including a new entirely browser based Play MPE® recipient player, which should lead to higher usage by our customers and recipients. Subsequent to February 28, 2019, we announced a new integration of Play MPE® with Nielsen’s BDSradio, which provides Nielsen Music users with an instant gateway into Play MPE®’s extensive release catalog and high-quality content directly from the BDSradio platform.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2019 AND FEBRUARY 28, 2018

Revenue

Total revenue for the three months ended February 28, 2019 increased by 7.9% over the comparable quarter in fiscal 2018, to $879,364 (2018 - $815,055) and increased by 4.2% during the six months ended February 28, 2019 compared to the same period in fiscal 2018, to $1,863,383 (2018 - $1,788,853).

Play MPE® revenue accounted for 98% of the Company’s revenue (2018 - 97%) and increased by 7.9% over the comparable quarter in fiscal 2018, and by 4.8% over the comparable six-month period in fiscal 2018. Removing the effect of foreign exchange fluctuations, our Play MPE® revenue growth was 11.8% for the three months ended February 28, 2019 compared to the same quarter in fiscal 2018, and 7.6% for the six months ended February 28, 2019 compared to the same period in fiscal 2018.

The increase in revenue was derived from all territories in which the Company operates, including the United States, Europe, and Australia, and was largely driven by an increase in non-fixed fee income of 16.3% for the three-month period and 11.0% for the six-month period. In addition, a 14.0% increase in fixed fee income from our largest customer commenced during the current quarter, in January 2019.

Operating Expenses

Overview

As our technologies and products are developed and maintained in-house, the majority of our expenditures are on salaries and wages and associated expenses such as office space, supplies and benefits. Our operations are primarily conducted in Canada and therefore, our costs are primarily incurred in Canadian dollars while our revenues are primarily denominated in Euros and US dollars. Thus, operating expenses and the results of operations are impacted, to the extent they are not hedged, by the rise and fall of the relative values of the Canadian dollar to these currencies. The Company maintains a large portion of its financial reserves in Canadian dollars to mitigate the downside risk of adverse exchange rates on its operation expenditures.

Operating costs during the six months ended February 28, 2019 increased by 5.9% to $1,575,430 (2018 – $1,488,221). This increase is primarily the result of an increase in staffing costs. Salaries and wages increased by 10.4% over the comparative half year period, as a result of additions to our marketing and business development staff, salary adjustments, non-recurring recruitment charges and added skills in UX design and QA review.

General and administrative	28-Feb	28-Feb
	2019	2018
	(6 months)	(6 months)	Change	Change
	$	$	$	%
Bad debt	3,576	2,084	1,492	71.6%
Office and miscellaneous	100,197	58,263	41,934	72.0%
Professional fees	80,368	85,835	(5,467)	-6.4%
Rent	16,816	18,681	(1,865)	-10.0%
Telecommunications	1,628	1,924	(296)	-15.4%
Travel	3,533	9,772	(6,239)	-63.8%
Wages and benefits	191,818	235,302	(43,484)	-18.5%
	397,936	411,861	(13,925)	-3.4%

Our general and administrative expenses consist of salaries and related personnel costs including overhead, office rent, and general office supplies. General and administrative costs also include professional fees and general travel expenditures. The decrease in wages and benefits is largely a result of general and administrative staffing reductions. The increase in office and miscellaneous costs is primarily due to transitionary costs in respect of administrative software services.

Sales and marketing	28-Feb	28-Feb
	2019	2018
	(6 months)	(6 months)	Change	Change
	$	$	$	%
Advertising and marketing	47,227	48,337	(1,110)	-2.3%
Rent	50,405	53,654	(3,249)	-6.1%
Telecommunications	68,121	72,266	(4,145)	-5.7%
Wages and benefits	383,630	267,839	115,791	43.2%
	549,383	442,096	107,287	24.3%

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

Research and development	28-Feb	28-Feb
	2019	2018
	(6 months)	(6 months)	Change	Change
	$	$	$	%
Rent	55,913	68,599	(12,686)	-18.5%
Research and development	35,947	39,199	(3,252)	-8.3%
Telecommunications	42,486	46,855	(4,369)	-9.3%
Wages and benefits	453,430	428,425	25,005	5.8%
	587,776	583,078	4,698	0.8%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. An increase in development staff and related recruitment charges in the current quarter of fiscal 2019 was largely offset by a reduction to Clipstream related staffing costs over the comparable period in fiscal 2018.

Depreciation and Amortization

Depreciation and amortization expense arises from property and equipment, and from patents and trademarks. Amortization decreased to $40,335 for the six months ended February 28, 2019 from $51,187 for the six months ended February 28, 2018, a decrease of 21.2% from an overall reduction in spending on patent and trademark costs.

Other earnings and expenses

Interest income increased to $12,921 for the six months ended February 28, 2019 from $4,029 for the six months ended February 28, 2018, an increase of $8,892. The interest income is derived from the investment of excess cash in one-year Guaranteed Investment Certificates.

Net income

During the six months ended February 28, 2019 we had net income of $300,909 (2018 – $300,866). Overall, an increase in revenue was offset by increased spending on staffing costs, as discussed in detail above.

For the three months period ended February 28, 2019, adjusted EBITDA was $105,239 (2018 –$109,168). Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income from operations to Adjusted EBITDA over the eight most recently completed fiscal quarters:

	2019 Q2	2019 Q1	2018 Q4	2018 Q3	2018 Q2	2018 Q1	2017 Q4	2017 Q3
	$	$	$	$	$	$	$	$
Net Income	80,719	220,190	171,775	183,629	67,376	233,490	86,635	166,223
Amortization, stock- based compensation and deferred leasehold inducements	31,042	31,942	38,108	42,103	43,496	42,220	40,664	40,998
Interest income	(6,522)	(6,434)	(4,940)	(1,628)	(1,704)	(2,325)	(2,243)	(3,437)
Adjusted EBITDA	105,239	245,698	204,943	224,104	109,168	273,385	125,056	203,784

LIQUIDITY AND FINANCIAL CONDITION

Our cash and cash equivalents balance increased by $361,497 during the six months ended February 28, 2019. At February 28, 2019, we held $1,458,931 (August 31, 2018 - $1,097,434) in cash and cash equivalents and $1,154,643 (2018 - $1,151,952) in short term investments consisting of one-year Guaranteed Investment Certificates held through a major Canadian financial institution.

At February 28, 2019, we had working capital of $2,563,894, compared to $2,280,695 as at August 31, 2018. The increase in our working capital was primarily due to net income during the period.

CASH FLOWS

Net cash provided by operating activities for the six months ended February 28, 2019 was $433,660, which is comparable to $415,484 for the six months ended February 28, 2018.

Net cash used in investing activities for the six months ended February 28, 2019 was $64,284, compared to $105,620 for the six months ended February 28, 2018. During the six months ended February 28, 2019, we spent approximately $52,000 on the development of new mobile applications for our Play MPE® Version 8 recipient player. Investing activities during the six months ended February 28, 2019 were largely attributable to expenditures on leasehold improvements during that period, related to office renovations associated with a renewal in our office premises.

There were no cash flows from financing activities during the six months ended February 28, 2019 and 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the six months ended February 28, 2019, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company recognized a negative impact on reported revenues and a positive impact on reported operating expenditures, for an overall positive impact on reported net income.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2019, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended February 28, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: April 15, 2019

By:	/s/ Sandra Boenisch
Sandra Boenisch, CPA, CGA
Chief Financial Officer, Treasurer
(Principal Financing and Accounting Officer)
Date: April 15, 2019