Form 10-Q
period 2019-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2019-07-15
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[  ] Yes    [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of July 15, 2019 was 55,013,874.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Coleasensolidated Interim Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
May 31, 2019
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Expressed in United States Dollars)
Unaudited

As at,

	May 31,	August 31,
	2019	2018
	$	$

ASSETS
Current
Cash and cash equivalents	1,231,079	1,097,434
Short-term investments [note 3]	1,500,901	1,151,952
Accounts receivable, net of allowance for
doubtful accounts of $9,537 [August 31, 2018 – $6,031] [note 9]	350,272	403,801
Other receivables	14,832	15,902
Prepaid expenses	113,740	57,252
Total current assets	3,210,824	2,726,341
Deposits	33,121	34,336
Property and equipment, net [note 4]	196,701	160,273
Intangible assets, net [note 4]	26,953	41,472
Total assets	3,467,599	2,962,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	208,690	141,273
Accrued liabilities	261,786	226,876
Deferred leasehold inducement	47,882	51,848
Deferred revenue	1,936	23,286
Obligation under capital lease	—	2,363
Total liabilities	520,294	445,646

Commitments and contingencies [notes 6 and 7]
Stockholders’ equity
Common stock, par value $0.001 [note 5]
Authorized: 100,000,000 shares
Issued and outstanding: 55,013,874 shares
[August 31, 2018 – issued and outstanding 55,013,874 shares]	55,014	55,014
Additional paid-in capital [note 5]	9,801,135	9,766,665
Accumulated deficit	(6,454,640)	(6,951,261)
Accumulated other comprehensive loss	(454,204)	(353,642)
Total stockholders’ equity	2,947,305	2,516,776
Total liabilities and stockholders’ equity	3,467,599	2,962,422

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME
(Expressed in United States dollars)
Unaudited

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2019	2018	2019	2018
	$	$	$	$

Revenue [note 9]	970,435	921,605	2,833,818	2,710,458

Operating expenses
General and administrative	189,352	236,353	587,288	648,215
Sales and marketing	328,102	210,587	877,485	652,682
Research and development	240,283	264,704	828,059	847,782
Depreciation and amortization	26,764	27,988	67,099	79,175
	784,501	739,632	2,359,931	2,227,854
Income from operations	185,934	181,973	473,887	482,604
Other income
Interest income	8,233	1,656	21,154	5,657
Other income (expense)	1,545	—	1,580	(3,767)
Net income	195,712	183,629	496,621	484,494

Other comprehensive income (loss)
Foreign currency translation adjustments	(80,709)	(29,076)	(100,562)	(70,085)

Total comprehensive income	115,003	154,553	396,059	414,409

Net income per common share,
basic and diluted	0.00	0.00	0.01	0.01

Weighted average common shares outstanding:

Basic and diluted	55,013,874	55,013,874	55,013,874	55,013,874

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

Three months ended May 31, 2019 and 2018

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	loss
	#	$	$	$	$	$
Balance, February 28, 2019	55,013,874	55,014	9,790,772	(6,650,352)	(373,495)	2,821,939
Total comprehensive income	—	—	—	195,712	(80,709)	115,003
Stock based compensation – Note 5	—	—	10,363	—	—	10,363
Balance, May 31, 2019	55,013,874	55,014	9,801,135	(6,454,640)	(454,204)	2,947,305

Balance, February 28, 2018	55,013,874	55,014	9,740,482	(7,306,666)	(307,900)	2,180,930
Total comprehensive income	—	—	—	183,629	(29,076)	154,553
Stock based compensation – Note 5	—	—	13,611	—	—	13,611
Balance, May 31, 2018	55,013,874	55,014	9,754,093	(7,123,037)	(336,976)	2,349,094

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)
Unaudited

Nine months ended May 31, 2019 and 2018

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	loss
	#	$	$	$	$	$
Balance, August 31, 2018	55,013,874	55,014	9,766,665	(6,951,261)	(353,642)	2,516,776
Total comprehensive income	—	—	—	496,621	(100,562)	396,059
Stock based compensation – Note 5	—	—	34,470	—	—	34,470
Balance, May 31, 2019	55,013,874	55,014	9,801,135	(6,454,640)	(454,204)	2,947,305

Balance, August 31, 2017	55,013,874	55,014	9,712,213	(7,607,531)	(266,891)	1,892,805
Total comprehensive income	—	—	—	484,494	(70,085)	414,409
Stock based compensation – Note 5	—	—	41,880	—	—	41,880
Balance, May 31, 2018	55,013,874	55,014	9,754,093	(7,123,037)	(336,976)	2,349,094

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

Nine months ended May 31,	(Expressed in United States dollars)

	2019	2018
	$	$

OPERATING ACTIVITIES
Net income	496,621	484,494
Items not involving cash:
Depreciation and amortization	67,099	79,175
Stock-based compensation	34,470	41,880
Deferred leasehold inducement	(2,175)	51,595
Unrealized foreign exchange	(20,666)	(420)
Loss on disposal of property and equipment	—	3,767
Changes in non-cash working capital:
Accounts receivable	38,805	204,756
Other receivables	1,869	(40,911)
Prepaid expenses and deposits	(58,504)	(7,113)
Accounts payable	116,335	39,911
Accrued liabilities	(17,340)	(19,895)
Deferred revenue	(20,946)	(21,425)
Short term receivable	—	64,582
Net cash provided by operating activities	635,568	880,396

INVESTING ACTIVITY
Purchase of property, equipment and intangibles	(81,300)	(113,867)
Purchase of short-term investments	(377,000)	—
Net cash used in investing activity	(458,300)	(113,867)

Effect of foreign exchange rate changes on cash	(43,623)	(58,155)

Net increase in cash and cash equivalents during the period	133,645	708,374
Cash and cash equivalents, beginning of period	1,097,434	1,342,956
Cash and cash equivalents, end of period	1,231,079	2,051,330

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

Supplementary disclosure of non-cash transactions
Purchase of property, equipment and intangibles
included in accrued liabilities	15,413	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

May 31, 2019

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

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the year ended August 31, 2019.

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

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

May 31, 2019

3.	SHORT TERM INVESTMENTS

The Company's short-term investments consists of one-year Guaranteed Investment Certificates with a major Canadian financial institution that earn interest at variable interest rates ranging from 2.15 - 2.50%.

4.	PROPERTY AND EQUIPMENT AND INTANGIBLES

		Accumulated	Net book
	Cost	amortization	value
	$	$	$
May 31, 2019
Property and equipment
Furniture and fixtures	129,921	103,768	26,153
Computer hardware	222,857	191,793	31,064
Computer software	283,819	207,760	76,059
Leasehold improvements	156,996	93,571	63,425
	793,593	596,892	196,701

Intangibles
Patents, trademarks and lists	409,870	382,917	26,953

		Accumulated	Net book
	Cost	amortization	value
August 31, 2018	$	$	$
Property and equipment
Furniture and fixtures	134,130	102,822	31,308
Computer hardware	226,679	189,724	36,955
Computer software	213,684	203,420	10,264
Leasehold improvements	162,754	81,008	81,746
	737,247	576,974	160,273

Intangibles
Patents, trademarks and lists	412,072	370,600	41,472

Depreciation and amortization for the three and nine months ended May 31, 2019 was $26,764 and $67,099, respectively (2018: $27,988 and $79,175, respectively)

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

May 31, 2019

5.	STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share.

During the nine months ended May 31, 2019, no shares were issued.

[b] Stock option plans

The Company has two existing stock option plans (the “Plans”), namely the 2006 Stock Option Plan and the 2015 Stock Option Plan, under which up to 7,750,000 shares of the common stock, has been reserved for issuance. A total of 1,536,515 common shares remain eligible for issuance under the Plans. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of May 31, 2019, and changes during the period then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at August 31, 2018	1,631,250	0.39	3.49	—
Granted	—	—	—	—
Forfeited	(33,334)	0.40	—	—
Expired	(131,250)	0.40	—	—
Outstanding at May 31, 2019	1,466,666	0.39	3.01	—
Exercisable at May 31, 2019	1,385,416	0.39	2.99	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at May 31, 2019.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

May 31, 2019

5.	STOCKHOLDERS’ EQUITY (cont’d.)

The following table summarizes information regarding the non-vested stock purchase options outstanding as of May 31, 2019 and changes during the period then ended:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
		$
Non-vested options at August 31, 2018	614,584	0.07
Granted	—	—
Forfeited	(33,334)	0.07
Vested	(500,000)	0.07
Non-vested options at May 31, 2019	81,250	0.07

As of May 31, 2019, there was $5,934 of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.59 years.

During the three and nine months ended May 31, 2019, the total stock-based compensation expense of $10,363 and $34,470, respectively (2018: $13,611 and $41,880 respectively) is reported in the statement of comprehensive income as follows:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2019	2018	2019	2018
	$	$	$	$
Stock-based compensation:
General and administrative	6,983	8,243	21,285	25,777
Sales and marketing	1,690	1,788	6,593	5,363
Research and development	1,690	3,580	6,592	10,740
Total stock-based compensation	10,363	13,611	34,470	41,880

Subsequent to May 31, 2019 the Company issued 50,000 stock purchase options exercisable at $0.21 per share, and 100,000 stock purchase options exercisable at $0.35 per share, each for a period of five years from the date of issuance. In addition, subsequent to May 31, 2019, the Company repriced 50,000 stock purchase options exercisable at $0.40 to $0.21 and 100,000 stock purchase options exercisable at $0.40 to $0.35.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

May 31, 2019

5.	STOCKHOLDERS’ EQUITY (cont’d.)

[c] Employee Stock Purchase Plan

The Company’s 2011 Employee Stock Purchase Plan (the “Plan”) became effective on February 22,2011. Under the Plan, employees of Destiny are able to contribute up to 5% of their annual salary into a pool which is matched equally by Destiny in order to purchase Company shares under certain terms. Independent directors are able to contribute a maximum of $12,500 each for a combined maximum annual purchase of $25,000. The maximum annual combined contributions will be $400,000. All purchases are made through the Toronto Stock Exchange by a third-party plan agent. The third-party plan agent is also responsible for the administration of the Plan on behalf of Destiny and the participants.

During the three and nine months ended May 31, 2019, the Company recognized compensation expense of $20,324 and $53,657, respectively (2018: $26,545 and $53,026, respectively) in salaries and wages on the consolidated statement of comprehensive income in respect of the Plan, representing the Company’s employee matching of cash contributions to the Plan. The shares were purchased on the open market at an average price of $0.23 (2018: $0.24) . The shares are held in trust by the Company for a period of one year from the date of purchase.

6.	COMMITMENTS

The Company entered into a new lease agreement commencing July 1, 2017 and expiring June 30, 2022 for the same premise consisting of approximately 6,618 square feet. The Company has fiscal year payments committed as follows:

$

2019	61,865
2020	250,720
2021	256,018
2022	218,442

During the year ended August 31, 2018, the Company became entitled to a leasehold improvement allowance from its landlord in the amount of $42,788, in connection with certain office leasehold improvements completed. This amount was recorded as a deferred leasehold inducement and is being amortized against rent expense over the remaining term of the lease.

During the three and nine months ended May 31, 2019 the Company incurred rent expense of $60,507 and $183,640, respectively (2018 - $54,834 and $194,762, respectively) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of comprehensive income. The rent expense during the three and nine months ended May 31, 2019 has included the amortization of deferred lease inducements on a straight-line basis over the term of the lease.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

May 31, 2019

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

May 31, 2019

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

May 31, 2019

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

May 31, 2019

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

May 31, 2019

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

May 31, 2019

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

May 31, 2019

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

May 31, 2019

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

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

May 31, 2019

9.	CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended		Nine months Ended
	May 31	May 31	May 31	May 31
	2019	2018	2019	2018
	$	$	$	$
Play MPE®

North America	432,427	388,698	1,233,207	1,133,059
Europe	457,358	446,992	1,326,623	1,304,824
Australasia	73,419	73,920	231,589	215,582
Total Play MPE®	963,204	909,610	2,791,419	2,653,465

Clipstream ®

North America	7,231	11,995	42,399	56,993
Total revenue	970,435	921,605	2,833,818	2,710,458

Revenue in the above table is based on location of the customer’s billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the nine months ended May 31, 2019, the Company generated 41% of total revenue from one customer [2018 - 43%].

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at May 31, 2019, two customers represented $178,100 (51%) of the trade receivables balance [August 31, 2018 – one customer represented $102,313 (25%)].

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

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying financial statements and notes thereto included within this Quarterly Report on Form 10-Q. In addition to historical information, the information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward- looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors described in this Quarterly Report, including the risk factors under “Item 1A. Risk Factors.” of part II, and, from time to time, in other reports the Company files with the Securities and Exchange Commission. These factors may cause the Company’s actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Such information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW AND CORPORATE BACKGROUND

Destiny Media Technologies Inc. was incorporated in August 1998 under the laws of the State of Colorado and the corporate jurisdiction was changed to Nevada effective October 8, 2014. We carry out our business operations through our wholly owned subsidiary, Destiny Software Productions Inc., a British Columbia company that was incorporated in 1992, MPE Distribution, Inc. a Nevada company that was incorporated in 2007 and Sonox Digital Inc. incorporated under the Cana da Business Corporations Act in 2012. The “Company”, “Destiny Media”, “Destiny”, “we” or “us” refers to the consolidated activities of all four companies.

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

OUR PRODUCTS AND SERVICES

Destiny develops and markets software as a service (SaaS) solutions that solve critical problems in digital distribution and promotion for businesses in the music industry. The core of our business is Play MPE® , a promotional music marketing and digital distribution service. Play MPE® is a service for promoting and securely distributing broadcast quality audio, video, images, promotional information and other digital content through the internet. The system is curre ntly used by the recording industry for transferring pre-release broadcast quality music, radio shows, and music videos to trusted recipients such as radio stations, media reviewers, VIP’s, DJ’s, film and TV personnel, sports stadiums and retailers. The system replaces the physical distribution (mail, courier or hand delivery) of CD’s.

Our customers range from small independent artists, small to large independent record labels (“Indies”), to promoters, and to the world’s largest record labels (the “Major Record Labels”) (Universal Music Group, Warner Music Group and Sony Music Entertainment). Our Major Record Label clients have offices around the world and typically represent the world’s largest recording artists. All three Major Record Labels, and thousands of Indies use Play MPE® for promotional distribution.

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

When the release is sent, the “send” appears in the “available tracks” section of a recipient’s account. Recipients can access these tracks through proprietary iPhone, Android, Web, Mac and Windows based players, or through partner sites. Our servers also generate a marketing website (http://daily.plaympe.com) which promotes new music. The system automatically generates charts of the most popular music on the system. These charts can be syndicated to third parties.

All exported songs are marked in real time with Destiny’s watermark technology, which has received three US patents and a number of analogous patents globally. From information provided by Play MPE®, songs appearing on the internet can be scanned by the International Federation of the Phonographic Industry’s (“IFPI”). Headquartered in London, UK, the IFPI is the organization that represents the interests of the recording industry worldwide and one of its missions is to safeguard the rights of record producers. IFPI web crawlers visit torrents, peer to peer networks and websites searching for unauthorized content. When problem files are identified, the IFPI can run proprietary software to identify Play MPE®’s unique watermark to identify the originating source.

After the content is released, all activity by the recipient is logged in real time, providing record labels and promotions s taff real time detail on which songs are accessed, streamed, downloaded and exported. This contrast with physical distribution where record labels may be unsure whether the courier package went to the correct individual or whether it was ever opened. This information provides valuable feedback in real time to marketing and promotions staff who can cater their programs appropriately. Recipients receive a custom library of available tracks and are able to repeat the download if music is lost.

In July 2018, we launched version 8 of our release publishing tools for Play MPE®. These new browser-based tools are accessible on any computer without installation and completely replaced the Windows based desktop tools previously used by our customers. This new solution provides for increased usage of Play MPE® through an easier to use, faster, more intuitive and streamlined experience, access to both Mac and PC users, new release creation workflows, and more configuration options. It also allows for easy translation into multiple languages to accelerate international expansion. The new encoder has been fully adopted by our sales department and by the majority of our customers into their own internal workflows.

We continue to invest in additional development of Play MPE® Version 8 and related tools and applications. In March 2019, we announced a new integration of Play MPE® with Nielsen’s BDSradio, which provides Nielsen Music users with an instant gateway into Play MPE®’s extensive release catalog and high-quality content directly from the BDSradio platform.

In May 2019, we released new iOS and Android apps of our Play MPE® recipient player. The new apps feature added capabilities from previous versions, including Google Chromecast and Airplay streaming capabilities for greater recipient collaboration, additional playlists, sorting, flagging and archiving features, improved search capabilities, and easier to access release metadata. In addition, we are developing a new entirely browser-based Play MPE® recipient player, which should lead to higher usage by our customers and recipients.

Clipstream®

The Company also has a legacy business, Clipstream®, in the online video industry for which it is pursuing strategic alternatives. The Clipstream® Online Video Platform (OVP) is a self-service system, for encoding, hosting and reporting on video playback which can be embedded in third party websites or emails. Playback is currently through the Company’s proprietary JavaScript codec engine, which is only available on the internet through the Company. The unique software- based approach to rendering video, is protected by over two dozen patents claiming initial priority to 2011. This product is marketed in a limited way and has incidental revenues.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2019 AND MAY 31, 2018

Revenue

Total revenue for the three months ended May 31, 2019 increased by 5.3% over the comparable quarter in fiscal 2018, to $970,435 (2018 - $921,605) and increased by 4.6% during the nine months ended May 31, 2019 compared to the same period in fiscal 2018, to $2,833,818 (2018 - $2,710,458).

Play MPE® revenue accounted for 99% of the Company’s revenue (2018 - 99%) and increased by 5.9% over the comparable quarter in fiscal 2018, and by 5.2% over the comparable nine-month period in fiscal 2018. Removing the effect of foreign exchange fluctuations from revenue derived in foreign currencies, our Play MPE® revenue growth was 10.2% for the three months ended May 31, 2019 compared to the same quarter in fiscal 2018, and 8.5% for the nine months ended May 31, 2019 compared to the same period in fiscal 2018.

The increase in revenue for both the three month and nine month periods was derived from all territories in which the Company operates, including the United States, Europe, and Australia, and was largely driven by an increase in non -fixed fee income of 8.7% for the three-month period and 10.2% for the nine month period. In addition, a 14.0% increase in fixed fee income from our largest customer commenced in January 2019.

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

Operating costs during the nine months ended May 31, 2019 increased by 5.9% to $2,359,931 (2018 – $2,227,854). This increase is primarily the result of an increase in staffing costs. Salaries and wages increased by 11.2 % over the comparative nine-month period, as a result of additions to our marketing and business development staff, non-recurring recruitment charges and added skills in UX design and QA review.

General and administrative	31-May	31-May
	2019	2018
	(9 months)	(9 months)	Change	Change
	$	$	$	%
Bad debt	3,558	2,943	615	20.9%
Office and miscellaneous	127,749	102,828	24,921	24.2%
Professional fees	131,827	143,890	(12,063)	-8.4%
Rent	24,860	26,657	(1,797)	-6.7%
Telecommunications	2,263	2,769	(506)	-18.3%
Travel	4,552	10,790	(6,238)	-57.8%
Wages and benefits	292,479	358,338	(65,859)	-18.4%
	587,288	648,215	(60,927)	-9.4%

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

Sal es and marketing	31-May	31-May
	2019	2018
	(9 months)	(9 months)	Change	Change
	$	$	$	%
Advertising and marketing	94,674	77,611	17,063	22.0%
Rent	77,226	72,713	4,513	6.2%
Telecommunications	96,582	106,483	(9,901)	-9.3%
Wages and benefits	609,003	395,875	213,128	53.8%
	877,485	652,682	224,803	34.4%

Sales and marketing expenses consist of salaries and related personnel costs including overhead, office rent, and telecommunications costs. Sales and marketing expenses also include advertising and marketing expenditures, which consist of promotional materials, online or print advertising, business development tools, and marketing or business development related travel costs including attendance at conference or trade shows, and record label and client visits. The increase in staffing costs relates to the addition of marketing and business development staff, as well as an increase in wages to existing staff. The decrease in telecommunications costs is a result of a shift in cloud computing services to achieve cost savings.

Research and development	31-May	31-May
	2019	2018
	(9 months)	(9 months)	Change	Change
	$	$	$	%
Rent	81,554	96,391	(14,837)	-15.4%
Research and development	53,288	58,396	(5,108)	-8.7%
Telecommunications	61,582	67,931	(6,349)	-9.3%
Wages and benefits	631,635	625,064	6,571	1.1%
	828,059	847,782	(19,723)	-2.3%

Research and development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. An increase in development staff and related recruitment charges in the current quarter of fiscal 2019 was largely offset by a reduction to Clipstream related staffing costs over the comparable period in fiscal 2018.

Depreciation and Amortization

Depreciation and amortization expense arises from property and equipment, and from patents and trademarks. Amortization decreased to $67,099 for the nine months ended May 31, 2019 from $79,175 for the nine months ended May 31, 2018, a decrease of 15.3% from an overall reduction in spending on patent and trademark costs.

Other earnings and expenses

Interest income increased to $21,154 for the nine months ended May 31, 2019 from $5,657 for the nine months ended May 31, 2018 as a result of the investment of excess cash in one-year Guaranteed Investment Certificates.

Net income

During the nine months ended May 31, 2019 we had net income of $496,621 (2018 – $484,494). Overall, an increase in revenue was largely offset by increased spending on staffing costs, as discussed in detail above.

For the three months period ended May 31, 2019, adjusted EBITDA was $223,883 (2018 –$224,104). Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing fro m our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non -cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income from operations to Adjusted EBITDA over the eight most recently completed fiscal quarters:

	2019 Q3	2019 Q2	2019 Q1	2018 Q4	2018 Q3	2018 Q2	2018 Q1	2017 Q4
	$	$	$	$	$	$	$	$
Net Income	195,712	80,719	220,190	171,775	183,629	67,376	233,490	86,635
Amortization, stock-
based compensation
and deferred
leasehold inducements	36,404	31,042	31,942	38,108	42,103	43,496	42,220	40,664
Interest income	(8,233)	(6,522)	(6,434)	(4,940)	(1,628)	(1,704)	(2,325)	(2,243)
Adjusted EBITDA	223,883	105,239	245,698	204,943	224,104	109,168	273,385	125,056

LIQUIDITY AND FINANCIAL CONDITION

Our cash and cash equivalents balance increased by $133,645 during the nine months ended May 31, 2019. At May 31, 2019, we held $1,231,079 (August 31, 2018 - $1,097,434) in cash and cash equivalents and our short-term investments, consisting of one-year Guaranteed Investment Certificates (GICs) held through a major Canadian financial institution increased by $348,949 to $1,500,901 (2018 - $1,151,952).

At May 31, 2019, we had working capital of $2,690,530, compared to $2,280,695 as at August 31, 2018. The increase in our working capital was primarily due to net income during the period.

CASH FLOWS

Net cash provided by operating activities for the nine months ended May 31, 2019 was $635,568, which is comparable to $880,396 for the nine months ended May 31, 2018. The primary reason for the decrease in cash flows from operating activities is due to a decrease in trade receivables in the comparative quarter.

Net cash used in investing activities for the nine months ended May 31, 2019 was $458,300, compared to $113,867 for the nine months ended May 31, 2018. During the nine months ended May 31, 2019, we spent approximately $81,000 on the development of new recipient player applications for our Play MPE® Version 8 player. In addition, approximately $377,000 was spent on the investment of cash in GICs during the period. Investing activities during the nine months ended May 31, 2018 were largely attributable to expenditures on leasehold improvements during that period, related to office renovations associated with a renewal in our office premises.

There were no cash flows from financing activities during the nine months ended May 31, 2019 and 2018.

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

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the nine months ended May 31, 2019, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company recognized a negative impact on reported revenues and a positive impact on reported operating expenditures, for an overall marginal positive impact on reported net income.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2019, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended May 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: July 15, 2019

By:	/s/Sandra Boenisch
Sandra Boenisch, CPA, CGA
Chief Financial Officer, Treasurer
(Principal Financing and Accounting Officer)
Date: July 15, 2019