Form 10-K
period 2019-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2019-11-18
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended August 31, 2019

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
Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $12,891,195.

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of November 15, 2019 was 10,903,696.

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

OUR PRODUCTS AND SERVICES

Play MPE®

Our core business is the Play MPE® platform, a two sided marketplace that enables music labels and artists to create and distribute promotional content and musical assets on the one side, and for music broadcasting professionals, music curators and music reviewers to be able to discover, listen to, download and consume, on the other. Play MPE® is a cloud-based enterprise SaaS product.

Typically, record labels and artists promote new music through the presentation of broadcast quality audio, video, images, promotional information, industry required meta data, and other digital content. The presentation of this promotional material is catered to music curators who can expose that music to a larger consumer audience through broadcasts (examples include radio, internet radio, streaming services, DJs etc.) or publicity and media destinations. The system is also used to promote music and artists to label A&R teams, and music supervisors (who work with TV/movie producers to recommend musical content to accompany video productions).

Broadcast play of music provides revenue directly to record labels and artists through royalties and indirectly through sales, concerts / live performances, merchandise sales etc. as the profile and popularity of the musical work and artist increase. Effective marketing is critical in growing the popularity of a song or an artist and thereby revenue for a particular artist. Play MPE® is a critical step in this process. Easy-to-use and collaborative tools on the player side (music curator side) improves activity which improves the likelihood that a particular track obtains broadcast play. Feedback of recipient activity provides valuable information to record labels improving data centric marketing decision making.

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

Play MPE® provides a wide array of features which provide efficient access to a promotional hub of activity. Client characteristics determine which features are of greater interest with the active promotional recipients being of common interest to all clients. Major Labels can take advantage of the platform’s more powerful and efficiency producing features including tiered rights, permissions based user profiles, integration with database archives, release sharing with foreign territories etc. For example, some customer staff may manage assets (album cover imagery, music videos, the raw music, promotional information and other metadata), while others manage hierarchical permission-based lists of recipients. These more powerful features are unique to the Play MPE® platform.

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

In July 2018, we launched version 8 of our release publishing tools for Play MPE®. These new browser-based tools are accessible on any computer without installation and completely replaced the Windows based desktop tools previously used by our customers. This new solution provides for increased usage of Play MPE® through an easier to use, faster, more intuitive and streamlined experience, access to both Mac and PC users, new release creation workflows, and more configuration options. The tool provides release sharing capabilities, to facilitate faster more user-friendly sharing of assets by our global label customers. Finally, it also allows for easy translation into multiple languages to accelerate international expansion. The new encoder has been fully adopted by our sales department and by the majority of our customers into their own internal workflows.

We continue to invest in additional development of Play MPE® Version 8 and related tools and applications. In July 2018, we integrated with Aspen, an archival system used by one of our key customers, Universal Music Group (UMG). This integration provided improved efficiencies in UMG’s daily workflow. In March 2019, we announced a new integration of Play MPE® with Nielsen’s BDSradio, which provides Nielsen Music users with an instant gateway into Play MPE®’s extensive release catalog and high-quality content directly from the BDSradio platform.

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

Given the current music promotion and discovery landscapes, we plan to expand Play MPE®’s reach more broadly from its current service offerings. We believe there is great business value in integrating our Play MPE® service into additional workflows which are already a part of our customers’ daily routine, so that we eventually are the entire software ecosystem for our customers.

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

BUSINESS DEVELOPMENT

Play MPE®

During the year ended August 31, 2019, we generated revenues of $3,809,092, of which 99% was derived from Play MPE® and was 5.6% higher than prior year, or 8.6% higher than prior year on a currency adjusted basis.

During fiscal 2019, our focus was to transition our clients to newly released Play MPE® Version 8 tools and applications, and to continue to develop features within the system to improve ease of use and business development conversion. With user experience improvements we were able to increase customer usage, reacquire customers and commence trial usage.

Our strategy within new market segments is to create a hub of activity by providing content and attracting recipient usage. Easier to use tools facilitate this process. In fiscal 2019, we have also expanded use with Major Labels in new genres in the United States, new usage in the Baltic countries, and have commenced early trial use with new customers in the United Kingdom, Canada and, immediately following fiscal year end, we have commenced new trial usage in South Africa.

Play MPE® staff regularly attend various industry events, conferences and seminars, to establish and strengthen relationships with industry promoters, record labels, and other key industry people. Potential new customers may be set up on an initial trial of our system, providing for increased engagement and feedback from these industry professionals. Other business development efforts are also focused on moving existing customers to monthly subscription or custom pricing that encourages more usage of the system. We have significantly increased our business development efforts during fiscal 2019, adding additional staff, and establishing a more organized process of engaging with our existing and prospective customers.

In 2019, we doubled the size of our business development team including our first marketing manager. Our focus going forward will be to leverage the expanded business development team to grow usage in new markets, add product features, and improve product design to facilitate the expanded development team’s success with enterprise accounts as well as provide easy access to self-serve customers. Longer term the Company will continue to add premium features and products to expand the addressable market.

Clipstream®

In fiscal 2018, after completing a detailed review of the resources required to progress Clipstream further, the Company transitioned the Clipstream® product to maintenance only, stopping development of new major features. Business development efforts are focused on identifying strategic alternatives for this product, business, and intellectual property outside the Company.

Significant Customers

During the year ended August 31, 2019, we generated 41% of total revenue from one customer (2018 - 42%).

OUR BUSINESS OPERATIONS

We lease approximately 6,600 square feet of office space, with the lease expiring in June of 2022, and we currently have 29 total employees. Our employees include our President and Chief Executive Officer, our Chief Financial Officer, two finance and administrative personnel, five operational and technical support staff, seven sales and marketing staff, two product development staff, and eleven software developers. We also employ contractors as needed.

COMPETITION

Play MPE®

Play MPE® has regional competitors with limited global presence and limited functionality while Play MPE® has Major Record Label use globally. A network effect entrenches the system, as it is difficult for any single user to switch to an alternative without the entire industry switching. Play MPE® has a dominant network position in several markets including in the United States (in the country, Christian and alternative genres of music), Australia and New Zealand, Sweden, and Finland, with various levels of market penetration in numerous additional markets around the globe.

The system was built to facilitate sharing of assets and content with regional subsidiaries and affiliates of our Major Record Label customers. This allows local representatives to localize the release resulting in costs savings and efficiencies not available in competing solutions.

Play MPE® began a digital replacement to physical distribution (mail, courier or hand delivery) of manufactured CD’s establishing a foothold of use with recipients and record labels in 2002 through 2007. Play MPE® still encounters physical distribution as a competitive option for promotional distribution. Play MPE® has several advantages over physical distribution. Digital distribution through Play MPE® is faster, less expensive, more reliable, more secure, provides additional real time and more accurate reporting of usage, provides a great deal of added functionality and provides the error free and automatic transmission of “metadata”. Metadata includes International Standard Recording Codes (ISRC) – which is a standard code for uniquely identifying sound recordings and music video recordings - song and artist names, beats per minute, release and impact dates, etc. The automatic transmission of this metadata reduces the time required for manual data entry into radio automation software on the receiving side and eliminates inaccuracies in royalty reporting. This benefits labels who want to be in third party databases as the transmission of this data is immediate and reliable.

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

2.    Watermarking "Methods for Watermarking Media Data"

i.	US Patents No. 7983441,8300885, 9165560, 9679574
ii.	US pending application No. 15/358834
iii.	Japan Patent No. 5103479
iv.	Canada patent No. 2682926
v.	Europe and UK Patent No. 2082527

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

3.    Cross Platform Streaming Video “Script Based Video Rendering”

a.	US Patents No. 9143826, 9137567, 9215499, 9571886, 9380338, 9432726 and 9432727
b.	China Patent No. 201280050754.7
c.	Pending India Application No. 1961/DELNO/2014

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

Sonox Digital®
Granted: China, Canada

Clipstream®
Granted: USA, Canada, Japan, Israel, European Union, China and Australia

Domain Names

We own a large number of domain names, including many valuable four-letter domain names (dice.net, dsny.com) and URL’s featuring common words (radio-play.com, streamingaudio.com, pirateradio.com and many others.)

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

Operating expenses were $2,917,935 for the year ended August 31, 2019 and $2,658,657 for the year ended August 31, 2018 while our revenues were $3,809,092 and $3,606,471, respectively. Our ability to maintain profitability is conditional upon our ability to control our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

Successful expansion of our business will depend on our ability to manage growth.

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

Our network infrastructure could be vulnerable to system failure and/or security risks.

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

Our business depends on continued development of the internet and intranets as mediums of commerce and communications, and our ability to evolve along with these mediums.

The market for our streaming media products and services is new and evolving rapidly. It depends on increased use of the Internet and intranets. If the Internet and intranets are not adopted as methods for commerce and communications, or if the adoption rate slows, the market for our products and services may not grow, or may develop more slowly than expected.

Sales of our products depend in large part on the continued development of the Internet as a viable commercial marketplace. There are now substantially more users and much more “traffic” over the Internet than ever before, use of the Internet is growing faster than anticipated, and the technological infrastructure of the Internet may be unable to support the demands placed on it by continued growth. Delays in development or adoption of new technological standards and protocols, or increased government regulation, could also affect Internet use. In addition, issues related to use of the Internet and intranets, such as security, reliability, cost, ease of use and quality of service, remain unresolved and may affect the amount of business that is conducted over the Internet and intranets.

We could experience product delays and errors, which could affect our ability to adapt to technological changes and evolving industry standards.

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

Our business could be adversely affected by online commerce security failures.

Online commerce and communications depend on the ability to transmit confidential information securely over public networks. Any compromise of our ability to transmit confidential information securely, and costs associated with the prevention or elimination of such problems, could have a material adverse effect on our business.

Our business is international, and could be affected by unexpected changes in international regulatory standards and laws.

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

Customer Concentration

During the year ended August 31, 2019, 41% of the Company’s revenue is derived from one customer with operations in numerous countries. This customer is currently of key importance to our operations and any adverse change to the revenue from this customer would have a material adverse effect on our results of operations.

ITEM 1B.           UNRESOLVED STAFF COMMENTS.

None

ITEM 2.             PROPERTIES.

Our head office is located in leased premises at Suite 1110, 885 Georgia Street, Vancouver, British Columbia, Canada V6C 3E8. Our principal business operations are carried out from our head office. Our leased premises consist of approximately 6,600 square feet. We pay rent of approximately $28,000 Canadian (equal to approximately $21,000 US) per month. The lease expires June 30, 2022. We consider our leased premises adequate for our current business purposes.

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

Market Information

Our shares are currently trading on the OTCQB under the stock symbol DSNY. The high and the low trading prices for our shares for each quarter of the last two fiscal years were:

QUARTER	HIGH ($) (1)	LOW ($) (1)
1st Quarter 2018	$1.10	$0.85
2nd Quarter 2018	$1.40	$0.65
3rd Quarter 2018	$1.40	$0.85
4th Quarter 2018	$1.35	$0.75
1st Quarter 2019	$1.25	$0.35
2nd Quarter 2019	$1.40	$0.61
3rd Quarter 2019	$1.77	$0.90
4th Quarter 2019	$1.35	$0.55

(1) The above trading prices have been retroactively adjusted for a stock consolidation on the basis of 5:1, which was effective on September 13, 2019.

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Our shares are also traded on the TSX Venture Exchange under the symbol DSY.

Holders of Common Stock

As of November 15, 2019 our shareholders’ list for our common stock showed 57 registered shareholders and 10,903,696 shares of our common stock outstanding.

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

Recent Sales of Unregistered Securities

For a description of our equity compensation plans, please see Item 12 of the report on Form 10-K.

OTHER INFORMATION

None.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a description of our securities authorized for issuance under equity compensation plans.

ITEM 6.             SELECTED FINANCIAL DATA.

(Expressed in US dollars)	2019	2018	2017	2016	2015
Continuing Operations:
Service revenue	$3,809,092	$3,606,471	$3,445,014	$3,337,813	$3,323,537
Income (loss) from operations	$581,125	$649,406	$274,434	$(209,383)	$(797,013)
Net income (loss)	$610,778	$656,270	$288,781	$(188,251)	$(1,596,646)
Net income (loss) per common share, basic and diluted	$0.06	$0.06	$0.03	$(0.02)	$(0.15)

Balance Sheet
Working capital	$2,809,689	$2,280,695	$1,661,850	$1,125,289	$513,472
Total assets	$3,635,090	$2,962,422	$2,244,703	$1,850,876	$1,537,190
Long-term liabilities	$—	$—	$—	$6,472	$12,071
Stockholders’ equity	$3,129,007	$2,516,776	$1,892,805	$1,488,405	$1,102,434

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2019 AND 2018

Revenue

Total revenue for the year ended August 31, 2019 increased by 5.6% over the same period in the prior year to $3,809,092 (2018 – $3,606,471). Play MPE® revenue increased by 6.1% year over year to $3,752,715 (2018: $3,538,564). The increase in Play MPE® revenue was seen from all geographic regions in which the we operate.

The Company’s revenues are denominated predominantly in US Dollars, Euros and Australian Dollars. During fiscal 2019, 44% (2018: 43%) of the Company’s revenue was denominated in US Dollars, 47% (2018: 49%) of the Company’s revenue was denominated in Euros and 8% (2018: 8%) of the Company’s revenue was denominated in Australian Dollars. During fiscal 2019, the Company’s revenues were negatively affected by the fluctuations in the Euro and Australian Dollar relative to the US Dollar in the amount of 3% year over year.

Removing these negative foreign exchange fluctuations, the Company’s Play MPE revenue increased by 9.1% year over year. The largest increases were seen by one of our Major Label customers, whose global revenue increased by 33.9% on a currency adjusted basis, and from Australian Independent labels, for which revenue increased by 33.5% on a currency adjusted basis, year over year.

Gross Margin

Gross margin for the year ended August 31, 2019 was 92%, which is comparable to the year ended August 31, 2018. The Company’s cost of revenue consists of data hosting and processing charges, third party transaction related costs, and engineering, technical and customer support costs. These costs are driven by the size and volume of customer transactions processed, as well as the relative proportion of ‘full service’ versus ‘self-service’ revenue. Our self-service sales are derived from customers who have been provided with a customer account to access our encoder to independently upload and publish releases. Our full-service revenue is derived from customers who are fully serviced by our internal staff, who prepare and publish releases on their behalf. During the year ended August 31, 2019, our gross margin remained consistent over the prior year, as we saw service revenue grow from both customer types.

Operating Expenses

Overview

As our technologies and products are developed and maintained in-house, the majority of our expenditures are on salaries and wages and other associated expenses such as office space, office supplies and employee benefits. Our operations are primarily conducted in Canada and our costs are primarily incurred in Canadian dollars while our revenues are primarily denominated in Euros and US Dollars. Thus, operating expenses and the results of operations are impacted, to the extent they are not hedged, by the rise and fall of the relative values of the Canadian dollar to these currencies. The Company maintains a large portion of its financial reserves in Canadian dollars to mitigate the downside risk of adverse exchange rates.

Overall operating costs increased by 9.8% to $2,917,935 (2018 – $2,658,657) during the year ended August 31, 2019, largely driven by an increase in staffing costs, and an increase in marketing, business development and promotional expenses. Overall staffing costs increased by 13.3% as a result of the addition of sales and marketing staff and product development staff. Advertising and marketing expenses increased by 52.2% as a result of increased marketing and public relations efforts, as more fully described below.

General and administrative	31-Aug	31-Aug
	2019	2018
	(12 months)	(12 months)	Change	Change
	$	$	$	%
Bad debt	4,719	2,206	2,513	113.9%
Office and miscellaneous	161,610	95,632	65,978	69.0%
Professional fees	164,562	205,733	(41,171)	-20.0%
Rent	29,339	34,905	(5,566)	-15.9%
Telecommunications	2,651	3,327	(676)	-20.3%
Travel	5,702	10,600	(4,898)	-46.2%
Wages and benefits	402,175	449,463	(47,288)	-10.5%
	770,758	801,866	(31,108)	-3.9%

Our general and administrative expenses consist of salaries and related personnel costs including overhead, office rent, and general office supplies. General and administrative costs also include professional fees and general and administrative travel expenditures. The increase in office and miscellaneous expense relates to transitionary expenses associated with changes in office services and an increase in realized foreign exchange losses as a result of fluctuating foreign currency exchange rates.

Sales and marketing	31-Aug	31-Aug
	2019	2018
	(12 months)	(12 months)	Change	Change
	$	$	$	%
Advertising and marketing	142,412	93,582	48,830	52.2%
Rent	97,264	104,437	(7,173)	-6.9%
Telecommunications	9,887	11,947	(2,060)	-17.2%
Wages and benefits	659,388	447,508	211,880	47.3%
	908,951	657,474	251,477	38.2%

Sales and marketing expenses consist of salaries and related personnel costs including overhead, office rent, and telecommunications costs. Sales and marketing also includes advertising and marketing expenses, which consists of promotional materials, online or print advertising, business development tools, and marketing or business development related travel costs including attendance at conferences and trade shows, and label visits. The increase in advertising and marketing expenses relates to additional expenses incurred in respect of public relations initiatives, and increased marketing and business development related travel. The increase in wages and benefits is associated with an increase in staffing in this department. We hired a marketing manager, and additional inside and outside business development associates and consultants.

Product Development	31-Aug	31-Aug
	2019	2018
	(12 months)	(12 months)	Change	Change
	$	$	$	%
Rent	118,389	117,705	684	0.6%
Software services	70,581	78,050	(7,469)	-9.6%
Telecommunications	80,860	87,851	(6,991)	-8.0%
Wages and benefits	871,550	809,842	61,708	7.6%
	1,141,380	1,093,448	47,932	4.4%

Product Development costs consist of product and software development related salaries and personnel costs including overhead, office rent and telecommunications. Product development also includes consulting fees with respect to product development and deployment. The increase in wages and benefits is attributable to overall increased staffing with respect to product development and software development. The decrease in telecommunications and software services is associated with the characterization of certain costs to operations and savings resulting from changes in services and providers.

Depreciation and amortization

Depreciation and amortization expense arises from property and equipment, and from patents and trademarks. Amortization decreased to $96,846 for the year ended August 31, 2019 from $105,869 for the year ended August 31, 2018, a decrease of $9,023 or 8.5% from a combination of an overall reduction in the capital asset balances subject to amortization, including reduced spending on redundant patent and trademark fees.

Other earnings and expenses

Interest income increased to $27,188 for the year ended August 31, 2019 from $10,597 for the year ended August 31, 2018, an increase of $16,591. The increase is related to the investment of excess cash in one year guaranteed investment certificates.

Net income

During the year ended August 31, 2019 we reported net income of $610,778 (2018 – $656,270). The decrease in net income is attributable to a combination of (1) negative foreign exchange fluctuations on our reported revenues and (2) an increase in certain operating expenses such as salaries and wages and marketing, as more fully described above.

Adjusted EBITDA is not defined under generally accepted accounting principles (“GAAP”) and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of noncash stock-based compensation from our earnings, which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, these stock-based compensation expenses do not result in cash payments by the Company. Adjusted EBITDA has limitations as a profitability measure in that it does not include interest expense on our debt, our provisions for income taxes and amortization, the effect of deferred leasehold inducement, the effect of noncash stock-based compensation expense and the effect of asset impairment.

The following is a reconciliation of net income from operations to Adjusted EBITDA:

	2019	2018	2017
Net income (loss)	$610,778	$656,270	$288,781
Interest income (net)	(27,188)	(10,597)	(14,314)
Depreciation and amortization	96,846	105,869	153,385
Stock based compensation	41,675	54,452	46,133
Deferred leasehold inducement	(4,150)	5,606	(26,754)
Adjusted EBITDA	$717,961	$811,600	$447,231

LIQUIDITY AND FINANCIAL CONDITION

Our cash and cash equivalents and short-term investments balance increased by $642,808 during the year ended August 31, 2019 to $2,892,194 (2018 – $2,249,386). At August 31, 2019, we held $2,512,138 (August 31, 2018 - $1,097,434) in cash and cash equivalents and $380,056 (2018 - $1,151,952) in short term investments consisting of one-year Guaranteed Investment Certificates held through a major Canadian financial institution.

At August 31, 2019, we had working capital of $2,809,689 compared to $2,280,695 as at August 31, 2018. The increase in our working capital was primarily due net income during the year.

At August 31, 2019, $2,552,539 in cash and short-term investments were held outside of the United States. At this time, we have no intention to repatriate this cash, however should we decide to repatriate in the future, taxes may need to be accrued and paid.

Cash Flows

Net cash provided in operating activities was $840,534 for the year ended August 31, 2019, compared to $1,094,248 for the year ended August 31, 2018. The decrease was mainly the result of a deferred leasehold inducements received in the comparative year, as well as the receipt of a short-term receivable in the comparative period which was fully repaid in that period.

The cash used provided by investing activities was $591,621 for the year ended August 31, 2019, compared to cash utilized in investing activities of $1,294,058 for the year ended August 31, 2018. The increase in cash provided by investing activities is a result of the maturity of short-term investments, consisting of one-year Guaranteed Investment Certificates, at August 31, 2019, offset by an investment in new internally developed software.

Cash used in financing activities was $2,005 for the year ended August 31, 2019, consisting of the repurchase of common stock of the company for retirement. There was no cash used in or provided by financing activities during each of the fiscal year ended August 31, 2018.

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

The majority of our revenue is generated from digital media distribution service. The service is billed either based on usage or on a fixed fee which is based on the volume and size of distributions provided. All revenues are recognized on a monthly basis as the services are delivered to customers.

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

Income Taxes

Deferred income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted income tax rates by tax jurisdiction at each balance sheet date. Deferred income tax assets also result from unused loss carryforwards and other deductions. The valuation of deferred income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated realizable amount. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, and current and enacted tax legislation and other temporary differences between book and tax accounting to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. There is a risk that management estimates for operating results could vary significantly from actual results, which could materially affect the valuation of the future income tax asset. Although the Company has tax loss carry-forwards and other deferred income tax assets, management has determined certain of these deferred tax assets do not meet the more likely than not criteria, and accordingly, these deferred income tax asset amounts have been completely offset by a valuation allowance as disclosed in Note 6 of our consolidated financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recent accounting pronouncements and their possible effect on our financial statements, please see Note 2 to our Consolidated Financial Statements found elsewhere in this Annual Report.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted, to the extent they are not hedged, by the rise and fall of the relative values of the Canadian dollar to these currencies. During the year, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company realized an overall negligible positive impact on net income.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Audited Consolidated Financial Statements for the Years Ended August 31, 2019 and 2018:

1.	Report of Independent Registered Public Accounting Firm – Davidson & Company LLP;
2.	Report of Independent Registered Public Accounting Firm – BDO Canada LLP;
2.	Consolidated Balance Sheets as at August 31, 2019 and 2018;
3.	Consolidated Statement of Comprehensive Income for the Years Ended August 31, 2019 and 2018;
4.	Consolidated Statement of Changes in Stockholders' Equity for the Years Ended August 31, 2019 and 2018;
5.	Consolidated Statement of Cash Flows for the Years Ended August 31, 2019 and 2018;
6.	Notes to Consolidated Financial Statements.

Consolidated Financial Statements

Destiny Media Technologies Inc.
August 31, 2019 and 2018
(Expressed in United States dollars)

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of
Destiny Media Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Destiny Media Technologies Inc. (the “Company”), as of August 31, 2019, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the year ended August 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Destiny Media Technologies Inc. as of August 31, 2019, and the results of its operations and its cash flows for the year ended August 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

“DAVIDSON & COMPANY LLP”

Vancouver, Canada	Chartered Professional Accountants

November 15, 2019

Tel: 604 688 5421	BDO Canada LLP
Fax: 604 688 5132	600 Cathedral Place
vancouver@bdo.ca	925 West Georgia Street
www.bdo.ca	Vancouver BC V6C 3L2 Canada

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Destiny Media Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Destiny Media Technologies Inc. (the “Company”) and subsidiaries as of August 31, 2018, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year ended August 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at August 31, 2018, and the results of their operations and their cash flows for the year ended August 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company's auditor since 2010.

Chartered Professional Accountants

Vancouver, Canada

November 27, 2018

BDO Canada LLP, a Canadian limited liability partnership, is a member of BDO International Limited, a UK company limited by guarantee, and forms part of the international BDO network of independent member firms.

Destiny Media Technologies Inc.
CONSOLIDATED BALANCE SHEETS
As at August 31,	(Expressed in United States dollars)

	2019	2018
	$	$

ASSETS
Current
Cash and cash equivalents	2,512,138	1,097,434
Short-term investments [note 3]	380,056	1,151,952
Accounts receivable, net of allowance for
doubtful accounts of $10,106 [2018 – $6,031] [note 9]	332,271	403,801
Other receivables	14,240	15,902
Prepaid expenses	77,067	57,252
Total current assets	3,315,772	2,726,341
Deposits	33,716	34,336
Property and equipment, net [note 4]	260,907	160,273
Intangible assets, net [note 4]	24,695	41,472
Total assets	3,635,090	2,962,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	132,451	141,273
Accrued liabilities	303,470	226,876
Deferred leasehold inducement [note 7]	46,774	51,848
Deferred revenue	23,388	23,286
Obligation under capital lease	—	2,363
Total liabilities	506,083	445,646

Commitments and contingencies [notes 7 and 8]
Stockholders’ equity
Common stock, par value $0.001 [note 5] Authorized: 20,000,000 shares Issued and outstanding: 11,000,786 shares [2018 – issued and outstanding 11,002,786 shares]	11,001	11,003
Additional paid-in capital [note 5]	9,850,348	9,810,676
Accumulated deficit	(6,340,483)	(6,951,261)
Accumulated other comprehensive loss	(391,859)	(353,642)
Total stockholders’ equity	3,129,007	2,516,776
Total liabilities and stockholders’ equity	3,635,090	2,962,422

Subsequent Events [note 11]

See accompanying notes

Destiny Media Technologies Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended August 31,	(Expressed in United States dollars)

	2019	2018
	$	$

Service revenue [note 9]	3,809,092	3,606,471

Cost of revenue
Hosting costs	107,434	125,631
Internal engineering support	28,441	24,437
Customer support	126,317	111,301
Third party and transaction costs	47,840	37,039
	310,032	298,408

Gross Margin	3,499,060	3,308,063
	92%	92%

Operating expenses
General and administrative	770,758	801,866
Sales and marketing	908,951	657,474
Product development	1,141,380	1,093,448
Depreciation and amortization [note 4]	96,846	105,869
	2,917,935	2,658,657
Income from operations	581,125	649,406
Other income
Interest income	27,188	10,597
Other income (expense)	2,465	(3,733)
Income before provision for income taxes	610,778	656,270
Income tax expense - deferred [note 6]	—	—

Net income	610,778	656,270

Foreign currency translation adjustments	(38,217)	(86,751)

Total comprehensive income	572,561	569,519

Net income per common share, basic and diluted	0.06	0.06

Weighted average common shares outstanding:
Basic	11,002,589	11,002,786
Diluted	11,002,589	11,002,786

See accompanying notes

Destiny Media Technologies Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended August 31,	(Expressed in United States dollars)

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	loss
	#	$	$	$	$	$
Balance, September 1, 2017	11,002,786	11,003	9,756,224	(7,607,531)	(266,891)	1,892,805
Total comprehensive income	—	—	—	656,270	(86,751)	569,519
Stock based compensation – Note 5	—	—	54,452	—	—	54,452
Balance, August 31, 2018	11,002,786	11,003	9,810,676	(6,951,261)	(353,642)	2,516,776
Total comprehensive income	—	—	—	610,778	(38,217)	572,561
Shares repurchased for cancellation	(2,000)	(2)	(2,003)	—	—	(2,005)
Stock based compensation – Note 5	—	—	41,675	—	—	41,675
Balance, August 31, 2019	11,000,786	11,001	9,850,348	(6,340,483)	(391,859)	3,129,007

See accompanying notes

Destiny Media Technologies Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended August 31,	(Expressed in United States dollars)

	2019	2018
	$	$

OPERATING ACTIVITIES
Net income	610,778	656,270
Items not involving cash:
Depreciation and amortization	96,846	105,869
Stock-based compensation	41,675	54,452
Deferred leasehold inducement	(4,151)	5,606
Unrealized foreign exchange	(1,078)	(417)
Loss on disposal of property and equipment	—	3,734
Changes in non-cash working capital:
Accounts receivable	63,202	108,367
Other receivables	2,657	3,308
Prepaid expenses and deposits	(20,416)	(11,499)
Accounts payable	49,570	14,165
Accrued liabilities	927	44,469
Deferred revenue	524	557
Deferred leasehold inducement	—	45,341
Short term receivable	—	64,026
Net cash provided by operating activities	840,534	1,094,248

INVESTING ACTIVITIES
Purchase of property, equipment and intangibles	(162,979)	(116,540)
Sales (Purchase) of short-term investments	754,600	(1,177,518)
Net cash provided by (used in) investing activities	591,621	(1,294,058)

FINANCING ACTIVITY
Common stock repurchased for cancellation	(2,005)	—
Net cash used in financing activity	(2,005)	—

Effect of foreign exchange rate changes on cash	(15,446)	(45,712)

Net increase (decrease) in cash and cash equivalents during the year	1,414,704	(245,522)
Cash and cash equivalents, beginning of year	1,097,434	1,342,956
Cash and cash equivalents, end of year	2,512,138	1,097,434

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

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

Effective September 13, 2019, the Company effected a reverse stock split on the basis of 5:1. As such, the Company’s authorized capital was decreased from 100,000,000 shares of common stock, par value $0.001 to 20,000,000 shares of common stock, par value $0.001 and all shares of common stock issued and outstanding were decreased on the basis of one new share for each five old shares. These consolidated financial statements give retroactive effect to such reverse stock split and all share and per share amounts have been adjusted accordingly.

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Destiny Software Productions Inc., MPE Distribution Inc., and Sonox Digital Inc. All inter-company balances and transactions have been eliminated on consolidation.

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

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

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Revenue recognition

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

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Revenue recognition (cont’d.)

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

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Revenue recognition (cont’d.)

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

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Revenue recognition (cont’d.)

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

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Cost of revenue

Cost of revenue primarily consists of personnel costs for our operations service and technical support employees and engineering support staff, cloud infrastructure costs, incremental transaction costs such as merchant and processing fees, and costs of external customer support software and services. In each case, personnel costs include salaries, benefits and any other compensation paid to such staff.

Long-lived assets

Long-lived assets held for use are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of property, equipment and intangible assets may not be fully recoverable. Impairment is measured by a two-step process: Step 1) the carrying amount of the asset is compared with its estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition. If the carrying amount is lower than the undiscounted future cash-flows, no impairment loss is recognized. Step 2) if the carrying amount is higher than the undiscounted future cash-flows then an impairment loss is measured as the difference between the carrying amount and fair value which may be based on internally developed discounted cash flow estimates, quoted market prices, when available, or independent appraisals. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of August 31, 2019, there were no impairment indicators present.

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

During the year ended August 31, 2019, the Company incurred approximately $59,310 (2018: $82,354) in professional legal fees in connection with legal actions against the Company and legal actions initiated by the Company. These costs are expensed as incurred and are recorded as a component of general and administrative expenses.

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

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

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Translation of foreign currencies (cont’d)

Transactions denominated in foreign currencies are translated at the exchange rate in effect on the transaction date. These foreign currency gains and losses are included as a component of general and administrative expenses in the consolidated statements of comprehensive income.

The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. The Company has not entered into contracts for foreign exchange hedges.

Advertising

Advertising costs are expensed as incurred and totaled $12,017 and $3,333 during the years ended August 31, 2019 and 2018, respectively.

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
August 31, 2019 and 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Investment tax credits

The Company uses the flow through method to account for investment tax credits earned on eligible scientific research and development expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense.

Stock based compensation

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Section 718 “Compensation - Stock Compensation”, which establishes accounting for equity based compensation awards to be accounted for using the fair value method. Equity-settled share based payment arrangements are initially measured at fair value at the date of grant and recorded within shareholders’ equity. The fair value at grant date of all share-based payments is recognized as compensation expense over the period for which benefits of services are expected to be derived, with a corresponding credit to shareholders’ equity. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model and estimate the expected forfeiture rate at the date of grant. When awards are forfeited because non-market based vesting conditions are not satisfied, the expense previously recognized is proportionately reversed.

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

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

	Year Ended

	August 31,	August 31,
	2019	2018
Net income	$610,778	$656,270
Weighted average common shares outstanding	11,002,589	11,002,786
Diluted weighted average common shares outstanding	11,002,589	11,002,786

At August 31, 2019, the Company had an aggregate of 290,000 (2018: 326,250) stock options outstanding. Those outstanding options were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income (deficit) consists only of accumulated foreign currency translation adjustments for all years presented.

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Fair value measurement

The book value of cash and cash equivalents, short-term investments, accounts receivable, other receivables, and accounts payable and accrued liabilities approximate their fair values due to the short-term maturity of those instruments. The fair value hierarchy under GAAP is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718), Improvements to Nonemployee Share-based Payments (“ASU 2018-07”). This ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. This standard was effective for the Company beginning on September 1, 2018. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. The adoption of this guidance did not have any material impact on the Company’s consolidated financial statements.

Accounting Standards Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The amendments in this Update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The FASB has also issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvements and ASU 2019-01 “Leases Codification Improvements Codification improvements to Topic 842 (leases)”, which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. ASU 2016-02 will be effective for the Company beginning on September 1, 2019. The new standard will require the Company to recognize a lease asset and an offsetting lease liability of approximately $660,000 in respect of the Company’s office premises lease.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). Financial Instruments—Credit Losses (Topic 326) amends guidance on reporting credit losses for assets held on an amortized cost basis and available-for-sale debt securities. For assets held on an amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this ASU will be effective for the Company on September 1, 2020. The Company is in the process of determining the effect the adoption of this standard will have on its consolidated financial statements.

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Accounting Standards Not Yet Effective (cont’d)

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU will be effective for the Company on September 1, 2019. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The amendments in this ASU will be effective for the Company on September 1, 2020. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions to its consolidated financial statements.

3. SHORT TERM INVESTMENTS

The Company’s short-term investments consists of one-year Guaranteed Investment Certificates with a major Canadian financial institution that earn interest at variable interest rates ranging from 2.35% – 2.36% (2018: 2.15 – 2.50%) .

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

4. PROPERTY AND EQUIPMENT AND INTANGIBLES

		Accumulated	Net book
	Cost	amortization	value
August 31, 2019	$	$	$
Property and equipment
Furniture and fixtures	134,432	107,304	27,128
Computer hardware	242,736	198,990	43,746
Computer software	354,090	223,387	130,703
Leasehold improvements	159,815	100,485	59,330
	891,073	630,166	260,907

Intangibles
Patents, trademarks and lists	421,520	396,825	24,695

		Accumulated	Net book
	Cost	amortization	value
August 31, 2018	$	$	$
Property and equipment
Furniture and fixtures	134,130	102,822	31,308
Computer hardware	226,679	189,724	36,955
Computer software	213,684	203,420	10,264
Leasehold improvements	162,754	81,008	81,746
	737,247	576,974	160,273

Intangibles
Patents, trademarks and lists	412,072	370,600	41,472

Depreciation and amortization for the year ended August 31, 2019 was $96,846 (2018: $105,869)

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

5. STOCKHOLDERS’ EQUITY

Effective September 13, 2019, the Company effected a reverse stock split on the basis of 5:1. As such, the Company’s authorized capital was decreased from 100,000,000 shares of common stock, par value $0.001 to 20,000,000 shares of common stock, par value $0.001 and all shares of common stock issued and outstanding were decreased on the basis of one new share for each five old shares. These consolidated financial statements give retroactive effect to such reverse stock split and all share and per share amounts have been adjusted accordingly.

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

[b] Stock option plans

The Company has a stock option plan, namely the 2015 Stock Option Plan (the “Plan”), under which up to 530,000 shares of common stock, has been reserved for issuance. A total of 240,000 common shares remain eligible for issuance under the Plan. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

5. STOCKHOLDERS’ EQUITY (cont’d.)

[b] Stock option plans (cont’d.)

Stock-Based Payment Award Activity

A summary of option activity under the Plan as of August 31, 2019 and 2018, and changes during the years ended are presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at September 1, 2017	361,250	1.95	4.07	—
Granted	30,000	2.00	4.28	—
Forfeited	(30,000)	2.00	4.27	—
Expired	(35,000)	2.00	—	—
Outstanding at August 31, 2018	326,250	1.95	3.49	—
Granted	30,000	1.52	4.82	—
Forfeited	(40,000)	2.00	3.06	—
Expired	(26,250)	2.00	—	—
Outstanding at August 31, 2019	290,000	1.94	2.96	—
Exercisable at August 31, 2019	260,000	1.94	2.77	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at August 31, 2019.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of August 31, 2019:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
		$
Non-vested options at September 1, 2017	273,333	0.35
Granted	30,000	0.40
Forfeited	(20,000)	0.35
Vested	(160,416)	0.35
Non-vested options at August 31, 2018	122,917	0.35
Granted	30,000	0.35
Forfeited	(6,663)	0.34
Vested	(116,254)	0.42
Non-vested options at August 31, 2019	30,000	0.38

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

5. STOCKHOLDERS’ EQUITY (cont’d.)

[b] Stock option plans (cont’d.)

As of August 31, 2019, there was $42,658 of total unrecognized compensation cost related to non-vested share-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.1 years.

During the year ended August 31, 2019, the total stock-based compensation expense of $41,675 (2018: $54,452) is reported in the statement of comprehensive income as follows:

	2019	2018
	$	$
Stock-based compensation
General and administrative	25,847	32,954
Sales and marketing	7,535	7,930
Research and development	8,293	13,568
Total stock-based compensation	41,675	54,452

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2019	2018
	$	$
Expected term of stock options (years)	3.02	3.02
Expected volatility	75.3%	93.3%
Risk-free interest rate	1.7%	1.9%
Dividend yields	—	—
Weighted average grant date fair value	$0.40	$0.40

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

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

5. STOCKHOLDERS’ EQUITY (cont’d.)

[c] Employee Stock Purchase Plan

The Company’s 2011 Employee Stock Purchase Plan (the “Plan”) became effective on February 22, 2011. Under the Plan, employees of the Company are able to contribute up to 5% of their annual salary into a pool which is matched equally by the Company. Independent directors are able to contribute a maximum of $12,500 each for a combined maximum annual purchase of $25,000. The maximum annual combined contributions will be $400,000. All purchases are made through the Toronto Stock Exchange by a third-party plan agent. The third-party plan agent will also be responsible for the administration of the Plan on behalf of the Company and the participants.

During the year ended August 31, 2019, the Company recognized compensation expense of $61,629 (2018: $58,102) in salaries and wages on the consolidated statement of comprehensive income in respect of the Plan, representing the Company’s employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $1.16 (2018: $1.15) . The shares are held in trust by the Company for a period of one year from the date of purchase.

[d] Warrants

A summary of common stock warrants outstanding as of August 31, 2019, and changes during the year then ended is presented below:

	Number of			Aggregate
	Common	Exercise	Date	Intrinsic
	Shares	Price	of	Value
	Issuable	$	Expiry	$
Outstanding at August 31, 2017	202,000	1.50	October 20, 2017	—
Expired	(202,000)	1.50
Outstanding at August 31, 2018 and August 31, 2019	—	—		—

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

6. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 21.0% and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 27.0% . The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company’s income tax expense is as follows:

	2019	2018
	$	$

Tax at U.S. statutory rates	128,000	138,000

Permanent differences	2,000	1,000
Stock option compensation	11,000	11,000
Effect of higher foreign tax rates in Canada	47,000	52,000
Effect of research tax credits claims filed in respect of prior years	(361,000)	29,000
Effect of a change in statutory tax rates	—	443,000
Foreign exchange and other adjustments	(73,000)	190,000
Recovery of previously unrecognized tax assets	—	(233,000)
Change in valuation allowance	246,000	(631,000)
Provision for deferred income taxes	—	—

Included in other adjustments and change in valuation allowance for the year ended August 31, 2019 is $33,000 (2018: $(74,000)) for the effect of changes in foreign exchange rates and $(74,000) (2018: $115,000) in respect of a change in estimates and provisions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which realization is not likely to occur.

Significant components of the Company’s deferred tax assets as of August 31 are as follows:

	2019	2018
	$	$
Deferred tax assets:
Net operating loss carryforwards	886,000	789,000
Excess of book over tax depreciation	884,000	729,000
Tax Credit Carryforwards	1,013,000	1,019,000
Total deferred tax asset	2,783,000	2,537,000
Valuation allowance	(2,783,000)	(2,537,000)
Net deferred tax asset	—	—

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

6. INCOME TAXES (Cont’d)

Net income (loss) before income tax by geographic region is as follows:

	2019	2018
	$	$
United States	(118,503)	(166,037)
Canada	729,281	822,307
	610,778	656,270

If not utilized to reduce future taxable income, the Company’s net operating loss carryforwards will expire as follows:

	Canada	United States
	$	$
2021 and thereafter	—	4,217,000
	—	4,217,000

If not utilized to reduce future taxable payable, the Company’s investment tax credit carryforwards will expire as follows:

	Canada	United States
	$	$
2029 and thereafter	1,233,000	—
	1,233,000	—

21

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

7. COMMITMENTS

The Company entered into a new lease agreement commencing July 1, 2017 and expiring June 30, 2022 for the same premise consisting of approximately 6,600 square feet. The Company has fiscal year payments committed as follows:

$

2020	256,225
2021	261,618
2022	223,200

During the year ended August 31, 2018, the Company became entitled to a leasehold improvement allowance from its landlord in the amount of $45,341, in connection with certain office leasehold improvements completed. This amount was recorded as a deferred leasehold inducement and is being amortized against rent expense over the remaining term of the lease.

During the year ended August 31, 2019 the Company recorded rent expense of $244,992 (2018 - $256,058) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of comprehensive income. The total rent commitment, net of the leasehold improvement allowance, is being amortized to rent expense on a straight-line basis over the term of the lease.

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

22

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

9. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	2019	2018
	$	$

Play MPE®
United States	1,658,603	1,527,868
Europe	1,784,821	1,721,654
Australia	309,291	289,042
Total Play MPE® Revenue	3,752,715	3,538,564

Clipstream ®
United States	56,377	67,907
Total Clipstream ® Revenue	56,377	67,907

Total Revenue	3,809,092	3,606,471

Revenue in the above table is based on location of the customer’s billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the year ended August 31, 2019, the Company generated 41% of total revenue from one customer [2018 - 42%].

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at August 31, 2019, two customers represented $233,549 (70%) of the trade receivables balance [2018 – one customer represented $102,313 (25%)].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

10. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period's presentation. These reclassifications did not affect prior periods' net earnings.

23

Destiny Media Technologies Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

11. SUBSEQUENT EVENTS

On September 13, 2019, the Company commenced a Normal Course Issuer Bid (“NCIB”), pursuant to which the Company may purchase up to a maximum of 550,140 shares of common stock in the capital of the Company, representing approximately 5% of the then-outstanding common stock. Purchases pursuant to the NCIB will be made from time to time by RBC Dominion Securities Inc. on behalf of the Company through the facilities of the TSX Venture Exchange at the market price at the time of purchase, subject to daily limits and compliance with the applicable rules of the TSX Venture Exchange and Canadian securities laws. Shares purchased will be paid for with cash available from the Company's working capital.

Subsequent to August 31, 2019, an aggregate of 97,100 repurchased shares were returned to the Company’s treasury and retired.

24

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of August 31, 2019.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2019 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal controls over financial reporting were effective as of August 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended August 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to August 31, 2019, our Chief Financial Officer resigned, to be effective November 30, 2019. Where internal controls rely on a separation of duties between the CEO and the CFO, our internal controls may be temporarily affected in that respect subsequent to November 30, 2019.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Frederick Vandenberg	Director, President, Corporate Secretary, Chief	51	CEO since June 2017
	Executive Officer		CFO since July 2007
Hyonmyong Cho(1)	Chairman of the Board, Director	47	February 2017
Samuel Jay Graber(1)	Director	58	February 2017
Dave Summers(1)	Director	49	February 2019
Sandra Boenisch	Chief Financial Officer and Treasurer	38	December 15, 2017

(1) Member of our Audit Committee

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Fred Vandenberg, B. Comm. MBA, CPA, CA Mr. Vandenberg has been our Chief Executive Officer since June 2017 and was our Chief Financial Officer from July 2007 to December 2017. Mr. Vandenberg's core responsibilities include strategic planning and coordinating strategic planning, marketing and product development functions of the Company.

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

Dr. David Summers Ph.D. BSc. MBA, Since 2016, Dr. Summers is currently a business development and technology commercialization consultant. From 2008 through 2016, Dr. Summers was a director for Chemetics Inc., a global leader in technology-based engineering design for the pulp & paper, and mining & minerals industries. Dr. Summers was responsible for technology development, the electrolyzer business group, and global technical customer service. From 2007 to 2008 Dr. Summers was Vice President, Business Operations for Carbon Credit Corp, a private technology and consulting company. In this role, Dr. Summers helped position the company for acquisition by Ledcor Group. From 1998 to 2007 Dr. Summers worked at Ballard Power Systems, where he spent ten years in progressively senior leadership positions in Research and Development, Product Development and Business Development. He is the author of 12 publications and 5 patents. Dr. Summers holds a Bachelor of Science degree (honours chemistry) from Queen’s University, a Ph.D. in Chemistry from the University of British Columbia, and a dual Masters of Business Administration degree from Queen’s University and Cornell University’s Johnson School.

Sandra Boenisch, CPA, CGA. Ms. Boenisch has been our Chief Financial Officer since December 2017. Ms. Boenisch is a Chartered Professional Accountant (CPA, CGA) with over 15 years of accounting, audit, and financial reporting experience in a variety of industries, both in the United States and Canada. Ms. Boenisch was an independent consultant, providing financial reporting services to a range of public companies in the United States and Canada from January 2012 to December 2017. From 2008 until 2012, Ms. Boenisch was employed at BDO Canada LLP (Vancouver, BC) where she was a Manager, Audit Assurance. Ms. Boenisch specialized in managing assurance engagements for public companies in the United States and Canada. Prior to that, Ms. Boenisch worked for another public accounting firm from 2001 to 2008. As an independent consultant, Ms. Boenisch acquired considerable experience in finance, governance, and regulatory compliance. She holds a B.Comm. from Laurentian University.

ELECTION OF DIRECTORS AND OFFICERS

Our directors are elected by our shareholders at our annual general meetings. Each director holds office until our next annual general meeting or until the director resigns or is removed in accordance with our bylaws. We do not have a classified Board of Directors.

Our officers serve at the discretion of our Board of Directors.

AUDIT COMMITTEE

Our audit committee currently consists of Dr. David Summers, Mr. Hyonmyong Cho and Mr. Samuel Jay Graber. Each of Mr. Summers, Mr. Cho and Mr. Graber are non-employee directors of the Company and are considered independent as that term is defined by TSX rules and NASDAQ 5605(a)(2) and the applicable rules of the Securities and Exchange Commission. Our Board of Directors has currently designated Mr. Summers and Mr. Cho as "audit committee financial experts" as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are capable of analyzing and evaluating our financial statements and understanding internal controls over financial reporting.

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

Based solely on our review of the copies of such forms received by us, or written representations that no filings were required, we believe that during the fiscal year ended August 31, 2019 all such filing requirements were complied with.

CODE OF ETHICS

The Company’s code of ethics is available on our website at http://www.dsny.com/code-of-ethics

We have adopted a code of ethics that applies to our principal executive officer, principle financial and accounting officer, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers other than the principle executive officer who were serving as executive officers at the end of the year ended August 31, 2019; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended August 31, 2019, who we will collectively refer to as our “named executive officers”, of our company for the years ended August 31, 2019 and 2018, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer and the Chief Financial Officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Other Annual Compen- sation ($) (2)	Total ($)
Frederick Vandenberg (3) Director, President, Chief Executive Officer, and former Chief Financial Officer	2019 2018	158,466 164,430	Nil 24,665	Nil Nil	Nil Nil	6,298 18,666	164,764 207,761
Sandra Boenisch (3) Chief Financial Officer	2019 2018	113,190 97,875	Nil Nil	Nil Nil	Nil 11,905	3,537 5,873	116,727 115,653

(1)	Option awards shown here represent the aggregate grant date fair value of all options granted.
(2)

The value of prerequisites and other personal benefits, securities and property for the individuals included in the summary compensation table that does not exceed $10,000 is not reported herein. Other compensation includes participation in the employee share purchase plan described below under long term incentive plans.

(3)

Compensation is stated in United States dollars. Where compensation was provided in Canadian dollars, compensation is based on an exchange rate of 0.7546 US dollars for each 1.00 Canadian dollar during the 2019 fiscal year and 0.783 US dollars for each 1.00 Canadian dollar during the 2018 fiscal year.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our named executive officers that were outstanding as of August 31, 2019.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Frederick Vandenberg	80,000	Nil	N/A	2.00	July 6, 2022	N/A	N/A	N/A	N/A
Sandra Boenisch	8,750 17,500	1,250 2,500	N/A N/A	1.05 1.75	Dec 13, 2022 Dec 13, 2022	N/A N/A	N/A N/A	N/A N/A	N/A N//A

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

Additionally, the Company has  the 2015 Stock Option Plan, under which up to 530,000 shares of the common stock, have been reserved for issuance. As at August 31, 2019, an aggregate of 240,000 common shares remained eligible for issuance under the plan. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings. In addition, our directors are eligible for grants of options to purchase shares of our common stock at the discretion of our Board of Directors.

The following table summarizes compensation paid to all of our directors who were not our named executive officers during the fiscal year ended August 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Hyonmyong Cho	Nil	Nil	Nil	Nil	Nil
Samuel Jay Graber	Nil	Nil	Nil	$12,500	$12,500
David Summers	Nil	Nil	Nil	$10,417	$10,417

(1) Other compensation includes participation in the employee share purchase plan described below under long term incentive plans.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 15, 2019 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS:
Common Stock	Hyonmyong Cho Director, Chairman of the Board c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	533,988 (2)	4.9%
Common Stock	Samuel Jay Graber Director c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	160,806 (3)	1.5%
Common Stock	Frederick Vandenberg President, Chief Executive Officer, and Corporate Secretary c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	305,028(4)	2.8%
Common Stock	David Summers Director c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	23,381(5)	*
Common Stock	Sandra Boenisch Chief Financial Officer c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	45,984(6)	*
Common Stock	All Officers and Directors as a Group (4 persons)	1,069,187	9.5%

Common Stock	Mark A. Graber 56 Oakwell Farms Parkway San Antonio, TX 78218	1,081,903(7)	9.9%
Common Stock	Steven Vestergaard Suite 695 – 350 Centre Road Lions Bay, BC, V0N 2E0	2,201,223(8)	20.2%

*	Less than one percent (1%)

(1)

Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of such shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 15, 2019. As of November 15, 2019, there were 10,903,696 shares of our common stock issued and outstanding.

(2)

Consists of 142,735 shares held by Mr. Cho and 45,000 shares that may be acquired upon the exercise of stock options held by Mr. Cho within 60 days of November 15, 2019 and includes 346,253 shares held through Mr. Cho's indirect pecuniary ownership held through Greenlaw International LP, a Delaware limited partnership (the "Fund"), and Greenlaw International GP LLC, a Delaware limited liability company and the general partner of the Fund which has the right to receive an allocation of a portion of the profits of the Fund.

(3)

Consists of 112,826 shares held by Mr. Graber, 2,980 shares held by Mr. Graber’s spouse, and 45,000 shares that may be acquired upon the exercise of stock options held by Mr. Graber within 60 days of November 15, 2019.

(4)	Consists of 225,028 shares held by Mr. Vandenberg and 80,000 shares that are acquirable upon the exercise of stock options held by Mr. Vandenberg within 60 days of November 15, 2019.

(5)	Consists of 23,381 shares held by Mr. Summers.

(6)	Consists of 15,984 shares held by Ms. Boenisch and 30,000 shares that are acquirable upon the exercise of stock options held by Ms. Boenisch within 60 days of November 15, 2019.

(7)

Consists of (i) 989,703 shares of the Company’s common stock directly held by Mark Graber; (ii) 86,200 shares beneficially owned by Four Star Investments, a Texas partnership over which Mr. Graber has shared voting and disposition power; and (iii) 6,000 shares held by Mr. Graber’s spouse.

(8)

The share ownership disclosed herein has been calculated based on the latest filings by Mr. Vestergaard under Section 16(a) of the Securities Exchange Act of 1934. The Company has not been able to confirm the amount with Mr. Vestergaard including any ownership under Rule 13d-3 of the Securities Exchange Act of 1934.

EQUITY COMPENSATION PLAN INFORMATION

We have an equity compensation plans, namely the 2015 Stock Option Plan (the “Plan”), under which up to 530,000 shares of our common stock, have been authorized for issuance to our officers, directors, employees and consultants. The Plan has not been approved by the Company’s stockholders. The following summary information is presented for our Plan of August 31, 2019.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	290,000 Shares of Common Stock	$1.85 per Share	240,000 Shares of Common Stock
Total	290,000 Shares of Common Stock		240,000 Shares of Common Stock

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

SHARE ISSUANCES

None.

All of our non-employee directors are our independent directors as that term is defined by TSX rules and NASDAQ 5605(a)(2) and the applicable rules of the Securities and Exchange Commission.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Our current sole principal independent registered public accountant, Davidson & Company LLP, provided audit and other services during the year ended August 31, 2019 and the year ended August 31, 2018 as follows:

Davidson & Company LLP
	2019	2018
Audit Fees	$47,540	$-
Audit Related Fees	-	-
Tax Fees	7,060	-
All Other Fees	-	-
Total Fees	$54,600	$-

Our former sole principal independent registered public accountant, BDO Canada LLP, provided audit and other services during the year ended August 31, 2019 and the year ended August 31, 2018 as follows:

BDO Canada LLP
	2019	2018
Audit Fees	$13,400	$89,248
Audit Related Fees	-	-
Tax Fees	-	7,477
All Other Fees	-	-
Total Fees	$13,400	$96,725

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

Of the total aggregate fees paid by us to our accountants during the fiscal years ended August 31, 2019 and 2018, 100% and 100% of the aggregate fees, respectively, were approved by the audit committee pursuant to the de minimis exception provided by Section (c)(7)(i)(C) of Rule 2-01 of Regulations S-X.

The audit committee has considered the nature and amount of the fees billed by Davidson & Company LLP and BDO Canada LLP, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Davidson & Company LLP and BDO Canada LLP's independence.

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

LIST OF DOCUMENTS FILED AS PART OF THE REPORT

The following documents are filed as part of this report:

(a)(1) Financial Statements:

1.	Report of Independent Registered Public Accounting Firm – Davidson & Company LLP;

2.	Report of Independent Registered Public Accounting Firm – BDO Canada LLP;

3.	Consolidated Balance Sheets;

4.	Consolidated Statements of Comprehensive Income (loss);

5.	Consolidated Statements of Cash Flows;

6.	Consolidated Statement of Changes in Stockholders’ Equity; and

7.	Notes to the Consolidated Financial Statements.

(a)(2) Financial Statement Schedules:

(a)(3)	Exhibits:

3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 8, 2014).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit B to the Plan of Conversion as filed in our Definitive Proxy Statement on Form DEF14A on August 18, 2014)

3.3	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 13, 2019)

4.1*	Description of Capital Stock

4.2*	2015 Stock Option Plan

10.1†	Employee Stock Purchase Plan (incorporated by reference to our Other Definitive Proxy Statements on Form DEF 14A filed on February 04, 2011).

21.1*	Subsidiaries of the Registrant.

24*	Power of Attorney (included in Signature pages)

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

100*	XBRL-Related Documents

101*	Interactive Data File

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
Date: November 15, 2019

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
Date: November 15, 2019

By:	/s/Sandra Boenisch
Sandra Boenisch, CPA, CGA
Chief Financial Officer, Treasurer
(Principal Financing and Accounting Officer)
Date: November 15, 2019

By:	/s/ Hyonmyong Cho
Hyonmyong Cho
Director
Date: November 15, 2019

By:	/s/ Samuel Jay Graber
Samuel Jay Graber
Director
Date: November 15, 2019

By:	/s/ David Summers
David Summers
Director
Date: November 15, 2019