Form 10-Q
period 2019-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2020-01-15
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

________________________________________________________________________________________
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
[X]Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant's common stock, par value $0.001, as of January 8, 2020 was 10,567,241.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Financial Statements

Destiny Media Technologies Inc.

(Unaudited) November 30, 2019

(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)
Unaudited

As at,
	November 30,	August 31,
	2019	2019
	$	$

ASSETS
Current
Cash and cash equivalents	1,545,080	2,512,138
Short-term investments [note 3]	1,138,375	380,056
Accounts receivable, net of allowance for doubtful accounts of $10,113 [August 31, 2019 – $10,106] [note 9]	416,870	332,271
Other receivables	11,411	14,240
Prepaid expenses	69,882	77,067
Total current assets	3,181,618	3,315,772
Deposits	33,739	33,716
Property and equipment, net [note 4]	270,424	260,907
Intangible assets, net [note 4]	20,579	24,695
Right of use asset [note 5]	559,635	—
Total assets	4,065,995	3,635,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	203,335	132,451
Accrued liabilities	269,373	303,470
Deferred leasehold inducement	—	46,774
Deferred revenue	15,274	23,388
Current portion of operating lease liability [note 7]	216,645	—
Total current liabilities	704,627	506,083
Operating lease liability, net of current portion [note 7]	393,104	—
Total liabilities	1,097,731	506,083

Commitments and contingencies [notes 7 and 8]

Stockholders’ equity
Common stock, par value $0.001 [note 6]
Authorized: 20,000,000 shares
Issued and outstanding: 10,702,041 shares
[August 31, 2019 – issued and outstanding 11,000,786 shares]	10,702	11,001
Additional paid-in capital [note 6]	9,576,694	9,850,348
Accumulated deficit	(6,228,825)	(6,340,483)
Accumulated other comprehensive loss	(390,307)	(391,859)
Total stockholders’ equity	2,968,264	3,129,007
Total liabilities and stockholders’ equity	4,065,995	3,635,090

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(Expressed in United States dollars)

Unaudited

Three months ended November 30,
	2019	2018
	$	$

Service revenue [note 10]	1,045,856	984,019

Cost of revenue
Hosting costs	26,617	29,957
Internal engineering support	6,847	7,371
Customer support	39,371	28,247
Third party and transaction costs	12,447	10,595

	85,282	76,170

Gross Margin	960,574	907,849

Operating expenses
General and administrative	219,503	171,675
Sales and marketing	283,756	211,153
Product development	319,974	290,641
Depreciation and amortization	32,072	20,624
	855,305	694,093
Income from operations	105,269	213,756
Other income
Interest income	6,389	6,434

Net income	111,658	220,190

Foreign currency translation adjustments	1,552	(49,085)

Total comprehensive income	113,210	171,105

Net income per common share, basic and diluted	0.01	0.02

Weighted average common shares outstanding:
Basic	10,954,603	11,002,786
Diluted	10,954,603	11,002,786

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in United States dollars)

Unaudited

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	loss
	#	$	$	$	$	$
Balance, August 31, 2018	11,002,786	11,003	9,810,676	(6,951,261)	(353,642)	2,516,776
Total comprehensive income	—	—	—	220,190	(49,085)	171,105
Stock based compensation [note 6]	—	—	12,053	—	—	12,053
Balance, November 30, 2018	11,002,786	11,003	9,822,729	(6,731,071)	(402,727)	2,699,934

Balance, August 31, 2019	11,000,786	11,001	9,850,348	(6,340,483)	(391,859)	3,129,007
Shares issued for rounding purposes in connection with reverse split	10	—	—	—	—	—
Shares repurchased for retirement	(298,755)	(299)	(291,590)	—	—	(291,889)
Total comprehensive income	—	—	—	111,658	1,552	113,210
Stock based compensation [note 6]	—	—	17,936	—	—	17,936
Balance, November 30, 2019	10,702,041	10,702	9,576,694	(6,228,825)	(390,307)	2,968,264

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended November 30,	(Expressed in United States dollars)
	2019	2018
	$	$

OPERATING ACTIVITIES
Net income	111,658	220,190
Items not involving cash:
Depreciation and amortization	32,072	20,624
Stock-based compensation	17,936	12,053
Amortization of right of use assets	3,325	—
Deferred leasehold inducement	—	(735)
Unrealized foreign exchange	(5,417)	(6,385)
Changes in non-cash working capital:
Accounts receivable	(84,789)	56,985
Other receivables	2,840	(6,158)
Prepaid expenses and deposits	7,203	16,035
Accounts payable	5,126	40,614
Accrued liabilities	4,461	(80,884)
Deferred revenue	(8,170)	(8,073)
Net cash provided by operating activities	86,245	264,266

INVESTING ACTIVITIES
Acquisition of short-term investments	(756,372)	—
Purchase of property, equipment and intangibles	(10,231)	(7,215)
Net cash used in investing activities	(766,603)	(7,215)

FINANCING ACTIVITY
Repurchase of common stock for retirement	(291,889)	—
Net cash used in financing activity	(291,889)	—

Effect of foreign exchange rate changes on cash	5,189	(23,420)

Net decrease in cash and cash equivalents during the period	(967,058)	233,631
Cash and cash equivalents, beginning of period	2,512,138	1,097,434
Cash and cash equivalents, end of period	1,545,080	1,331,065

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2019 are not necessarily indicative of the results that may be expected for the year ended August 31, 2020.

The balance sheet at August 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 2019.

3. SHORT TERM INVESTMENTS

The Company’s short-term investments consists of one-year Guaranteed Investment Certificates with a major Canadian financial institution that earn interest at variable interest rates ranging from 2.35% – 2.36%.

4. PROPERTY AND EQUIPMENT AND INTANGIBLES

		Accumulated	Net book
	Cost	amortization	value
	$	$	$
November 30, 2019
Property and equipment
Furniture and fixtures	134,523	108,733	25,790
Computer hardware	251,885	202,767	49,118
Computer software	381,272	239,887	141,385
Leasehold improvement	159,922	105,791	54,131
	927,602	657,178	270,424
Intangibles
Patents, trademarks and lists	422,753	402,174	20,579

		Accumulated	Net book
	Cost	amortization	value
August 31, 2019	$	$	$
Property and equipment
Furniture and fixtures	134,432	107,304	27,128
Computer hardware	242,736	198,990	43,746
Computer software	354,090	223,387	130,703
Leasehold improvements	159,815	100,485	59,330
	891,073	630,166	260,907
Intangibles
Patents, trademarks and lists	421,520	396,825	24,695

Depreciation and amortization for the three months ended November 30, 2019 was $32,072 (2018: $20,624)

5. RIGHT OF USE

On adoption of ASC 842, Lease Accounting, the Company recognized right-of-use assets, and a corresponding increase in lease liabilities (note 7), in the amount of $660,185 which represented the present value of future lease payments using a discount rate of 8% per annum. The Company adopted the modified retrospective approach on adopting the ASC 842 and accordingly the adoption was made effective September 1, 2019, with no restatement of the prior year comparatives.

During the three months ended November 30, 2019, the Company recorded a lease expense of $54,158 related the depreciation of right-of-use assets.

Supplemental cash flow information related to lease was as follows:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$63,725
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$559,635
Weighted-average discount rate – operating leases	8%

6. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

Effective September 16, 2019, the Company commenced a Normal Course Issuer Bid, pursuant to which the Company may purchase up to a maximum of 550,140 common shares, through the TSX Venture Exchange (the “TSX”) at the market price at the time of purchase, subject to daily limits and compliance with the applicable rules of the TSX and Canadian securities laws. During the three months ended November 30, 2019, the Company repurchased and cancelled 298,755 common shares for $291,889.

[b] Stock option plans

The Company has a stock option plan, namely the 2015 Stock Option Plan (the “Plan”), under which up to 530,000 shares of common stock, has been reserved for issuance. A total of 83,750 common shares remain eligible for issuance under the Plan. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

6. STOCKHOLDERS’ EQUITY (cont’d.)
[b] Stock option plans (cont’d.)

Stock-Based Payment Award Activity

A summary of option activity under the Plans as of November 30, 2019, and changes during the period then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at August 31, 2019	290,000	1.94	2.96	—
Granted	140,000	1.36	5.00	—
Forfeited	(50,000)	1.86	2.20	—
Outstanding at November 30, 2019	380,000	1.38	3.57	—
Exercisable at November 30, 2019	217,500	1.43	2.64	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at November 30, 2019.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of November 30, 2019 and changes during the period then ended:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
		$
Non-vested options at August 31, 2019	30,000	0.38
Granted	140,000	0.49
Vested	(7,500)	0.33
Non-vested options at November 30, 2019	162,500	0.48

As of November 30, 2019, there was $66,504 of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.83 years.

6. STOCKHOLDERS’ EQUITY (cont’d.)
[b] Stock option plans (cont’d.)

During the three months ended November 30, 2019, the total stock-based compensation expense of $17,936 (2018: $12,053) is reported in the statement of comprehensive income as follows:

	2019	2018
	$	$
Stock-based compensation
General and administrative	9,258	7,151
Sales and marketing	6,100	2,451
Product development	2,578	2,451
Total stock-based compensation	17,936	12,053

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option- pricing model based on the following assumptions:

	2019	2018
	$	$
Expected term of stock options (years)	3.25	—
Expected volatility	116.2%	—
Risk-free interest rate	1.3%	—
Dividend yields	—	—
Weighted average grant date fair value	$0.49	—

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

[c] Employee Stock Purchase Plan

The Company’s 2011 Employee Stock Purchase Plan (the “Plan”) became effective on February 22, 2011. Under the Plan, employees of the Company are able to contribute up to 5% of their annual salary into a pool which is matched equally by the Company in order to purchase Company shares under certain terms. Directors are able to contribute a maximum of $12,500 each for a combined maximum annual purchase of $25,000. The maximum annual combined contributions will be $400,000. All purchases are made through the Toronto Stock Exchange by a third-party plan agent. The third-party plan agent is also responsible for the administration of the Plan on behalf of Destiny and the participants.

6. STOCKHOLDERS’ EQUITY (cont’d.)
[c] Stock option plans (cont’d.)

During the three months ended November 30, 2019, the Company recognized compensation expense of $13,132 (2018: $10,683) in salaries and wages on the consolidated statement of comprehensive income in respect of the Plan, representing the Company’s employee matching of cash contributions to the Plan. The shares were purchased on the open market at an average price of $0.98 (2018: $0.95). The shares are held in trust by the Company for a period of one year from the date of purchase.

7. COMMITMENTS

The Company has entered into a lease agreement expiring June 30, 2022 for office premise consisting of approximately 6,550 square feet. The Company is committed to lease payments as follows:

Fiscal year ending August 31,	$
2020	192,506
2021	261,795
2022	223,351
Total lease payments payable	677,652
Less; amounts representing interest	(67,903)
Total operating lease liability	609,749
Less; current portion of operating lease liability	(216,645)
Long term portion of operating lease liability	393,104

During the three months ended November 30, 2019 the Company incurred depreciation expense of $54,158 (2018 - $61,583) in connection with its office premises lease, which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of comprehensive income.

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

The Company adopted ASU No. 2016-02 as of September 1, 2019 using the modified retrospective approach wherein entities are permitted to apply the new lease standard at adoption date with no effect to the opening balance of retained earnings in the period of adoption. Accordingly, all periods prior to September 1, 2019 were presented in accordance with the previous ASC Topic 840, Leases, with no retrospective adjustments to the comparative periods presented.

In accordance with ASC Topic 842, Leases, the Company determines, at the inception of a contract, if the arrangement is a lease and whether it meets the classification criteria for a finance or operating lease. Right of use (ROU) assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. ROU assets also include any advance lease payments and are net of lease incentives. Where the operating leases do not provide an implicit rate, the Company estimates its incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Operating fixed lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term.

Further, as permitted by the standard, the Company made an accounting policy election to not record right of use assets or lease liabilities with a term of 12 months or less. Instead, consistent with legacy accounting guidance, the Company will recognize payments for such leases in the consolidated statement of operations on a straight-line basis over the lease term.

The adoption of this standard on September 1, 2019, resulted in the recognition of additional assets of $613,408 and liabilities of $660,185 upon adoption on its accompanying condensed consolidated balance sheet. The new standard did not have a material impact on the Company’s results of operations or cash flows.

7

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	2019	2018
	$	$

Play MPE®
United States	485,212	455,225
Europe	462,441	429,996
Australia	82,586	84,207
Total Play MPE® Revenue	1,030,239	969,428

Clipstream ®
United States	15,617	14,591
Total Clipstream ® Revenue	15,617	14,591

Total Revenue	1,045,856	984,019

Revenue in the above table is based on location of the customer’s billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the three months ended November 30, 2019, the Company generated 38% of total revenue from one customer [2018 - 37%].

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at November 30, 2019, two customers represented $238,011 (57%) of the trade receivables balance [August 31, 2019 – two customers represented $233,549 (70%)].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

11. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period's presentation. These reclassifications did not affect prior periods' net earnings.

8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the accompanying financial statements and notes thereto included within this Quarterly Report on Form 10-Q.  In addition to historical information, the information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors described in this Quarterly Report, including the risk factors under "Item 1A. Risk Factors." of part II, and, from time to time, in other reports the Company files with the Securities and Exchange Commission. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements or disclose any difference between its actual results and those reflected in these statements. Such information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW AND CORPORATE BACKGROUND

Destiny Media Technologies Inc. was incorporated in August 1998 under the laws of the State of Colorado and the corporate jurisdiction was changed to Nevada effective October 8, 2014. We carry out our business operations through our wholly owned subsidiary, Destiny Software Productions Inc., a British Columbia company that was incorporated in 1992, MPE Distribution, Inc. a Nevada company that was incorporated in 2007 and Sonox Digital Inc. incorporated under the Canada Business Corporations Act in 2012. The "Company", "Destiny Media", "Destiny", "we" or "us" refers to the consolidated activities of all four companies.

Our principal executive office is located at Suite 1110, 885 West Georgia Street, Vancouver, British Columbia V6C 3E8. Our telephone number is (604) 609-7736 and our facsimile number is (604) 609-0611.

Our common stock trades on TSX Venture Exchange in Canada under the symbol "DSY", on the OTCQB U.S. ("OTCQB") under the symbol "DSNY", and on various German exchanges (Frankfurt, Berlin, Stuttgart and Xetra) under the symbol DME, WKN 935 410.

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

Play MPE®

Play MPE® is a two sided marketplace platform that enables music labels and artists to create and distribute promotional content and musical assets on the one side, and music broadcasting professionals, music curators and music reviewers to discover, listen to, download and consume, on the other.  Play MPE® is a cloud-based enterprise SaaS product.

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

Our customers range from small independent artists, small to large independent record labels ("Indies"), to promoters, and to the world's largest record labels (the "Major Record Labels") (Universal Music Group, Warner Music Group and Sony Music Entertainment).  Our Major Record Label clients have offices around the world and typically represent the world's largest recording artists.  All three Major Record Labels, and thousands of Indies use Play MPE® for promotional distribution.

Play MPE® provides a wide array of features which provide efficient access to a promotional hub of activity.  Client characteristics determine which features are of greater interest with the active promotional recipients being of common interest to all clients. Major Labels can take advantage of the platform's more powerful and efficiency producing features including tiered rights, permissions-based user profiles, integration with database archives, release sharing with foreign territories etc.  For example, some customer staff may manage assets (album cover imagery, music videos, the raw music, promotional information and other metadata), while others manage hierarchical permission-based lists of recipients.  These more powerful features are unique to the Play MPE® platform.

The release dates for music can be dependent on the territory and, where administrative settings permit, local promotions staff may generate a localized distribution of the song with modified marketing information in the local language. Local staff may select pre-existing assets from the system and combine them together with a local recipient lists to form a "send". Our customers also choose the level of access for the recipients assigned to the release by designating whether the release can be streamed, downloaded, exported into an unlocked digital format or burned to a CD.

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

All exported songs are marked in real time with Destiny's watermark technology, which has received three US patents and a number of analogous patents globally. From information provided by Play MPE®, songs appearing on the internet can be scanned by the International Federation of the Phonographic Industry's ("IFPI"). Headquartered in London, UK, the IFPI is the organization that represents the interests of the recording industry worldwide and one of its missions is to safeguard the rights of record producers. IFPI web crawlers visit torrents, peer to peer networks and websites searching for unauthorized content. When problem files are identified, the IFPI can run proprietary software to identify Play MPE®'s unique watermark to identify the originating source.

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

Play MPE® browser-based tools are accessible on any computer without installation, access to both Mac and PC users. The tool provides release sharing capabilities, to facilitate faster more user-friendly sharing of assets by our global label customers. Finally, it also allows for easy translation into multiple languages to accelerate international expansion.

We continue to invest in additional development of Play MPE® Version 8 and related tools and applications. In July 2018, we integrated with Aspen, an archival system used by one of our key customers, Universal Music Group (UMG).  This integration provided improved efficiencies in UMG's daily workflow. In March 2019, we announced a new integration of Play MPE® with Nielsen's BDSradio, which provides Nielsen Music users with an instant gateway into Play MPE®'s extensive release catalog and high-quality content directly from the BDSradio platform.

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

Given the current music promotion and discovery landscapes, we plan to expand Play MPE®'s reach more broadly from its current service offerings. We believe there is great business value in integrating our Play MPE® service into additional workflows which are already a part of our customers' daily routine, so that we eventually are the entire software ecosystem for our customers.

Clipstream®

The Company also has a legacy business, Clipstream®, in the online video industry for which it is pursuing strategic alternatives. The Clipstream® Online Video Platform (OVP) is a self-service system, for encoding, hosting and reporting on video playback which can be embedded in third party websites or emails. Playback is currently through the Company's proprietary JavaScript codec engine, which is only available on the internet through the Company.  The unique software-based approach to rendering video, is protected by over two dozen patents claiming initial priority to 2011.  This product is marketed in a limited way and has incidental revenues.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2019 AND NOVEMBER 30, 2018

Revenue

Total revenue for the three months ended November 30, 2019 increased by 6.3% over the comparable quarter in fiscal 2019, to $1,045,856 (2018 - $984,019).

Play MPE® revenue, which accounted for 99% of the Company's revenue (2018 - 99%) and increased by 6.3% over the comparable quarter in fiscal 2018. Removing the effect of foreign exchange fluctuations from revenue derived in foreign currencies, our Play MPE® revenue growth was 8.5% for the three months ended November 30, 2019 compared to the same quarter in fiscal 2019.

The increase in revenue for the three-month period was derived from all territories in which the Company operates, including the United States, Europe, and Australia, and was largely driven by an increase in revenue from our Indie labels of 10.9% on a global basis over the comparative three-month period.

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

Operating costs during the three months ended November 30, 2019 increased by 23.2% to $855,305 (2018 - $694,093). This increase is primarily the result of an increase in staffing costs.  Salaries and wages increased by 20.2 % over the comparative quarter, as a result of additions to our marketing and business development staff, and product development staff.

General and Administrative	30-Nov	30-Nov
	2019	20018
	(3 months)	(3 months)	Change	Change
	$	$	$	$
Bad Debt	-	2,651	(2,651)	-100.0%
Office and miscellaneous	45,512	30,269	15,243	50.4%
Foreign exchange (gain) loss	2,944	(11,695)	14,639	-125.2%
Professional fees	59,599	54,009	5,590	10.4%
Rent	6,304	8,543	(2,239)	-26.2%
Telecommunications	560	817	(257)	-31.5%
Travel	3,056	1,041	2,015	193.6%
Wages and benefits	101,528	86,040	15,488	18.0%
	219,503	171,675	47,828	27.9%

Our general and administrative expenses consist of salaries and related personnel costs including overhead, office rent, and general office supplies. General and administrative costs also include professional fees and general travel expenditures. The increase in wages and benefits is attributable to one-time stock option compensation charges.

Sales and marketing	30-Nov	30-Nov
	2019	20018
	(3 months)	(3 months)	Change	Change
	$	$	$	$
Advertising and marketing	48,256	26,588	21,688	81.5%
Rent	31,721	23,744	7,977	33.6%
Telecommunications	3,135	4,257	(1,122)	-26.4%
Wages and benefits	200,644	156,564	44,080	28.2%
	283,756	211,153	72,603	34.4

 Sales and marketing expenses consist of salaries and related personnel costs including overhead, office rent, and telecommunications costs.  Sales and marketing expenses also include advertising and marketing expenditures, which consist of promotional materials, online or print advertising, business development tools, and marketing or business development related travel costs including attendance at conference or trade shows, and record label and client visits. The increase in staffing costs relates to the addition of marketing and business development staff.  The increase in advertising and marketing expenses is related to increase travel expenditures for our staff to attend label visits and industry events.

Product Development	30-Nov	30-Nov
	2019	20018
	(3 months)	(3 months)	Change	Change
	$	$	$	$
Rent	29,339	29,296	21,668	81.5%
Software services	17,420	23,744	7,977	33.6%
Telecommunications	19,203	4,257	(1,122)	-26.4%
Wages and Benefits	254,012	156,564	44,080	28.2%
	319,974	211,153	72,603	34.4%

 Product development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase in wages and benefits is related to an increase in staffing in product development during the quarter.

Depreciation and Amortization

Depreciation and amortization expense increased to $32,072 for the three months ended November 30, 2019 from $20,624 for the three months ended November 30, 2018, an increase of 55.5% due to an increase in computer software costs associated with externally developed Play MPE® recipient player applications.

Other earnings and expenses

Interest income was $6,389 for the three months ended November 30, 2019 and $6,434 for the three months ended November 30, 2018 and is derived from one-year Guaranteed Investment Certificates.

Net income

During the three months ended November 30, 2019 we had net income of $111,658 (2018 - $220,190). Overall, a modest increase in revenue was accompanied by increased spending on staffing and marketing and advertising costs, as discussed in detail above.

For the three months period ended November 30, 2019, adjusted EBITDA was $154,431 (2018 - $245,698).  Adjusted EBITDA is not defined under generally accepted accounting principles ("GAAP") and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income from operations to Adjusted EBITDA over the eight most recently completed fiscal quarters:

	2020 Q1	2019 Q4	2019 Q3	2019 Q2	2019 Q1	2018 Q4	2018 Q3	2018 Q2
	$	$	$	$	$	$	$	$
Net Income	111,658	114,157	195,712	80,719	220,190	171,775	183,629	67,376
Amortization, stock-based compensation and deferred leasehold inducements	49,140	34,983	36,404	31,042	31,942	38,108	42,103	43,496
Interest income	(6,367)	(5,999)	(8,233)	(6,522)	(6,434)	(4,940)	(1,628)	(1,704)
Adjusted EBITDA	154,431	143,141	223,883	105,239	245,698	204,943	224,104	109,168

LIQUIDITY AND FINANCIAL CONDITION

Our cash and cash equivalents balance decreased by $208,739 during the three months ended November 30, 2019. At November 30, 2019, we held $1,545,080 (August 31, 2019 - $2,512,138) in cash and cash equivalents and our short-term investments, consisting of one-year Guaranteed Investment Certificates (GICs) held through a major Canadian financial institution increased by $758,319 to $1,138,375 (2018 - $380,056).

At November 30, 2019, we had working capital of $2,476,991, compared to $2,809,689 as at August 31, 2019. The decrease in our working capital was primarily due to the repurchase of common stock under a common stock repurchase program, pursuant to a Normal Course Issuer Bid ("NCIB") facilitated through the TSX Venture Exchange, which commenced in September 2019.  During the fiscal quarter, the Company completed open market purchases of 298,755 common shares for a total cost of $291,889.

CASH FLOWS

Net cash provided by operating activities for the three months ended November 30, 2019 was $86,245, compared to $264,266 for the three months ended November 30, 2018.  The primary reason for the decrease in cash flows from operating activities is due to an increase in operating expenses, as described above, as well as an increase in accounts receivable during the quarter.

Net cash used in investing activities for the three months ended November 30, 2019 was $766,603, compared to $7,215 for the three months ended November 30, 2018. During the three months ended November 30, 2019, approximately $756,000 was spent on the investment of cash in GICs during the period. Investing activities during the three months ended November 30, 2018 were largely attributable solely to expenditures on property, equipment and intangibles.

Net cash used in financing activities during the three months ended November 30, 2019 was $291,889, related to cash used to repurchase and retire 298,755 shares of common stock of the Company under the NCIB. There were no cash flows from financing activities during the three months ended November 30, 2018.

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

There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended August 31, 2019 as filed with the SEC on November 18, 2019 except for those described in Note 8, "New Accounting Pronouncements" in the notes to our Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note 8 "New Accounting Pronouncements" in the notes to our Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the three months ended November 30, 2019, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company recognized a negative impact on reported revenues and a positive impact on reported operating expenditures, for an overall marginal positive impact on reported net income.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2019, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

Effective November 30, 2019, our Chief Financial Officer resigned.  Where internal controls rely on a separation of duties between the CEO and the CFO, our internal controls may be temporarily affected in that respect subsequent to November 30, 2019.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 5, 2017, the Company's former President and Chief Executive Officer, Mr. Steve Vestergaard, filed a Notice of Civil Claim in the Supreme Court of British Columbia against the Company, its subsidiaries, independent directors and current Chief Executive Officer, claiming damages for conspiracy, breach of contract, wrongful dismissal, defamation and aggravated and punitive damages. The Company believes the claims are without merit and will defend itself against the claims.

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in "Item 1 - Risk Factors" in our Form 10-K for the fiscal year ended August 31, 2019 filed with the SEC. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

DESTINY MEDIA TECHNOLOGIES, INC.

By: /s/Frederick Vandenberg______________________

 Frederick Vandenberg

              Chief Executive Officer, President

 (Principal Executive Officer)

 Date: January 15, 2020

By: /s/Frederick Vandenberg______________________

 Frederick Vandenberg

              Chief Financial Officer, Treasurer

 (Principal Financing and Accounting Officer)

 Date: January 15, 2020