Form 10-Q
period 2020-02-29
DESTINY MEDIA TECHNOLOGIES INC
filed 2020-04-15
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[  ]Yes  [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant's common stock, par value $0.001, as of April 12, 2020 was 11,002,775.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Interim Financial Statements

Destiny Media Technologies Inc.
(Unaudited)
February 29, 2020
(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Expressed in United States Dollars)
Unaudited

As at,	February 29,	August 31,

	2020	2019
	$	$

ASSETS
Current
Cash and cash equivalents	1,050,177	2,512,138
Short-term investments [note 3]	1,129,382	380,056
Accounts receivable, net of allowance for doubtful accounts of $9,853, [August 31, 2019 – $10,106]	567,916	332,271
Other receivables	9,825	14,240
Prepaid expenses	69,965	77,067
Total current assets	2,827,265	3,315,772
Deposits	33,472	33,716
Property and equipment, net [note 4]	238,934	260,907
Intangible assets, net [note 4]	21,184	24,695
Right of use asset [note 5]	501,483	—
Total assets	3,622,338	3,635,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	246,156	132,451
Accrued liabilities	256,679	303,470
Deferred leasehold inducement	—	46,774
Deferred revenue	7,014	23,388
Current portion of operating lease liability [note 7]	219,894	—
Total current liabilities	729,743	506,083
Operating lease liability, net of current portion [note 7]	333,407	—
Total liabilities	1,063,150	506,083

Commitments and contingencies [notes 7 and 8]

Stockholders’ equity
Common stock, par value $0.001 [note 6]
Authorized: 20,000,000 shares
Issued and outstanding: 10,450,656 shares [August 31, 2019 – issued and outstanding 11,000,796 shares]	10,451	11,001
Additional paid-in capital [note 6]	9,338,308	9,850,348
Accumulated deficit	(6,384,156)	(6,340,483)
Accumulated other comprehensive loss	(405,415)	(391,859)
Total stockholders’ equity	2,559,188	3,129,007
Total liabilities and stockholders’ equity	3,622,338	3,635,090

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 29,	February 28,
	2020	2019	2020	2019
	$	$	$	$

Service revenue [note 10]	806,729	879,364	1,852,585	1,863,383

Cost of revenue
Hosting costs	15,839	29,251	42,456	59,208
Internal engineering support	6,516	6,916	13,363	14,287
Customer support	36,351	28,030	75,722	56,277
Third Party and transactions costs	10,414	9,415	22,861	20,010
	69,120	73,612	154,402	149,782

Gross Margin	737,609	805,752	1,698,183	1,713,601

Operating expenses
General and administrative	216,094	206,203	435,597	396,864
Sales and marketing	362,400	222,746	646,156	433,392
Product development	287,752	282,895	607,726	555,056
Depreciation and amortization	35,478	19,711	67,550	40,335
	901,724	731,555	1,757,029	1,425,647

Income (loss) from operations	(164,115)	74,197	(58,846)	287,954

Other income
Interest income	8,110	6,522	14,477	12,921
Other income	674	—	696	34
Net income (loss)	(155,331)	80,719	(43,673)	300,909

Other comprehensive income (loss)
Foreign currency translation adjustments	(15,108)	29,232	(13,556)	(19,853)

Total comprehensive income (loss)	(170,439)	109,951	(57,229)	281,056

Net income (loss) per common share,
basic and diluted	(0.01)	0.01	(0.00)	0.03

Weighted average common shares outstanding:
Basic and diluted	10,629,438	11,002,775	10,665,834	11,002,775

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in United States dollars)

Unaudited

Three months ended February 29, 2020 and February 28, 2019

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares #	Amount	Capital	Deficit	Loss	equity
		$	$	$	$	$
Balance, November 30, 2019	10,702,041	10,702	9,576,694	(6,228,825)	(390,307)	2,968,264
Total comprehensive loss	—	—	—	(155,331)	(15,108)	(170,439)
Stock based compensation [note 6]	—		2,697	—	—	2,697
Common shares retired	(251,385)	(251)	(241,083)	—	—	(241,334)
Balance, February 29, 2020	10,450,656	10,451	9,338,308	(6,384,156)	(405,415)	2,559,188

Balance, November 30, 2018	11,002,775	11,003	9,822,729	(6,731,071)	(402,727)	2,699,934
Total comprehensive income	—	—	—	80,719	29,232	109,951
Stock based compensation [note 6]	—	—	12,054	—	—	12,054
Balance, February 28, 2019	11,002,775	11,003	9,834,783	(6,650,352)	(373,495)	2,821,939

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Expressed in United States dollars)

Unaudited

Six months ended February 29, 2020 and February 28, 2019

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	Deficit	loss	equity
	#	$	$	$	$	$
Balance, August 31, 2019	11,000,796	11,001	9,850,348	(6,340,483)	(391,859)	3,129,007
Total comprehensive income	—	—	—	(43,673)	(13,556)	(57,229)
Stock based compensation [note 6]	—	—	20,633	—	—	20,633
Common shares retired	(550,140)	(550)	(532,673)	—	—	(533,223)
Balance, February 29, 2020	10,450,656	10,451	9,338,308	(6,384,156)	(405,415)	2,559,188

Balance, August 31, 2018	11,002,775	11,003	9,810,676	(6,951,261)	(353,642)	2,516,776
Total comprehensive income	—	—	—	300,909	(19,853)	281,056
Stock based compensation [note 6]	—	—	24,107	—	—	24,107
Balance, February 28, 2019	11,002,775	11,003	9,834,783	(6,650,352)	(373,495)	2,821,939

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF

CASH FLOWS
(Expressed in United States dollars)

Six months ended February 29, 2020 and February 28, 2019

	2020	2019
	$	$

OPERATING ACTIVITIES
Net income (loss)	(43,673)	300,909
Items not involving cash:
Depreciation and amortization [note 4]	67,550	40,335
Stock-based compensation	20,633	24,107
Deferred leasehold inducement	—	(1,458)
Unrealized foreign exchange gain	(7,927)	(12,593)
Changes in non-cash working capital:
Accounts receivable	(240,907)	30,016
Other receivables	4,386	4,851
Prepaid expenses and deposits	6,646	(225)
Accounts payable	57,321	78,859
Accrued liabilities	13,350	(18,106)
Deferred revenue	(16,399)	(13,035)
Operating lease liability	5,447	—
Net cash provided by (used in) operating activities	(133,573)	433,660

INVESTING ACTIVITIES
Purchase of short-term investments, net	(753,185)	—
Purchase of property, equipment and intangibles	(43,666)	(64,284)
Net cash used in investing activities	(796,851)	(64,284)

FINANCING ACTIVITY
Repurchase of common stock for retirement	(533,223)	—
Net cash used in investing activity	(533,223)	—

Effect of foreign exchange rate changes on cash	1,686	(7,879)

Net increase (decrease) in cash and cash equivalents	(1,461,961)	361,497
Cash and cash equivalents, beginning of period	2,512,138	1,097,434
Cash and cash equivalents, end of period	1,050,177	1,458,931

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM

FINANCIAL STATEMENTS

February 29, 2020

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

Effective September 13, 2019, the Company effected a reverse stock split on the basis of 5:1. As such, the Company’s authorized common stock was decreased from 100,000,000 shares of common stock, par value $0.001 to 20,000,000 shares of common stock, par value $0.001 and all shares of common stock issued and outstanding were decreased on the basis of one new share for each five old shares. These consolidated financial statements give retroactive effect to such reverse stock split and all share and per share amounts have been adjusted accordingly.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 29, 2020 are not necessarily indicative of the results that may be expected for the year ended August 31, 2020.

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

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM

FINANCIAL STATEMENTS

February 29, 2020

3. SHORT TERM INVESTMENTS

The Company’s short-term investments consists of one-year Guaranteed Investment Certificates with a major Canadian financial institution that earn interest at variable interest rates ranging from 2.15% – 2.36%.

4. PROPERTY AND EQUIPMENT AND INTANGIBLES

		Accumulated	Net book
	Cost	amortization	value
	$	$	$
February 29, 2020
Property and equipment
Furniture and fixtures	134,331	110,091	24,240
Computer hardware	251,532	206,700	44,832
Computer software	380,957	259,602	121,355
Leasehold improvement	159,536	111,029	48,507
	926,356	687,422	238,934
Intangibles
Patents, trademarks and lists	428,303	407,119	21,184

		Accumulated	Net book
	Cost	amortization	value
August 31, 2019	$	$	$
Property and equipment
Furniture and fixtures	134,432	107,304	27,128
Computer hardware	242,736	198,990	43,746
Computer software	354,090	223,387	130,703
Leasehold improvements	159,815	100,485	59,330
	891,073	630,166	260,907
Intangibles
Patents, trademarks and lists	421,520	396,825	24,695

Depreciation and amortization for the six months ended February 29, 2020 was $67,550 (2019: $40,335)

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM

FINANCIAL STATEMENTS

February 29, 2020

5. RIGHT OF USE ASSET

On adoption of ASC 842, Lease Accounting, the Company recognized right-of-use assets, and a corresponding increase in lease liabilities (note 7), in the amount of $660,185 which represented the present value of future lease payments using a discount rate of 8% per annum. The Company adopted the modified retrospective approach on adopting ASC 842 and accordingly the adoption was made effective September 1, 2019, with no restatement of the prior year comparatives.

During the six months ended February 29, 2020, the Company recorded a lease expense of $107,457 related to the depreciation of right-of-use assets. Amortization of the deferred lease inducement of $5,447

Supplemental cash flow information related to the lease was as follows:

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$126,265
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$501,483
Weighted-average discount rate – operating leases	8%

6. STOCKHOLDERS’ EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

Effective September 16, 2019, the Company commenced a Normal Course Issuer Bid, pursuant to which the Company may purchase up to a maximum of 550,140 common shares, through the TSX Venture Exchange (the “TSX”) at the market price at the time of purchase, subject to daily limits and compliance with the applicable rules of the TSX and Canadian securities laws. During the six months ended February 29, 2020, the Company repurchased and cancelled 550,140 common shares for $533,223.

[b] Stock option plans

The Company has a stock option plan, namely the 2015 Stock Option Plan (the “Plan”), under which up to 530,000 shares of common stock, has been reserved for issuance. A total of 180,000 common shares remain eligible for issuance under the Plan. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM

FINANCIAL STATEMENTS

February 29, 2020

6. STOCKHOLDERS’ EQUITY (cont’d.)
[b] Stock option plans (cont’d.)

Stock-Based Payment Award Activity

A summary of stock option activity under the Plans as of February 29, 2020, and changes during the period then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at August 31, 2019	290,000	1.94	2.96	—
Granted	140,000	1.36	5.00	—
Forfeited	(80,000)	1.86	1.22	—
Outstanding at February 29, 2020	350,000	1.41	3.36	—
Exercisable at February 29, 2020	191,250	1.49	1.51	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at February 29, 2020.

The following table summarizes information regarding the non-vested options outstanding as of February 29, 2020 and changes during the period then ended:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
		$
Non-vested options at August 31, 2019	30,000	0.38
Granted	140,000	0.49
Vested	(11,250)	0.33
Non-vested options at February 29, 2020	158,750	0.48

As of February 29, 2020, there was $57,341 of total unrecognized compensation cost related to non- vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.58 years.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM

FINANCIAL STATEMENTS

February 29, 2020

6. STOCKHOLDERS’ EQUITY (cont’d.)
[b] Stock option plans (cont’d.)

On October 3, 2019, the Company adjusted the exercise price of 140,000 employee stock options previously issued to certain employees to $1.00. The incremental fair value recorded on modification was $10,331, and determined using the Black-Scholes option-pricing model with the following assumptions weighted average volatility 146%, discount rate 1.7%, and weighted average life of 3.27 years.

During the six months ended February 29, 2020, the total stock-based compensation expense of $20,633 (2019: $24,107) is reported in the statement of comprehensive income as follows:

	2020	2019
	$	$
Stock-based compensation
General and administrative	6,336	14,303
Sales and marketing	8,858	4,902
Product development	6,252	4,902
Total stock-based compensation	20,633	24,107

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option- pricing model based on the following assumptions:

	2020	2019

Expected term of stock options (years)	3.25	2.94
Expected volatility	116.2%	87.1%
Risk-free interest rate	1.3%	1.6%
Dividend yields	—	—
Weighted average grant date fair value	$0.49	$0.35

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

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM

FINANCIAL STATEMENTS

February 29, 2020

6. STOCKHOLDERS’ EQUITY (cont’d.)
[b] Stock option plans (cont’d.)

[c] Employee Stock Purchase Plan

The Company’s 2011 Employee Stock Purchase Plan (the “Plan”) became effective on February 22, 2011. Under the Plan, employees of the Company are able to contribute up to 5% of their annual salary into a pool which is matched equally by the Company in order to purchase Company shares under certain terms. Directors are able to contribute a maximum of $12,500 each for a combined maximum annual purchase of $25,000. The maximum annual combined contributions will be $400,000. All purchases are made through the Toronto Stock Exchange by a third-party plan agent. The third-party plan agent is also responsible for the administration of the Plan on behalf of the Company and the participants.

6. STOCKHOLDERS’ EQUITY (cont’d.)
[c] Stock option plans (cont’d.)

During the six months ended February 29, 2020, the Company recognized compensation expense of $32,422 (2019 – $22,650) in salaries and wages on the consolidated statement of comprehensive income in respect of the Plan, representing the Company’s employee matching of cash contributions to the Plan. The shares were purchased on the open market at an average price of $1.00 (2019: $1.10). The shares are held in trust by the Company for a period of one year from the date of purchase.

7. COMMITMENTS

The Company has entered into a lease agreement expiring June 30, 2022 for office premises consisting of approximately 6,550 square feet. The Company is committed to lease payments as follows:

Fiscal year ending August 31,	$
2020	127,594
2021	259,718
2022	221,578
Total lease payments payable	608,890
Less amounts representing interest	(55,589)
Total operating lease liability	553,301
Less current portion of operating lease liability	(219,894)
Long term portion of operating lease liability	333,407

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM

FINANCIAL STATEMENTS

February 29, 2020

7. COMMITMENTS (cont’d.)

During the six months ended February 29, 2020 the Company incurred depreciation expense of $117,269 (2019 –rent expense $123,133) in connection with its office premises lease, which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of comprehensive income (loss). Amounts representing interest of $28,216 were recognized during the six-month period ended February 29, 2020 (2019 – nil).

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

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM

FINANCIAL STATEMENTS

February 29, 2020

9. NEW ACCOUNTING PRONOUNCEMENTS (cont’d.)

Recently Adopted Accounting Standards (cont’d.)

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

Further, as permitted by the standard, the Company made an accounting policy election to not record right of use assets or lease liabilities with a term of 12 months or less. Instead, consistent with legacy accounting guidance, the Company will recognize payments for such leases in the consolidated statement of comprehensive income/(loss) on a straight-line basis over the lease term.

The adoption of this standard on September 1, 2019, resulted in the recognition of additional assets of $660,185 and liabilities of $660,185 upon adoption on its accompanying condensed consolidated balance sheet. The new standard did not have a material impact on the Company’s results of operations or cash flows.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM

FINANCIAL STATEMENTS

February 29, 2020

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended		Six Months Ended
	February 29	February 28	February 29	February 28
	2020	2019	2020	2019
	$	$	$	$
Play MPE®

North America	305,697	345,556	790,929	800,780
Europe	447,967	439,269	910,397	869,265
Australasia	48,259	73,963	130,837	158,170
Total Play MPE®	801,923	858,787	1,832,163	1,828,215

Clipstream ®
North America	4,806	20,577	20,422	35,169
Total revenue	806,729	879,364	1,852,585	1,863,383

Revenue in the above table is based on location of the customer’s billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the six months ended February 29, 2020, the Company generated 44% of total revenue from one customer [2019 - 42%].

It is in management’s opinion that the Company is not exposed to significant credit risk.

As at February 29, 2020, two customers represented $371,577 (65%) of the trade receivables balance [August 31, 2019, two customers represented $233,549 (70%)].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

11. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period's presentation. These reclassifications did not affect prior periods' net earnings.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM

FINANCIAL STATEMENTS

February 29, 2020

12. SUBSEQUENT EVENTS

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations at this time.

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

We continue to invest in additional development of Play MPE® Version 8 and related tools and applications. In December 2019, the Company announced the new "localization" capability of the sending side of the Play MPE® platform.  This feature supports easy translation of the platform.  The Company then added Spanish, German, Japanese and French to the sending side software.  The Company believes these language translations will facilitate global expansion of the Play MPE® platform.

In January 2020, the Company announced an improved recipient side platform for Play MPE® which has added advanced recipient authentication, improved song search capabilities, and content management features all designed to increase recipient side functionality and ease of use.  These features are designed to increase song discovery and activity within the Play MPE® platform.

Clipstream®

The Company also has a legacy business, Clipstream®, in the online video industry for which it is pursuing strategic alternatives. The Clipstream® Online Video Platform (OVP) is a self-service system, for encoding, hosting and reporting on video playback which can be embedded in third party websites or emails. Playback is currently through the Company's proprietary JavaScript codec engine, which is only available on the internet through the Company.  The unique software-based approach to rendering video, is protected by over two dozen patents claiming initial priority to 2011.  This product is has incidental revenues and is not supported or marketed.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 29. 2020 AND FEBRUARY 28, 2019

Revenue

Total revenue for the six months ending February 29, 2020 declined by less than 1% ($1,852,585 in 2020 - $1,863,383 in 2019) due to the decline in Clipstream related revenue which now represents approximately 1% of the Company's revenue.  Play MPE® revenue, which represents all other revenue of the Company (approximately 99%) increased by less than 1%.

Total revenue for the three-month period ended February 29, 2020 declined by $72,635 over the comparable quarter in fiscal 2019, to $806,729 (2019 - $879,364).  Foreign exchange did not significantly impact revenue for either the three or six month periods.  The decline in Play MPE® revenue realized during our second quarter is primarily a temporary adjustment as we renew agreements in the United States.

In late January 2020, Play MPE® launched in Canada with Universal Music Canada (UMC) distributing all releases through the Play MPE® platform.  Concurrently, several major independent record labels and a second major record label started distributing releases through Play MPE® under trial arrangements.  With the greater content available within the Play MPE® platform, recipient side activity within Play MPE® has grown substantially and user reception has been very positive.  Play MPE® will continue to expand usage on both sides of the platform prior to negotiating commercial agreements and commencing revenue generation.  The Company expects revenue to commence during the fiscal year.

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

Operating costs during the six-month period ended February 29, 2020 increased by 23.2% to $1,757,029 (2019 - $1,425,647). The increase in costs was primarily the result of non-recurring (one-time) costs associated with staff restructuring, professional fees associated with the Company's Normal Course Issuer Bid (NCIB) repurchase of the 5% of the Company's shares, professional fees associated with the share consolidation.  Additionally, the Company added staffing designed to increase the speed and quality of product enhancements and added to business development staffing to increase the speed of revenue growth.

General and administrative	29-Feb	28-Feb
	2020	2019
	(6 months)	(6 months)	Change	Change
	$	$	$	%
Bad debt	-	3,576	(3,576)	-100.0%
Office and miscellaneous	89,180	93,209	(4,029)	-4.3%
Foreign exchange (gain)/loss	12,089	5,963	6,126	102.7%
Professional fees	125,360	80,368	44,992	56.0%
Rent	11,733	16,816	(5,083)	-30.2%
Telecommunications	1,058	1,628	(570)	-35.0%
Travel	4,137	3,533	604	17.1%
Wages and benefits	192,040	191,771	269	0.1%
	435,597	396,864	38,733	9.8%

Our general and administrative expenses consist of salaries and related personnel costs including overhead, office rent, and general office supplies. General and administrative costs also include professional fees and general travel expenditures. The increase in professional fees is the result of professional fees associated with staff restructuring, share consolidation and share repurchase activities.  This increase is non-recurring.

Sales and marketing	29-Feb	28-Feb
	2020	2019
	(6 months)	(6 months)	Change	Change
	$	$	$	%
Advertising and marketing	74,562	46,720	27,842	59.6%
Rent	67,582	50,405	17,177	34.1%
Telecommunications	6,906	8,913	(2,007)	-22.5%
Wages and benefits	497,106	327,354	169,752	51.9%
	646,156	433,392	212,764	49.1%

Sales and marketing expenses consist of salaries and related personnel costs including overhead, office rent, and telecommunications costs.  Sales and marketing expenses also include advertising and marketing expenditures, which consist of promotional materials, online or print advertising, business development tools, and marketing or business development related travel costs including attendance at conference or trade shows, and record label and client visits. The increase in staffing costs primarily relates to one time charges associated with staff restructuring.  Wages also increased over the prior year through additional staff designed to grow and enhance business development activities. The increase in advertising and marketing expenses is related to increase travel expenditures for our staff to attend label visits and industry events.

Product Development	29-Feb	28-Feb
	2020	2019
	(6 months)	(6 months)	Change	Change
	$	$	$	%
Rent	54,615	55,913	(1,298)	-2.3%
Software services	32,334	17,467	14,867	85.1%
Telecommunications	32,289	42,486	(10,197)	-24.0%
Wages and benefits	488,488	439,190	49,298	11.2%
	607,726	555,056	52,670	9.5%

Product development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase in wages and benefits is related to an increase in staffing in product development during the quarter. The Company has also restructured the use of external hosting services resulting in a permanent decline in costs with no reduction in system reliability or capabilities.

Depreciation and Amortization

Depreciation and amortization expense increased to $67,550 for the six-month period ended February 29, 2020 from $40,335 for the period ended February 28, 2019, an increase of 67.5% due to an increase in computer software costs associated with externally developed Play MPE® recipient player applications.

Other earnings and expenses

Interest income was $14,477 for the six-month period ended February 29, 2020 (2019: $12,921) and is derived from one-year Guaranteed Investment Certificates.

Net income

During the six-month period ended February 29, 2020 we had net loss of $43,673 (2019 - $300,909 net income). Overall, a modest decline in revenue was accompanied by increased spending on staffing and marketing and advertising costs, as discussed above.

For the three-month period ended February 29, 2020, adjusted EBITDA was ($126,136) (2019 - EBITDA $105,239).  Adjusted EBITDA is not defined under generally accepted accounting principles ("GAAP") and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income (loss) from operations to Adjusted EBITDA over the eight most recently completed fiscal quarters:

	2020 Q2	2020 Q1	2019 Q4	2019 Q3	2019 Q2	2019 Q1	2018 Q4	2018 Q3
	$	$	$	$	$	$	$	$
Net Income (loss)	(155,331)	111,658	114,157	195,712	80,719	220,190	171,775	183,629
Amortization, stock-based compensation and deferred leasehold inducements	37,307	49,140	34,983	36,404	31,042	31,942	38,108	42,103
Interest income	(8,110)	(6,367)	(5,999)	(8,233)	(6,522)	(6,434)	(4,940)	(1,628)
Adjusted EBITDA	(126,134)	154,431	143,141	223,883	105,239	245,698	204,943	224,104

LIQUIDITY AND FINANCIAL CONDITION

Our cash and cash equivalents balance decreased by $1,461,961 during the six-month period ended February 29, 2020, due in part to the investment of surplus funds in short-term deposits with a one-year maturity. As at February 29, 2020, we held $1,050,177 (August 31, 2019 - $2,512,138) in cash and cash equivalents.  Our short-term investments consist of one-year Guaranteed Investment Certificates (GICs) held through a major Canadian financial institution increased by $749,326 to $1,129,382 (August 31, 2019 - $380,056).

At February 29, 2020, we had working capital of $2,097,522 compared to $2,809,689 as at August 31, 2019. The decrease in our working capital was primarily due to the repurchase of common stock under a common stock repurchase program, pursuant to a Normal Course Issuer Bid ("NCIB") facilitated through the TSX Venture Exchange, which commenced in September 2019.  During the three and six-month periods ended February 29, 2020, the Company completed open market purchases of 251,385 and 298,755 common shares for a total cost of $241,334 and $291,889 respectively, for total repurchases of $533,223.  Working capital also declined following the recognition of an operating lease liability following adoption of ASU 2016-02, at February 29, 2020 the current portion of the operating lease liability was $219,894 (August 31, 2019 - $nil).

CASH FLOWS

Net cash used in operating activities for the six-month period ended February 29, 2020 was $133,752, compared to net cash provided by of $433,660 for the six months ended February 28, 2019.  The primary reason for the decrease in cash flows from operating activities is due to an increase in operating expenses, as described above, as well as an increase in accounts receivable during the quarter.

Net cash used in investing activities for the six-month period ended February 29, 2020 was $796,851, compared to $64,284 for the six-month period ended February 28, 2020. During the six-month period ended February 29, 2020, approximately $753,000 was spent on the investment of cash in GICs during the period. Investing activities during the six-month period ended February 28, 2019 were attributable solely to expenditures on property, equipment and intangibles.

Net cash used in financing activities during the six-month period ended February 29, 2020 was $533,223, related to cash used to repurchase and retire 550,140 shares of common stock of the Company under the NCIB. There were no cash flows from financing activities during the six-month period ended February 28, 2019.

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

There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended August 31, 2019 as filed with the SEC on November 18, 2019 except for those described in Note 9, "New Accounting Pronouncements" in the notes to our Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note 9 "New Accounting Pronouncements" in the notes to our Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the three and six month periods ended February 29, 2020, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company recognized a negative impact on reported revenues and a positive impact on reported operating expenditures, for an overall marginal positive impact on reported net income.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of February 29, 2020, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

Our Chief Financial Officer resigned effective November 30, 2019.  Where internal controls rely on a separation of duties between the CEO and the CFO, our internal controls may be temporarily affected in that respect subsequent to November 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101*	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

 Date: April 15, 2020

By: /s/Frederick Vandenberg______________________

 Frederick Vandenberg

              Chief Financial Officer, Treasurer

 (Principal Financing and Accounting Officer)

 Date: April 15, 2020