Form 10-Q
period 2020-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2020-07-15
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

_____________________________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[   ] Yes  [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant's common stock, par value $0.001, as of July 10, 2020 was 10,450,656.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Interim Financial Statements

Destiny Media Technologies Inc.

(Unaudited)

May 31, 2020

(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in United States Dollars)

Unaudited

As at,
	May 31,	August 31,
	2020	2019
	$	$

ASSETS
Current
Cash and cash equivalents	913,349	2,512,138
Short-term investments [note 3]	1,097,806	380,056
Accounts receivable, net of allowance for doubtful accounts of $23,111, [August 31, 2019 – $10,106]	748,440	332,271
Other receivables	19,135	14,240
Prepaid expenses	93,331	77,067
Total current assets	2,872,061	3,315,772
Deposits	32,536	33,716
Property and equipment, net [note 4]	211,529	260,907
Intangible assets, net [note 4]	19,032	24,695
Right of use asset [note 5]	435,234	—
Total assets	3,570,392	3,635,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	165,819	132,451
Accrued liabilities	353,235	303,470
Deferred leasehold inducement	—	46,774
Deferred revenue	1,999	23,388
Current portion of operating lease liability [note 7]	219,864	—
Total current liabilities	740,917	506,083
Operating lease liability, net of current portion [note 7]	266,769	—
Total liabilities	1,007,686	506,083

Commitments and contingencies [notes 7 and 8]

Stockholders’ equity
Common stock, par value $0.001 [note 6]
Authorized: 20,000,000 shares Issued and outstanding: 10,450,656 shares [August 31, 2019 – issued and outstanding 11,000,796 shares]	10,451	11,001
Additional paid-in capital [note 6]	9,353,584	9,850,348
Accumulated deficit	(6,329,257)	(6,340,483)
Accumulated other comprehensive loss	(472,072)	(391,859)
Total stockholders’ equity	2,562,706	3,129,007
Total liabilities and stockholders’ equity	3,570,392	3,635,090

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

Unaudited

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2020	2019	2020	2019
	$	$	$	$

Service revenue [note 10]	939,873	970,435	2,792,458	2,833,818

Cost of revenue
Hosting costs	30,905	24,348	73,361	83,556
Internal engineering support	5,915	7,010	19,278	21,297
Customer support	33,523	30,179	109,245	86,456
Third Party and transactions costs	16,641	11,009	39,502	31,019
	86,984	72,546	241,386	222,328

Gross Margin	852,889	897,889	2,551,072	2,611,490

Operating expenses
General and administrative	273,070	178,392	708,667	556,270
Sales and marketing	140,690	273,574	786,846	707,473
Product development	355,625	233,225	963,351	806,761
Depreciation and amortization	33,194	26,764	100,744	67,099
	802,579	711,955	2,559,608	2,137,603

Income (loss) from operations	50,310	185,934	(8,536)	473,887

Other income
Interest income	5,266	8,233	19,743	21,154
Other income (expense)	(677)	1,545	19	1,580
Net income	54,899	195,712	11,226	496,621

Other comprehensive income (loss)
Foreign currency translation adjustments	(66,657)	(80,709)	(80,213)	(100,562)

Total comprehensive income (loss)	(11,758)	115,003	(68,987)	396,059

Net income (loss) per common share, basic and diluted	0.01	0.02	0.00	0.05

Weighted average common shares outstanding:

Basic and diluted	10,450,646	11,002,775	10,623,432	11,002,775

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Expressed in United States dollars)

Unaudited

Three months ended May 31, 2020 and 2019

					Accumulated	Total
			Additional		other	stockholders'
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares #	Amount	Capital	Deficit	Loss
		$	$	$	$	$
Balance, February 29, 2020	10,450,656	10,451	9,338,308	(6,384,156)	(405,415)	2,559,188
Total comprehensive income (loss)	-	-	-	54,899	(66,657)	(11,758)
Stock based compensation [note 6]	-		15,276	-	-	15,276
Balance, May 31, 2020	10,450,656	10,451	9,353,584	(6,329,257)	(472,072)	2,562,706

Balance, February 28, 2019	11,002,775	11,003	9,834,783	(6,650,352)	(373,495)	2,821,939
Total comprehensive income (loss)	-	-	-	195,712	(80,709)	115,003
Stock based compensation [note 6]	-	-	10,363	-	-	10,363
Balance, May 31, 2019	11,002,775	11,003	9,845,146	(6,454,640)	(454,204)	2,947,305

See accompanying notes

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Expressed in United States dollars)

Unaudited

Nine months ended May 31, 2020 and 2019

					Accumulated	Total
			Additional		other	stockholders'
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	loss
	#	$	$	$	$	$
Balance, August 31, 2019	11,000,796	11,001	9,850,348	(6,340,483)	(391,859)	3,129,007
Total comprehensive income (loss)	-	-	-	11,226	(80,213)	(68,987)
Stock based compensation [note 6]	-	-	35,909	-	-	35,909
Common shares retired	(550,140)	(550)	(532,673)	-	-	(533,223)
Balance, May 31, 2020	10,450,656	10,451	9,353,584	(6,329,257)	(472,072)	2,562,706

Balance, August 31, 2018	11,002,775	11,003	9,810,676	(6,951,261)	(353,642)	2,517,776
Total comprehensive income (loss)	-	-	-	496,621	(100,562)	396,059
Stock based compensation [note 6]	-	-	34,470	-	-	34,470
Balance, May 31, 2019	11,002,775	11,003	9,845,146	(6,454,640)	(454,204)	2,947,305

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

Nine months ended May 31, 2020 and 2019	(Expressed in United States dollars)
	2020	2019
	$	$

OPERATING ACTIVITIES
Net income (loss)	11,226	496,621
Items not involving cash:
Depreciation and amortization [note 4]	100,744	67,099
Allowance for doubtful amounts	13,672	—
Stock-based compensation	35,909	34,470
Deferred leasehold inducement	—	(2,175)
Unrealized foreign exchange gain	(5,321)	(20,666)
Changes in non-cash working capital:
Accounts receivable	(451,575)	38,805
Other receivables	(5,354)	1,869
Prepaid expenses and deposits	(18,098)	(58,504)
Accounts payable	16,686	116,335
Accrued liabilities	82,416	(17,340)
Deferred revenue	(21,057)	(20,946)
Operating lease liability	6,409	—
Net cash provided by (used in) operating activities	(234,343)	635,568

INVESTING ACTIVITIES
Purchase of short-term investments, net	(743,002)	(81,300)
Purchase of property, equipment and intangibles	(54,610)	(377,000)
Net cash used in investing activities	(797,612)	(458,300)

FINANCING ACTIVITY
Repurchase of common stock for retirement	(533,223)	—
Net cash used in investing activity	(533,223)	—

Effect of foreign exchange rate changes on cash	(33,611)	(43,623)

Net increase (decrease) in cash and cash equivalents	(1,598,789)	133,645
Cash and cash equivalents, beginning of period	2,512,138	1,097,434
Cash and cash equivalents, end of period	913,349	1,231,079

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS May 31, 2020

1. ORGANIZATION

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

The Company's stock is listed for trading under the symbol "DSNY" on the OTCQB U.S. in the United States, under the symbol "DSY" on the TSX Venture Exchange and under the symbol "DME" on the Berlin, Frankfurt, Xetra and Stuttgart exchanges in Germany.

Effective September 13, 2019, the Company effected a reverse stock split on the basis of 5:1. As such, the Company's authorized common stock was decreased from 100,000,000 shares of common stock, par value $0.001 to 20,000,000 shares of common stock, par value $0.001 and all shares of common stock issued and outstanding were decreased on the basis of one new share for each five old shares.  These consolidated financial statements give retroactive effect to such reverse stock split and all share and per share amounts have been adjusted accordingly.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2020 are not necessarily indicative of the results that may be expected for the year ended August 31, 2020.

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

Destiny Media Technologies Inc. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS May 31, 2020

3. SHORT TERM INVESTMENTS

The Company's short-term investments consists of one-year Guaranteed Investment Certificates with a major Canadian financial institution that earn interest at variable interest rates ranging from 2.15% - 2.36%.

4. PROPERTY AND EQUIPMENT AND INTANGIBLES

		Accumulated	Net book
	Cost	amortization	value
	$	$	$

May 31, 2020
Property and equipment
Furniture and fixtures	129,723	107,469	22,254
Computer hardware	251,891	203,786	48,105
Computer software	368,499	269,427	99,072
Leasehold improvement	154,215	112,117	42,098
	904,328	692,799	211,529

Intangibles
Patents, trademarks and lists	415,399	396,367	19,032

		Accumulated	Net book
	Cost	amortization	value
	$	$	$

August 31, 2019
Property and equipment
Furniture and fixtures	134,432	107,304	27,128
Computer hardware	242,736	198,990	43,746
Computer software	354,090	223,387	130,703
Leasehold improvements	159,815	100,485	59,330
	891,073	630,166	260,907

Intangibles
Patents, trademarks and lists	421,520	396,825	24,695

Depreciation and amortization for the three and nine month periods ended May 31, 2020 was $33,194 and $100,744 respectively (2019: $26,764 and $67,099 respectively)

Destiny Media Technologies Inc. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS May 31, 2020

5. RIGHT OF USE ASSET

On adoption of ASC 842, Lease Accounting, the Company recognized right-of-use assets, and a corresponding increase in lease liabilities (note 7), in the amount of $637,014 which represented the present value of future lease payments using a discount rate of 8% per annum. The Company adopted the modified retrospective approach on adopting ASC 842 and accordingly the adoption was made effective September 1, 2019, with no restatement of the prior year comparatives.

During the three and nine-month periods ended May 31. 2020, the Company recorded a lease expense of $52,930 and $160,387, respectively, related to the depreciation of right-of-use assets.

Supplemental cash flow information related to the lease was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$189,048
Right-of-use assets obtained in exchange for lease obligations:
Operating lease	$435,234
Weighted-average discount rate - operating leases	8%

6. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

Effective September 16, 2019, the Company commenced a Normal Course Issuer Bid, pursuant to which the Company may purchase up to a maximum of 550,140 common shares, through the TSX Venture Exchange (the "TSX") at the market price at the time of purchase, subject to daily limits and compliance with the applicable rules of the TSX and Canadian securities laws.  During the nine months ended May 31, 2020, the Company repurchased and cancelled 550,140 common shares for $533,223.

[b] Stock option plan

The Company has a stock option plan, namely the 2015 Stock Option Plan (the "Plan"), under which up to 530,000 shares of common stock, has been reserved for issuance. A total of 180,000 common shares remain eligible for issuance under the Plan. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Destiny Media Technologies Inc. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS May 31, 2020

6. STOCKHOLDERS' EQUITY (cont'd.)

[b] Stock option plan (cont'd.)

Stock-Based Payment Award Activity

A summary of stock option activity under the Plan as of May 31, 2020, and changes during the period then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at August 31, 2019	290,000	1.94	2.96	—
Granted	210,000	1.24	5.00	—
Forfeited	(90,000)	1.48	0.94	—
Outstanding at May 31, 2020	410,000	1.35	3.41	—
Exercisable at May 31, 2020	195,000	1.48	2.15	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the options that were in-the-money at May 31, 2020.

The following table summarizes information regarding the non-vested options outstanding as of May 31, 2020 and changes during the period then ended:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
		$
Non-vested options at August 31, 2019	30,000	0.38
Granted	210,000	0.49
Forfeited	(10,000)	0.40
Vested	(15,000)	0.45
Non-vested options at May 31, 2020	215,000	0.48

As of May 31, 2020, there was $80,386 of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.65 years.

Destiny Media Technologies Inc. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS May 31, 2020

6. STOCKHOLDERS' EQUITY (cont'd.)

[b] Stock option plan (cont'd.)

On October 3, 2019, the Company adjusted the exercise price of 140,000 employee stock options previously issued to certain employees to $1.00. The incremental fair value recorded on modification was $10,331, and determined using the Black-Scholes option-pricing model with the following assumptions weighted average volatility 146%, discount rate 1.7%, and weighted average life of 3.27 years.

Total stock-based compensation expense of $15,276 and $35,909 was recognized during the three and nine month periods ended May 31, 2020, (2019: $10,363 and $34,470) is reported in the statement of comprehensive income as follows:

	2020	2019
	$	$
Stock-based compensation
General and administrative	15,319	21,285
Sales and marketing	10,664	6,593
Product development	9,926	6,592
Total stock-based compensation	35,909	34,470

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2020	2019

Expected term of stock options (years)	3.25	—
Expected volatility	118.6%	—
Risk-free interest rate	1.0%	—
Dividend yields	—	—
Weighted average grant date fair value	$0.49	—

No stock options were granted in the three and nine month periods ended May 31, 2019.

Expected volatilities are based on historical volatility of the Company's stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the options is based on US Treasury bill rates in effect at the time of grant.

Destiny Media Technologies Inc. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS May 31, 2020

6. STOCKHOLDERS' EQUITY (cont'd.)

[c] Employee Stock Purchase Plan

The Company's 2011 Employee Stock Purchase Plan (the "Plan") became effective on February 22, 2011. Under the Plan, employees of the Company are able to contribute up to 5% of their annual salary into a pool which is matched equally by the Company in order to purchase Company shares under certain terms. Directors are able to contribute a maximum of $12,500 each for a combined maximum annual purchase of $25,000. The maximum annual combined contributions will be $400,000. All purchases are made through the Toronto Stock Exchange by a third-party plan agent. The third-party plan agent is also responsible for the administration of the Plan on behalf of the Company and the participants.

During the three and nine month periods ended May 31, 2020, the Company recognized compensation expense of $20,947 and $53,369 (2019 - $20,324 and $53,657) in salaries and wages on the consolidated statement of comprehensive income (loss) in respect of the Plan, representing the Company's employee matching of cash contributions to the Plan. During the three month period ended May 31, 2020, the shares were purchased on the open market at an average price of $0.68, for the nine-month period ended May 31, 2020: $0.78 (2019: $1.15). The shares are held in trust for a period of one year from the date of purchase.

7. COMMITMENTS

The Company has entered into a lease agreement expiring June 30, 2022 for office premises consisting of approximately 6,550 square feet. The Company is committed to lease payments as follows:

Fiscal year ending August 31,	$
2020	62,416
2021	252,465
2022	215,391
Total lease payments payable	530,272
Less amounts representing interest	(43,639)
Total operating lease liability	486,633
Less current portion of operating lease liability	(219,864)
Long term portion of operating lease liability	266,769

Destiny Media Technologies Inc. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS May 31, 2020

7. COMMITMENTS (cont'd.)

During the three and nine month periods ended May 31, 2020 the Company incurred depreciation expense of $52,930 and $160,387 respectively (2019: rent expense of $60,507 and $183,640) in connection with its office premises lease, which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of comprehensive income (loss). Amounts representing interest of $10,267 and $35,070 were recognized during the three and nine-month periods ended May 31, 2020 (2019 - nil).

8. CONTINGENCIES

The Company is subject to claims and legal proceedings that arise in the ordinary course of business. Such matters are inherently uncertain, and there can be no guarantee that the outcome of any such matter will be decided favorably to the Company or that the resolution of any such matter will not have a material adverse effect upon the Company's financial statements. The Company does not believe that any of such pending claims and legal proceedings will have a material adverse effect on its consolidated financial statements.

On September 5, 2017, the Company's former President and Chief Executive Officer filed a Notice of Civil Claim in the Supreme Court of British Columbia against the Company, its subsidiaries, independent directors and current Chief Executive Officer, claiming damages for conspiracy, breach of contract, wrongful dismissal, defamation and aggravated and punitive damages. The Company believes the claims are without merit and is defending itself against the claims. The quantum of loss, if any, is not determinable at this time and management believes it is unlikely that the outcome of this matter will have an adverse impact on its results of operations, cash flows and financial condition.

9. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). The amendments in this Update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  The FASB has also issued ASU No. 2018-11 "Leases (Topic 842): Targeted Improvements and ASU 2019-01 "Leases Codification Improvements Codification improvements to Topic 842 (leases)", which provides narrow amendments to clarify how to apply certain aspects of the new lease standard.

Destiny Media Technologies Inc. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS May 31, 2020

9. NEW ACCOUNTING PRONOUNCEMENTS (cont'd.)

Recently Adopted Accounting Standards (cont'd.)

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

In accordance with ASC Topic 842, Leases, the Company determines, at the inception of a contract, if the arrangement is a lease and whether it meets the classification criteria for a finance or operating lease. Right of use (ROU) assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. ROU assets also include any advance lease payments and are net of lease incentives. Where the operating leases do not provide an implicit rate, the Company estimates its incremental borrowing rate based on information available at commencement date in determining the present value of lease payments. Finance lease agreements generally include an interest rate that is used to determine the present value of future lease payments. Operating fixed lease expense and finance lease depreciation expense are recognized on a straight-line basis over the lease term.

Further, as permitted by the standard, the Company made an accounting policy election to not record right of use assets or lease liabilities with a term of 12 months or less.  Instead, consistent with legacy accounting guidance, the Company will recognize payments for such leases in the consolidated statement of comprehensive income/(loss) on a straight-line basis over the lease term.

The adoption of this standard on September 1, 2019, resulted in the recognition of additional assets of $637,014 and liabilities of $637,014 upon adoption on its accompanying condensed consolidated balance sheet. The new standard did not have a material impact on the Company's results of operations or cash flows.

Destiny Media Technologies Inc. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS May 31, 2020

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended		Nine Months Ended
	May 31	May 31	May 31	May 31
	2020	2019	2020	2019
	$	$	$	$
Play MPE®

North America	422,550	432,427	1,211,728	1,233,207
Europe	448,098	457,358	1,359,786	1,326,623
Australasia	69,225	73,419	200,522	231,589
Total Play MPE®	939,873	963,204	2,772,036	2,791,419

Clipstream ®
North America	—	7,231	20,422	42,399
Total revenue	939,873	970,435	2,792,458	2,833,818

Revenue in the above table is based on location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the three and nine month periods ended May 31, 2020, the Company generated 39% and 43% of total revenue from one customer respectively (2019 - 42% and 41%).

It is in management's opinion that the Company is not exposed to significant credit risk.

As at May 31, 2020, two customers represented $532,296 (71%) of the trade receivables balance (August 31, 2019, two customers represented $233,549 (70%)).

By July 8, 2020, the Company has collected $610,558 of the accounts receivable balance outstanding at May 31, 2020.

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

11. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period's presentation. These reclassifications did not affect prior periods' net earnings.

Destiny Media Technologies Inc. NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS May 31, 2020

12. FAIR VALUE MEASUREMENTS

The following table presents the classification of financial assets that are measured at fair value on a recurring basis as of May 31, 2020 and August 31, 2019.

		May 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	913,349	—	—	913,349
Short-term investments	1,097,806	—	—	1,097,806
Total financial assets	2,011,155	—	—	2,011,155

		August 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	2,512,138	—	—	2,512,138
Short-term investments	380,056	—	—	380,056
Total financial assets	2,892,194	—	—	2,892,194

The company has no financial liabilities subject to level 1, 2 or 3 fair value measurements.

13. SUBSEQUENT EVENTS

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company's business or results of operations at this time.

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

Our common stock trades on the TSX Venture Exchange in Canada under the symbol "DSY", on the OTCQB U.S. ("OTCQB") under the symbol "DSNY", and on various German exchanges (Frankfurt, Berlin, Stuttgart and Xetra) under the symbol DME, WKN 935 410.

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

Play MPE®

Play MPE® is a two-sided marketplace platform that enables music labels and artists to create and distribute promotional content and musical assets on the one side, and music broadcasting professionals, music curators and music reviewers to discover, listen to, download and consume, on the other.  Play MPE® is a cloud-based enterprise SaaS product.

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

Throughout 2020, the Company has continued to invest in its technology stack.  These investments in the Play MPE® technology stack intended to increase the speed and efficiency of new feature implementation and expand the efficient use of software resources.  The Company concurrently is continuing to add functionality and improvements to the user experience. Improvements in user experience will facilitate greater success in global expansion while added functionality is designed to both improve business development success and to provide added saleable services.

In December 2019, the Company announced the new "localization" capability of the sending side of the Play MPE® platform.  This feature supports easy translation of the platform.  Play MPE® then added Spanish, German, Japanese and French to the sending side software.

In January 2020, Play MPE® added several updates to the recipient side of the platform including advanced recipient authentication, improved song search capabilities, and various content management features.  These updates are designed to increase recipient side functionality, ease of use, increased song discovery and increased activity within the Play MPE® platform.

In late January 2020, Universal Music Canada commenced distribution of all releases within Canada through the Play MPE® platform.  In March, this incremental use of the Play MPE® platform in Canada extended to all new music from Sony Music Canada.  Play MPE® continues to grow new use within Canada with newly added distribution for several major independent record labels towards the end of the third quarter. This new use is "seeding" the Canadian segment for the Play MPE® platform with associated revenue expected to commence near the end of calendar 2020. Concurrently, Play MPE® list management completed a review of the Canadian recipient lists to update and include all relevant radio personnel including major conglomerates Bell Media, Corus, Pattison, Stingray and others. Play MPE®'s list management department maintains the most accurate and complete recipient lists in the industry.

In February 2020 Play MPE® completed the reconstruction of the US Latin Radio lists, updating categories and segmentation, and updated represented stations and recipients. Concurrently, the Play MPE® platform has commenced seeding the network with content from Universal Music Latin Entertainment and major independent record labels. By the end of the third quarter, Play MPE® had also completed the construction of Mexican distribution lists, and has commenced seeding the platform with suitable content.

In March, the Company appointed Glenn Mattern as Director of Business Development for Play MPE®.  Mr. Mattern brings 25 years of business development experience into this newly created position.

In April, the Company commenced its collaborative thought leadership program with initiation of the Play MPE® panel, webinar and Instagram Live series.  These panels and live interviews showcase success stories, share opinions and impressions, and convey industry insights. These programs are designed to grow collaborative customer interactions, align Play MPE® and record label activities and expand Play MPE® platform interactions.

In May 2020, the Company commenced its Beta testing program with trials on a new release creator.  This program immediately followed the Alpha release the distribution software,  now branded as "Caster".  The Beta program actively seeks feedback into the user interface, feature improvements, and new features.  Participants in the Beta program will be recognized as champions and earn certificates of participation and involvement.  This program is expected to improve brand loyalty and customer engagement.  The Company expects that this process will greatly enhance the ability of the Company to ensure that global label customers, with diverse requirements, can easily develop, upload, and distribute customized content to recipients through the Play MPE® platform.

By the end of the third quarter, Play MPE® completed an update to the web player interface to include the left navigation bar.  This alteration will allow additional feature sets and functionality to be added and accessed easily by customers.

Immediately following the quarter, the Play MPE® announced the translation of our Play MPE® website into Spanish.

Clipstream®

The Company also has a legacy business, Clipstream®, in the online video industry for which it is pursuing strategic alternatives. The Clipstream® Online Video Platform (OVP) is a self-service system, for encoding, hosting and reporting on video playback which can be embedded in third party websites or emails. Playback is currently through the Company's proprietary JavaScript codec engine, which is only available on the internet through the Company.  The Company's unique software-based approach to rendering video, has patents claiming initial priority to 2011.  This product has incidental revenues and is not supported or marketed.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED MAY 31. 2020 AND 2019

Revenue

Total revenue for the nine-month period ended May 31, 2020 declined by 1.5% ($2,792,458 in 2020 - $2,833,818 in 2019) due to the decline in Clipstream related revenue which now represents approximately 1% of the Company's revenue.  Play MPE® revenue, which represents all other revenue of the Company (approximately 99%) decreased by less than 1%.

Total revenue for the three-month period ended May 31, 2020 declined by $30,562 over the comparable quarter in fiscal 2019, to $939,873 (2019 - $970,435).  Foreign exchange did not significantly impact revenue in the three and nine month periods ended May 31, 2020.

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

Operating costs during the nine-month period ended May 31. 2020 increased by 19.7% to $2,559,608 (2019 - $2,137,604). The increase in costs was primarily the result of non-recurring (one-time) costs associated with staff restructuring, professional fees associated with the Company's Normal Course Issuer Bid (NCIB) repurchase of the 5% of the Company's shares, professional fees associated with the share consolidation.  Additionally, the Company added staffing designed to increase the speed and quality of product enhancements and added to business development staffing to increase the speed of revenue growth.

General and administrative	31-May	31-May
	2020	2019
	(9 months)	(9 months)	Change	Change
	$	$	$	%
Bad debt	13,672	3,558	10,114	284.3%
Office and miscellaneous	117,043	111,677	5,366	4.8%
Foreign exchange (gain)/loss	(23,364)	(14,946)	(8,418)	56.3%
Professional fees	227,552	131,827	95,725	72.6%
Rent	17,169	24,860	(7,691)	-30.9%
Telecommunications	2,205	2,263	(58)	-2.6%
Travel	5,541	4,552	989	21.7%
Wages and benefits	348,849	292,479	56,370	19.3%
	708,667	556,270	152,396	27.4%

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

Sales and marketing	31-May	31-May
	2020	2019
	(9 months)	(9 months)	Change	Change
	$	$	$	%
Advertising and marketing	93,206	94,674	(1,468)	-1.6%
Rent	93,163	77,226	15,937	20.6%
Telecommunications	12,942	13,026	(84)	-0.6%
Wages and benefits	587,535	522,547	64,988	12.4%
	786,846	707,473	79,373	11.2%

Sales and marketing expenses consist of salaries and related personnel costs including overhead, office rent, and telecommunications costs.  Sales and marketing expenses also include advertising and marketing expenditures, which consist of promotional materials, online or print advertising, business development tools, and marketing or business development related travel costs including attendance at conference or trade shows, and record label and client visits. The increase in staffing costs primarily relates to one-time charges associated with staff restructuring.  Wages also increased over the prior year through additional staff designed to grow and enhance business development activities. The increase in advertising and marketing expenses is related to increase travel expenditures for our staff to attend label visits and industry events.

Product Development	31-May	31-May
	2020	2019
	(9 months)	(9 months)	Change	Change
	$	$	$	%
Rent	82,081	81,554	527	0.6%
Software services	57,490	53,288	4,202	7.9%
Telecommunications	52,641	61,582	(8,941)	-14.5%
Wages and benefits	771,139	610,337	160,802	26.3%
	963,351	806,761	156,590	19.4%

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

Depreciation and Amortization

Depreciation and amortization expense increased to $100,744 for the nine-month period ended May 31, 2020 from $67,099 for the period ended May 31, 2019, an increase of 50.1% due to an increase in computer software costs associated with externally developed Play MPE® recipient player applications.

Other earnings and expenses

Interest income was $19,743 for the nine-month period ended May 31, 2020 (2019: $21,154) and is derived from one-year Guaranteed Investment Certificates.

Net income

During the nine-month period ended May 31, 2020 we had net income of $11,226 (2019: $496,621). Overall, a modest decline in revenue was accompanied by increased spending on staffing and marketing and advertising costs, as discussed above.

For the three-month period ended May 31, 2020, adjusted EBITDA was $98,103 (2019: EBITDA $223,883).  Adjusted EBITDA is not defined under generally accepted accounting principles ("GAAP") and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income (loss) from operations to Adjusted EBITDA over the eight most recently completed fiscal quarters:

	2020 Q3	2020 Q2	2020 Q1	2019 Q4	2019 Q3	2019 Q2	2019 Q1	2018 Q4
	$	$	$	$	$	$	$	$
Net Income (loss)	54,899	(155,331)	111,658	114,157	195,712	80,719	220,190	171,775
Amortization, stock-based compensation and deferred leasehold inducements	48,470	37,307	49,140	34,983	36,404	31,042	31,942	38,108
Interest income	(5,266)	(8,110)	(6,367)	(5,999)	(8,233)	(6,522)	(6,434)	(4,940)
Adjusted EBITDA	98,103	(126,134)	154,431	143,141	223,883	105,239	245,698	204,943

LIQUIDITY AND FINANCIAL CONDITION

As at May 31, 2020, we held $913,349 (August 31, 2019 - $2,512,138) in cash and cash equivalents.  Our short-term investments consist of one-year Guaranteed Investment Certificates (GICs) held through a major Canadian financial institution increased by $717,750 to $1,097,806 (August 31, 2019 - $380,056).

At May 31, 2020, we had working capital of $2,131,144 compared to $2,809,689 as at August 31, 2019. The decrease in our working capital was primarily due to the repurchase of common stock under a common stock repurchase program, pursuant to a Normal Course Issuer Bid ("NCIB") facilitated through the TSX Venture Exchange, which commenced in September 2019.  During the three-month period ended May 31, 2020, the Company did not complete any NCIB purchases.  During the nine-month period ended May 31, 2020, the Company completed open market purchases of 550,140 common shares for a total cost of $533,223.  Working capital also declined following the recognition of an operating lease liability following adoption of ASU 2016-02, at May 31, 2020 the current portion of the operating lease liability was $219,864 (August 31, 2019 - $nil).

CASH FLOWS

Net cash used in operating activities for the nine-month period ended May 31, 2020 was $234,343, compared to net cash provided by of $635,568 for the nine-month period ended May 31, 2020.  The primary reason for the decrease in cash flows from operating activities is due to an increase in operating expenses, as described above, as well as an increase in accounts receivable during the quarter.

Net cash used in investing activities for the nine-month period ended May 31, 2020 was $797,612, compared to $458,300 for the nine-month period ended May 31, 2019. During the nine-month period ended May 31 2020, approximately $743,002 was spent on the investment of cash in GICs during the period. Investing activities during the nine-month period ended May 31, 2019 were attributable largely to expenditures on property, equipment and intangibles.

Net cash used in financing activities during the nine-month period ended May 31, 2020 was $533,223, related to cash used to repurchase and retire 550,140 shares of common stock of the Company under the NCIB. There were no cash flows from financing activities during the nine-month period ended May 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the three and nine month periods ended May 31, 2020, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company recognized a negative impact on reported revenues and a positive impact on reported operating expenditures, for an overall marginal positive impact on reported net income.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of May 31. 2020, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

Our Chief Financial Officer resigned effective November 30, 2019, and on May 2, 2020, we appointed our new CFO. Where internal controls rely on a separation of duties between the CEO and the CFO, our internal controls may be temporarily affected in that respect between November 30, 2019 and May 2, 2020.

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

DESTINY MEDIA TECHNOLOGIES, INC.

By: /s/ Frederick Vandenberg

 Frederick Vandenberg

              Chief Executive Officer, President

 (Principal Executive Officer)

 Date: July 15, 2020

By: /s/ Samuel Ritchie

 Samuel Ritchie

              Chief Financial Officer, Treasurer

 (Principal Financing and Accounting Officer)

 Date: July 15, 2020