Form 10-K
period 2020-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2020-11-18
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended August 31, 2020

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

Yes ☒ No ☐

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $7,189,296

The number of shares outstanding of the registrant's common stock, par value $0.001, as of November 15, 2020 was 10,450,646.

DOCUMENTS INCORPORATED BY REFERENCE

None

DESTINY MEDIA TECHNOLOGIES INC.

FORM 10-K

PART I

FORWARD LOOKING STATEMENTS

The information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  These forward-looking statements involve risks and uncertainties, including statements regarding Destiny Media's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below under "Item 1A. Risk Factors", and, from time to time, in other reports Destiny Media files with the SEC. These factors may cause Destiny Media's actual results to differ materially from any forward-looking statements. Destiny Media disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Such information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

OUR PRODUCTS AND SERVICES

Play MPE®

The Company's core business is the Play MPE® platform.  Play MPE® is a two-sided B2B marketplace that enables music labels and artists to create and distribute promotional content and musical assets on the one side, and for music broadcasting professionals, music curators and music reviewers to be able to discover, download, broadcast and review the music, on the other.

Our customers range from small independent artists, to the world's largest record label; Universal Music Group "Universal".  We have thousands of clients spread over numerous countries that also include large independent record labels ("Indies" or "Independent Record Labels"), promoters or pluggers, and the world's largest record labels (the "Major Record Labels") (who, along with Universal, include Warner Music Group "Warner" and Sony Music Entertainment "Sony").  Our Major Record Label clients have offices around the world and typically represent the world's largest recording artists.

When uploading to the Play MPE® platform, the goal of our customers is to increase demand for their music and artists by distributing that content to 'music influencers' who can, in turn, expose the music or artist to a wider consumer audience. This exposure can have a direct increase to record label revenue through performance royalties or indirect impacts to revenue as the music and artists gain popularity.

Recipients on the Play MPE® platform have a wide variety of personas and include programming directors for internet streaming, satellite or terrestrial radio, retail store broadcasters, sports stadium DJs, clubs, events, music reviews in newspapers or magazines, on-air personalities, music supervisors who program TV, movies, commercials or video games, or "A&R" representatives at larger record labels.  A submission into the Play MPE® platform is targeted to appropriate recipients.  Each recipient within the Play MPE® platform has a unique library of music catered and appropriate for that recipient.

Currently the Play MPE® platform has over 47,000 active recipients around the globe in excess of 100 countries.  The majority of recipients are determined by our customers who maintain their own private contact lists and input recipient information into the Play MPE® platform.  When our customers do not have sufficient resources to maintain contacts for music influencers, or wish to supplement their own distribution channels, the Play MPE® list management team maintains recipient distribution channels.  These channels are presented for sale and are separated by numerous factors including the recipient type, genre of music, geographic location etc. Currently, Play MPE® maintains selectable distribution lists in 12 countries across 4 continents (North America, Europe, Australasia, and Africa).  Play MPE® also provides 4 distribution lists that have a more global presence with several countries being represented.  We are unaware of any other system with such a broad offering of lists.  These lists offer significant value to all customers, but are particularly valuable in the sales process to smaller independent labels.  Currently, the Play MPE® product and engineering staff are developing new technical processes to facilitate list development and maintenance.  With these technical solutions, it is expected that existing Play MPE® list management staff will increase the capacity to develop and maintain available lists and thereby increase saleable lists.  This will be especially advantageous as Play MPE® expands into new territories.

Recipients benefit from an easy-to-use player and player apps (iOS and Android) with many features that promote use, review, search and collaboration.  Players are currently available in English, Spanish, Swedish, Finnish, Italian, Dutch, Portuguese, French, Japanese, German, Norwegian, Latvian, Lithuanian, Estonian, and Danish. During the year, the Company added features to the player side of the platform that include advanced recipient authentication, advanced search and content sorting features. These features improve the ease-of-use and utility of the platform to its recipients. These features were added to the mobile player apps released just following fiscal 2020 year-end.  Also added to the mobile apps were an off-line listening capability, the ability to utilize Google Chromecast and Apple Airplay streaming capabilities for greater recipient collaboration, additional playlists, sorting, flagging and archiving features, and easier to access release metadata.  All of these features greatly enhance the recipient side of the platform.  Recipient side satisfaction directly increases activity and lead generation for record label customers.

Customers are generally either enterprise customers with full access to Caster (the distribution side of the Play MPE® platform), or full-service customers.  Full-service customers use a simplified version of Caster (the "uploader") which gives these customers limited capabilities.  Play MPE® staff then complete the release, quote the distribution and collect payment.

Caster is the world's largest and most sophisticated distribution platform and has a broad range of features essential to our customers.  Caster can be grouped into several components that include administrative modules (label, staff, asset and list management), release creator/replication/management modules, a reporting module, and security features.  Not all features are used by all customers.  For example, the security, administration and release replication features are critical to our global agreement with Universal, while the provision of distribution lists are more important to smaller "indies".  The richness of the offering within Play MPE® caters to a wide assortment of stakeholders, increases content flow, promotes activity and improves the success of the marketing investment made by our customers.  Play MPE® has direct and indirect positive impacts to record label revenue.

The release creator module of Caster underwent a major restructure and upgrade in fiscal 2020 which was launched immediately following year-end.  This new release creator is easier to use, more intuitive, has more powerful notification creation features and notification template saving.  The Company expects that this module will result in increased use by our enterprise customers.  This is also the first step to allow non-enterprise customers to fully self-serve. The Company will build out a "checkout" feature that will not require Play MPE® staff to be involved in the release distribution and sale.  The Company expects that this will allow greater scalability of the platform as it expands globally.

During fiscal 2020, the Company added the "localization" capabilities of Caster.  This feature supports easy translation of the platform and allowed the addition of Spanish, German, Japanese and French, in addition to English, languages to Caster during the year.  The expansion of languages was undertaken to facilitate the expansion of Play MPE® in non-English speaking countries.

These features primarily improve the salability of the platform as the Company targets significant global expansion.

Clipstream®

The Company also has a legacy business, Clipstream®, in the online video industry for which it is pursuing strategic alternatives. The Clipstream® Online Video Platform (OVP) is a self-service system, for encoding, hosting and reporting on video playback which can be embedded in third party websites or emails. Playback is currently through the Company's proprietary JavaScript codec engine, which is only available on the internet through the Company.  The unique software-based approach to rendering video, has patents claiming initial priority to 2011.  This product has incidental revenues and is not supported or marketed.

BUSINESS DEVELOPMENT

Play MPE®

The Company's immediate goal is to significantly expand its global market share of the promotion distribution of music.  While the Company believes it has the largest worldwide market share, we estimate that Play MPE® holds less than 10% of the global addressable market.

To grow Play MPE® revenue, the Company can increase distributions in well-established markets and by adding new market segments or territories.  To establish a foothold within a new market, it is necessary to build content from desirable artists, and garner recipient activity.  These are circularly reinforcing; desirable content garners recipient activity, recipient activity generates more content and so on.  One significant advantage is Play MPE®'s global agreement and established use with Universal in numerous territories.  When sufficient activity is observed within the system, Play MPE® converts strategic users to paying customers.

The Company has a significant and well-established market share in Australia, New Zealand, Sweden, Finland, Norway, Denmark, and several genres of music in the USA. Newer territories include Latvia, Lithuania, Estonia and South Africa, additional genres of music within the USA and a global Jazz presence.  Universal uses the Play MPE® platform in many additional countries to varying degrees. While Universal has used Play MPE® in more than 100 countries, regular and consistently high-volume use is limited to approximately 25 countries. These territories include areas where Play MPE® does not currently have a significant presence with other customers and thus, represents areas of significant growth potential.  Further growth is also possible by expanding Universal's use in new market segments.

The Company believes that it has multiple market advantages over competing solutions.  Play MPE®'s platform advantages will be discussed more fully under the Competition portion of this Form 10-K.  To facilitate business development efforts, the Company has made significant investments in the Play MPE® platform over the previous two years. These improvements were primarily designed to increase the accessibility of the platform by designing processes that are more intuitive, accessible by both Macs and PCs, translating Caster into multiple languages and by adding functionality.  The primary goal of these investments is to increase sales conversions.

Entering new markets requires a strong business development group that focusses on that market, builds relationships, introduces the platform and builds usage with strategic clients providing desirable content.  These strategic clients typically represent larger, well established artists with known and desirable music.  Play MPE® list management staff assists the business development group's efforts by focusing on accurate recipient lists and recipient activity. Typically, the Company provides trial use at no charge or nominal fees while a "network" of use is created.

To strengthen our team, the Company conducted a major restructuring of its business development group mid-year.  In April, we appointed Glenn Mattern as Director of Business Development.  Mr. Mattern brings over 25 years of business development experience to this newly created position. Following Mr. Mattern's appointment, the Company began recruiting to further expand and improve the business development team.

When a base of activity is established within a market with larger strategic clients, revenue from smaller independent record label revenue can be targeted.  This revenue involves a more programmatic selling effort involving marketing, lead generation and sales conversion.

In the United States, Play MPE® established a network of use in several genres of music more than decade ago.  Play MPE® then commenced collecting revenue from independent record labels in the fourth quarter of 2007.  Since that time, independent revenue has grown in all but five of the intervening fifty-three quarters. Average growth in the US independent record label group over the last decade has been 10.4%.

A recent example of acquiring a new territory is our success in South Africa.  Starting in fiscal 2020, Play MPE® added Warner Music South Africa's trial use to existing use with Universal Music South Africa.  By the end of the fiscal year we announced a reseller agreement in South Africa with Stamp Communications ("Stamp").  In August, we commenced our first independent record label sales in South Africa.  We expect to see a long analogous revenue growth with South Africa independent record labels and to expand in the sub-Saharan African market.

In addition to the efforts in South Africa, we have also initiated on expansion into Canada, new genres of music within the United States, and the Latin music market.  Near the latter half of the fiscal year, we began targeting major independent record labels with a global presence that will provide strategic content in multiple territories. Play MPE® has several features that add significant value to these multi-national customers that are not available with competing services.

The Latin music segment does not have an entrenched competitor. In 2020 we began updating, restructuring and expanding our US Latin lists and began creating recipient lists in Mexico.  Concurrently, Play MPE® commenced seeding the US and Mexican markets with content from Universal Music Latin Entertainment and several major independent record labels.  We also translated Caster into Spanish to complement our Spanish player.  Through 2021 we will continue to build the network of use and expand geographic areas.  The Latin market is very large and we expect this market to add significant revenue.

We also saw an opportunity to expand into Canada due to our relative strengths over a competing system.  Canada has been serviced by a local system that has been the primary service in English speaking Canada for a number of years.  While the competing system has established use on both the recipient and sender side, it suffers from user frustration due to product limitations and a lack of investment into the platform.  Play MPE® recently began marketing in Canada with the goal to displace this competing system.  Whether Play MPE® will be successful in the Canadian market will depend on whether the superior user experience of the Play MPE® platform and our preferred customer support will outweigh the inertia of established customer and recipient behavior.  In this regard, Play MPE® has made very significant progress during the year. In late January 2020, Universal Music Canada commenced distribution of all releases within Canada with some exclusive to the Play MPE® platform.  Universal Music Canada can now use a much stronger, easier to use distribution tool with a number of efficiencies and strengths over the competing system. Where Universal Music Canada distributes international content, that content is already imbedded within the system with already uploaded audio and associated metadata.  In March, we expanded this use to include a second major record label and throughout the balance of the fiscal year we continued to grow recipient engagement and add major independent record labels.  To assist in this effort, Play MPE®'s list management team completed a review of the Canadian recipient lists to update and include all relevant radio personnel including major conglomerates Bell Media, Corus, Pattison, Stingray and others.

"Major independent record labels" differ from Major Record Labels in their size, and from independent record labels due the breadth of their international presence.  Our major independent record label initiative is in its early stages as we establish relationships and introduce Play MPE®.  We have several major independent record label clients that use Play MPE® in established territories.  Our approach here will be to obtain introductions through satisfied customers, leverage Play MPE®'s unique global label features, and grow strategic use in new market segments. We have seen very positive results, getting numerous introductions, training sessions and some trial use.

A "Send" within the Play MPE® platform is a song or group of songs (bundle or albums) sent to an individual recipient.  With the improving business development group and platform accessibility, the Company has seen a significant growth in sends. This increase in sends comes from an increase in commercial use and an increase in "seeding use" which should have a positive impact in revenue over time.

Fiscal Year	Growth in Sends over the prior year	Growth in number of Sends over prior year
2018	4.0%	647,153
2019	20.3%	3,390,372
2020	15.7%	3,156,876

As we grow strategic client use in new market segments, we expect small independent record label demand to grow significantly.  To scale more efficiently, Play MPE® product staff are building a fully self-serve checkout capability.  To that end, the Company released the new release creator just following year-end.  While this new release creator will assist in sales conversion to enterprise clients, it is the first step to ensuring smaller clients can self-serve and self-checkout.                To increase the revenue growth in these areas, we are expanding our marketing efforts to increase lead generation, process and conversion.

The Covid-19 pandemic has altered the way we interact with many of our customers, with our attendance at various industry events, conferences and seminars being limited due to travel restrictions and cancellations.  We have shifted to a virtual customer engagement strategy, to establish, and strengthen, relationships with industry promoters, record labels, and other key industry contacts. Potential new customers may be set up on an initial trial of our system, providing for increased engagement and feedback from these industry professionals. Other business development efforts are also focused on moving existing customers to monthly subscription or custom pricing that encourages more usage of the system. Our customer engagement strategies include collaborative thought leadership programs with initiation of the Play MPE® panel, webinar and Instagram Live series.  These panels, and live interviews, showcase success stories, share opinions and impressions, and convey industry insights. These programs are designed to grow collaborative customer interactions, align Play MPE® and record label activities and expand Play MPE® platform interactions.

Our focus going forward will be to leverage the expanded business development team to grow usage in new markets, add product features, and improve product design to facilitate the expanded development team's success with enterprise accounts as well as provide easy access to self-serve customers. Over the last quarter of fiscal 2019 and continuing into fiscal 2020, the Company made significant improvements to its product management team and processes. In the intermediate term, the Company will pursue an expanded product base that will likely leverage the customers, content and recipient engagement inherent in the Play MPE® platform. The Company sees tremendous opportunities in ancillary and complimentary services.

Clipstream®

In fiscal 2018, after completing a detailed review of the resources required to progress Clipstream further, the Company transitioned the Clipstream® product to maintenance only, stopping development of new major features.  Business development efforts are focused on identifying strategic alternatives for this product, business, and intellectual property outside the Company.

Significant Customers

During the year ended August 31, 2020, we generated 42% of total revenue from one customer (2019 - 41%).

OUR BUSINESS OPERATIONS

We lease approximately 6,600 square feet of office space, with the lease expiring in June of 2022, and we currently have 27 total employees. Our employees include our President and Chief Executive Officer, our Chief Financial Officer, two finance and administrative personnel, five operational and technical support staff, seven sales and marketing staff, two product development staff, and nine software developers. We also employ contractors as needed.

COMPETITION

Play MPE®

The Play MPE® system is a platform designed for the music promotion industry.  Play MPE® was first to market and has significant technical and customer relationship advantages over competing services.  Not only is Play MPE® the most user-friendly system in the industry, it is the most feature-rich.  No competing service has the depth of product offering and many of Play MPE®'s features do not exist at all in competing services.

Play MPE® has numerous smaller competitors that are generally described in three main categories; digital archives, digital delivery services or physical deliveries. Play MPE® is a digital archive where recipients can review content from a variety of sources and can return, review, organize and download at later dates.

Digital delivery services do not provide organization of content and generally have a one-time delivery from one source.  Play MPE® offers significant advantages over these services.  On the recipient side, Play MPE® includes significant content organization tools, downloads and reviews at later dates, players and mobile apps etc. In many cases, these options are not designed for the industry and are difficult to use and ineffective.

Play MPE® has significant advantages over other digital archive services. Perhaps most significantly are Play MPE®'s content security features, enhanced, efficient and easier to use distribution and administrative modules which greatly enhance global distributions.

Play MPE® rarely encounters a competitor, whether digital delivery or digital archive, that provides recipient lists, mobile apps, or language translations.

Play MPE® is vastly more efficient, cost effective, fast, secure, and provides feedback reporting of use as compared to physical delivery.

Play MPE® has regional competitors with limited global presence and limited functionality while Play MPE® has Major Record Label and Major Independent Label use in several countries.  A network effect entrenches the system in territories with well-established use, as it is difficult for any single user to switch to an alternative without the entire industry switching.  Play MPE® has a dominant network position in several markets including in numerous genres of music in the United States (Country, Christian, AAA and Alternative), Australia and New Zealand, Sweden, Norway, Denmark and Finland, with various levels of market penetration in numerous additional markets around the globe. While competing services claim to have agreements with the major record labels, these agreements are normally isolated to a single geographic market.

The system was built to facilitate sharing of assets and content with regional subsidiaries and affiliates of our Major Record Label customers. This allows local representatives to localize the release resulting in costs savings and efficiencies not available in competing solutions.

For larger, multi-national customers, Play MPE® system provides modules that cater to efficient global distribution and several content protection features.  All clients enjoy a very easy to use and catered recipient lists that are typically not available in other systems.  The Play MPE® system provides our clients with a content management tool that includes privilege control, release sharing amongst global territories (saving our clients time and money when conducting global distributions), enhanced email notification and promotions tools, social media announcements, recipient player apps (iPhone, iPad, Android, Mac, Windows, and Web Browser), with a fully redundant high speed infrastructure that is more sophisticated and has higher functionality than quickly developed lower cost alternatives. The Company expects that competition will be strongest where audio quality, security, recipient network, and reporting are not as important as cost.

For smaller customers, the Play MPE® offers several selectable recipient lists and offers a network of use in several geographic territories.

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

One of the more important claims in this patent is the ability to uniquely recognize a particular computer. Uniquely identifying a person's computer is a common issue which is usually approached by saving cookies or beacons to the user's computer or by tracking IP addresses. These are not reliable solutions as cookies are easily deleted and IP addresses easily changed. Destiny's propriety hash code process creates a serial number that can be used to recognize the user on subsequent visits without ever saving anything to that user's computer.

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

3.  Cross Platform Streaming Video "Script Based Video Rendering"

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

Sonox Digital®

Granted: China, Canada

Clipstream®

Granted: USA, Canada, Japan, Israel, European Union, China and Australia

Domain Names

We own a large number of domain names, including many valuable four-letter domain names (dice.net, dsny.com) and URL's featuring common words (radio-play.com, streamingaudio.com, pirateradio.com and many others.)

ITEM 1A.  RISK FACTORS.

We face risks in executing our business plan and achieving revenues. The following risks are material risks that we face. We also face the risks identified elsewhere in this Annual Report, including those risks identified under "Item 1. Business", including Competition and Government Regulation, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". If any of these risks occur, our business and our operating results and financial condition could be seriously harmed.

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

Operating expenses were $3,360,953 for the year ended August 31, 2020 and $2,917,935 for the year ended August 31, 2019 while our revenues were $3,824,565 and $3,809,092, respectively. Our ability to maintain profitability is conditional upon our ability to control our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

Customer Concentration

During the year ended August 31, 2020, 42% of the Company's revenue is derived from one customer with operations in numerous countries. This customer is currently of key importance to our operations and any adverse change to the revenue from this customer would have a material adverse effect on our results of operations.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares are currently trading on the OTCQB under the stock symbol DSNY. The high and the low trading prices for our shares for each quarter of the last two fiscal years were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2019	$1.25	$0.35
2nd Quarter 2019	$1.40	$0.61
3rd Quarter 2019	$1.77	$0.90
4th Quarter 2019	$1.35	$0.55
1st Quarter 2020	$1.14	$0.79
2nd Quarter 2020	$1.16	$0.78
3rd Quarter 2020	$0.959	$0.49
4th Quarter 2020	$0.95	$0.48

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Our shares are also traded on the TSX Venture Exchange under the symbol DSY.

Holders of Common Stock

As of November 16, 2020 our shareholders' list for our common stock showed 56 registered shareholders and 10,450,646 shares of our common stock outstanding.

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

Recent Sales of Unregistered Securities

For a description of our equity compensation plans, please see Item 12 of this report on Form 10-K.

OTHER INFORMATION

None.

See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for a description of our securities authorized for issuance under equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA.

(Expressed in US dollars)	2020	2019	2018	2017	2016
Continuing Operations:
Service revenue	$3,824,565	3,809,092	$3,606,471	$3,445,014	$3,337,813
Income (loss) from operations	$144,979	581,125	$649,406	$274,434	$(209,383)
Net income (loss)	$169,415	610,778	$656,270	$288,781	$(188,251)
Net income (loss) per common share, basic and diluted	$0.02	0.06	$0.06	$0.03	$(0.02)

Balance Sheet
Working capital	$2,423,774	2,809,689	$2,280,695	$1,661,850	$1,125,289
Total assets	$3,809,813	3,635,090	$2,962,422	$2,244,703	$1,850,876
Long-term liabilities	$219,063	-	$-	$-	$6,472
Stockholders' equity	$2,860,217	3,129,007	$2,516,776	$1,892,805	$1,488,405

The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2020 AND 2019

Revenue

Total revenue for the year ended August 31, 2020 increased by 0.4% over the same period in the prior year to $3,824,565 (2019 - $3,809,092) or by 1.8% adjusted for negative impacts of foreign currency fluctuations.  Representing virtually all of our 2020 revenue, Play MPE® revenue increased by 1.2% year over year to $3,795,317 (2019: $3,752,715) or 2.7% adjusted for unfavorable foreign currency fluctuations.  The increase in Play MPE® revenue was seen from all geographic regions in which the we operate.  The relative strength of the US dollar observed earlier in the fiscal year and in the prior year reversed as the US dollar declined in Q4.  Play MPE® revenue grew by 7.1% in Q4 or 5.1% when adjusted for the favorable foreign currency fluctuations observed in Q4.

The Company's revenues are denominated predominantly in US Dollars, Euros and Australian Dollars.

Currency	2020 % of Total Revenue	2019 % of Total Revenue
US Dollar	44%	44%
Euro	48%	47%
Australian	7%	8%
Other	1%	1%

Revenue growth has been modest as the Company has undergone significant restructuring of its management team and business development group, refocused on its core Play MPE® business and has commenced seeding network use to expand territories.  2020 represents the Company's fourth year of revenue growth as it makes investments for larger revenue growth.

Negative impacts on pricing and use with one of our Major Label customers were offset by large increases in independent record label revenue.  Through the first three quarters of the year, independent record label grew by 7.8%. In Q4, that segment grew by 42.5% for a total increase for the year of 16.3% for the year. The majority of growth in this segment came from an increase in leads, lead conversion and average revenue per sale within existing territories where Play MPE® has well established use.  Also contributing to this growth is independent record label revenue in new territories as the Company has established sufficient use to begin to attract paid use. These new territories include the UK, Jazz globally, South Africa, newer genres of music in the US, and Canada.

Gross Margin

Gross margin for the year ended August 31, 2020 was 92%, which is comparable to the year ended August 31, 2019.  The Company's cost of revenue consists of data hosting and processing charges, third party transaction related costs, and engineering, technical and customer support costs.  These costs are driven by the size and volume of customer transactions processed, as well as the relative proportion of 'full service' versus 'self-service' revenue.  Our self-service sales are derived from customers who have been provided with a customer account to access our encoder to independently upload and publish releases. Our full-service revenue is derived from customers who are fully serviced by our internal staff, who prepare and publish releases on their behalf.  During the year ended August 31, 2020, our gross margin remained consistent over the prior year, as we saw service revenue grow from both customer types.

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

Overall operating costs increased by 15.2% to $3,360,953 (2019 - $2,917,935) during the year ended August 31, 2020, largely driven by an increase in staffing costs, and an increase in marketing, business development and promotional expenses.  Overall staffing costs increased by 17.1% as a result of the addition of sales and marketing staff and product development staff.  Advertising and marketing expenses decreased by 20.7% as a result of decreased public relations efforts as a result of the covid-19 pandemic, as more fully described below.

Included in overall operating expenditures is approximately $272,000 in costs associated with one-time restructuring.  The Company made significant efforts to improve its business development and software engineering teams. Also included in overall operating costs are expenses invested in improvements in the Play MPE® platform and business relationships designed to result in longer term sustained revenue growth.  Neither of these costs have an immediate impact on revenue but are designed to have a long lasting and sustained improvement in revenue as the Company expands, adds territories and expands its addressable market.

General and administrative	31-Aug	31-Aug
	2020	2019
	(12 months)	(12 months)	Change	Change
	$	$	$	%
Bad debt	12,744	4,719	8,025	170.1%
Office and miscellaneous	161,292	161,610	(318)	(0.2%)
Professional fees	243,996	164,562	79,434	48.3%
Rent	25,655	29,339	(3,684)	(12.6%)
Telecommunications	3,516	2,651	865	32.6%
Travel	6,615	5,702	913	16.0%
Wages and benefits	344,302	402,175	(57,873)	(14.4%)
	798,120	770,758	27,362	3.6%

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

Sales and marketing	31-Aug	31-Aug
	2020	2019
	(12 months)	(12 months)	Change	Change
	$	$	$	%
Advertising and marketing	112,877	142,412	(29,535)	(20.7%)
Rent	111,033	97,264	13,769	14.2%
Telecommunications	16,953	9,887	7,066	71.5%
Wages and benefits	843,501	659,388	184,113	27.9%
	1,084,364	908,951	175,413	19.3%

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

Product Development	31-Aug	31-Aug
	2020	2019
	(12 months)	(12 months)	Change	Change
	$	$	$	%
Rent	118,898	118,389	509	0.4%
Software services	75,389	70,581	4,808	6.8%
Telecommunications	72,036	80,860	(8,824)	(10.9%)
Wages and benefits	1,076,761	871,550	205,211	23.5%
	1,343,084	1,141,380	201,704	17.7%

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

Depreciation and amortization

Depreciation and amortization arise from property and equipment and from patents and trademarks. Depreciation and amortization increased to $135,385 for the year ended August 31, 2020 from $96,846 for the year ended August 31, 2019, an increase of $38,539 or 39.8% from a combination of an overall increase in the capital asset balances subject to amortization.

Other earnings and expenses

Interest income decreased to $24,415 for the year ended August 31, 2020 from $27,188 for the year ended August 31, 2019, a decrease of $2,773. The decrease is related to the maturity of certain one-year guaranteed investment certificates during the year.

Net income

During the year ended August 31, 2020 we reported net income of $169,415 (2019 - $610,778). The decrease in net income is attributable to a combination of (1) negative foreign exchange fluctuations on our reported revenues and (2) an increase in certain operating expenses such as salaries and wages and marketing, as more fully described above.

Adjusted EBITDA is not defined under generally accepted accounting principles ("GAAP") and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and, the adjustments we make to Adjusted EBITDA, provide further clarity on our profitability. We remove the effect of noncash stock-based compensation from our earnings, which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, these stock-based compensation expenses do not result in cash payments by the Company. Adjusted EBITDA has limitations as a profitability measure in that it does not include interest expense on our debt, our provisions for income taxes and amortization, the effect of deferred leasehold inducement, the effect of noncash stock-based compensation expense and the effect of asset impairment.

The following is a reconciliation of net income from operations to Adjusted EBITDA:

	2020	2019	2018
Net income (loss)	$169,415	$610,778	$656,270
Interest income (net)	(24,415)	(27,188)	(10,597)
Depreciation and amortization	135,385	96,846	105,869
Stock based compensation	48,615	41,675	54,452
Deferred leasehold inducement	-	(4,150)	5,606
Adjusted EBITDA	$329,000	$717,961	$811,600

LIQUIDITY AND FINANCIAL CONDITION

Our cash and cash equivalents and short-term investments balance decreased by $269,364 during the year ended August 31, 2020 to $2,622,830 (2019 - $2,892,194). At August 31, 2020, we held $1,841,340 (August 31, 2019 - $2,512,138) in cash and cash equivalents and $781,490 (2019 - $380,056) in short term investments consisting of one-year Guaranteed Investment Certificates held through a major Canadian financial institution.

At August 31, 2020, we had working capital of $2,423,774 compared to $2,809,689 as at August 31, 2019. The decrease in our working capital was primarily due the adoption of ASU 842 - Leases on September 1, 2019.

At August 31, 2020, $2,205,924 in cash and short-term investments were held outside of the United States. At this time, we have no intention to repatriate this cash. However should we decide to repatriate in the future, taxes may need to be accrued and paid.

Cash Flows

Net cash provided in operating activities was $272,213 for the year ended August 31, 2020, compared to $804,534 for the year ended August 31, 2019. The decrease is mainly attributable to the timing of receipts from our customers.

The cash used by investing activities was $433,859 for the year ended August 31, 2020, compared to cash utilized in investing activities of $591,621 for the year ended August 31, 2019.  The increase in cash provided by investing activities is a result of the purchase of short-term investments, consisting of one-year Guaranteed Investment Certificates, at August 31, 2020, offset by an investment in new capital assets and internally developed software.

Cash used in financing activities was $533,223 for the year ended August 31, 2020, consisting of the repurchase of common stock of the company for retirement under the normal course issuer bid announced in September 2019.  Cash used in or provided by financing activities during each of the fiscal year ended August 31, 2019, was $2,005.

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

Revenue Recognition

The Company's revenue is derived from software as a service (SaaS) arrangements. The Company accounts for revenue in accordance with ASC 606, which the Company adopted on September 1, 2018 using the modified retrospective method.

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

Research and Development Expense for Software Products

Research and development expense includes costs incurred to develop intellectual property. The costs for the development of new software and substantial enhancements to existing software within the scope of ASC 985-20 Software - Costs of Software to be Sold, Leased or Marketed are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. We have determined that technological feasibility is established at the time a working model of software is completed. Because we believe our current process for developing software will be essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

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

Contingencies

As discussed under "Item 3. Legal Proceedings" and in Note 9 "Contingencies" in Notes to Consolidated Financial Statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In accordance with US GAAP, the Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management's opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Audited Consolidated Financial Statements for the Years Ended August 31, 2020 and 2019:

1. Report of Independent Registered Public Accounting Firm - Davidson & Company LLP;

2. Consolidated Balance Sheets as at August 31, 2020 and 2019;

3. Consolidated Statement of Comprehensive Income for the Years Ended August 31, 2020 and 2019;

4. Consolidated Statement of Changes in Stockholders' Equity for the Years Ended August 31, 2020 and 2019;

5. Consolidated Statement of Cash Flows for the Years Ended August 31, 2020 and 2019;

6. Notes to Consolidated Financial Statements.

Consolidated Financial Statements

Destiny Media Technologies Inc.

August 31, 2020 and 2019

(Expressed in United States dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Destiny Media Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Destiny Media Technologies Inc. (the “Company”), as of August 31, 2020 and 2019, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the years ended August 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Destiny Media Technologies Inc. as of August 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended August 31, 2020 and 2019 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2019.

"DAVIDSON & COMPANY LLP"

Vancouver, Canada	Chartered Professional Accountants

November 18, 2020

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS

As at August 31,	(Expressed in United States dollars)

	2020	2019
	$	$
ASSETS
Current
Cash and cash equivalents	1,841,340	2,512,138
Short-term investments [note 3]	781,490	380,056
Accounts receivable, net of allowance for doubtful accounts of $23,412 [2019 – $10,106] [note 10]	426,832	332,271
Other receivables	26,083	14,240
Prepaid expenses	78,562	77,067
Total current assets	3,154,307	3,315,772
Deposits	34,316	33,716
Property and equipment, net [note 4]	194,277	260,907
Intangible assets, net [note 4]	22,952	24,695
Right of use assets [note 5]	403,961	—
Total assets	3,809,813	3,635,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	119,399	132,451
Accrued liabilities	353,235	303,470
Deferred leasehold inducement [note 5]	—	46,774
Deferred revenue	19,638	23,388
Obligation under capital lease [note 5]	238,261	—
Total current liabilities	730,533	506,083
Operating lease liability, net of current portion [note 7]	219,063	—
Total liabilities	949,596	506,083

Commitments and contingencies [notes 5, 8 and 9]

Stockholders’ equity
Common stock, par value $0.001 [note 6]
Authorized: 20,000,000 shares
Issued and outstanding: 10,450,646 shares [2019 – issued and outstanding 11,000,786 shares]	10,451	11,001
Additional paid-in capital [note 6]	9,366,290	9,850,348
Accumulated deficit	(6,171,068)	(6,340,483)
Accumulated other comprehensive loss	(345,456)	(391,859)
Total stockholders’ equity	2,860,217	3,129,007
Total liabilities and stockholders’ equity	3,809,813	3,635,090

Subsequent Events [note 12]

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended August 31,	(Expressed in United States dollars)

	2020	2019
	$	$

Service revenue [note 10]	3,824,565	3,809,092

Cost of revenue
Hosting costs	106,804	107,434
Internal engineering support	24,303	28,441
Customer support	137,720	126,317
Third party and transaction costs	49,806	47,840

	318,633	310,032

Gross Margin	3,505,932	3,499,060
	92%	92%
Operating expenses
General and administrative	798,120	770,758
Sales and marketing	1,084,364	908,951
Product development	1,343,084	1,141,380
Depreciation and amortization [note 4]	135,385	96,846

	3,360,953	2,917,935
Income from operations	144,979	581,125
Other income
Interest income	24,415	27,188
Other income (expense)	21	2,465

Income before provision for income taxes	169,415	610,778
Income tax expense - deferred [note 7]	—	—

Net income	169,415	610,778

Foreign currency translation adjustments	46,403	(38,217)

Total comprehensive income	215,818	572,561

Net income per common share, basic and diluted	0.02	0.06

Weighted average common shares outstanding:
Basic	10,602,346	11,002,589
Diluted	10,602,346	11,002,589

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

As at August 31,	(Expressed in United States dollars)

					Accumulated	Total
			Additional		other	stockholders'
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	loss
	#	$	$	$	$	$
Balance, August 31, 2018	11,002,786	11,003	9,810,676	(6,951,261)	(353,642)	2,516,776
Total comprehensive income	-	-	-	610,778	(38,217)	572,561
Shares repurchased for cancellation	(2,000)	(2)	(2,003)	-	-	(2,005)
Stock based compensation - Note 6	-	-	41,675	-	-	41,675
Balance, August 31, 2019	11,000,786	11,001	9,850,348	(6,340,483)	(391,859)	3,129,007
Total comprehensive income	-	-	-	169,415	46,403	215,818
Shares repurchased for cancellation	(550,140)	(550)	(532,673)	-	-	(533,223)
Stock based compensation - Note 6	-	-	48,615	-	-	48,615
Balance, August 31, 2020	10,450,646	10,451	9,366,290	(6,171,068)	(345,456)	2,860,217

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

As at August 31,	(Expressed in United States dollars)

	2020	2019
	$	$
OPERATING ACTIVITIES
Net income	169,415	610,778
Items not involving cash:
Depreciation and amortization	135,385	96,846
Stock-based compensation	48,615	41,675
Deferred leasehold inducement	—	(4,151)
Unrealized foreign exchange	(13,395)	(1,078)
Allowance for doubtful accounts	22,731	—
Changes in non-cash working capital:
Accounts receivable	(108,795)	63,202
Other receivables	(11,334)	2,657
Prepaid expenses and deposits	(669)	(20,416)
Accounts payable	(81,904)	49,570
Accrued liabilities	110,622	927
Deferred revenue	(4,046)	524
Right of use Liability	5,588	—
Net cash provided by operating activities	272,213	804,534

INVESTING ACTIVITIES
Purchase of property, equipment and intangibles	(64,065)	(162,979)
Sales (Purchase) of short-term investments	(369,794)	754,600
Net cash provided by (used in) investing activities	(433,859)	591,621

FINANCING ACTIVITY
Common stock repurchased for cancellation	(533,223)	(2,005)
Net cash used in financing activity	(533,223)	(2,005)

Effect of foreign exchange rate changes on cash	24,071	(15,446)

Net increase (decrease) in cash and cash equivalents during the year	(670,798)	1,414,704
Cash and cash equivalents, beginning of year	2,512,138	1,097,434
Cash and cash equivalents, end of year	1,841,340	2,512,138

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies used in the preparation of these consolidated financial statements:

Basis of presentation and fiscal year

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company's fiscal year-end is August 31.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Destiny Software Productions Inc., MPE Distribution Inc., and Sonox Digital Inc. All inter-company balances and transactions have been eliminated on consolidation.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

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

Short-term investments

We classify our short-term investments as held to maturity. Our investments classified as held-to-maturity are recorded at amortized cost, which their carrying values approximate fair value. Interest earned on the short-term investments are included in interest income.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Revenue recognition

The Company's revenue is derived from software as a service (SaaS) arrangements. The Company accounts for revenue in accordance with ASC 606, which the Company adopted on September 1, 2018 using the modified retrospective method.

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

The Company applies the five-step model to recognize revenue as follows:

Identification of the contract, or contracts, with the customer

The Company considers the terms and conditions of written contracts and its customary business practices in identifying its contracts under ASC 606. The Company determines that it has a contract with a customer when the contract is approved, the Company can identify each party's rights regarding the services to be transferred, the Company can identify the payment terms for the services, the Company has determined that the customer has the ability and intent to pay, and the contract has commercial substance. In general, contract terms will be reflected in a written document that is signed by both parties.

Identification of the performance obligation in the contract

Performance obligations are promises in a contract to transfer distinct products or services to a customer, and is the unit of account under ASC 606. A contract's transaction price is allocated to each distinct performance obligation and revenue is recognized when the performance obligation is satisfied. A product or service is a distinct performance obligation if the customer can both benefit from the product or service either on its own or together with other resources that are readily available to the customer, and it is separately identifiable from other items within the context of the contract. Performance obligations are satisfied by transferring control of the product or service to the customer. Control of the product or service is transferred either at a point in time or over time depending on the performance obligation.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Revenue recognition (cont'd.)

The Company generates revenue primarily from usage fees for the Company's digital media distribution service. Usage fees are generally recognized as they are billed based on volume and size of distribution services provided in a given month. The Company's other performance obligations include maintenance services, email and phone support, and unspecified software updates released when, and if, available. Under the guidance of ASC 606, the Company has concluded that maintenance services and unspecified software upgrades are not distinct in the context of the Company's contracts because the Company's service is considered a multi-tenant software environment, and these activities represent a single combined performance obligation in connection with the Company's digital media distribution service, recognized at a point in time when the service is delivered to the customer.

Support activities are considered a separate performance obligation which is satisfied over time; however, such activities are performed substantially concurrently with the satisfaction of digital media distribution services.

From time to time, certain of the Company's contracts contain additional separate performance obligations, including specific enhancements and upgrades.

Determination of the transaction price

The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for providing services to the customer.

Digital media distribution services may be subject to either fixed or variable pricing. Variable consideration is allocated entirely to distinct service periods when it can be tied to a single performance obligation. Variable consideration is estimated and included in the transaction price if, in the Company's judgment, it is probable that there will not be a significant future reversal of cumulative revenue under the contract. When variable consideration is contingent and cannot be tied to a single performance obligation performed in a particular billing period, the Company estimates contingent variable consideration using the most likely method and recognizes consideration to the extent that the estimate for variable consideration is not constrained pursuant to the guidance provided in ASU 606.

A significant financing component generally does not exist under the Company's standard contracting and billing practices.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Revenue recognition (cont'd.)

Allocation of the transaction price to the performance obligations in the contract

If the contract contains a single combined performance obligation, the entire transaction price is allocated to the single combined performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price ("SSP") in relation to the total fair value of all performance obligations in the arrangement. The majority of the Company's contracts contain two separate performance obligations that are performed concurrently. The Company allocates consideration to each performance obligation under the guidance of ASC 606 on a relative standalone selling price (SSP) basis. Where SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Revenue recognition (cont'd.)

Revenue from support activities is recognized over an estimated support period since this activity is considered a 'stand-ready obligation'.  This support period is substantially concurrent with the performance of media distribution services, as these services are performed substantially in conjunction with the related distribution. Any support activities provided outside of this billing period are not considered material.

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

August 31, 2020 and 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

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

Long-lived assets

Long-lived assets held for use are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of property, equipment and intangible assets may not be fully recoverable. Impairment is measured by a two-step process: Step 1) the carrying amount of the asset is compared with its estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition. If the carrying amount is lower than the undiscounted future cash-flows, no impairment loss is recognized. Step 2) if the carrying amount is higher than the undiscounted future cash-flows then an impairment loss is measured as the difference between the carrying amount and fair value which may be based on internally developed discounted cash flow estimates, quoted market prices, when available, or independent appraisals. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of August 31, 2020, there were no impairment indicators present.

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

During the year ended August 31, 2020, the Company incurred approximately $103,073 (2019: $59,310) in professional legal fees in connection with legal actions against the Company and legal actions initiated by the Company. These costs are expensed as incurred and are recorded as a component of general and administrative expenses.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

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

Research and development costs

Research costs are expensed as incurred. Development costs are expensed as incurred, unless such costs are within the scope of ASC 985-20 Software - Costs of Software to be Sold, Leased or Marketed ("ASC 985-20"), in which case such costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. The Company's products are generally released soon after technological feasibility has been established and therefore costs incurred subsequent to achievement of technological feasibility are not significant and have been expensed as incurred.

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

Translation of foreign currencies

The Company's functional currency is the U.S. dollar. Financial statements of foreign operations for which the functional currency is the local currency are translated into U.S. dollars with assets and liabilities translated at the rate of exchange in effect at the balance sheet date and revenue and expense items translated at the average rates for the period. Unrealized gains and losses resulting from the translation of the consolidated financial statements are deferred and accumulated in a separate component of stockholders' equity as a foreign currency translation gain (loss) in accumulated other comprehensive income (loss).

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Translation of foreign currencies (cont'd)

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

Advertising

Advertising costs are expensed as incurred and totaled $20,260 and $12,017 during the years ended August 31, 2020 and 2019, respectively.

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Investment tax credits

The Company uses the flow through method to account for investment tax credits earned on eligible scientific research and development expenditures. Under this method, the investment tax credits are recognized as a reduction to income tax expense.

Stock based compensation

The Company follows the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification Section 718 "Compensation - Stock Compensation", which establishes accounting for equity based compensation awards to be accounted for using the fair value method. Equity-settled share based payment arrangements are initially measured at fair value at the date of grant and recorded within shareholders' equity.  The fair value at grant date of all share-based payments is recognized as compensation expense over the period for which benefits of services are expected to be derived, with a corresponding credit to shareholders' equity. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model and estimate the expected forfeiture rate at the date of grant. When awards are forfeited because non-market based vesting conditions are not satisfied, the expense previously recognized is proportionately reversed.

Lease accounting

In February 2016, the FASB issued ASU 2016-02, Leases, as amended by subsequent standards updates, which requires lessees to recognize right-of-use (ROU) assets and lease liabilities for all leases, with the exception of short-term leases, at the commencement date of each lease. The Company adopted the new standard effective September 1, 2019 using a modified retrospective approach and did not restate comparative periods. As a result, the Company recorded $671,911 of ROU assets and operating lease liabilities on September 1, 2019. There was no cumulative-effect adjustment for the adoption and the adoption did not have a significant impact on the Company's consolidated statements of comprehensive income.

The Company has elected to apply the practical expedient package to not reassess initial direct costs related to leases, whether any expired or existing contracts contained leases and to carry forward historical lease classification. As a result, all leases identified by the Company will continue to be classified as operating leases. In addition, the Company elected to not record short-term leases with an initial term of 12 months or less on its consolidated balance sheets. See Note 5 - Leases for more information.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Lease accounting (cont'd.)

The Company determines if an arrangement is a lease at contract inception by evaluating if the contract conveys the right to control the use of an identified asset during the period of use. A ROU asset represents the Company's right to use an identified asset for the lease term and lease liability represents the Company's obligation to make payments as set forth in the lease arrangement. ROU assets and lease liabilities are included on the Company's consolidated balance sheets beginning September 1, 2019 and are recognized based on the present value of the future minimum lease payments at lease commencement date. The interest rate used to determine the present value of the future lease payments is the Company's estimated incremental borrowing rate, because the interest rate implicit in the lease is generally not readily determinable. A ROU asset initially equals the lease liability, adjusted for any lease payments made prior to lease commencement and any lease incentives. All leases are recorded on the consolidated balance sheets except for leases with an initial term of less than 12 months. All of the Company's leases are operating leases.

The Company has lease agreements with lease and non-lease components. The lease component is comprised of minimum lease payments which includes base rent and estimated property taxes and insurance. Non-lease components primarily include payments for maintenance and are expensed as incurred.

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity except those resulting from investments by owners and distributions to owners. Accumulated other comprehensive income (deficit) consists only of accumulated foreign currency translation adjustments for all years presented.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

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

	Year Ended
	August 31,	August 31,
	2020	2019
Net income	$169,415	$610,778
Weighted average common shares outstanding	10,602,346	11,002,589
Diluted weighted average common shares outstanding	10,602,346	11,002,589

At August 31, 2020, the Company had an aggregate of 400,000 (2019: 290,000) stock options outstanding. Those outstanding options were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

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

Level 1 - quoted prices (unadjusted) in active markets for identical assets and liabilities;

Level 2 - observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 - assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02").  The amendments in this Update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The FASB also issued ASU No. 2018-11 "Leases (Topic 842): Targeted Improvements and ASU 2019-01 "Leases Codification Improvements Codification improvements to Topic 842 (leases)", which provides narrow amendments to clarify how to apply certain aspects of the new lease standard.  ASU 2016-02 was effective for the Company on September 1, 2019.  The Company adopted the modified retrospective approach, effective September 1, 2019, with no restatement of prior year comparatives, which resulted in the recognition of a right of use asset and an offsetting lease liability of $671,911 in respect of the Company's office premises lease.

See note 5 - leases for further details.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Accounting Standards Not Yet Effective

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13").  Financial Instruments-Credit Losses (Topic 326) amends guidance on reporting credit losses for assets held on an amortized cost basis and available-for-sale debt securities.  For assets held on an amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income.  The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The amendments in this ASU will be effective for the Company on September 1, 2020.  The adoption of this standard will not have a material impact on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"), which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU will be effective for the Company on September 1, 2019. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this guidance will not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The amendments in this ASU will be effective for the Company on September 1, 2020. Early adoption is permitted for any removed or modified disclosures. The adoption of this guidance will not have a material impact on its consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

3. SHORT TERM INVESTMENTS

The Company's short-term investments consists of one-year Guaranteed Investment Certificates with a major Canadian financial institution that earn interest at variable interest rates ranging from 2.15% - 2.17% (2019: 2.35% - 2.36%).

4. PROPERTY AND EQUIPMENT AND INTANGIBLES

		Accumulated	Net book
	Cost	amortization	value
August 31, 2020	$	$	$
Property and equipment
Furniture and fixtures	134,629	112,540	22,089
Computer hardware	264,701	215,916	48,785
Computer software	382,852	298,523	84,329
Leasehold improvements	160,295	121,221	39,074
	942,477	748,200	194,277
Intangibles
Patents, trademarks and lists	436,780	413,828	22,952

		Accumulated	Net book
	Cost	amortization	value
August 31, 2019	$	$	$
Property and equipment
Furniture and fixtures	134,432	107,304	27,128
Computer hardware	242,736	198,990	43,746
Computer software	354,090	223,387	130,703
Leasehold improvements	159,815	100,485	59,330
	891,073	630,166	260,907
Intangibles
Patents, trademarks and lists	421,520	396,825	24,695

Depreciation and amortization for the year ended August 31, 2020 was $135,385 (2019: 96,846)

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

5. LEASES

The Company entered into a lease agreement commencing July 1, 2017 and expiring June 30, 2022 consisting of approximately 6,600 square feet.

On adoption of ASC 842, Lease Accounting, the Company recognized right-of-use assets and a corresponding increase in lease liabilities, in the amount of $671,911 which represented the present value of future lease payments using a discount rate of 8% per year.  Property tax and insurance payments paid to the lessor are included in the calculation of future lease payments.

Right of Use Asset Continuity	2020	2019
	$	$
Balance, September 1	671,911	—
Lease Inducement	(47,607)	—
	624,304	—
Depreciation	(213,935)	—
Foreign Currency Translation Adjustment	(6,408)	—
Balance, August 31	403,961	—

The Company has operating lease payments committed as follows:

$
2021	266,278
2022	227,176
Total lease payments payable	493,454
Less amounts representing interest	(36,130)
Total Operating Lease Liability	457,324
Less current portion of operating lease liability	(238,261)
Long term portion of operating lease liability	219,063

Operating Lease Liability Continuity	2020	2019
	$	$
Balance, September 1	671,911	—
Less Lease Payments	(253,040)	—
Interest	44,692	—
Foreign Currency Translation Adjustment	(6,239)	—
Balance, August 31	457,324	—

During the year ended August 31, 2020 the Company recorded depreciation expense of $213,935 (2019 - $244,992 rent expense) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of comprehensive income. The total rent commitment, net of the leasehold improvement allowance, is being amortized to rent expense on a straight-line basis over the term of the lease.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

6. STOCKHOLDERS' EQUITY

On September 13, 2019, the Company effected a reverse stock split on the basis of 5:1. As such, the Company's authorized capital was decreased from 100,000,000 shares of common stock, par value $0.001 to 20,000,000 shares of common stock, par value $0.001 and all shares of common stock issued and outstanding were decreased on the basis of one new share for each five old shares.  These consolidated financial statements give retroactive effect to such reverse stock split and all share and per share amounts have been adjusted accordingly.

During the year ended August 31, 2020 the Company completed a Normal Course Issuer Bid ("NCIB"), pursuant to which the Company purchased 550,140 shares of common stock in the capital of the Company. Purchases pursuant to the NCIB were made from time to time by RBC Dominion Securities Inc. on behalf of the Company through the facilities of the TSX Venture Exchange at the market price at the time of purchase, subject to daily limits and compliance with the applicable rules of the TSX Venture Exchange and Canadian securities laws.

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

[b] Stock option plans

The Company has a stock option plan, namely the 2015 Stock Option Plan (the "Plan"), under which up to 530,000 shares of common stock, has been reserved for issuance. A total of 130,000 common shares remain eligible for issuance under the Plan. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

6. STOCKHOLDERS' EQUITY (cont'd.)

[b] Stock option plans (cont'd.)

Stock-Based Payment Award Activity

A summary of option activity under the Plan as of August 31, 2020 and 2019, and changes during the years ended are presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at August 31, 2018	326,250	1.95	3.49	—
Granted	30,000	1.52	4.82	—
Forfeited	(40,000)	2.00	3.06	—
Expired	(26,250)	2.00	—	—
Outstanding at August 31, 2019	290,000	1.94	2.96	—
Granted	210,000	1.24	5.00	—
Forfeited	(100,000)	1.46	0.80	—
Outstanding at August 31, 2020	400,000	1.35	3.24	—
Exercisable at August 31, 2020	196,250	1.45	2.14	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the options that were in-the-money at August 31, 2020.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of August 31, 2020:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
		$
Non-vested options at August 31, 2018	122,917	0.35
Granted	30,000	0.35
Forfeited	(6,663)	0.34
Vested	(116,254)	0.42
Non-vested options at August 31, 2019	30,000	0.38
Granted	210,000	0.49
Forfeited	(13,750)	0.49
Vested	(22,500)	0.40
Non-vested options at August 31, 2020	203,750	0.48

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

6. STOCKHOLDERS' EQUITY (cont'd.)

[b] Stock option plans (cont'd.)

As of August 31, 2020, there was $67,203 (2019: $42,658) of total unrecognized compensation cost related to non-vested share-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.41 (2019: 1.1) years.

During the year ended August 31, 2019, the total stock-based compensation expense of $48,615 (2019: $41,675) is reported in the statement of comprehensive income as follows:

	2020	2019
	$	$
Stock-based compensation
General and administrative	19,850	25,847
Sales and marketing	15,166	7,535
Research and development	13,599	8,293
Total stock-based compensation	48,615	41,675

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option- pricing model based on the following assumptions:

	2020	2019
	$	$
Expected term of stock options (years)	3.25	3.02
Expected volatility	118.6%	75.3%
Risk-free interest rate	1.0%	1.7%
Dividend yields	—	—
Weighted average grant date fair value	$0.49	$0.40

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

August 31, 2020 and 2019

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

During the year ended August 31, 2020, the Company recognized compensation expense of $64,480 (2019: $61,629) in salaries and wages on the consolidated statement of comprehensive income in respect of the Plan, representing the Company's employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $0.74 (2019: $1.16). As at August 31, 2020 355,022 shares are held in trust by the Company.

[d] Warrants

A summary of common stock warrants outstanding, and changes during the year then ended is presented below:

	Number of		Aggregate
	Common	Exercise	Intrinsic
	Shares	Price	Value
	Issuable	$	$
Outstanding at August 31, 2018, 2019, and 2020	—	—	—

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

7. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 21.0% and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 27.0%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company's income tax expense is as follows:

	2020	2019
	$	$

Tax at U.S. statutory rates	36,000	128,000
Permanent differences	2,000	2,000
Stock option compensation	17,000	11,000
Effect of higher foreign tax rates in Canada	31,000	47,000
Effect of research tax credits claims filed in respect of prior years	—	(361,000)
Effect of a change in statutory tax rates	—	—
Foreign exchange and other adjustments	(250,000)	(73,000)
Recovery of previously unrecognized tax assets	—	—
Change in valuation allowance	164,000	246,000
Provision for deferred income taxes	—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which realization is not likely to occur.

Significant components of the Company's deferred tax assets as of August 31 are as follows:

	2020	2019
	$	$
Deferred tax assets:
Net operating loss carryforwards	1,132,000	886,000
Excess of book over tax depreciation	915,000	884,000
Tax Credit Carryforwards	900,000	1,013,000
Total deferred tax asset	2,947,000	2,783,000
Valuation allowance	(2,947,000)	(2,783,000)
Net deferred tax asset	—	—

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

7. INCOME TAXES (Cont'd)

Net income (loss) before income tax by geographic region is as follows:

	2019	2019
	$	$
United States	(369,579)	(118,503)
Canada	538,994	729,281
	169,415	610,778

If not utilized to reduce future taxable income, the Company’s net operating loss carryforwards will expire as follows:

	Canada	United States
	$	$
2021 and thereafter	—	5,392,000
	—	5,392,000

If not utilized to reduce future taxable payable, the Company’s investment tax credit carryforwards will expire as follows:

	Canada	United States
	$	$
2029 and thereafter	1,100,000	—
	1,100,000	—

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

8. COMMITMENTS

The Company's property lease agreement commenced on July 1, 2017 and expiring June 30, 2022.  Details of the lease agreement are included in Note 5.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2020 and 2019

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	2020	2019
	$	$
Play MPE®
North America	1,696,654	1,658,603
Europe	1,826,582	1,784,821
Australasia	273,737	309,291
Other	1,344	—
Total Play MPE® Revenue	3,798,317	3,752,715

Clipstream ®
United States	26,248	56,377
Total Clipstream ® Revenue	26,248	56,377

Total Revenue	3,824,565	3,809,092

Revenue in the above table is based on location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the year ended August 31, 2020, the Company generated 42% of total revenue from one customer [2019 - 41%].

It is in management's opinion that the Company is not exposed to significant credit risk.

As at August 31, 2020, 2 customers represented $275,620 (65%) of the trade receivables balance [2019 - two customers represented $233,549 (70%)].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

11. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period's presentation. These reclassifications did not affect prior periods' net earnings.

12. SUBSEQUENT EVENTS

None.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, our chief executive officer and our chief financial officer, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of August 31, 2020.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act, is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles ("GAAP"). Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are transacted in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate. A material weakness is defined as "a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2020 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management concluded that our internal controls over financial reporting were effective as of August 31, 2020.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended August 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Frederick Vandenberg	Director, President, Corporate Secretary, Chief Executive Officer	52	CEO since June 2017 CFO since July 2007
Hyonmyong Cho(1)	Chairman of the Board, Director	48	February 2017
Samuel Jay Graber(1)	Director	59	February 2017
Dave Summers(1)	Director	50	February 2019
Samuel Ritchie	Chief Financial Officer and Treasurer	40	May 2020

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

Samuel Jay Graber. Samuel Jay Graber. Mr. Graber has been a director of the Company since February 2017. In 2016, Mr. Graber retired as VP of Business Development from Apex Software LLC., but remained a business partner in the company.  Apex Software LLC. was a privately-owned developer of building drawing and area calculation software for jurisdictional mass appraisal at the municipal, county, province and statewide level as well as for the real estate mortgage appraisal industry.  In 2020, the assets of Apex Software, LLC were sold to a long-term business partner with an approximate 1 year wind down of Mr. Graber's continued involvement.  Prior to 20 years in the software/technology arena, Mr. Graber worked in direct sales / sales management for various manufacturing entities including automotive and decorative lighting, plastic extrusion, art glass and architectural flooring. Mr. Graber earned a
BS degree in both Business Management and in Psychology from Eastern Mennonite College (now EMU).

Dr. David Summers Ph.D. BSc. MBA, Since 2016, Dr. Summers is currently a business development and technology commercialization consultant. From 2008 through 2016, Dr. Summers was a director for Chemetics Inc., a global leader in technology-based engineering design for the pulp & paper, and mining & minerals industries. Dr. Summers was responsible for technology development, the electrolyzer business group, and global technical customer service. From 2007 to 2008 Dr. Summers was Vice President, Business Operations for Carbon Credit Corp, a private technology and consulting company. In this role, Dr. Summers helped position the company for acquisition by Ledcor Group. From 1998 to 2007 Dr. Summers worked at Ballard Power Systems, where he spent ten years in progressively senior leadership positions in Research and Development, Product Development and Business Development. He is the author of 12 publications and 5 patents. Dr. Summers holds a Bachelor of Science degree (honours chemistry) from Queen's University, a Ph.D. in Chemistry from the University of British Columbia, and a dual Masters of Business Administration degree from Queen's University and Cornell University's Johnson School.

Samuel Ritchie, CPA, CA. Mr. Ritchie has been our Chief Financial Officer since May 2020. Mr. Ritchie is a Chartered Professional Accountant (CPA, CGA) with over 15 years of accounting, audit, and financial reporting experience in a variety of industries, both in the United States and Canada. Mr. Ritchie was the financial controller at a private company, overseeing the accounting and human resources functions from 2018 to 2020. From 2008 until 2018, Mr. Ritchie was employed at BDO Canada LLP (Vancouver, BC) where he was a Senior Manager, Audit Assurance. Mr. Ritchie specialized in managing assurance engagements for public companies in the United States and Canada. Prior to that, Mr. Ritchie worked for another public accounting firm from 2003 to 2008. In these roles, Mr. Ritchie acquired considerable experience in finance, governance, and regulatory compliance. He holds a B.Comm. (Hons) Otago University, New Zealand.

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

Based solely on our review of the copies of such forms received by us, or written representations that no filings were required, we believe that during the fiscal year ended August 31, 2020 all such filing requirements were complied with.

.

CODE OF ETHICS

The Company's code of ethics is available on our website at http://www.dsny.com/code-of-ethics

We have adopted a code of ethics that applies to our principal executive officer, principle financial and accounting officer, or persons performing similar functions.

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers other than the principle executive officer who were serving as executive officers at the end of the year ended August 31, 2020; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended August 31, 2020, who we will collectively refer to as our "named executive officers", of our company for the years ended August 31, 2020 and 2019, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer and the Chief Financial Officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Other Annual Compen- sation ($) (2)	Total ($)
Frederick Vandenberg (3) Director, President, Chief Executive Officer, and former Chief Financial Officer	2020 2019	156,093 158,466	23,414 Nil	Nil Nil	8,437 Nil	20,462 6,298	208,406 164,764
Samuel Ritchie (3)(4) Chief Financial Officer	2020	43,959	Nil	Nil	14,400	520	58,879
Sandra Boenisch (3)(5) Chief Financial Officer	2020 2019	27,874 113,190	Nil Nil	Nil Nil	Nil Nil	929 3,537	28,803 116,727

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

(3) Compensation is stated in United States dollars. Where compensation was provided in Canadian dollars, compensation is based on an exchange rate of 0.7433 US dollars for each 1.00 Canadian dollar during the 2020 fiscal year and 0.7546 US dollars for each 1.00 Canadian dollar during the 2019 fiscal year.

(4) Appointed May 2020

(5) Resigned effective November 31, 2019

EMPLOYMENT AGREEMENT WITH OUR NAMED EXECUTIVE OFFICERS

We are not party to any written employment agreement or change in control arrangements with Mr. Vandenberg and Mr. Ritchie. We do not have any agreements with Mr. Vandenberg and Mr Ritchie regarding the payments of bonus or other performance incentives. Mr. Vandenberg and Mr. Ritchie are eligible to receive stock options as and when approved by our Board of Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our named executive officers that were outstanding as of August 31, 2020.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Frederick Vandenberg	80,000	Nil	N/A	1.00	July 6, 2022	N/A	N/A	N/A	N/A
Samuel Ritchie	3,750	26,270	N/A	1.00	Apr 28, 2025	N/A	N/A	N/A	N//A

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

Additionally, the Company has the 2015 Stock Option Plan, under which up to 530,000 shares of the common stock, have been reserved for issuance. As at August 31, 2020, an aggregate of 130,000 common shares remained eligible for issuance under the plan. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings.  In addition, our directors are eligible for grants of options to purchase shares of our common stock at the discretion of our Board of Directors.

The following table summarizes compensation paid to all of our directors who were not our named executive officers during the fiscal year ended August 31, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Hyonmyong Cho	Nil	Nil	Nil	Nil	Nil
Samuel Jay Graber	Nil	Nil	Nil	$12,500	$12,500
David Summers	Nil	Nil	Nil	Nil	Nil

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

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS:
Common Stock	Hyonmyong Cho Director, Chairman of the Board c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	533,988 (2)	5.1%
Common Stock	Samuel Jay Graber Director c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	195,911 (3)	1.9%
Common Stock	Frederick Vandenberg President, Chief Executive Officer, and Corporate Secretary c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	468,152(4)	4.5%
Common Stock	David Summers Director c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	23,381(5)	*
Common Stock	Samuel Ritchie Chief Financial Officer c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	16,342(6)	*
Common Stock	All Officers and Directors as a Group (4 persons)	1,237,774	11.8%
Common Stock	Mark A. Graber 56 Oakwell Farms Parkway San Antonio, TX 78218	1,869,735(7)	17.9%

⃰  Less than one percent (1%)

(1) Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of such shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 15, 2020. As of November 15, 2020, there were 10,450,646 shares of our common stock issued and outstanding.

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

(3) Consists of 147931 shares held by Mr. Graber, 2,980 shares held by Mr. Graber's spouse, and 45,000 shares that may be acquired upon the exercise of stock options held by Mr. Graber within 60 days of November 15, 2020.

(4) Consists of 388,152 shares held by Mr. Vandenberg and 80,000 shares that are acquirable upon the exercise of stock options held by Mr. Vandenberg within 60 days of November 15, 2020.

(5) Consists of 23,381 shares held by Mr. Summers.

(6) Consists of 1,342 shares held by Mr. Ritchie and 15,000 shares that are acquirable upon the exercise of stock options held by Mr. Ritchie within 60 days of November 15, 2020.

(7) Consists of (i) 1,585,491 shares of the Company's common stock directly held by Mark Graber; (ii) 111,970 shares beneficially owned by Four Star Investments, a Texas partnership over which Mr. Graber has shared voting and disposition power; and (iii) 6,000 shares held by Mr. Graber's spouse.

EQUITY COMPENSATION PLAN INFORMATION

We have an equity compensation plans, namely the 2015 Stock Option Plan (the "Plan"), under which up to 530,000 shares of our common stock, have been authorized for issuance to our officers, directors, employees and consultants. The Plan has not been approved by the Company's stockholders. The following summary information is presented for our Plan of August 31, 2020.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	400,000 Shares of Common Stock	$1.35 per Share	130,000 Shares of Common Stock
Total	400,000 Shares of Common Stock		130,000 Shares of Common Stock

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described under "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and under "Item 11. Executive Compensation", and under note 8 of the financial statements, none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which the Company proposes to be a party:

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Our current sole principal independent registered public accountant, Davidson & Company LLP, provided audit and other services during the year ended August 31, 2020 and the year ended August 31, 2019 as follows:

Davidson & Company LLP

	2020	2019
Audit Fees	$47,000	$47,540
Audit Related Fees	-	-
Tax Fees	8,138	7,060
All Other Fees	-	-
Total Fees	$55,138	$54,600

Our former sole principal independent registered public accountant, BDO Canada LLP, provided audit and other services during the year ended August 31, 2020 and the year ended August 31, 2019 as follows:

BDO Canada LLP

	2020	2019
Audit Fees	$5,668	$13,400
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$5,668	$13,400

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

Of the total aggregate fees paid by us to our accountants during the fiscal years ended August 31, 2020 and 2019, 100% and 100% of the aggregate fees, respectively, were approved by the audit committee pursuant to the de minimis exception provided by Section (c)(7)(i)(C) of Rule 2-01 of Regulations S-X.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

LIST OF DOCUMENTS FILED AS PART OF THE REPORT

The following documents are filed as part of this report:

(a)(1) Financial Statements:

 1.      Report of Independent Registered Public Accounting Firm - Davidson & Company LLP;

 2.      Consolidated Balance Sheets;

 3.      Consolidated Statements of Comprehensive Income (loss);

 4.      Consolidated Statements of Cash Flows;

 5.      Consolidated Statement of Changes in Stockholders' Equity; and

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

 Date: November 18, 2020

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

By: /s/Frederick Vandenberg

 Frederick Vandenberg, President

 Chief Executive Officer (Principal Executive Officer)

 Date: November 18, 2020

By: /s/Samuel Ritchie______________________

 Samuel Ritchie, CPA, CA

 Chief Financial Officer, Treasurer

 (Principal Financing and Accounting Officer)

 Date: November 18, 2020

By: /s/ Hyonmyong Cho

 Hyonmyong Cho

 Director

 Date: November 18. 2020

By: /s/ Samuel Jay Graber

 Samuel Jay Graber

 Director

 Date: November 18, 2020

By: /s/ David Summers

 David Summers

 Director

 Date: November 18, 2020