Form 10-Q
period 2020-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2021-01-13
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

________________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[   ]  Yes  [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant's common stock, par value $0.001, as of January 11, 2021 was 10,450,656.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Interim Financial Statements

Destiny Media Technologies Inc.

(Unaudited)

November 30, 2020

(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in United States Dollars)

Unaudited

As at,

	November 30,	August 31,
	2020	2020
	$	$

ASSETS
Current
Cash and cash equivalents	3,076,862	1,841,340
Short-term investments [note 3]	—	781,490
Accounts receivable, net of allowance for doubtful accounts of $23,562, [August 31, 2020 – $23,412]	329,573	426,832
Other receivables	31,066	26,083
Prepaid expenses	62,290	78,562
Total current assets	3,499,791	3,154,307
Deposits	34,538	34,316
Property and equipment, net [note 4]	179,850	194,277
Intangible assets, net [note 4]	19,369	22,952
Right of use asset [note 5]	351,130	403,961
Total assets	4,084,678	3,809,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	186,426	119,399
Accrued liabilities	325,182	353,235
Deferred revenue	18,841	19,638
Current portion of operating lease liability [note 5]	239,800	238,261
Total current liabilities	770,249	730,533
Operating lease liability, net of current portion [note 5]	162,619	219,063
Total liabilities	932,868	949,596

Commitments and contingencies [note 7]

Stockholders’ equity

Common stock, par value $0.001 [note 6]
Authorized: 20,000,000 shares Issued and outstanding: 10,450,656 shares [August 31, 2020 – issued and outstanding 10,450,656 shares]	10,451	10,451
Additional paid-in capital [note 6]	9,379,139	9,366,290
Accumulated deficit	(5,920,366)	(6,171,068)
Accumulated other comprehensive loss	(317,414)	(345,456)
Total stockholders’ equity	3,151,810	2,860,217
Total liabilities and stockholders’ equity	4,084,678	3,809,813

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME

(Expressed in United States dollars)

Unaudited

Three months ended November 30,
	2020	2019
	$	$

Service revenue [note 9]	1,123,977	1,045,856

Cost of revenue
Hosting costs	30,042	26,617
Internal engineering support	6,327	6,847
Customer support	35,852	39,371
Third party and transaction costs	18,092	12,447

	90,313	85,282

Gross Margin	1,033,664	960,574

Operating expenses
General and administrative	159,549	219,503
Sales and marketing	302,474	283,756
Product development	298,088	319,974
Depreciation and amortization	24,315	32,072
	784,426	855,305
Income from operations	249,238	105,269
Other income
Interest income	1,464	6,389

Net income	250,702	111,658

Foreign currency translation adjustments	28,042	1,552

Total comprehensive income	278,744	113,210

Net income per common share, basic and diluted	0.02	0.01

Weighted average common shares outstanding:
Basic	10,450,656	11,954,603
Diluted	10,450,656	11,954,603

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Expressed in United States dollars)

Unaudited

Three months ended November 30, 2020 and 2019

					Accumulated	Total
			Additional		other	stockholders'
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	loss
	#	$	$	$	$	$
Balance, August 31, 2020	10,450,646	10,451	9,366,290	(6,171,068)	(345,456)	2,860,217
Total comprehensive income	-	-	-	250,702	28,042	278,744
Stock based compensation [note 6]	-	-	12,849	-	-	12,849
Balance, November 30, 2020	10,450,646	10,451	9,379,139	(5,920,366)	(317,414)	3,151,810

Balance, August 31, 2019	11,000,786	11,001	9,850,348	(6,340,483)	(391,859)	3,129,007
Shares issued for rounding purposes in connection with reverse split	10	-	-	-	-	-
Repurchase of common stock	(298,755)	(299)	(291,590)	-	-	(291,889)
Total comprehensive income	-	-	-	111,658	1,552	113,210
Stock based compensation [note 6]	-	-	17,936	-	-	17,936
Balance, November 30, 2019	10,702,041	10,702	9,576,694	(6,228,825)	(390,307)	2,968,264

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

Three months ended November 30,	(Expressed in United States dollars)

	2020	2019
	$	$

OPERATING ACTIVITIES
Net income	250,702	111,658
Items not involving cash:
Depreciation and amortization [note 4]	24,315	32,072
Stock-based compensation	12,849	17,936
Deferred leasehold inducement	—	3,325
Unrealized foreign exchange (gain) loss	11,372	(5,417)
Changes in non-cash working capital:
Accounts receivable	98,548	(84,789)
Other receivables	(4,763)	2,840
Prepaid expenses and deposits	16,497	7,203
Accounts payable	102,318	5,126
Accrued liabilities	(66,893)	4,461
Deferred revenue	(909)	(8,170)
Operating lease liability	(2,382)	—
Net cash provided by operating activities	441,654	86,245

INVESTING ACTIVITIES
Redemption (purchase) of short-term investments, net	763,749	(756,372)
Purchase of property, equipment and intangibles	(5,188)	(10,231)
Net cash provided by (used in) investing activities	758,561	(766,603)

FINANCING ACTIVITY
Repurchase of common stock for retirement	—	(291,889)
Net cash used in financing activity	—	(291,889)

Effect of foreign exchange rate changes on cash	35,307	5,189

Net increase (decrease) in cash and cash equivalents	1,235,522	(967,058)
Cash and cash equivalents, beginning of period	1,841,340	2,512,138
Cash and cash equivalents, end of period	3,076,862	1,545,080

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

Non-cash investing and financing activities
Right of use asset	—	(671,911)
Operating lease liability	—	671,911

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

November 30, 2020

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2020 are not necessarily indicative of the results that may be expected for the year ended August 31, 2021.

The balance sheet at August 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 2020.

COVID-19 Pandemic

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses, including the Company's. This outbreak could decrease spending, adversely affect demand for the Company's product and harm the Company's business and results of operations. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company's business or results of operations at this time.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

November 30, 2020

3. SHORT TERM INVESTMENTS

The Company's short-term investments consisted of one-year Guaranteed Investment Certificates with a major Canadian financial institution that earn interest at variable interest rates ranging from 0.10% - 2.36%.  As at November 30, 2020, the Company's short-term investments had reached maturity, and are included in cash and cash equivalents.

4. PROPERTY AND EQUIPMENT AND INTANGIBLES

		Accumulated	Net book
	Cost	amortization	value
November 30, 2020	$	$	$
Property and equipment
Furniture and fixtures	134,769	113,649	21,120
Computer hardware	270,226	219,724	50,502
Computer software	383,198	308,933	74,265
Leasehold improvement	160,440	126,477	33,963
	948,633	768,783	179,850

Intangibles
Patents, trademarks and lists	436,929	417,560	19,369

		Accumulated	Net book
	Cost	amortization	value
August 31, 2020	$	$	$
Property and equipment
Furniture and fixtures	134,629	112,540	22,089
Computer hardware	264,701	215,916	48,785
Computer software	382,852	298,523	84,329
Leasehold improvements	160,295	121,221	39,074
	942,477	748,200	194,277

Intangibles
Patents, trademarks and lists	436,780	413,828	22,952

Depreciation and amortization for the three month period ended November 30, 2020 was $24,315 (2019: $32,072)

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

November 30, 2020

5. RIGHT OF USE ASSET

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

Right of Use Asset Continuity	November 30, 2020	August 31, 2020
	$	$
Balance, September 1	403,961	671,911
Lease Inducement	-	(47,607)
	403,961	624,304
Depreciation	(54,636)	(213,935)
Foreign Currency Translation Adjustment	1,805	(6,408)
Balance, End of Period	351,130	403,961

The Company has operating lease payments committed as follows:

$
2021	269,910
2022	160,050
Total lease payments payable	429,960
Less amounts representing interest	(27,541)
Total Operating Lease Liability	402,419
Less current portion of operating lease liability	(239,800)
Long term portion of operating lease liability	162,619

Operating Lease Liability Continuity	November 30, 2020	August 31, 2020
	$	$
Balance, September 1	457,324	671,911
Less Lease Payments	(65,712)	(253,040)
Interest	8,693	44,692
Foreign Currency Translation Adjustment	1,844	(6,239)
Balance, End of Period	402,419	457,324

During the three month period ended November 30, 2020 the Company recorded depreciation expense of $54,636 (2019 : $54,158) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of comprehensive income. The total rent commitment, net of the leasehold improvement allowance, is being amortized to rent expense on a straight-line basis over the term of the lease.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

November 30, 2020

6. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

Effective September 16, 2019, the Company commenced a Normal Course Issuer Bid, pursuant to which the Company may purchase up to a maximum of 550,140 common shares, through the TSX Venture Exchange (the "TSX") at the market price at the time of purchase, subject to daily limits and compliance with the applicable rules of the TSX and Canadian securities laws.  During the year ended August 31, 2020, the Company repurchased and cancelled 550,140 common shares for $533,223.

[b] Stock option plan

The Company has a stock option plan, namely the 2015 Stock Option Plan (the "Plan"), under which up to 530,000 shares of common stock, has been reserved for issuance. A total of 120,000 common shares remain eligible for issuance under the Plan. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of stock option activity under the Plan as of November 30, 2020, and changes during the period then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at August 31, 2020	400,000	1.35	3.24	—
Granted	10,000	1.00	5.00	—
Outstanding at November 30, 2020	410,000	1.34	3.02	—
Exercisable at November 30, 2020	272,500	1.42	2.70	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the options that were in-the-money at November 30, 2020.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

November 30, 2020

6. STOCKHOLDERS' EQUITY (cont'd.)

[b] Stock option plan (cont'd.)

The following table summarizes information regarding the non-vested options outstanding as of November 30, 2020 and changes during the period then ended:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
		$
Non-vested options at August 31, 2020	203,750	0.48
Granted	10,000	0.34
Vested	(76,250)	0.49
Non-vested options at November 30, 2020	137,500	0.47

As of November 30, 2020, there was $56,810 of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.99 years.

Total stock-based compensation expense of $12,849 was recognized during the three month period ended November 30, 2020, (2019: $17,936) is reported in the statement of comprehensive income as follows:

	2020	2019
	$	$
Stock-based compensation
General and administrative	4,531	9,258
Sales and marketing	4,644	6,100
Product development	3,674	2,578
Total stock-based compensation	12,849	17,936

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2020	2019

Expected term of stock options (years)	3.25	3.25
Expected volatility	105.4%	118.6%
Risk-free interest rate	0.35%	1.0%
Dividend yields	—	—
Weighted average grant date fair value	$0.34	$0.49

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

November 30, 2020

6. STOCKHOLDERS' EQUITY (cont'd.)

[b] Stock option plan (cont'd.)

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

During the three month period ended November 30, 2020, the Company recognized compensation expense of $15,186 (2019 : $13,132) in salaries and wages on the consolidated statement of comprehensive income in respect of the Plan, representing the Company's employee matching of cash contributions to the Plan. During the three month period ended November 30, 2020, the shares were purchased on the open market at an average price of $0.67 (2019 : $0.98). The shares are held in trust for a period of one year from the date of purchase.

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

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

November 30, 2020

8. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13").  Financial Instruments-Credit Losses (Topic 326) amends guidance on reporting credit losses for assets held on an amortized cost basis and available-for-sale debt securities.  For assets held on an amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses.  The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected.  For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down.  ASU 2016-13 affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income.  The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash.  The amendments in this ASU will be effective for the Company on September 1, 2020.  The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"), which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU will be effective for the Company on September 1, 2019. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The amendments in this ASU was effective for the Company on September 1, 2020.. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

November 30, 2020

9. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	2020	2019
	$	$

Play MPE®
United States	533,460	485,212
Europe	508,317	462,441
Australia	75,779	82,586
Africa	3,528	—
Total Play MPE® Revenue	1,121,084	1,030,239

Clipstream ®
United States	2,893	15,617
Total Clipstream ® Revenue	2,893	15,617

Total Revenue	1,123,977	1,045,856

Revenue in the above table is based on location of the customer's billing address. Some of these customers have distribution centres located around the globe and distribute around the world. During the three month period ended November 30, 2020, the Company generated 38% of total revenue from one customer respectively (2019 : 38%).

It is in management's opinion that the Company is not exposed to significant credit risk.

As at November 30, 2020, one customer represented $144,407 (or 46%) of the trade receivables balance (August 31, 2020, two customers represented $275,620 (or 65%)).

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

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

November 30, 2020

11. SUBSEQUENT EVENTS

On January 4, 2021, the Company commenced a Normal Course Issuer Bid ("NCIB"), pursuant to which the Company may purchase up to a maximum of 522,532 shares of common stock in the capital of the Company, representing approximately 5% of the then-outstanding common stock. Purchases pursuant to the NCIB will be made from time to time by RBC Dominion Securities Inc. on behalf of the Company through the facilities of the TSX Venture Exchange at the market price at the time of purchase, subject to daily limits and compliance with the applicable rules of the TSX Venture Exchange and Canadian securities laws. Shares purchased will be paid for with cash available from the Company's working capital.

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

The release creator module of Caster underwent a major restructure and upgrade in fiscal 2020 which launched in Q1 of 2021.  This new release creator is easier to use, more intuitive, has more powerful notification creation features and notification template saving.  The Company expects that this module will result in increased use by our enterprise customers.  This is also the first step to allow non-enterprise customers to fully self-serve. The Company will build out a "checkout" feature that will not require Play MPE® staff to be involved in the release distribution and sale.  The Company expects that this will allow greater scalability of the platform as it expands globally.

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

The Company's new market development initiatives include the Canadian, Latin, South African, and USA markets. Activity levels within the platform increased over the same quarter in the prior year. Releases (a unique piece of music content with accompanying metadata uploaded into the platform) increased by 2.1%, and sends (the number of destinations selected) grew by 25.5%.  Further, the number of tracks within each release grew by 10.5%.

The Company sees tremendous potential to grow market share with investments in product development and business development staff.  During the quarter, the Company continued to recruit for new engineering, product development, marketing and business development staff adding the front-end engineering lead in October, a senior account executive to lead the LATAM market initiative in November 2020 and additional product development support staff.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30. 2020 AND 2019

Revenue

Total revenue for the three-month period ended November 30, 2020 increased by 7.5% ($1,123,977 in 2020 - $1,045,856 in 2019) due to increased Play MPE® revenues, offset by reduced Clipstream revenue.  Play MPE® revenue in the quarter grew by 8.8% (5.4% after adjusting for favorable foreign exchange).

Play MPE® continued to experience high growth in the independent labels in the United States, Europe, and Australia with an overage revenue growth of 38.5% in this segment.

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

Operating costs during the three-month period ended November 30, 2020 decreased by 8.33% to $784,426 (2019 - $855,305). The majority of the decrease in costs was the result of a reduction in travel and related expenditures associated with client meetings and business development efforts. These reductions were the result of COVID-19 pandemic travel restrictions.

General and administrative	30-November	30-November
	2020	2019
	(3 months)	(3 months)	Change	Change
	$	$	$	%
Bad debt	-	-	-	-%
Office and miscellaneous	40,241	48,456	(8,215)	(17.0%)
Professional fees	46,825	59,599	(12,774)	(21.4%)
Rent	6,715	6,304	411	6.5%
Telecommunications	776	560	216	38.6%
Travel	1,112	3,056	(1,944)	(63.6%)
Wages and benefits	63,880	101,528	(37,648)	(37.0%)
	159,549	219,503	(59,954)	(27.3%)

Our general and administrative expenses consist of salaries and related personnel costs including overhead, office rent, and general office supplies. General and administrative costs also include professional fees and general travel expenditures. The decrease in non-recurring professional fees is the result of professional fees associated with staff restructuring, share consolidation and share repurchase activities incurred in the three month period ended November 30, 2019.

Sales and marketing	30-November	30-November
	2020	2019
	(3 months)	(3 months)	Change	Change
	$	$	$	%
Advertising and marketing	9,020	48,256	(39,236)	(81.3%)
Rent	31,536	31,721	(185)	(0.6%)
Telecommunications	4,053	3,135	918	29.3%
Wages and benefits	257,865	200,644	57,221	28.5%
	302,474	283,756	18,718	6.6%

Sales and marketing expenses consist of salaries and related personnel costs including overhead, office rent, and telecommunications costs.  Sales and marketing expenses also include advertising and marketing expenditures, which consist of promotional materials, online or print advertising, business development tools, and marketing or business development related travel costs including attendance at conference or trade shows, and record label and client visits. The increase in staffing costs relates to additional staff designed to grow and enhance business development activities. The decrease in advertising and marketing expenses is related to reduced travel expenditures for our staff to attend label visits and industry events due to the COVID-19 pandemic.

Product Development	30-November	30-November
	2020	2019
	(3 months)	(3 months)	Change	Change
	$	$	$	%
Rent	25,079	29,339	(4,260)	(14.5%)
Software services	17,576	17,420	156	0.9%
Telecommunications	16,805	19,203	(2,398)	(12.5%)
Wages and benefits	238,628	254,012	(15,384)	(6.1%)
	298,088	319,974	(21,886)	(6.8%)

Product development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The decrease in wages and benefits is related to the timing of employment of product development staff during the quarter. The Company has also restructured the use of external hosting services resulting in a permanent decline in costs with no reduction in system reliability or capabilities.

Depreciation and Amortization

Depreciation and amortization expense decreased to $24,315 for the three-month period ended November 30, 2020 from $32,073 for the period ended November 30, 2019, a decrease of 24.2% due to a decrease in computer software costs associated with externally developed Play MPE® recipient player applications.

Other earnings and expenses

Interest income was $1,464 for the three-month period ended November 30, 2020 (2019: $6,637) and is derived from one-year Guaranteed Investment Certificates.

Net income

During the three-month period ended November 30, 2020 we had net income of $250,702 (2019: $111,658). Overall, an increase in revenue was accompanied by budgeted spending on staffing and marketing and advertising costs, as discussed above.

For the three-month period ended November 30, 2020, adjusted EBITDA was $286,402 (2019: EBITDA $154,431).  Adjusted EBITDA is not defined under generally accepted accounting principles ("GAAP") and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income (loss) from operations to Adjusted EBITDA over the eight most recently completed fiscal quarters:

	2021 Q1	2020 Q4	2020 Q3	2020 Q2	2020 Q1	2019 Q4	2019 Q3	2019 Q2
	$	$	$	$	$	$	$	$
Net Income (loss)	250,702	158,187	54,899	(155,331)	111,658	114,157	195,712	80,719
Amortization, stock-based compensation and deferred leasehold inducements	37,164	49,085	48,470	37,307	49,140	34,983	36,404	31,042
Interest income	(1,464)	(4,672)	(5,266)	(8,110)	(6,367)	(5,999)	(8,233)	(6,522)
Adjusted EBITDA	286,402	202,600	98,103	(126,134)	154,431	143,141	223,883	105,239

LIQUIDITY AND FINANCIAL CONDITION

As at November 30, 2020, we held $3,076,862 (August 31, 2020 - $2,622,830) in cash and cash equivalents and short-term investments.  Our short-term investments consisting of one-year Guaranteed Investment Certificates (GICs) held through a major Canadian financial institution, had reached maturity prior to November 30, 2020 (August 31, 2020: $781,490).

At November 30, 2020, we had working capital of $2,729,542 compared to $2,423,774 as at August 31, 2020.  During the three-month period ended November 30, 2020, the Company did not complete any NCIB purchases (2019: $291,889).

CASH FLOWS

Net cash provided by operating activities for the three-month period ended November 30, 2020 was $441,654, compared to $86,245 for the three-month period ended November 30, 2019.  The primary reason for the increase in cash flows from operating activities is due to an increase in operating revenues, as described above, as well as a decrease in accounts receivable during the quarter.

Net cash provided by investing activities for the three-month period ended November 30, 2020 was $758,561, compared to cash used in investing activities of $766,603 for the three-month period ended November 30, 2019. During the three-month period ended November 30, 2020, $763,749 was received on the maturity of our GICs. Investing activities during the three-month period ended November 30, 2019 were attributable largely to investment into GICs.

Net cash used in financing activities during the three-month period ended November 30, 2020 was $Nil.  In the three-month period ended November 30, 2019 net cash used in financing activities, related to cash used to repurchase and retire 298,755 shares of common stock of the Company under the NCIB for a total of $291,889.

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

There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended August 31, 2020 as filed with the SEC on November 18, 2020 except for those described in Note 8, "New Accounting Pronouncements" in the notes to our Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note 8 "New Accounting Pronouncements" in the notes to our Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the three month period ended November 30, 2020, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company recognized a negative impact on reported revenues and a positive impact on reported operating expenditures, for an overall marginal positive impact on reported net income.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2020, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes that would impact our internal controls for the period from September 1, 2020 to November 30, 2020.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in "Item 1 - Risk Factors" in our Form 10-K for the fiscal year ended August 31, 2020 filed with the SEC. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

COVID-19 Pandemic

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses, including the Company's. This outbreak could decrease spending, adversely affect demand for the Company's product and harm the Company's business and results of operations. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company's business or results of operations at this time.

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

DESTINY MEDIA TECHNOLOGIES, INC.

By: /s/Frederick Vandenberg______________________

 Frederick Vandenberg

              Chief Executive Officer, President

 (Principal Executive Officer)

 Date: January 13, 2021

By: /s/ Samuel Ritchie______________________

 Samuel Ritchie

              Chief Financial Officer, Treasurer

 (Principal Financing and Accounting Officer)

 Date: January 13, 2021