Form 10-Q
period 2021-02-28
DESTINY MEDIA TECHNOLOGIES INC
filed 2021-04-14
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[  ] Yes  [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant's common stock, par value $0.001, as of April 12, 2021 was 10,385,571.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Interim Financial Statements

Destiny Media Technologies Inc.

(Unaudited)

February 28, 2021

(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in United States Dollars)

Unaudited

As at,	February 28,	August 31,
	2021	2020
	$	$

ASSETS
Current
Cash and cash equivalents	3,011,715	1,841,340
Short-term investments [note 3]	—	781,490
Accounts receivable, net of allowance for doubtful accounts of $19,537, [August 31, 2020 – $23,412]	328,131	426,832
Other receivables	41,844	26,083
Prepaid expenses	96,764	78,562
Total current assets	3,478,454	3,154,307
Deposits	35,185	34,316
Property and equipment, net [note 4]	169,809	194,277
Intangible assets, net [note 4]	15,736	22,952
Right of use asset [note 5]	301,228	403,961
Total assets	4,000,412	3,809,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable	138,062	119,399
Accrued liabilities	369,697	353,235
Deferred revenue	18,269	19,638
Current portion of operating lease liability [note 5]	235,659	238,261
Total current liabilities	761,687	730,533
Operating lease liability, net of current portion [note 5]	114,170	219,063
Total liabilities	875,857	949,596

Contingencies [note 7]

Stockholders’ equity
Common stock, par value $0.001 [note 6]
Authorized: 20,000,000 shares
Issued and outstanding: 10,409,361 shares
[August 31, 2020 – issued and outstanding 10,450,646 shares]	10,409	10,451
Additional paid-in capital [note 6]	9,347,311	9,366,290
Accumulated deficit	(5,949,832)	(6,171,068)
Accumulated other comprehensive loss	(283,333)	(345,456)
Total stockholders’ equity	3,124,555	2,860,217
Total liabilities and stockholders’ equity	4,000,412	3,809,813

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 29,	February 28,	February 29,
	2021	2020	2021	2020
	$	$	$	$

Service revenue [note 10]	930,699	806,729	2,054,676	1,852,585

Cost of revenue
Hosting costs	29,667	15,839	59,709	42,456
Internal engineering support	7,296	6,516	13,623	13,363
Customer support	41,343	36,351	77,195	75,722
Third Party and transactions costs	13,593	10,414	31,685	22,861
	91,899	69,120	182,212	154,402

Gross Margin	838,800	737,609	1,872,464	1,698,183

Operating expenses
General and administrative	164,395	216,094	323,943	435,597
Sales and marketing	340,954	362,400	643,428	646,156
Product development	337,392	287,752	635,480	607,726
Depreciation and amortization	26,400	35,478	50,715	67,550
	869,141	901,724	1,653,566	1,757,029

Income (loss) from operations	(30,341)	(164,115)	218,898	(58,846)

Other income
Interest income	875	8,110	2,338	14,477
Other income	-	674	-	696
Net income (loss)	(29,466)	(155,331)	221,236	(43,673)

Other comprehensive income (loss)
Foreign currency translation adjustments	34,081	(15,108)	62,123	(13,556)

Total comprehensive income (loss)	4,615	(170,439)	283,359	(57,229)

Net income (loss) per common share, basic and diluted	(0.00)	(0.01)	0.02	(0.00)

Weighted average common shares outstanding:

Basic and diluted	10,442,752	10,629,438	10,446,726	10,665,834

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Expressed in United States dollars)

Unaudited

Three months ended February 28, 2021 and February 29, 2020

					Accumulated	Total
			Additional		other	stockholders'
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares #	Amount	Capital	Deficit	Loss
		$	$	$	$	$
Balance, November 30, 2020	10,450,646	10,451	9,379,139	(5,920,366)	(317,414)	3,151,810
Total comprehensive income (loss)	-	-	-	(29,466)	34,081	4,615
Stock based compensation [note 6]	-		13,134	-	-	13,134
Common shares retired	(41,285)	(42)	(44,962)	-	-	(45,004)
Balance, February 28, 2021	10,409,361	10,409	9,347,311	(5,949,832)	(283,333)	3,124,555

Balance, November 30, 2019	10,702,041	10,702	9,576,694	(6,228,825)	(390,307)	2,968,264
Total comprehensive loss	-	-	-	(155,331)	(15,108)	(170,439)
Stock based compensation [note 6]	-		2,697	-	-	2,697
Common shares retired	(251,385)	(251)	(241,083)	-	-	(241,334)
Balance, February 29, 2020	10,450,656	10,451	9,338,308	(6,384,156)	(405,415)	2,559,188

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Expressed in United States dollars)

Unaudited

Six months ended February 28, 2021 and February 29, 2020

					Accumulated	Total
			Additional		other	stockholders'
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	loss
	#	$	$	$	$	$
Balance, August 31, 2020	10,450,646	10,451	9,366,290	(6,171,068)	(345,456)	2,860,217
Total comprehensive income	-	-	-	221,236	62,123	283,359
Stock based compensation [note 6]	-	-	25,983	-	-	25,983
Common shares retired	(41,285)	(42)	(44,962)	-	-	(45,004)
Balance, February 28, 2021	10,409,361	10,409	9,347,311	(5,949,832)	(283,333)	3,124,555

Balance, August 31, 2019	11,000,796	11,001	9,850,348	(6,340,483)	(391,859)	3,129,007
Total comprehensive loss	-	-	-	(43,673)	(13,556)	(57,229)
Stock based compensation [note 6]	-	-	20,633	-	-	20,633
Common shares retired	(550,140)	(550)	(532,673)	-	-	(533,223)
Balance, February 29, 2020	10,450,656	10,451	9,338,308	(6,384,156)	(405,415)	2,559,188

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

Six months ended February 28, 2021 and February 29, 2020	(Expressed in United States dollars)

	2021	2020
	$	$

OPERATING ACTIVITIES
Net income (loss)	221,236	(43,673)
Items not involving cash:
Depreciation and amortization [note 4]	50,715	67,550
Stock-based compensation	25,983	20,633
Allowance for doubtful accounts	(4,465)	—
Unrealized foreign exchange (gain) loss	315	(7,927)
Changes in non-cash working capital:
Accounts receivable	113,910	(240,907)
Other receivables	(15,222)	4,386
Prepaid expenses and deposits	(16,966)	6,646
Accounts payable	24,925	57,321
Accrued liabilities	(618)	13,350
Deferred revenue	(1,863)	(16,399)
Operating lease liability	(6,110)	5,447
Net cash provided by (used in) operating activities	391,840	(133,573)

INVESTING ACTIVITIES
Sale (Purchase) of short-term investments, net	800,624	(753,185)
Purchase of property, equipment and intangibles	(13,557)	(43,666)
Net cash provided by (used in) investing activities	787,067	(796,851)

FINANCING ACTIVITY
Repurchase of common stock for retirement	(45,004)	(533,223)
Net cash used in financing activity	(45,004)	(533,223)

Effect of foreign exchange rate changes on cash	36,472	1,686

Net increase (decrease) in cash and cash equivalents	1,170,375	(1,461,961)
Cash and cash equivalents, beginning of period	1,841,340	2,512,138
Cash and cash equivalents, end of period	3,011,715	1,050,177

Supplementary disclosure
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

February 28, 2021

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2021 are not necessarily indicative of the results that may be expected for the year ended August 31, 2021.

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

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

February 28, 2021

3. SHORT TERM INVESTMENTS

The Company's short-term investments consists of one-year Guaranteed Investment Certificates with a major Canadian financial institution that earn interest at variable interest rates ranging from 0.10% - 2.36%.  As at February 28, 2021, the Company's short-term investments had reached maturity, and are included in cash and cash equivalents.

4. PROPERTY AND EQUIPMENT AND INTANGIBLES

		Accumulated	Net book
	Cost	amortization	value
	$	$	$
February 28, 2021
Property and equipment
Furniture and fixtures	135,298	114,914	20,384
Computer hardware	279,677	224,268	55,409
Computer software	384,626	319,746	64,880
Leasehold improvement	161,048	131,912	29,136
	960,649	790,840	169,809

Intangibles
Patents, trademarks and lists	437,607	421,871	15,736

		Accumulated	Net book
	Cost	amortization	value
August 31, 2020	$	$	$
Property and equipment
Furniture and fixtures	134,629	112,540	22,089
Computer hardware	264,701	215,916	48,785
Computer software	382,852	298,523	84,329
Leasehold improvements	160,295	121,221	39,074
	942,477	748,200	194,277

Intangibles
Patents, trademarks and lists	436,780	413,828	22,952

Depreciation and amortization for the six months ended February 28, 2021 was $50,715 (2020: $67,550)

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

February 28, 2021

5. RIGHT OF USE ASSET

The Company entered into a lease agreement commencing July 1, 2017 and expiring June 30, 2022 consisting of approximately 6,600 square feet of office space.

On adoption of ASC 842, Lease Accounting, the Company recognized right-of-use assets and a corresponding increase in lease liabilities, in the amount of $671,911 which represented the present value of future lease payments using a discount rate of 8% per year.  Property tax and insurance payments paid to the lessor are included in the calculation of future lease payments.

Right of Use Asset Continuity	February 28, 2021	August 31, 2020
	$	$
Balance, September 1	403,961	671,911
Lease Inducement	-	(47,607)
	403,961	624,304
Depreciation	(111,091)	(213,935)
Foreign Currency Translation Adjustment	8,358	(6,408)
Balance, End of Period	301,228	403,961

The Company has operating lease payments committed as follows:

$

2021	276,915
2022	93,171
Total lease payments payable	370,086
Less amounts representing interest	(20,257)
Total Operating Lease Liability	349,829
Less current portion of operating lease liability	(235,659)
Long term portion of operating lease liability	114,170

Operating Lease Liability Continuity	February 28, 2021	August 31, 2020
	$	$
Balance, September 1	457,324	671,911
Less Lease Payments	(133,612)	(253,040)
Interest	16,780	44,692
Foreign Currency Translation Adjustment	9,337	(6,239)
Balance, End of Period	349,829	457,324

During the three and six month periods ended February 28, 2021 the Company recorded depreciation expense of $56,455 and $111,091 respectively (February 29, 2020: $52,821 and $107,457 respectively) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of comprehensive income (loss). The total rent commitment, net of the leasehold improvement allowance, is being amortized to rent expense on a straight-line basis over the term of the lease.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

February 28, 2021

6. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

Effective January 15, 2021, the Company commenced a Normal Course Issuer Bid (NCIB), pursuant to which the Company may purchase up to a maximum of 522,532 common shares, through the TSX Venture Exchange (the "TSX") at the market price at the time of purchase, subject to daily limits and compliance with the applicable rules of the TSX and Canadian securities laws.  During the three and six month periods ended February 28, 2021, the Company repurchased and cancelled 41,285 common shares for $45,004 (February 29, 2020: 550,140 common shares for $533,223 under a NCIB Effective September 16, 2019).

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

Stock-Based Payment Award Activity

A summary of stock option activity under the Plans as of February 28, 2021, and changes during the period then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at August 31, 2020	400,000	1.35	3.24	—
Granted	10,000	1.00	5.00	500
Outstanding at February 28, 2021	410,000	1.34	2.77	16,000
Exercisable at February 28, 2021	285,000	1.40	2.28	9,750

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the options that were in-the-money at February 28, 2021.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

February 28, 2021

6. STOCKHOLDERS' EQUITY (cont'd.)

[b] Stock option plans (cont'd.)

The following table summarizes information regarding the non-vested options outstanding as of February 28, 2021 and changes during the period then ended:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
		$
Non-vested options at August 31, 2020	203,750	0.48
Granted	10,000	0.34
Vested	(88,750)	0.48
Non-vested options at February 28, 2021	125,000	0.47

As of February 28, 2021, there was $43,192 of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.74 years.

During the six months ended February 28, 2021, the total stock-based compensation expense of $25,983 (February 29, 2020: $20,633) is reported in the statement of comprehensive income (loss) as follows:

	2021	2020
	$	$
Stock-based compensation
General and administrative	9,063	6,336
Sales and marketing	9,573	8,045
Product development	7,347	6,252
Total stock-based compensation	25,983	20,633

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2021	2020

Expected term of stock options (years)	3.25	3.25
Expected volatility	105.4%	116.2%
Risk-free interest rate	0.35%	1.3%
Dividend yields	—	—
Weighted average grant date fair value	$0.34	$0.49

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

February 28, 2021

6. STOCKHOLDERS' EQUITY (cont'd.)

[b] Stock option plans (cont'd.)

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

During the six months ended February 28, 2021, the Company recognized compensation expense of $52,857 (February 29, 2020 - $32,422) in salaries and wages on the consolidated statement of comprehensive income in respect of the Plan, representing the Company's employee matching of cash contributions to the Plan. The shares were purchased on the open market at an average price of $0.81 (February 29, 2020: $1.00). The shares are held in trust by the Company for a period of one year from the date of purchase.

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

February 28, 2021

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The amendments in this ASU was effective for the Company on September 1, 2020. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

February 28, 2021
	Three Months Ended		Six Months Ended
	February 28	February 29	February 28	February 29
	2021	2020	2021	2020
	$	$	$	$
Play MPE®
North America	379,034	305,697	912,494	790,929
Europe	484,159	447,967	992,476	910,397
Australasia	62,999	48,259	138,778	130,837
Africa	938	—	4,466	—
Total Play MPE®	927,130	801,923	2,048,214	1,832,163

Clipstream ®
North America	3,569	4,806	6,462	20,422
Total revenue	930,699	806,729	2,054,676	1,852,585

Revenue in the above table is based on location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the six months ended February 28, 2021, the Company generated 42% of total revenue from one customer (February 29, 2020 - 44%).

It is in management's opinion that the Company is not exposed to significant credit risk.

As at February 28, 2021, one customer represented $145,541 (or 44%) of the trade receivables balance (August 31, 2020, two customers represented $275,620 (or 65%)).

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

11. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period's presentation. These reclassifications did not affect prior periods' net earnings.

12. SUBSEQUENT EVENTS

On March 31, 2020, a further 23,800 shares of common stock were repurchased under the NCIB and cancelled.

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

During Q2 2021, Caster's release creator tool was updated to provide additional template management functionality which provides flexibility in creating and sharing email templates. This streamlines release creation for our enterprise customers.

During the quarter the Company's software engineering group continued to focus on enhancements to global release management features which are designed to expand global use by international labels.  The engineering group is also investigating various technologies to expand the Company's addressable market.

These features primarily improve the salability of the platform as the Company targets significant global expansion.

The Company's new market development initiatives include the Canadian, Latin, South African, and USA markets. Activity levels within the platform increased over the same quarter in the prior year. Releases (a unique piece of music content with accompanying metadata uploaded into the platform) increased by 10.59%, and sends (the number of destinations selected) grew by 34.9%.  Further, the number of tracks within each release grew by 46.3%.  Our Latin initiative continued to make progress with the commencement of distributions by Warner Music Latina immediately following the quarter.

The Company sees tremendous potential to grow market share with investments in product development and business development staff.  The Company is targeting growth in its core Play MPE® business by expanding the use of Play MPE® into new market segments and by expanding our addressable market through the addition of new saleable products and services by adding technologies within the Play MPE® platform.

During the quarter the Company added to our marketing, software engineering, operations and product design teams. Recruitment efforts in business development resulted in additions to staff following the end of our second quarter.  The Company continues to recruit primarily for software engineering capacity.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2021 AND FEBRUARY 29, 2020

Revenue

Total revenue for the six months ending February 28, 2021 increased by approximately 11% ($2,054,676 in 2021 - $1,852,585 in 2020). Play MPE® represents virtually all the Company's revenue.  Play MPE®'s year to date revenue grew by 11.8% (or 9.9% after adjusting for favorable foreign exchange).  Play MPE® continued to experience high growth in the independent labels in the United States, Europe, and Australia with an average revenue growth of 35% in this segment.

Total revenue for the three-month period ended February 28, 2021 increased by 15.4% over the comparable quarter in fiscal 2020, to $930,699 (2020 - $806,729) (11.0% after adjustment for favorable foreign exchange).  Play MPE® had high growth in the independent labels in the United States, Europe, and Australia with an average revenue growth of 28.1% in the quarter.

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

Operating costs during the six-month period ended February 28, 2021 decreased by 5.9% to $1,653,566 (2020 - $1,757,029). The decrease in costs was the result of a reduction non-recurring (one-time) costs associated with staff restructuring incurred in the six-month period ended February 29, 2020 and a reduction in travel and related expenditures associated with client meetings associated with business development efforts. These reductions were the result of COVID-19 pandemic travel restrictions.

Total overall costs, adjusted for the one-time costs associated with staff restructuring, increased by 3.3%. This increase in costs is caused by increased investments in business development, marketing, and product design and development staffing designed to accelerate product development and revenue growth.  This increase has been partially offset by the abovementioned reduction in business development related travel costs caused by COVID-19 pandemic travel restrictions.

	28-Feb	29-Feb
	2021	2020
	(6 months)	(6 months)	Change	Change
	$	$	$	%
Total operating expenditures	1,653,566	1,757,029	(103,463)	(5.9%)

Non-recurring (one-time) costs	62,561	216,573	(154,012)	(71.1%)
Adjusted total expenditures	1,591,005	1,540,456	50,549	3.3%

General and administrative	28-Feb	29-Feb
	2021	2020
	(6 months)	(6 months)	Change	Change
	$	$	$	%
Bad debt	(4,465)	-	(4,465)	(100.0%)
Office and miscellaneous	76,161	89,180	(13,019)	(14.6%)
Foreign exchange (gain)/loss	(16,133)	12,089	(28,222)	(233.5%)
Professional fees	112,988	125,360	(12,372)	(9.9%)
Rent	13,750	11,733	2,017	17.2%
Telecommunications	1,609	1,058	551	52.1%
Travel	2,488	4,137	(1,649)	39.9%
Wages and benefits	137,545	192,040	(54,495)	(28.4%)
	323,943	435,597	(111,654)	(25.6%)

Our general and administrative expenses consist of salaries and related personnel costs including overhead, office rent, and general office supplies. General and administrative costs also include professional fees and general travel expenditures. The decrease in professional fees is the result of reduced non-recurring costs.

Sales and marketing	28-Feb	29-Feb
	2021	2020
	(6 months)	(6 months)	Change	Change
	$	$	$	%
Advertising and marketing	14,641	74,562	(59,921)	(80.4%)
Rent	64,581	67,582	(3,001)	(4.4%)
Telecommunications	8,980	6,906	2,074	30.0%
Wages and benefits	555,226	497,106	58,120	11.7%
	643,428	646,156	(2,728)	(0.4%)

Sales and marketing expenses consist of salaries and related personnel costs including overhead, office rent, and telecommunications costs.  Sales and marketing expenses also include advertising and marketing expenditures, which consist of promotional materials, online or print advertising, business development tools, and marketing or business development related travel costs including attendance at conference or trade shows, and record label and client visits. The increase in staffing costs primarily relates to one time charges associated with staff restructuring.  Wages also increased over the prior year through additional staff designed to grow and enhance business development activities. The decrease in advertising and marketing expenses is related to decreased travel expenditures for our staff to attend label visits and industry events due to COVID-19.

Product Development	29-Feb	29-Feb
	2020	2020
	(6 months)	(6 months)	Change	Change
	$	$	$	%
Rent	51,360	54,615	(3,255)	(6.0%)
Software services	35,925	32,334	3,591	11.1%
Telecommunications	34,390	32,289	2,101	6.5%
Wages and benefits	513,805	488,488	25,317	5.2%
	635,480	607,726	27,754	4.6%

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

Depreciation and Amortization

Depreciation and amortization expense decreased to $50,715 for the six-month period ended February 28, 2021 from $67,550 for the period ended February 29, 2020, a decrease of 24.9% due to a decrease in computer software costs associated with externally developed Play MPE® recipient player applications.

Other earnings and expenses

Interest income was $2,338 for the six-month period ended February 28, 2021 (2020: $14,477) and is derived from one-year Guaranteed Investment Certificates.

Net income

During the six-month period ended February 28, 2021 we had net income of $221,236 (2020 - $43,673 net loss). Overall, an increase in revenue was accompanied by budgeted spending on staffing and marketing and advertising costs, as discussed above

For the three-month period ended February 28, 2021, adjusted EBITDA was $9,192 (2020 - EBITDA ($126,134)).  Adjusted EBITDA is not defined under generally accepted accounting principles ("GAAP") and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income (loss) from operations to Adjusted EBITDA over the eight most recently completed fiscal quarters:

	2021 Q2	2021 Q1	2020 Q4	2020 Q3	2020 Q2	2020 Q1	2019 Q4	2019 Q3
	$	$	$	$	$	$	$	$
Net Income (loss)	(29,466)	250,702	158,187	54,899	(155,331)	111,658	114,157	195,712
Amortization, stock-based compensation and deferred leasehold inducements	39,533	37,164	49,085	48,470	37,307	49,140	34,983	36,404
Interest income	(875)	(1,464)	(4,672)	(5,266)	(8,110)	(6,367)	(5,999)	(8,233)
Adjusted EBITDA	9,192	286,402	202,600	98,103	(126,134)	154,431	143,141	223,883

LIQUIDITY AND FINANCIAL CONDITION

As at February 28, 2021, we held $3,011,715 (August 31, 2020 - $2,622,830) in cash and cash equivalents and short-term investments.  Our short-term investments consisting of one-year Guaranteed Investment Certificates (GICs) held through a major Canadian financial institution, had reached maturity prior to February 28, 2021 (August 31, 2020: $781,490).

At February 28, 2021, we had working capital of $2,716,767 compared to $2,423,774 as at August 31, 2020.  During the three-month period ended February 28, 2021, the Company completed NCIB purchases totaling $45,004 (2020: $241,334).

Net cash provided by operating activities for the six-month period ended February 28, 2021 was $391,840, compared to net cash used in operating activities of $133,573 for the six months ended February 29, 2020.  The primary reason for the increase in cash flows from operating activities is due to an increase in operating revenues, as described above, as well as a decrease in accounts receivable during the quarter.

Net cash provided by investing activities for the six-month period ended February 28, 2021 was $787,067, compared to cash used in investing activities of $796,851 for the six-month period ended February 29, 2021. During the six-month period ended February 28, 2021, $800,624 was received on the maturity of our GICs.

Net cash used in financing activities during the six-month period ended February 28, 2021 was $45,004 (February 29, 2020 was $533,223), related to cash used to repurchase and retire 41,285 shares of common stock (550,140 shares of common stock) of the Company under the NCIB.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the three and six month periods ended February 29, 2021, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company recognized a positive impact on reported revenues and a negative impact on reported operating expenditures, for an overall marginal positive impact on reported net income.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2021, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes that would impact our internal controls for the period from September 1, 2020 to February 28, 2021.

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

DESTINY MEDIA TECHNOLOGIES, INC.

By: /s/Frederick Vandenberg________________

 Frederick Vandenberg

              Chief Executive Officer, President

 (Principal Executive Officer)

 Date: April 14, 2021

By: /s/Samuel Ritchie______________________

 Samuel Ritchie

              Chief Financial Officer, Treasurer

 (Principal Financing and Accounting Officer)

 Date: April 14, 2021