Form 10-Q
period 2021-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2021-07-14
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

_____________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant's common stock, par value $0.001, as of July 12, 2021 was 10,279,961.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Interim Financial Statements

Destiny Media Technologies Inc.

(Unaudited)

May 31, 2021

(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in United States Dollars)

Unaudited

As at,

	May 31,	August 31,
	2021	2020
	$	$
ASSETS
Current
Cash and cash equivalents	2,934,575	1,841,340
Short-term investments [note 3]	-	781,490
Accounts receivable, net of allowance for doubtful accounts of $20,618, [August 31, 2020 - $23,412]	403,196	426,832
Other receivables	46,869	26,083
Prepaid expenses	69,444	78,562
Total current assets	3,454,084	3,154,307
Deposits	37,131	34,316
Property and equipment, net [note 4]	166,913	194,277
Intangible assets, net [note 4]	86,376	22,952
Right of use asset [note 5]	258,286	403,961
Total assets	4,002,790	3,809,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable	140,989	119,399
Accrued liabilities	355,766	353,235
Deferred revenue	18,210	19,638
Current portion of operating lease liability [note 5]	280,028	238,261
Total current liabilities	794,993	730,533
Operating lease liability, net of current portion [note 5]	24,418	219,063
Total liabilities	819,411	949,596

Contingencies [note 7]

Stockholders' equity
Common stock, par value $0.001 [note 6]
Authorized: 20,000,000 shares Issued and outstanding: 10,294,961 shares [August 31, 2020 - issued and outstanding 10,450,646 shares]	10,295	10,451
Additional paid-in capital [note 6]	9,186,881	9,366,290
Accumulated deficit	(5,880,238)	(6,171,068)
Accumulated other comprehensive loss	(133,559)	(345,456)
Total stockholders' equity	3,183,379	2,860,217
Total liabilities and stockholders' equity	4,002,790	3,809,813

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME

(Expressed in United States dollars)

Unaudited

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020
	$	$	$	$

Service revenue [note 10]	1,083,987	939,873	3,138,663	2,792,458

Cost of revenue
Hosting costs	32,582	30,905	92,291	73,361
Internal engineering support	7,375	5,915	20,998	19,278
Customer support	41,794	33,523	118,989	109,245
Third Party and transactions costs	16,053	16,641	47,738	39,502
	97,804	86,984	280,016	241,386

Gross Margin	986,183	852,889	2,858,647	2,551,072

Operating expenses
General and administrative	202,878	273,070	526,822	708,667
Sales and marketing	361,411	140,690	1,004,839	786,846
Product development	326,450	355,625	961,930	963,351
Depreciation and amortization	26,673	33,194	77,388	100,744
	917,412	802,579	2,570,979	2,559,608
Income (loss) from operations	68,771	50,310	287,668	(8,536)
Other income
Interest income	823	5,266	3,162	19,743
Other income (loss)	-	(677)	-	19
Net income	69,594	54,899	290,830	11,226

Net income per common share,
Basic	0.01	0.01	0.03	0.00
Diluted	0.01	0.01	0.03	0.00

Weighted average common shares outstanding:

Basic	10,426,961	10,450,646	10,428,809	10,623,432
Diluted [note 6]	10,531,708	10,450,646	10,543,442	10,623,432

See accompanying notes

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

Unaudited

	Three Months	Three Months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020
	$	$	$	$

Net income for the period	69,594	54,899	290,830	11,226
Other comprehensive income (loss)
Foreign currency translation adjustments	149,774	(66,657)	211,897	(80,213)

Comprehensive income (loss)	219,368	(11,758)	502,727	(68,987)

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Expressed in United States dollars)

Unaudited

Three months ended May 31, 2021 and 2020

					Accumulated	Total
			Additional		other	stockholders'
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares #	Amount	Capital	Deficit	Loss
		$	$	$	$	$
Balance, February 28, 2021	10,409,361	10,409	9,347,311	(5,949,832)	(283,333)	3,124,555
Net income	-	-	-	69,594	-	69,594
Total comprehensive income (loss)	-	-	-	-	149,774	149,774
Stock based compensation [note 6]	-		13,134	-	-	13,134
Common shares retired	(114,400)	(114)	(173,564)	-	-	(173,678)
Balance, May 31, 2021	10,294,961	10,295	9,186,881	(5,880,238)	(133,559)	3,183,379

Balance, February 29, 2020	10,450,646	10,451	9,338,308	(6,384,156)	(405,415)	2,559,188
Net income	-	-	-	54,899	-	54,899
Total comprehensive loss	-	-	-	-	(66,657)	(66,657)
Stock based compensation [note 6]	-	-	15,276	-	-	15,276
Balance, May 31, 2020	10,450,656	10,451	9,353,584	(6,329,257)	(472,072)	2,562,706
See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Expressed in United States dollars)

Unaudited

Nine months ended May 31, 2021 and 2020

					Accumulated	Total
			Additional		other	stockholders'
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	loss
	#	$	$	$	$	$
Balance, August 31, 2020	10,450,646	10,451	9,366,290	(6,171,068)	(345,456)	2,860,217
Net income	-	-	-	290,830	-	290,830
Total comprehensive income	-	-	-	-	211,897	211,897
Stock based compensation [note 6]	-	-	39,117	-	-	39,117
Common shares retired	(155,685)	(156)	(218,526)	-	-	(218,682)
Balance, May 31, 2021	10,294,961	10,295	9,186,881	(5,880,238)	(133,559)	3,183,379

Balance, August 31, 2019	11,000,796	11,001	9,850,348	(6,340,483)	(391,859)	3,129,007
Net income	-	-	-	11,226	-	11,226
Total comprehensive loss	-	-	-	-	(80,213)	(80,213)
Stock based compensation [note 6]	-	-	35,909	-	-	35,909
Common shares retired	(550,140)	(550)	(532,673)	-	-	(533,223)
Balance, May 31, 2020	10,450,656	10,451	9,353,584	(6,329,257)	(472,072)	2,562,706

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

Nine months ended May 31, 2021 and 2020	(Expressed in United States dollars)

	2021	2020
	$	$
OPERATING ACTIVITIES
Net income	290,830	11,226
Items not involving cash:
Depreciation and amortization [note 4]	77,388	100,744
Stock-based compensation	39,117	35,909
Allowance for doubtful accounts	(4,459)	13,672
Unrealized foreign exchange (gain) loss	18,465	(5,321)
Changes in non-cash working capital:
Accounts receivable	44,048	(451,575)
Other receivables	(18,001)	(5,354)
Prepaid expenses and deposits	12,920	(18,098)
Accounts payable	26,646	16,686
Accrued liabilities	(35,591)	82,416
Deferred revenue	(2,873)	(21,057)
Operating lease liability	(10,952)	6,409
Net cash provided by (used in) operating activities	437,538	(234,343)

INVESTING ACTIVITIES
Sale (Purchase) of short-term investments, net	800,624	(743,002)
Purchase of property, equipment and intangibles	(34,658)	(54,610)
Development of software	(63,554)	-
Net cash provided by (used in) investing activities	702,412	(797,612)

FINANCING ACTIVITY
Repurchase of common stock for retirement	(218,682)	(533,223)
Net cash used in financing activity	(218,682)	(533,223)

Effect of foreign exchange rate changes on cash	171,967	(33,611)

Net increase (decrease) in cash and cash equivalents	1,093,235	(1,598,789)
Cash and cash equivalents, beginning of period	1,841,340	2,512,138
Cash and cash equivalents, end of period	2,934,575	913,349

Supplementary disclosure
Interest paid	-	-
Income taxes paid	-	-

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

May 31, 2021

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2021 are not necessarily indicative of the results that may be expected for the year ended August 31, 2021.

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

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

May 31, 2021

3. SHORT TERM INVESTMENTS

The Company's short-term investments consists of one-year Guaranteed Investment Certificates with a major Canadian financial institution that earn interest at variable interest rates ranging from 0.10% - 2.36%.  As at May 31, 2021, the Company's short-term investments had reached maturity, and are included in cash and cash equivalents.

4. PROPERTY AND EQUIPMENT AND INTANGIBLES

		Accumulated	Net book
	Cost	amortization	value
	$	$	$
May 31, 2021
Property and equipment
Furniture and fixtures	136,411	116,095	20,316
Computer hardware	294,573	230,136	64,437
Computer software	387,604	330,427	57,177
Leasehold improvements	162,243	137,260	24,983
	980,831	813,918	166,913

Intangibles
Software under development	63,554	-	63,554
Patents, trademarks and lists	448,669	425,847	22,822
	512,223	425,847	86,376

		Accumulated	Net book
	Cost	amortization	value
August 31, 2020	$	$	$
Property and equipment
Furniture and fixtures	134,629	112,540	22,089
Computer hardware	264,701	215,916	48,785
Computer software	382,852	298,523	84,329
Leasehold improvements	160,295	121,221	39,074
	942,477	748,200	194,277

Intangibles
Patents, trademarks and lists	436,780	413,828	22,952

Depreciation and amortization for the three and nine month periods ended May 31, 2021 was $26,673 and $77,388 (2020: $33,194 and $100,744 respectively).

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

May 31, 2021

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

Right of Use Asset Continuity	May 31, 2021	August 31, 2020
	$	$
Balance, September 1	403,961	671,911
Lease Inducement	-	(47,607)
	403,961	624,304
Depreciation	(167,468)	(213,935)
Foreign Currency Translation Adjustment	21,793	(6,408)
Balance, End of Period	258,286	403,961

The Company has operating lease payments committed as follows:

$

2021	294,289
2022	24,581
Total lease payments payable	318,870
Less amounts representing interest	(14,424)
Total Operating Lease Liability	304,446
Less current portion of operating lease liability	(280,028)
Long term portion of operating lease liability	24,418

Operating Lease Liability Continuity	May 31, 2021	August 31, 2020
	$	$
Balance, September 1	457,324	671,911
Less Lease Payments	(201,417)	(253,040)
Interest	23,366	44,692
Foreign Currency Translation Adjustment	25,173	(6,239)
Balance, End of Period	304,446	457,324

During the three and nine month periods ended May 31, 2021 the Company recorded depreciation expense of $56,376 and $167,468 respectively (May 31, 2020: $52,930 and $160,387 respectively) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of income. The total rent commitment, net of the leasehold improvement allowance, is being amortized to rent expense on a straight-line basis over the term of the lease.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

May 31, 2021

6. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

Effective January 15, 2021, the Company commenced a Normal Course Issuer Bid (NCIB), pursuant to which the Company may purchase up to a maximum of 522,532 common shares, through the TSX Venture Exchange (the "TSX") at the market price at the time of purchase, subject to daily limits and compliance with the applicable rules of the TSX and Canadian securities laws.  During the three month periods ended May 31, 2021, the Company repurchased and cancelled 114,400 common shares for $173,678.  For the nine month period ended May 31, 2021 155,685 common shares for $218,682 were repurchased (May 31, 2020: 550,140 common shares for $533,223 under a NCIB Effective September 16, 2019).

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

Stock-Based Payment Award Activity

A summary of stock option activity under the Plans as of May 31, 2021, and changes during the period then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at August 31, 2020	400,000	1.35	3.24	-
Granted	10,000	1.00	5.00	4,600
Outstanding at May 31, 2021	410,000	1.34	2.52	124,200
Exercisable at May 31, 2021	302,500	1.38	2.33	86,250

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the options that were in-the-money at May 31, 2021.  For the three and nine month period ended May 31, 2021, the dilutive impact of in the money stock options was 104,474 and 114,633 respectively (2020: none).

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

May 31, 2021

6. STOCKHOLDERS' EQUITY (cont'd.)

[b] Stock option plans (cont'd.)

The following table summarizes information regarding the non-vested options outstanding as of May 31, 2021 and changes during the period then ended:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
		$
Non-vested options at August 31, 2020	203,750	0.48
Granted	10,000	0.34
Vested	(106,250)	0.48
Non-vested options at May 31, 2021	107,500	0.48

As of May 31, 2021, there was $29,574 of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.85 years.

During the nine months ended May 31, 2021, the total stock-based compensation expense of $39,117 (May 31, 2020: $35,909) is reported in the statement of income as follows:

	2021	2020
	$	$
Stock-based compensation
General and administrative	13,594	15,319
Sales and marketing	14,502	10,664
Product development	11,021	9,926
Total stock-based compensation	39,117	35,909

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2021	2020

Expected term of stock options (years)	3.25	3.25
Expected volatility	105.4%	118.6
Risk-free interest rate	0.35%	1.0%
Dividend yields	-	-
Weighted average grant date fair value	$0.34	$0.49

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

May 31, 2021

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

During the nine months ended May 31, 2021, the Company recognized compensation expense of $71,938 (May 31, 2020 - $53,369) in salaries and wages on the consolidated statement of income in respect of the Plan, representing the Company's employee matching of cash contributions to the Plan. The shares were purchased on the open market at an average price of $0.99 (May 31, 2020: $0.78). The shares are held in trust by the Company for a period of one year from the date of purchase.

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

May 31, 2021

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

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

May 31, 2021

9. FAIR VALUE MEASUREMENTS

The following table presents the classification of financial assets that are measured at fair value on a recurring basis as of May 31, 2021 and August 31, 2020.

		May 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	2,934,575	-	-	2,934,575
Total financial assets	2,934,575	-	-	2,934,575

		August 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	1,841,340	-	-	1,841,340
Short-term investments	781,490	-	-	781,490
Total financial assets	2,622,830	-	-	2,622,830

The company has no financial liabilities subject to level 1, 2 or 3 fair value measurements.

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended		Nine months Ended
	May 31	May 31	May 31	May 31
	2021	2020	2021	2020
	$	$	$	$
Play MPE®

North America	504,319	422,550	1,416,953	1,211,728
Europe	497,225	448,098	1,489,578	1,359,786
Australasia	79,275	69,225	218,035	200,522
Africa	1,626	-	6,092	-
Total Play MPE®	1,082,445	939,873	3,130,658	2,772,036

Clipstream ®
North America	1,542	-	8,005	20,422
Total revenue	1,083,987	939,873	3,138,663	2,792,458

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

May 31, 2021

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE (cont'd.)

Revenue in the above table is based on location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the nine months ended May 31, 2021, the Company generated 42% of total revenue from one customer (May 31, 2020 - 43%).

It is in management's opinion that the Company is not exposed to significant credit risk.

As at May 31, 2021, one customer represented $147,872 (or 37%) of the trade receivables balance (August 31, 2020, two customers represented $275,620 (or 65%)).

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

11. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period's presentation. These reclassifications did not affect prior periods' net earnings.

12. SUBSEQUENT EVENTS

On June 30, 2021, a further 15,000 shares of common stock were repurchased under the NCIB and cancelled.

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

During the third quarter the Company's software engineering group continued to focus on, and develop, enhancements to global release management features which are designed to expand global use by international labels.  The engineering group is also investigating various technologies to expand the Company's addressable market.

These features primarily improve the salability of the platform as the Company targets significant global expansion.

The Company's new market development initiatives include the Canadian, Latin, South African, and USA markets. Activity levels within the platform increased over the same quarter in the prior year. Releases (a unique piece of music content with accompanying metadata uploaded into the platform) increased by 2.3%, and sends (the number of destinations selected) grew by 26.5%.  Further, the number of tracks within each release grew by 20.3%.  The Latin initiative continued to make progress with the commencement of distributions by Warner Music Latina and Sony in Central America at the beginning of the third quarter, along with additional trial usage by several independent Latin labels.

The Company continued to make improvements to its business development team during the quarter in an effort to strengthen customer relationships.  These improvements have provided immediate benefits with growing usage with major label use in the United States.  This growing use has been seen with major labels with new use in new departments.  In May, the Company entered added a two year agreement with a large subdivision of a  major record label in the United States.

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

In the third quarter, the Company's marketing team focused on increasing brand awareness both globally and specifically in the Latin, Canadian and US markets. Advertising campaigns were completed in each market, and included display, newsletter, and editorial content. Play MPE® sponsored the global International Songwriting Competition.  In Canada, the Company partnered with the Toyota Searchlight music competition and partnered with the Country Music Association of Ontario.  In the Latin market, the Company sponsored the Latin Alternative Music Conference.

During the quarter the Company added to our software engineering, and product design teams.  The Company continues to recruit primarily for software engineering capacity.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED MAY 31, 2021 AND 2020

Revenue

Total revenue for the nine months ending May 31, 2021 increased by approximately 12% ($3,138,663 in 2021 - $2,792,458 in 2020). Play MPE® represents virtually all the Company's revenue.  Play MPE®'s year to date revenue grew by 13% (or 8% after adjusting for favorable foreign exchange).  Play MPE® continued to experience high growth in the independent labels in the United States, Europe, and Australia with an average revenue growth of 32% in this segment.

Total revenue for the three-month period ended May 31, 2021 increased by 15% over the comparable quarter in fiscal 2020, to $1,083,987 (2020 - $939,873) (10% after adjustment for favorable foreign exchange).  Play MPE® had high growth in the independent labels in the United States, Europe, and Australia with an average revenue growth of 30% in the quarter.

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

Operating costs during the nine-month period ended May 31, 2021 increased by 0.4% to $2,570,979 (2020 - $2,559,608). Operating costs, in both the current nine-month period and the comparative period, include one-time, non-recuring costs associated with corporate restructuring.  For ease of comparison, the following table has removed these costs.

Total overall costs, adjusted for the one-time costs associated with staff restructuring, increased by 8.5%. This increase in costs is caused by increased investments in business development, marketing, and product design and development staffing designed to accelerate product development and revenue growth. Also increasing overall costs are impacts from foreign exchange losses caused by the weakening of the US dollar.  Foreign exchange gains and losses are generally temporary in nature and normally substantially reverse over time.  The total increase for the nine-month period has been partially offset by the abovementioned reduction in business development related travel costs caused by COVID-19 pandemic travel restrictions.

	May 31	May 31
	2021	2020
	(9 months)	(9 months)	Change	Change
	$	$	$	%
Total operating expenditures	2,570,979	2,559,608	11,371	0.4%

Non-recurring (one-time) costs	(123,102)	(302,880)	179,778	(59.4%)
Adjusted total expenditures	2,447,877	2,256,728	191,149	8.5%

General and administrative	May 31	May 31
	2021	2020
	(9 months)	(9 months)	Change	Change
	$	$	$	%
Bad debt	(4,444)	13,672	(18,116)	(132.5%)
Office and miscellaneous	110,022	117,043	(7,021)	(6.0%)
Foreign exchange (gain)/loss	21,838	(23,364)	45,202	(193.5%)
Professional fees	169,291	227,552	(58,261)	(25.6%)
Rent	15,391	17,169	(1,778)	(10.4%)
Telecommunications	2,045	2,205	(160)	(7.3%)
Travel	3,237	5,541	(2,304)	(41.6%)
Wages and benefits	209,442	348,849	(139,407)	(40.0%)
	526,822	708,667	(181,845)	(25.7%)

Our general and administrative expenses consist of salaries and related personnel costs including overhead, office rent, and general office supplies. General and administrative costs also include professional fees and general travel expenditures. The decrease in professional fees and wages and benefits is the result of staff restructuring and related professional fees, and  professional fees share consolidation activities in 2020.

Sales and marketing	May 31	May 31
	2021	2020
	(9 months)	(9 months)	Change	Change
	$	$	$	%
Advertising and marketing	36,498	93,206	(56,708)	(60.8%)
Rent	91,017	93,163	(2,146)	(2.3%)
Telecommunications	13,729	12,942	787	6.1%
Wages and benefits	863,595	587,535	276,060	47.0%
	1,004,839	786,846	217,993	27.7%

Sales and marketing expenses consist of salaries and related personnel costs including overhead, office rent, and telecommunications costs.  Sales and marketing expenses also include advertising and marketing expenditures, which consist of promotional materials, online or print advertising, business development tools, and marketing or business development related travel costs including attendance at conference or trade shows, and record label and client visits. The increase in staffing costs primarily relates to the employment of additional staff designed to grow and enhance business development activities. The decrease in advertising and marketing expenses is related to decreased travel expenditures for our staff to attend label visits and industry events.

Product Development	May 31	May 31
	2021	2020
	(9 months)	(9 months)	Change	Change
	$	$	$	%
Rent	69,015	82,081	(13,066)	(15.9%)
Software services	53,733	57,490	(3,757)	(6.5%)
Telecommunications	52,396	52,641	(245)	(0.5%)
Wages and benefits	786,786	771,139	15,647	2.0%
	961,930	963,351	(1,421)	(0.1%)

Product development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase in wages and benefits is related to an increase in staffing in product development, offset by $63,554 capitalized as internal use software in the quarter.

Depreciation and Amortization

Depreciation and amortization expense decreased to $77,388 for the nine-month period ended May 31, 2021 from $100,744 for the period ended May 31, 2020, a decrease of 23.2% due to a decrease in computer software costs associated with externally developed Play MPE® recipient player applications.

Other earnings and expenses

Interest income was $3,162 for the nine-month period ended May 31, 2021 (2020: $19,743) and is derived from one-year Guaranteed Investment Certificates.

Net income

During the nine-month period ended May 31, 2021 we had net income of $290,830 (2020 - $11,226). Overall, an increase in revenue was accompanied by budgeted spending on staffing and marketing, advertising costs, and internal use software development, as discussed above.

For the three-month period ended May 31, 2021, adjusted EBITDA was $108,577 (2020 - EBITDA $98,103).  Adjusted EBITDA is not defined under generally accepted accounting principles ("GAAP") and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income (loss) from operations to Adjusted EBITDA over the eight most recently completed fiscal quarters:

	2021 Q3	2021 Q2	2021 Q1	2020 Q4	2020 Q3	2020 Q2	2020 Q1	2019 Q4
	$	$	$	$	$	$	$	$
Net Income (loss)	69,594	(29,466)	250,702	158,187	54,899	(155,331)	111,658	114,157
Amortization, stock-based compensation and deferred leasehold inducements	39,806	39,533	37,164	49,085	48,470	37,307	49,140	34,983
Interest income	(823)	(875)	(1,464)	(4,672)	(5,266)	(8,110)	(6,367)	(5,999)
Adjusted EBITDA	108,577	9,192	286,402	202,600	98,103	(126,134)	154,431	143,141

LIQUIDITY AND FINANCIAL CONDITION

As at May 31, 2021, we held $2,934,575 (August 31, 2020 - $2,622,830) in cash and cash equivalents and short-term investments.  Our short-term investments consisted of one-year Guaranteed Investment Certificates (GICs) held through a major Canadian financial institution, and had reached maturity prior to May 31, 2021 (August 31, 2020: $781,490).

At May 31, 2021, we had working capital of $2,659,091 compared to $2,423,774 as at August 31, 2020.  During the three-month period ended May 31, 2021, the Company completed NCIB purchases totaling $173,678.  Total NCIB purchases for the nine-month period ended May 31, 2021 totaled $218,682.

Net cash provided by operating activities for the nine-month period ended May 31, 2021 was $437,538 (2020: net cash used in operating activities of $234,343).  The primary reason for the increase in cash flows from operating activities is due to an increase in operating revenues, and software under development, as described above.

Net cash provided by investing activities for the nine-month period ended May 31, 2021 was $702,412 (2020: cash used in investing activities of $797,612). During the nine-month period ended May 31, 2021, $800,624 was received on the maturity of our GICs, and $63,554 used in software under development.

Net cash used in financing activities during the nine-month period ended May 31, 2021 was $218,682 (2020: $533,223), related to cash used to repurchase and retire 155,685 shares of common stock (2020: 550,140 shares of common stock) of the Company under the NCIB.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the three and nine month periods ended May 31, 2021, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company recognized a positive impact on reported revenues and a negative impact on reported operating expenditures, for an overall marginal positive impact on reported net income.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2021, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes that would impact our internal controls for the period from September 1, 2020 to May 31, 2021.

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

DESTINY MEDIA TECHNOLOGIES, INC.

By:	s/Frederick Vandenberg
Frederick Vandenberg
Chief Executive Officer, President
(Principal Executive Officer)
Date: July 14, 2021

By:	/s/Samuel Ritchie
Samuel Ritchie
Chief Financial Officer, Treasurer
(Principal Financing and Accounting Officer)
Date: July 14, 2021