Form 10-K
period 2021-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2021-11-23
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-K

[X] Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934

For the fiscal year ended August 31, 2021

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $8,783,345

The number of shares outstanding of the registrant's common stock, par value $0.001, as of November 17, 2021 was 10,251,261.

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

OUR PRODUCTS AND SERVICES

Destiny develops and markets software as a service (SaaS) solutions that solve critical digital distribution and promotion problems for businesses in the music industry.  The core of our business is Play MPE®. Play MPE® is a service for promoting and securely distributing broadcast quality audio, video, images, promotional information and other digital content through the internet. The system is currently used by the recording industry for transferring pre-release broadcast quality music, radio shows, and music videos to trusted recipients such as radio stations, media reviewers, VIP's, DJ's, film and TV personnel, sports stadiums and retailers. Music is protected by Play MPE®'s patented propietary watermarking system which provides watermarks unique to each recipient.

Destiny is currently developing additional functionality and services that are expected to increase the services to existing platform users and therefore expand Play MPE®'s addressable market, or act as catalysts to the Company's sales activities.  As well, the Company is investing into research and development on incremental product offerings expected to add addressable market opportunities.

Play MPE®

The Company's core business is the Play MPE® platform.  Play MPE® is a two-sided B2B marketplace that enables music labels and artists to distribute promotional content and musical assets on the one side, and for music broadcasting professionals, music curators and music reviewers to discover, download, broadcast and review the music, on the other.  Play MPE® provides a software based tool to assist record labels and artists in marketing their music.  Record labels and artists are Play MPE®'s customers and pay for submission into the system.  Recipients are provided no charge access to review music.  When adding music to the Play MPE® system, record labels are targeting specific industry recipients who review and broadcast their music.  With this marketing effort, record labels are targeting an increase in their revenue directly through on-air broadcast royalties, streaming royalties and synchronization revenue (revenue when the reproduction of a song is coordinated with video advertisements, television, or film), and indirect increases in revenue through growing song and artists' popularity (for example concert ticket sales etc.).

Customers range from small independent artists, to the world's largest record labels; (the "Major Record Labels") (Universal Music Group ("Universal"), Warner Music Group "Warner" and Sony Music Entertainment "Sony").  Customers choose Play MPE® for its powerful set of tools, ease of use and its effectiveness in achieving the record label's promotional objectives. Recipients enjoy easy access to desirable music in high quality audio files.

Play MPE® CASTER (Distribution software)

Play MPE®'s Caster is a full-service distribution management system that includes a complete set of operational functions that provide all necessary software tools to enable labels to manage global marketing campaigns.  Broadly, these components include administration functions and distribution functions.  Administration functions allow management of labels and sub-labels, management of the assets (audio files, video files, and associated cover art, artist information) that are distributed, and management of client-side users and user permissions (roles with selectable capabilities).  Distribution management functions offer powerful contacts management capabilities, release creation, distribution announcements and distribution scheduling, digital rights management by release and by recipient, and release replication and its associated scheduling and digital rights management components.

This full suite of tools within Play MPE® was developed for the music industry and in close collaboration with Universal to cater the functions to its global marketing workflow.  Many clients do not use the full suite of tools. However, this full set of tools is critical to Universal's global promotional campaign workflow and the core reason Play MPE® distributes internationally for Universal.

During fiscal 2021, the majority of the Company's investments in caster focused on moving all users within Universal to Play MPE®'s web-based platform.  This effort required significant investment in the release replication, contacts management and release scheduling functions.    With this transition, customers will have top-down management over assets and will provide numerous efficiencies in coordinating global marketing campaigns.  Release replication was released July 2021, contacts management was released August 2021, and release scheduling was released in beta immediately following year-end.  The transition of moving all users within Universal to the web-based platform is currently scheduled to be complete by March 2022.  Along with this transition of the distribution hubs in London, England and Los Angeles, USA, various territorial promotions teams will transition and new territories are expected to be added.    Use of Play MPE® by Universal provides an "anchor tenant" that drives recipient engagement and is strategically significant to Play MPE®'s expansion goals.

Caster is available in English, Spanish, German, Japanese and French.

Play MPE® is a permissions-only access system such that only recipients designated or targeted to receive content obtain access to that content.  Record labels can use Play MPE®'s contacts management system to administer recipient lists. Contacts management offers several features that facilitate efficient updates and maintenance actions that are critically important where users maintain a large recipient database, across multiple users, and multiple recipient lists.  Absent these features, list maintenance becomes overly cumbersome, inefficient and leads to inaccuracies.  The functionality within the contacts management system is critically important to both distribution hubs at Universal and the Play MPE® operations team to efficiently maintain accurate and active recipient lists.

Within Play MPE®'s contacts management platform, the Company's operations team offers for sale carefully curated and actively maintained recipient lists with more than 14,000 music curators around the world.  These lists include complete lists in 12 countries, and lists under construction in an additional 38. These selectable lists eliminate the need for our clients to maintain current recipient contact information.  These lists offer significant value to all customers, but are necessary for smaller independent labels and artists who do not have the resources to maintain current contacts.  Without these curators lists, many sales would not be possible.  As active lists in new territories are completed, Play MPE® will grow revenue.

In addition to the contacts management functionality, the Play MPE® product and engineering staff are developing new technical processes to facilitate list development and maintenance. With these technical solutions, it is expected that Play MPE® will expand saleable lists and thereby increase revenue.

Play MPE® Player

Music curators enjoy free access to review and download content through an easy-to-use web-based player or mobile player apps (iOS and Android). Web-players are currently available in 15 different languages; English, Spanish, Swedish, Finnish, Italian, Dutch, Portuguese, French, Japanese, German, Norwegian, Latvian, Lithuanian, Estonian, and Danish.

In developing Play MPE®'s recipient interfaces, the Company's product and engineering teams focus on providing a very positive user experience. Recipients enjoy many features that make it easy to access, collaborate, review, and search for content. Play MPE®'s mobile apps offer off-line listening capabilities, the ability to utilize Google Chromecast and Apple Airplay streaming capabilities, creation of playlists, sorting, flagging and archiving features, and easier to access release metadata. Recipient side satisfaction directly increases activity which directly improves the effectiveness of promotional efforts of record label customers.

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

Clipstream®

The Company also developed, Clipstream®, for the online video industry for which it is pursuing strategic alternatives. The Clipstream® Online Video Platform (OVP) is a self-service system, for encoding, hosting and reporting on video playback which can be embedded in third party websites or emails. Playback is currently through the Company's proprietary JavaScript codec engine, which is only available on the internet through the Company.  The unique software-based approach to rendering video, has patents claiming initial priority to 2011.  This product has incidental revenues and is not supported or marketed.

BUSINESS DEVELOPMENT

Play MPE®

The Company's immediate term objective is to expand its global market share of the promotion distribution of music by expanding the use of the Play MPE® platform in new market segments and well established markets.  Management believes that its current competitive advantages and market dynamics will lead to an increased market share for Play MPE® worldwide.  The Company's global agreement with Universal, market leading distribution channels and the inherent advantages of the Play MPE® platform all increase business development opportunities.

This core business supports and complements the Company's investments in additional product developments that will increase the Company's addressable markets.  Management has identified opportunities to provide additional products and revenue streams and has commenced investments these business opportunities.

The core value proposition, and key to Play MPE®'s success, is its positive impact on marketing campaigns.    This impact arises from activity on both sides of the platform within a market segment.  Play MPE® has long standing and well-established use in several genres of music in the United States, and all music genres in Australia, New Zealand, Sweden, Finland, Norway, and Denmark.

Developing markets include Latin American countries, Canada, Latvia, Lithuania, Estonia, South Africa, additional genres of music within the USA, and a global Jazz presence.  Play MPE® also has a presence in numerous additional market segments with Universal's global distribution.

In core markets, Play MPE® revenue increases as the number of songs made available to recipients receiving this content increases. Sending a song to one  recipient is referred to as a "Distribution" in the Company's tracked metrics and is a key performance indicator.  Total distributions in both existing and developing markets grew by more than 37% in 2021.

Management has developed strategies for Play MPE® in existing markets is to increase and improve marketing efforts to attract and educate new customers, expand distribution opportunities to new types of recipients and to expand distributions from those within those markets to Play MPE®'s growing global distribution channels. Play MPE® provides recipient  lists in several territories around the world. As Play MPE® enters new territories, distributions commence both in that specific territory and international distributions expand. Thus as Play MPE®'s core market grows this type of distribution should grow exponentially.

During 2021, Play MPE®'s marketing team commenced a series of initiatives that include partnerships with music related associations and awards, social media posts, blog posts, and advertising.  Our marketing team began creating benchmarks to measure various campaigns.  Lead generation during the year grew by 28.6%.

Management's strategy in new developing markets starts with providing access to the system without commercial arrangements at the initial stage to "seed" the platform with desirable content. This content is required to directly engage recipient activity.  Typically, this content comes from key record labels that provide currently popular or catalogue content from the world's most popular musicians.  Content that normally drives recipient activity comes from the Major Record Labels or larger multi-national independent record labels ("Major Independent Labels").  To establish initial use in a new market, our business development and marketing staff collaborate to expand brand awareness, educate customers and establish trial use.

As recipient activity builds, our operations team adds saleable distribution lists in these new territories.  During fiscal 2021, the Play MPE® operations team commenced the construction of numerous lists in developing markets which became available for trial use. These recipient lists are critical for sales to smaller labels and artists who do not have the capacity to maintain current and complete contact information.  When recipient lists are complete and active, they provide significant value to our customers and become available for sale.

With a global agreement with Universal, Play MPE® typically benefits from an implied endorsement and introduction into new territories. As Universal completes its transition to the web-based version of Play MPE® during fiscal 2022, we expect to see increased opportunities to enter new markets.

During fiscal 2021, to facilitate and accelerate our new market acquisition, we began adding to and restructuring our business development team.  During the year we added six (6) business development account representatives and support staff in the United States and Canada for a net growth of four (4).

Latin

The Company's Latin initiative refers to music curators of Latin music and all territories where Spanish is predominant and includes; the United States, Spain, the Caribbean, Central America and South America.  This segment is currently highly fragmented and does not benefit from any one well established system for distribution and review.  As a result, the Company believes its focussed business development effort, and market leading advantages will result in considerable growth in this segment. In fiscal 2021, Warner Music Latina, and several Major Independent record labels; J&N Records, Morena Records, Criteria Entertainment, 300 Entertainment,  Empire Distribution, Azteca Music Group and Del Records all commenced seeding content throughout our Latin markets distributing more than 400 releases to all territories.  These territories now include active Play MPE® users in the United States (and Puerto Rico), Mexico, Colombia, Dominican Republic, Cuba, Guatemala, Honduras, Nicaragua, Costa Rica, Panama, Ecuador, Peru, Brazil, Bolivia, Chile, Uruguay, Argentina, and Spain.  This new usage builds on longer standing use by Universal in Spain, Argentina and Chile.  Total active users in these territories grew by 130% during fiscal 2021.

Concurrent to Play MPE®'s efforts to grow available content, the Company's operations group began constructing distribution lists throughout the territory. Preliminary experience suggests that well maintained and accurate recipient lists are critical not only to independent record labels but also to larger Major Independent and Major Record Labels.

The Company's product website, explanatory videos, Caster software and player software are all available in Spanish.

Canada

In 2019, the Company saw an opportunity to expand into Canada due to the relative strengths of Play MPE® over an established system which operates within Canada.  While the competing system in Canada has numerous competitive weaknesses, it benefits from brand awareness and process inertia.  In order to attract users to the Play MPE® platform, the Company focused its business development efforts on garnering Major Label and Major Independent content. In late January 2020, Universal Music Canada commenced distribution of all releases within Canada.  By Q3 2020, Sony Music Canada had commenced sending all content through Play MPE® and in Q4 of 2021, Warner Music Canada commenced releasing content through Play MPE®.  All three Major Labels are now regularly using Play MPE® in Canada to varying extents.  In fiscal 2021, Canadian releases (unique pieces of content like singles or albums) were up 198%, Sends (a Releases to a recipient) were up 300% and Distributions (songs to recipients) were up 508% to over 7,500,000 distributions in Canada in 2021.  By the end of fiscal 2021 active recipient users in Canada had grown by 52% to over 1,100.

As the market becomes more aware of Play MPE®, recipient reaction has been overwhelmingly positive.

One sub-segment of the Canadian market where there is no dominant system was in French Canadian content.  Following a brief but successful trial period, Play MPE® signed one of the largest distributors of French language content in Canada.

Distributions within Canada by Canadian record labels are primarily part of the non-commercial "seeding" stage as Play MPE® continues to advance brand awareness and user activity.  However, as Canadian record labels become aware of Play MPE® international presence, these labels have commenced distributing to Play MPE®'s international recipient lists. These distribution opportunities to an international audience with an active recipient base are not available in the local platform and represent a significant value add to Canadian independent record labels.

Play MPE® expects to add recipient lists in French speaking territories due to the demand from French Canadian artists.

Revenue from Canadian labels grew by 170% from fiscal 2020 to fiscal 2021.

South Africa

Play MPE® has been in active use by Universal Music South Africa within South Africa since 2016.  Warner Music South Africa commenced trials with Play MPE® in mid fiscal 2020. Play MPE® has now developed an established user base and brand recognition. Near the end of fiscal 2020 Stamp Communications ("Stamp") began representing Play MPE® to local independent labels and artists resulting in Play MPE®'s first independent record label sales. Sales to independent record labels within South Africa were relatively small in fiscal 2021.  However, the Company expects this revenue is the start of a long and persistent growth pattern analogous to independent record labels sales in the United States where revenue has consistently grown by more than 9% per annum over the trailing twelve years.  The charting success of distributions made through the Play MPE® platform by our independent record labels serves as an impressive marketing tool.  Our trial with Warner Music South Africa proved very successful and resulted in a new two-year renewable exclusive commercial agreement effective immediately following fiscal 2021.

Perhaps most importantly, the Company believes that the South African market will act as an influential strategic stepping stone to the African market generally and the Company has commenced small distributions and training beyond South African borders.

United States

Play MPE® has a very long history and strong user base within the Christian, Country, Non - Commercial/NPR, College, Adult Contemporary and Alternative music genres within the United States. Play MPE® has stronger competition in various Rock genres, Urban, Rhythmic and Pop/Top 40 formats. It is within these underserved genres where Play MPE® can grow substantially within the United States.

The Company is focused on capitalizing on recent investments in the platform, commercial arrangements with the Major Labels within the United States and platform functionality.  As part of the additions to the business development group during the year, the Company added team members with broad promotions and radio experience in Rhythmic, Urban and Top 40 formats.

With our focus on this segment, The Company has since had new or increased usage in these formats from major labels such as Sony sub labels: Arista, Columbia, Epic and RCA. Warner sub labels: Warner Records and Atlantic Records, Universal sub label: Republic as well as independent labels such as Empire Distribution and 300 Entertainment.

The improved flow of content which is distributed through the Play MPE® platform, has improved engagement with recipients in the various formats.  Compared to fiscal 2020, the number of active recipients in the Top 40 genre increased by 13%; Rhythmic by 24.8%, and Urban by 23.5%.  The Company will continue to focus on these genres and establish independent record label sales.

Other

Concurrent with broad efforts to grow the core of our existing Play MPE®, our product, engineering and business development staff evaluate and explore possible complementary business opportunities.  As the music industry is evolving, these opportunities are plentiful.  We evaluate these opportunities based on risk reward where reward is direct new business revenue and complementary impact on the Play MPE® business.

Clipstream®

In fiscal 2018, after completing a detailed review of the resources required to progress Clipstream further, the Company stopped development.  Business development efforts are focused on identifying strategic alternatives for this product, business, and intellectual property outside the Company.

Significant Customers

During the year ended August 31, 2021, we generated 41% of total revenue from one customer (2020 - 42%).

OUR BUSINESS OPERATIONS

We lease approximately 6,600 square feet of office space, with the lease expiring in June of 2022, and we currently have 34 total employees. Our employees include our President and Chief Executive Officer, our Chief Financial Officer, one finance and administrative personnel, nine operational and technical support staff, eight sales and marketing staff, five product development staff, and nine software developers. We also employ contractors as needed.

COMPETITION

Play MPE®

Play MPE® began as a first-to market digital promotional distribution platform as a replacement to physical delivery of CDs.  As a result, Play MPE® has competitive barriers to entry in its core market segments.  These barriers come from an established network of use and from platform design.  Play MPE® provides a superior user experience on both sides of the platform and has functions, not offered in competing archival systems, that are critically important to certain commercial arrangements.  The many advantages that Play MPE® possesses over competitors serves to increase activity on both sides of the platform.  With increased activity, a marketing campaign's effectiveness increases and this is the key value proposition with Play MPE®.

Play MPE® has numerous regional competitors that are typically isolated to a specific segment.  Competitive alternatives include; physical delivery, one-time digital deliveries providers or digital archives. Digital archives are libraries of browsable music content that keep music in an organized database that can be accessed over a period of time.  Play MPE® is a digital archive.

As digital delivery services do not provide organized content, if that first send is not successful, the effectiveness falls precipitously.  Play MPE® offers significant advantages over these services.  In many cases, these options are not designed for the industry, do not provide integrations, do not provide reporting, and artist information and metadata are unavailable or less accessible. While these options are typically less expensive, they also provide significantly lower value.

Play MPE®'s advantages over competing archival platforms can be grouped into functionality that is either necessary to efficiently manage global marketing processes, or functionality that is isolated to local promotions campaigns or a more intuitive, improved user experience.

Functionality that assists in global marketing campaigns include administrative functions, and release replication.

Administration functions (label management, permissions management and asset management) are not typically necessary where only one staff member releases content for one label to one territory.  In all other cases, these functions provide the flexibility to manage all functions under one platform.  The Company is unaware of any competitive platform that provides these capabilities and these functions are critical for Universal.

Release replication allows local offices of a global label to reuse a particular release but modify and cater that release for the local consumption.  These local modifications can include language translations, recipient selection, and information specific to the market (eg. concert dates).  With this feature, local offices save time in uploading files and entering metadata.  Eliminating the need to re-enter data reduces errors.  Metadata includes International Standard Recording Codes "ISRC".  These codes determine royalty remittances and errors in these codes directly impact royalty remittance.

In addition to saving time and reducing error, release replication facilitates timely promotional campaigns where content can be scheduled,  released and accessed with dependent permissions as the record label determines.  In addition, content access can be changed or revoked easily.  Competitive platforms do not provide these functions.  Release replication is critical for Universal's global workflow and is also used regularly by Warner in Europe.  Release replication has periodically been used to facilitate new use in new markets and the Company believes this will facilitate new multinational use.

Release scheduling provides full flexibility in determining when music becomes available to stream or download, or ceases to be available or when notifications are distributed.  Within Play MPE®, content owners can easily schedule these capabilities by recipient or recipient lists, all in one easily accessible interface.  These schedules can easily be modified if necessary.  The Company is unaware of any competitive system that provides these functions and these functions are critical to Universal's workflow. For other customers, the flexibility of release scheduling is beneficial in release management but less critical.

Contacts management provides numerous functions that facilitate list management within a record label or group of record labels.  Within contacts management, recipients can be updated across lists at the same time, lists can easily be created with existing recipients etc. While the Company is aware of competing systems that permit the upload of contact lists, the Company is unaware of any competing system with these capabilities to manage, and update recipients, contacts lists, list creation or list and recipient edits across lists.  These capabilities are critical for Universal and the Company's operations department to maintain recipient information and recipient lists across labels and territories. The Company is unaware of any competitor that offers active recipient lists in as many territories and this capability is critical where labels wish to expand marketing efforts internationally.

Play MPE® is used commercially by all three Major Record Labels in five territories, by two Major Labels in ten territories and in numerous additional territories at the seeding stage of network development.  This network of use provides desirable content which drives activity and is a significant barrier to entry by competitors in these territories. The Company expects that the combination of this activity and the functionality of the platform (release replication features, contacts management, security and administrative functions, language translations, list management services and content security) will ultimately lead to market domination in several new market segments.

Play MPE®'s features that facilitate global marketing campaigns are critical to the Company's global agreement with Universal and a significant barrier to entry for a competitive offering.  This agreement facilitates use by Universal in numerous territories globally but does not guarantee it.  These functions are currently less important when business development staff are targeting regional offices of Major Labels or independent record labels in a specific territory.  However, as the Company completes the migration of these functions to the web-based platform in early fiscal 2022, business development staff will reignite efforts to leverage these capabilities to establish global agreements with other international users.

When targeting a specific and incremental territory, the Company either has a dominant competitor or the market is fragmented.  In both cases, it is critical that Play MPE® establish a network of activity on both sides of the platform by gathering content and obtaining recipient activity.

Where Play MPE® has an established competitive platform, Play MPE®'s success will depend on whether its ease of use and added functionality will outweigh the brand awareness and process inertia associated with the competing platform.

In these cases, Play MPE® advantages include more powerful notification creation, notification templates and savable templates, greater flexibility in release scheduling and its associated digital rights management, managed recipient lists or more accurate recipient lists, greater international recipient usage, more intuitive user interface, timely notifications, more robust server infrastructure and a more positive recipient user experience.  Even with all these advantages, to displace an existing network of use takes time, persistence and a strong business development team.

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

Operating expenses were $3,400,050 for the year ended August 31, 2021 and $3,360,953 for the year ended August 31, 2020 while our revenues were $4,172,473 and $3,824,565, respectively. Our ability to maintain profitability is conditional upon our ability to control our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include our determination to spend more on sales and marketing in order to increase product sales or our determination that more research and development expenditures are required in order to keep our current software products competitive or in order to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

Customer Concentration

During the year ended August 31, 2021, 41% of the Company's revenue is derived from one customer with operations in numerous countries. This customer is currently of key importance to our operations and any adverse change to the revenue from this customer would have a material adverse effect on our results of operations.

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

ITEM 3. LEGAL PROCEEDINGS.

On September 5, 2017, the Company's former Chief Executive Officer of the Company, filed a Notice of Civil Claim in the Supreme Court of British Columbia against the Company, its subsidiaries, independent directors and current Chief Executive Officer, claiming damages for conspiracy, breach of contract, wrongful dismissal, defamation and aggravated and punitive damages. The Company believes the claims are without merit and will defend itself against the claims.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares are currently trading on the OTCQB under the stock symbol DSNY. The high and the low trading prices for our shares for each quarter of the last two fiscal years were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2020	$1.14	$0.79
2nd Quarter 2020	$1.16	$0.78
3rd Quarter 2020	$0.96	$0.49
4th Quarter 2020	$0.95	$0.48
1st Quarter 2021	$0.78	$0.52
2nd Quarter 2021	$1.50	$0.63
3rd Quarter 2021	$2.60	$1.07
4th Quarter 2021	$1.63	$1.10

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Our shares are also traded on the TSX Venture Exchange under the symbol DSY.

Holders of Common Stock

As of November 17, 2021 our shareholders' list for our common stock showed 56 registered shareholders and 10,251,261 shares of our common stock outstanding.

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

ITEM 6. SELECTED FINANCIAL DATA.

(Expressed in US dollars)	2021	2020	2019	2018	2017
Service revenue	$4,172,473	$3,824,565	$3,809,092	$3,606,471	$3,445,014
Income (loss) from operations	$378,498	$144,979	$581,125	$649,406	$274,434
Net income (loss)	$382,529	$169,415	$610,778	$656,270	$288,781
Net income (loss) per common share, basic and diluted	$0.04	$0.02	$0.06	$0.06	$0.03

Balance Sheet
Working capital	$2,561,480	$2,423,774	$2,809,689	$2,280,695	$1,661,850
Total assets	$3,866,448	$3,809,813	$3,635,090	$2,962,422	$2,244,703
Long-term liabilities	$-	$219,063	$-	$-	$-
Stockholders' equity	$3,118,398	$2,860,217	$3,129,007	$2,516,776	$1,892,805

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2021 AND 2020

Revenue

Total revenue for the year ended August 31, 2021 increased by 9.1% over the same period in the prior year to $4,172,473 (2020 - $3,824,565) or by 5.4% adjusted for impacts of foreign currency fluctuations.  Representing virtually all of our 2021 revenue, Play MPE® revenue increased by 9.3% year over year to $4,152,881 (2020: $3,798,317) or 5.6% adjusted for foreign currency fluctuations.  The increase in Play MPE® revenue was seen from all geographic regions in which the we operate, other than Australasia.

The Company's revenues are denominated predominantly in US Dollars, Euros and Australian Dollars.

Currency	2021 % of Total Revenue	2020 % of Total Revenue
US Dollar	43%	44%
Euro	46%	48%
Australian	7%	7%
Other	4%	1%

Fiscal 2021 revenue growth has been a result of significant restructuring of the company's management team and business development group in 2020, refocusing on its core Play MPE® business and the commencement of seeding network use to expand territories.

Independent record label revenue grew by 23.1% for the year. The majority of growth in this segment came from an increase in leads, lead conversion and average revenue per sale within existing territories where Play MPE® has well established use.  Also contributing to this growth is independent record label revenue in new territories as the Company has established sufficient use to begin to attract paid use. These new territories include the UK, Jazz globally, South Africa, newer genres of music in the US, and Canada.

Gross Margin

Gross margin for the year ended August 31, 2021 was 91% of revenue, which is comparable to the year ended August 31, 2020.  The Company's cost of revenue consists of data hosting and processing charges, third party transaction related costs, and engineering, technical and customer support costs.  These costs are driven by the size and volume of customer transactions processed, as well as the relative proportion of 'full service' versus 'self-service' revenue.  Our self-service sales are derived from customers who have been provided with a customer account to access our encoder to independently upload and publish releases. Our full-service revenue is derived from customers who are fully serviced by our internal staff, who prepare and publish releases on their behalf.  During the year ended August 31, 2021, our gross margin remained consistent over the prior year, as we saw service revenue grow from both customer types.

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

Overall operating costs remained flat at $3,400,050 during the year ended August 31, 2021 (2020 - $3,360,953).  Cost reductions in rent, marketing and various administrative costs were offset by an increase in costs generally as the Canadian rose relative to the US dollar.  The Company also increased spending on business development, marketing and product development staff but this increased cost was offset by software product development costs  were capitalized as the Company began significant investments into a new product designed to expand the Company's addressable market.  Advertising and marketing expenses decreased by 42% as a result of decreased public relations efforts as a result of the covid-19 pandemic, as more fully described below.

Included in overall operating expenditures is approximately $155,000 in one-time restructuring costs.  The Company made significant efforts to improve its business development team and add to its product design and development team. Improvements made to the business development team may have shorter term benefits to revenue but are designed to have significant improvements over the longer term as we expand to new markets.

General and administrative	31-Aug	31-Aug
	2021	2020
	(12 months)	(12 months)	Change	Change
	$	$	$	%
Bad debt	(4,468)	12,744	(17,212)	-135.1%
Office and miscellaneous	152,963	151,070	1,893	1.3%
Foreign exchange	26,070	10,222	15,848	155.0%
Professional fees	214,971	243,996	(29,025)	-11.9%
Rent	22,309	25,655	(3,346)	-13.0%
Telecommunications	3,217	3,516	(299)	-8.5%
Travel	5,252	6,615	(1,363)	-20.6%
Wages and benefits	246,171	344,302	(98,131)	-28.5%
	666,485	798,120	(131,635)	-16.5%

Our general and administrative expenses consist of salaries and related personnel costs including overhead, office rent, and general office supplies. General and administrative costs also include professional fees and general and administrative travel expenditures. The decrease in wages and benefits relates to restructuring charges incurred in the year ended August 31, 2020.

Sales and marketing	31-Aug	31-Aug
	2021	2020
	(12 months)	(12 months)	Change	Change
	$	$	$	%
Advertising and marketing	65,417	112,877	(47,460)	-42.0%
Rent	128,393	111,033	17,360	15.6%
Telecommunications	20,796	16,953	3,843	22.7%
Wages and benefits	1,218,626	843,501	375,125	44.5%
	1,433,232	1,084,364	348,868	32.2%

Sales and marketing expenses consist of salaries and related personnel costs including overhead, office rent, and telecommunications costs.  Sales and marketing also includes advertising and marketing expenses, which consists of promotional materials, online or print advertising, business development tools, and marketing or business development related travel costs including attendance at conferences and trade shows, and label visits. The decrease in advertising and marketing expenses relates to reduced expenses incurred in respect of public relations initiatives, and reduced marketing and business development related travel due to the impacts of COVID-19.  The increase in wages and benefits is associated with an increase in staffing in this department.  We hired additional account executives and product development associates and consultants.

Product Development	31-Aug	31-Aug
	2021	2020
	(12 months)	(12 months)	Change	Change
	$	$	$	%
Rent	87,737	118,898	(31,161)	-26.2%
Software services	71,184	75,390	(4,206)	-5.6%
Telecommunications	67,895	72,036	(4,141)	-5.7%
Wages and benefits	968,160	1,076,760	(108,600)	-10.1%
	1,194,976	1,343,084	(148,108)	-11.0%

Product Development costs consist of product and software development related salaries and personnel costs including overhead, office rent and telecommunications.  Product development also includes consulting fees with respect to product development and deployment. The decrease in wages and benefits is related to an increase in staffing in product development, offset by $167,069 capitalized as software under development in fiscal 2021, resulting in an overall increase in expenditure for the year ended August 31, 2021.

Depreciation and amortization

Depreciation and amortization arise from property and equipment and from patents and trademarks. Depreciation and amortization decreased to $105,357 for the year ended August 31, 2021 from $135,385 for the year ended August 31, 2020, a decrease of $30,028 or 22.2%.

Other earnings and expenses

Interest income decreased to $4,031 for the year ended August 31, 2021 from $24,415 for the year ended August 31, 2020, a decrease of $20,384. The decrease is related to the maturity of our one-year guaranteed investment certificates during the year.

Net income

During the year ended August 31, 2021 we reported net income of $382,529 (2020 - $169,415). The increase in net income is attributable to a combination of (1) increased reported revenues and (2) an increase in certain operating expenses such as salaries and wages and marketing, as more fully described above.

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

The following is a reconciliation of net income from operations to Adjusted EBITDA:

	2021	2020
Net income (loss)	$382,529	$169,415
Interest income (net)	(4,031)	(24,415)
Depreciation and amortization	105,357	135,385
Stock based compensation	51,734	48,615
Deferred leasehold inducement	-	-
Adjusted EBITDA	$535,589	$329,000

LIQUIDITY AND FINANCIAL CONDITION

Our cash and cash equivalents and short-term investments balance increased by $129,832 during the year ended August 31, 2021 to $2,752,662 (2020 - $2,622,830). At August 31, 2021, we held $2,752,662 (August 31, 2020 - $1,841,340) in cash and cash equivalents and $nil (2020 - $781,490) in short term investments consisting of one-year Guaranteed Investment Certificates held through a major Canadian financial institution.

At August 31, 2021, we had working capital of $2,561,480 compared to $2,423,774 as at August 31, 2020. The increase in our working capital was primarily due our increased cash and cash equivalents at August 31, 2021.

At August 31, 2021, $2,367,337 in cash and short-term investments were held outside of the United States. At this time, we have no intention to repatriate this cash. However should we decide to repatriate in the future, taxes may need to be accrued and paid.

Cash Flows

Net cash provided in operating activities was $528,922 for the year ended August 31, 2021, compared to $272,213 for the year ended August 31, 2020. The increase is mainly attributable to the timing of receipts from our customers.

The cash provided by investing activities was $590,885 for the year ended August 31, 2021, compared to cash used in investing activities of $433,859 for the year ended August 31, 2020.  The increase in cash provided by investing activities is a result of the maturity of short-term investments, consisting of one-year Guaranteed Investment Certificates, prior to August 31, 2021, offset by an investment in new capital assets and internally developed software.

Cash used in financing activities was $260,405 for the year ended August 31, 2021, consisting of the repurchase of common stock of the company for retirement under the normal course issuer bid announced in January 2021.  Cash used in financing activities during each of the fiscal year ended August 31, 2020, was $533,223.

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

Research and Development Expense for Software Products

Our software solutions are offered to our customers through software as a service delivery models. Development costs associated with the certain solutions offered exclusively through a software as a service model are accounted for in accordance with ASC 350-40. Internal-Use Software. All other client solution development costs, which represent a significant majority of development costs, are accounted for in accordance with ASC 985-20. Costs of Software to be Sold, Leased or Marketed.

Under ASC 985-20, software development costs incurred in creating computer software solutions are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs incurred through the -software's general release date are capitalized and subsequently recorded at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the solution. We amortize capitalized costs over five years.

Under ASC 350-40, software development costs related to preliminary project activities and post-implementation and maintenance activities are expensed as incurred. We capitalize direct costs related to application development activities that are probable to result in additional functionality. Capitalized costs are amortized on a straight-line basis over five years. We test for impairment whenever events or changes in circumstances that could impact recoverability occur.

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

Index to Audited Consolidated Financial Statements for the Years Ended August 31, 2021 and 2020:

1. Report of Independent Registered Public Accounting Firm - Davidson & Company LLP;

2. Consolidated Balance Sheets as at August 31, 2021 and 2020;

3. Consolidated Statement of Comprehensive Income for the Years Ended August 31, 2021 and 2020;

4. Consolidated Statement of Changes in Stockholders' Equity for the Years Ended August 31, 2021 and 2020;

5. Consolidated Statement of Cash Flows for the Years Ended August 31, 2021 and 2020;

6. Notes to Consolidated Financial Statements.

Consolidated Financial Statements

Destiny Media Technologies Inc.

August 31, 2021 and 2020

(Expressed in United States dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Destiny Media Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Destiny Media Technologies Inc. (the "Company") as of August 31, 2021 and 2020, and the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the two year period ended August 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We have determined that there are no critical audit matters to communicate in our auditor's report.

We have served as the Company's auditor since 2019.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada	Chartered Professional Accountants

November 23, 2021

Destiny Media Technologies Inc.

CONSOLIDATED BALANCE SHEETS

As at August 31,	(Expressed in United States dollars)

	2021	2020
	$	$
ASSETS
Current
Cash and cash equivalents	2,752,662	1,841,340
Short-term investments [note 3]	-	781,490
Accounts receivable, net of allowance for doubtful accounts of $19,743 [2020 - $23,412] [note 10]	400,233	426,832
Other receivables	53,172	26,083
Prepaid expenses	103,463	78,562
Total current assets	3,309,530	3,154,307
Deposits	35,556	34,316
Property and equipment, net [note 4]	143,487	194,277
Intangible assets, net [note 4]	187,622	22,952
Right of use assets [note 5]	190,253	403,961
Total assets	3,866,448	3,809,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable	202,722	119,399
Accrued liabilities	309,839	353,235
Deferred revenue	8,511	19,638
Operating lease liability [note 5]	226,978	238,261
Total current liabilities	748,050	730,533
Operating lease liability, net of current portion [note 5]	-	219,063
Total liabilities	748,050	949,596

Commitments and contingencies [note 5, 8 and 9]

Stockholders' equity
Common stock, par value $0.001 [note 6]
Authorized: 20,000,000 shares
Issued and outstanding: 10,265,361 shares [2020 - issued and outstanding 10,450,646 shares]	10,266	10,451
Additional paid-in capital [note 6]	9,157,804	9,366,290
Accumulated deficit	(5,788,539)	(6,171,068)
Accumulated other comprehensive loss	(261,133)	(345,456)
Total stockholders' equity	3,118,398	2,860,217
Total liabilities and stockholders' equity	3,866,448	3,809,813

Subsequent Events [note 12]

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended August 31,	(Expressed in United States dollars)

	2021	2020
	$	$

Service revenue [note 10]	4,172,473	3,824,565

Cost of revenue
Hosting costs	131,325	106,804
Internal engineering support	29,723	24,303
Customer support	168,428	137,720
Third party and transaction costs	64,449	49,806
	393,925	318,633

Gross Margin	3,778,548	3,505,932
	91%	92%
Operating expenses
General and administrative	666,485	798,120
Sales and marketing	1,433,232	1,084,364
Product development	1,194,976	1,343,084
Depreciation and amortization [note 4]	105,357	135,385
	3,400,050	3,360,953
Income from operations	378,498	144,979

Other income
Interest income	4,031	24,415
Other income	-	21
Income before provision for income taxes	382,529	169,415
Income tax expense - deferred [note 7]	-	-

Net income	382,529	169,415

Foreign currency translation adjustment	84,323	46,403

Total comprehensive income	466,852	215,818

Net income per common share, basic	0.04	0.02
Net income per common share, diluted	0.04	0.02

Weighted average common shares outstanding:
Basic	10,415,105	10,602,346
Diluted	10,491,849	10,602,346

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended August 31,	(Expressed in United States dollars)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders'
	Shares	Amount	capital	Deficit	loss	equity
	#	$	$	$	$	$
Balance, August 31, 2019	11,000,786	11,001	9,850,348	(6,340,483)	(391,859)	3,129,007
Total comprehensive income	-	-	-	169,415	46,403	215,818
Shares repurchased for cancellation	(550,140)	(550)	(532,673)	-	-	(533,223)
Stock based compensation - Note 6	-	-	48,615	-	-	48,615
Balance, August 31, 2020	10,450,646	10,451	9,366,290	(6,171,068)	(345,456)	2,860,217
Total comprehensive income	-	-	-	382,529	84,323	466,852
Shares repurchased for cancellation	(185,285)	(185)	(260,220)	-	-	(260,405)
Stock based compensation - Note 6	-	-	51,734	-	-	51,734
Balance, August 31, 2021	10,265,361	10,266	9,157,804	(5,788,539)	(261,133)	3,118,398

See accompanying notes

Destiny Media Technologies Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended August 31,	(Expressed in United States dollars)

	2021	2020
	$	$
OPERATING ACTIVITIES
Net income	382,529	169,415
Items not involving cash:
Depreciation and amortization	105,357	135,385
Stock-based compensation	51,734	48,615
Deferred leasehold inducement	-	-
Unrealized foreign exchange	(15,840)	(13,395)
Allowance for doubtful accounts	(4,483)	22,731
Changes in non-cash working capital:
Accounts receivable	46,200	(108,795)
Other receivables	(26,144)	(11,334)
Prepaid expenses and deposits	(23,062)	(669)
Accounts payable	90,792	(81,904)
Accrued liabilities	(66,408)	110,622
Deferred revenue	(11,753)	(4,046)
Right of use Liability	-	5,588
Net cash provided by operating activities	528,922	272,213

INVESTING ACTIVITIES
Purchase of property, equipment and intangibles	(44,768)	(64,065)
Development of software	(169,364)	-
Sales (Purchase) of short-term investments	805,017	(369,794)
Net cash provided by (used in) investing activities	590,885	(433,859)

FINANCING ACTIVITY
Common stock repurchased for cancellation	(260,405)	(533,223)
Net cash used in financing activity	(260,405)	(533,223)

Effect of foreign exchange rate changes on cash	51,920	24,071

Net increase (decrease) in cash and cash equivalents during the year	911,322	(670,798)
Cash and cash equivalents, beginning of year	1,841,340	2,512,138
Cash and cash equivalents, end of year	2,752,662	1,841,340

Supplementary disclosure
Interest paid	-	-
Income taxes paid	-	-

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021 and 2020

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

August 31, 2021 and 2020

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

Short-term investments

We classify our short-term investments as held-for-maturity. Our investments classified as held-for-maturity are recorded at amortized cost, which their carrying values approximate fair value.  Interest earned on the short-term investments are included in interest income.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021 and 2020

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Revenue recognition

The Company's revenue is derived from software as a service (SaaS) arrangements. The Company accounts for revenue in accordance with ASC 606.

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

August 31, 2021 and 2020

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

August 31, 2021 and 2020

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

August 31, 2021 and 2020

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

August 31, 2021 and 2020

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

Long-lived assets

Long-lived assets held for use are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of property, equipment and intangible assets may not be fully recoverable. Impairment is measured by a two-step process: Step 1) the carrying amount of the asset is compared with its estimated undiscounted future cash flows expected to result from the use of the assets and its eventual disposition. If the carrying amount is lower than the undiscounted future cash-flows, no impairment loss is recognized. Step 2) if the carrying amount is higher than the undiscounted future cash-flows then an impairment loss is measured as the difference between the carrying amount and fair value which may be based on internally developed discounted cash flow estimates, quoted market prices, when available, or independent appraisals. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. As of August 31, 2021, there were no impairment indicators present.

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

During the year ended August 31, 2021, the Company incurred approximately $92,116 (2020: $103,073) in professional legal fees in connection with legal actions against the Company and legal actions initiated by the Company. These costs are expensed as incurred and are recorded as a component of general and administrative expenses.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021 and 2020

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

Intangible Assets

Our software solutions are offered to our customers through software as a service delivery models. Development costs associated with the certain solutions offered exclusively through a software as a service model are accounted for in accordance with ASC 350-40. Internal-Use Software. All other client solution development costs, which represent a significant majority of development costs, are accounted for in accordance with ASC 985-20. Costs of Software to be Sold, Leased or Marketed.

Under ASC 985-20, software development costs incurred in creating computer software solutions are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs incurred through the -software's general release date are capitalized and subsequently recorded at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the solution. We amortize capitalized costs over five years.

Under ASC 350-40, software development costs related to preliminary project activities and post-implementation and maintenance activities are expensed as incurred. We capitalize direct costs related to application development activities that are probable to result in additional functionality. Capitalized costs are amortized on a straight-line basis over five years. We test for impairment whenever events or changes in circumstances that could impact recoverability occur.

Patents, trademarks and lists are stated at cost.  Amortization is taken over the estimated useful lives of the assets and is calculated using the following rates and methods:

Patents, trademarks and lists Straight-line over 3 years

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021 and 2020

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

Advertising

Advertising costs are expensed as incurred and totaled $25,921 and $20,260 during the years ended August 31, 2021 and 2020, respectively.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021 and 2020

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

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

August 31, 2021 and 2020

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

August 31, 2021 and 2020

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

August 31, 2021 and 2020

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

	Year Ended
	August 31,	August 31,
	2021	2020
Net income	$382,529	$169,415
Weighted average common shares outstanding	10,415,105	10,602,346
Dilutive impact of outstanding stock options	76,744	-
Diluted weighted average common shares outstanding	10,491,849	10,602,346

At August 31, 2021, the Company had an aggregate of 410,000 (2020: 400,000) stock options outstanding.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021 and 2020

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021 and 2020

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Recently Adopted Accounting Standards (cont'd.)

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"), which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU will be effective for the Company on September 1, 2019. The amendments in this ASU should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this guidance did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The amendments in this ASU will be effective for the Company on September 1, 2020. Early adoption is permitted for any removed or modified disclosures. The adoption of this guidance did not have a material impact on its consolidated financial statements.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021 and 2020

3. SHORT TERM INVESTMENTS

The Company's short-term investments consists of one-year Guaranteed Investment Certificates with a major Canadian financial institution that earn interest at variable interest rate of 0.25% (2020: variable rates ranging between 2.15% - 2.17%).

4. PROPERTY AND EQUIPMENT AND INTANGIBLES

		Accumulated	Net book
	Cost	amortization	value
August 31, 2021	$	$	$
Property and equipment
Furniture and fixtures	133,049	114,740	18,309
Computer hardware	293,930	231,180	62,750
Computer software	377,777	333,751	44,026
Leasehold improvements	157,934	139,532	18,402
	962,690	819,203	143,487

Intangibles
Software under development	167,069	-	167,069
Patents, trademarks, and lists	441,178	420,625	20,553
	608,247	420,625	187,622

		Accumulated	Net book
	Cost	amortization	value
August 31, 2020	$	$	$
Property and equipment
Furniture and fixtures	134,629	112,540	22,089
Computer hardware	264,701	215,916	48,785
Computer software	382,852	298,523	84,329
Leasehold improvements	160,295	121,221	39,074
	942,477	748,200	194,277

Intangibles
Patents, trademarks and lists	436,780	413,828	22,952

Depreciation and amortization for the year ended August 31, 2021 was $105,357 (2020: $135,385)

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021 and 2020

5. LEASES

The Company entered into an office lease agreement commencing July 1, 2017 and expiring June 30, 2022 consisting of approximately 6,600 square feet.

On adoption of ASC 842, Lease Accounting, the Company recognized right-of-use assets and a corresponding increase in lease liabilities, in the amount of $671,911 which represented the present value of future lease payments using a discount rate of 8% per year.  Property tax and insurance payments paid to the lessor are included in the calculation of future lease payments.

Right of Use Asset Continuity	2021	2020
	$	$
Balance, September 1	403,961	671,911
Lease Inducement	-	(47,607)
	403,961	624,304
Depreciation	(224,154)	(213,935)
Foreign Currency Translation Adjustment	10,446	(6,408)
Balance, August 31	190,253	403,961

The Company has operating lease payments committed as follows:

		$

2022		235,388
Total lease payments payable		235,388
Less amounts representing interest		(8,410)
Total Operating Lease Liability		226,978
Less current portion of operating lease liability		(226,978)
Long term portion of operating lease liability		-

Operating Lease Liability Continuity	2021	2020
	$	$
Balance, September 1	457,324	671,911
Less Lease Payments	(270,898)	(253,040)
Interest	28,714	44,692
Foreign Currency Translation Adjustment	11,838	(6,239)
Balance, August 31	226,978	457,324

During the year ended August 31, 2021 the Company recorded depreciation expense of $224,154 (2020 - $213,935) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of comprehensive income. The total rent commitment, net of the leasehold improvement allowance, is being amortized to rent expense on a straight-line basis over the term of the lease.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021 and 2020

6. STOCKHOLDERS' EQUITY

Effective January 15, 2021, the Company commenced a Normal Course Issuer Bid ("NCIB"), pursuant to which the Company may purchase up to a maximum of 522,532 common shares, through the TSX Venture Exchange (the "TSX") at the market price at the time of purchase, subject to daily limits and compliance with the applicable rules of the TSX and Canadian securities laws.  During the year ended August 31, 2021, the Company repurchased and cancelled 185,285 common shares for $260,405.

During the year ended August 31, 2020 the Company completed a NCIB, pursuant to which the Company purchased 550,140 shares of common stock in the capital of the Company.

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021 and 2020

6. STOCKHOLDERS' EQUITY (cont'd.)

[b] Stock option plans (cont'd.)

Stock-Based Payment Award Activity

A summary of option activity under the Plan as of August 31, 2021 and 2020, and changes during the years ended are presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at August 31, 2019	290,000	1.94	2.96	-
Granted	210,000	1.24	5.00	-
Forfeited	(100,000)	1.46	0.80	-
Outstanding at August 31, 2020	400,000	1.35	3.24	-
Granted	10,000	1.00	4.16	-
Forfeited	-	-	-	-
Outstanding at August 31, 2021	410,000	1.34	2.26	-
Exercisable at August 31, 2021	311,250	1.37	2.12	-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the options that were in-the-money at August 31, 2021.

The following table summarizes information regarding the non-vested stock purchase options outstanding as of August 31, 2021:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
		$
Non-vested options at August 31, 2019	30,000	0.38
Granted	210,000	0.49
Forfeited	(13,750)	0.49
Vested	(22,500)	0.40
Non-vested options at August 31, 2020	203,750	0.48
Granted	10,000	0.34
Forfeited	-	-
Vested	(115,000)	0.47
Non-vested options at August 31, 2021	98,750	0.48

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021 and 2020

6. STOCKHOLDERS' EQUITY (cont'd.)

[b] Stock option plans (cont'd.)

As of August 31, 2021, there was $16,472 (2020: $67,203) of total unrecognized compensation cost related to non-vested share-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.78 (2020: 1.41) years.

During the year ended August 31, 2021, the total stock-based compensation expense of $51,734 (2020: $48,615) is reported in the statement of comprehensive income as follows:

	2021	2020
	$	$
Stock-based compensation
General and administrative	18,128	19,850
Sales and marketing	19,299	15,166
Research and development	14,307	13,599
Total stock-based compensation	51,734	48,615

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2021	2020
	$	$
Expected term of stock options (years)	3.25	3.25
Expected volatility	105.4%	118.6%
Risk-free interest rate	0.35%	1.0%
Dividend yields	-	-
Weighted average grant date fair value	$0.34	$0.49

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

August 31, 2021 and 2020

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

During the year ended August 31, 2021, the Company recognized compensation expense of $93,759 (2020: $64,480) in salaries and wages on the consolidated statement of comprehensive income in respect of the Plan, representing the Company's employee matching of cash contributions to the plan. The shares were purchased on the open market at an average price of $1.06 (2020: $0.74). As at August 31, 2021 364,757 shares are held in trust by the Company.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021 and 2020

7. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 21.0% and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 27.0%. The reconciliation of the provision (recovery) for income taxes at the United States federal statutory rate compared to the Company's income tax expense is as follows:

	2021	2020
	$	$
Tax at U.S. statutory rates	80,000	36,000
Permanent differences	13,000	19,000
Effect of higher foreign tax rates in Canada	52,000	31,000
Foreign exchange and other adjustments	376,000	(250,000)
Change in valuation allowance	(521,000)	164,000
Provision for deferred income taxes	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which realization is not likely to occur.

Significant components of the Company's deferred tax assets as of August 31 are as follows:

	2021	2020
	$	$
Deferred tax assets:
Net operating loss carryforwards	789,000	1,132,000
Excess of book over tax depreciation	829,000	915,000
Tax Credit Carryforwards	808,000	900,000
Total deferred tax asset	2,426,000	2,947,000
Valuation allowance	(2,426,000)	(2,947,000)
Net deferred tax asset	-	-

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021 and 2020

7. INCOME TAXES (Cont'd)

Net income (loss) before income tax by geographic region is as follows:

	2021	2020
	$	$
United States	(483,537)	(369,579)
Canada	866,066	538,994
	382,529	169,415

If not utilized to reduce future taxable income, the Company's net operating loss carryforwards will expire as follows:

	Canada	United States
	$	$
2022 and thereafter	-	3,758,000
	-	3,758,000

If not utilized to reduce future taxable payable, the Company's investment tax credit carryforwards will expire as follows:

	Canada	United States
	$	$
2030 and thereafter	994,000	-
	994,000	-

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021 and 2020

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

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021 and 2020

10. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	2021	2020
	$	$

Play MPE®
North America	1,893,288	1,696,654
Europe	1,978,516	1,826,582
Australasia	272,485	273,737
Other	8,592	1,344
Total Play MPE® Revenue	4,152,881	3,798,317

Clipstream ®
United States	19,592	26,248
Total Clipstream ® Revenue	19,592	26,248

Total Revenue	4,172,473	3,824,565

Revenue in the above table is based on location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the year ended August 31, 2021, the Company generated 41% of total revenue from one customer [2020 - 42%].

It is in management's opinion that the Company is not exposed to significant credit risk.

As at August 31, 2021, one customer represented $142,758 (36%) of the trade receivables balance [2020 - two customers represented $275,620 (65%)].

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

11. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period's presentation. These reclassifications did not affect prior periods' net earnings.

Destiny Media Technologies Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021 and 2020

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of August 31, 2021.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management concluded that our internal controls over financial reporting were effective as of August 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended August 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Frederick Vandenberg	Director, President, Corporate Secretary, Chief Executive Officer	53	CEO since June 2017 CFO since July 2007
Hyonmyong Cho(1)	Chairman of the Board, Director	49	February 2017
Samuel Jay Graber(1)	Director	60	February 2017
Dave Summers(1)	Director	51	February 2019
David Mossberg	Director	51	November 2021
Samuel Ritchie	Chief Financial Officer and Treasurer	41	May 2020

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

David Mossberg. Mr. Mossberg was appointed a director in November 2021.  Mr Mossberg is a seasoned capital markets executive with more than 25 years of experience analyzing companies and advising public company executives in multiple industries. Mr Mossberg currently is the CEO of Three Part Advisors, LLC, a strategic investor relations advisory firm. Prior to founding Three Part Advisors, Mr. Mossberg was a sell-side analyst at Southwest Securities and was Director of Research at Hodges Capital Management. Mr Mossberg holds a MBA from Southern Methodist University and BBA in Finance and BBA in International Business from University of Texas - Arlington. Mr Mossberg also served in the United States Army Reserves as an interrogator/Russian linguist.

Samuel Ritchie, CPA, CA. Mr. Ritchie has been our Chief Financial Officer since May 2020. Mr. Ritchie is a Chartered Professional Accountant (CPA, CA) with over 15 years of accounting, audit, and financial reporting experience in a variety of industries, both in the United States and Canada. Mr. Ritchie was the financial controller at a private company, overseeing the accounting and human resources functions from 2018 to 2020. From 2008 until 2018, Mr. Ritchie was employed at BDO Canada LLP (Vancouver, BC) where he was a Senior Manager, Audit Assurance. Mr. Ritchie specialized in managing assurance engagements for public companies in the United States and Canada. Prior to that, Mr. Ritchie worked for another public accounting firm from 2003 to 2008. In these roles, Mr. Ritchie acquired considerable experience in finance, governance, and regulatory compliance. He holds a B.Comm. (Hons) Otago University, New Zealand.

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

Based solely on our review of the copies of such forms received by us, or written representations that no filings were required, we believe that during the fiscal year ended August 31, 2021 all such filing requirements were complied with.

CODE OF ETHICS

The Company's code of ethics is available on our website at http://www.dsny.com/code-of-ethics

We have adopted a code of ethics that applies to our principal executive officer, principle financial and accounting officer, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a) our principal executive officer;

(b) each of our two most highly compensated executive officers other than the principle executive officer who were serving as executive officers at the end of the year ended August 31, 2021; and

(c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended August 31, 2021, who we will collectively refer to as our "named executive officers", of our company for the years ended August 31, 2021 and 2020, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer and the Chief Financial Officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Other Annual Compen- sation ($) (2)	Total ($)
Frederick Vandenberg (3) Director, President, Chief Executive Officer, and former Chief Financial Officer	2021 2020	175,778 156,093	24,816 23,414	Nil Nil	Nil 8,437	13,182 20,462	213,776 208,406
Samuel Ritchie (3)(4) Chief Financial Officer	2021 2020	110,292 43,959	Nil Nil	Nil Nil	Nil 14,400	9,281 520	119,573 58,879
Sandra Boenisch (3)(5) Chief Financial Officer	2021 2020	Nil 27,874	Nil Nil	Nil Nil	Nil Nil	Nil 929	Nil 28,803

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

(3) Compensation is stated in United States dollars. Where compensation was provided in Canadian dollars, compensation is based on an exchange rate of 0.7878 US dollars for each 1.00 Canadian dollar during the 2021 fiscal year and 0.7433 US dollars for each 1.00 Canadian dollar during the 2020 fiscal year.

(4) Appointed May 2020

(5) Resigned effective November 30, 2019

EMPLOYMENT AGREEMENT WITH OUR NAMED EXECUTIVE OFFICERS

We are not party to any written employment agreement or change in control arrangements with Mr. Vandenberg and Mr. Ritchie. We do not have any agreements with Mr. Vandenberg and Mr. Ritchie regarding the payments of bonus or other performance incentives. Mr. Vandenberg and Mr. Ritchie are eligible to receive stock options as and when approved by our Board of Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our named executive officers that were outstanding as of August 31, 2021.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Frederick Vandenberg	80,000	Nil	N/A	1.00	July 6, 2022	N/A	N/A	N/A	N/A
Samuel Ritchie	18,750	11,250	N/A	1.00	Apr 28, 2025	N/A	N/A	N/A	N//A

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

Additionally, the Company has the 2015 Stock Option Plan, under which up to 530,000 shares of the common stock, have been reserved for issuance. As at August 31, 2021, an aggregate of 120,000 common shares remained eligible for issuance under the plan. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings.  In addition, our directors are eligible for grants of options to purchase shares of our common stock at the discretion of our Board of Directors.

The following table summarizes compensation paid to all of our directors who were not our named executive officers during the fiscal year ended August 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Hyonmyong Cho	Nil	Nil	Nil	Nil	Nil
Samuel Jay Graber	Nil	Nil	Nil	$12,500	$12,500
David Mossberg	Nil	Nil	Nil	Nil	Nil
David Summers	Nil	Nil	Nil	Nil	Nil

(1) Other compensation includes participation in the employee share purchase plan described below under long term incentive plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 17, 2021 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Number of Shares of Common Stock	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS:
Common Stock	Hyonmyong Cho Director, Chairman of the Board c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	549,288 (2)	5.4%
Common Stock	Samuel Jay Graber Director c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	213,233 (3)	2.1%
Common Stock	Frederick Vandenberg President, Chief Executive Officer, and Corporate Secretary c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	492,135(4)	4.8%
Common Stock	David Summers Director c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	73,381(5)	*
Common Stock	David Mossberg Director c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	Nil	*
Common Stock	Samuel Ritchie Chief Financial Officer c/o 1110-885 W Georgia St. Vancouver, BC, V6C 3E8	36,356(6)	*
Common Stock	All Officers and Directors as a Group (4 persons)	1,364,393	13.3%
Common Stock	Mark A. Graber 56 Oakwell Farms Parkway San Antonio, TX 78218	1,869,735(7)	18.2%

⃰  Less than one percent (1%)

(1) Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of such shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 17, 2021. As of November 17, 2021, there were 10,251,261 shares of our common stock issued and outstanding.

(2) Consists of 142,735 shares held by Mr. Cho and 45,000 shares that may be acquired upon the exercise of stock options held by Mr. Cho within 60 days of November 17, 2021 and includes 361,553 shares held through Mr. Cho's indirect pecuniary ownership held through Greenlaw International LP, a Delaware limited partnership (the "Fund"), and Greenlaw International GP LLC, a Delaware limited liability company and the general partner of the Fund which has the right to receive an allocation of a portion of the profits of the Fund.

(3) Consists of 165,253 shares held by Mr. Graber, 2,980 shares held by Mr. Graber's spouse, and 45,000 shares that may be acquired upon the exercise of stock options held by Mr. Graber within 60 days of November 17, 2021.

(4) Consists of 412,135 shares held by Mr. Vandenberg and 80,000 shares that are acquirable upon the exercise of stock options held by Mr. Vandenberg within 60 days of November 17, 2021.

(5) Consists of 23,381 shares held by Mr. Summers and 50,000 shares that are acquirable upon the exercise of stock options held by Mr. Summers within 60 days of November 17, 2021.

(6) Consists of 6,356 shares held by Mr. Ritchie and 30,000 shares that are acquirable upon the exercise of stock options held by Mr. Ritchie within 60 days of November 17, 2021.

(7) Consists of (i) 1,717,765 shares of the Company's common stock directly held by Mark Graber; (ii) 145,970 shares beneficially owned by Four Star Investments, a Texas partnership over which Mr. Graber has shared voting and disposition power; and (iii) 6,000 shares held by Mr. Graber's spouse.

EQUITY COMPENSATION PLAN INFORMATION

We have an equity compensation plans, namely the 2015 Stock Option Plan (the "Plan"), under which up to 530,000 shares of our common stock, have been authorized for issuance to our officers, directors, employees and consultants. The Plan has not been approved by the Company's stockholders. The following summary information is presented for our Plan of August 31, 2021.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	410,000 Shares of Common Stock	$1.34 per Share	120,000 Shares of Common Stock
Total	410,000 Shares of Common Stock		120,000 Shares of Common Stock

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

Our current sole principal independent registered public accountant, Davidson & Company LLP, provided audit and other services during the year ended August 31, 2021 and the year ended August 31, 2020 as follows:

Davidson & Company LLP

	2021	2020
Audit Fees	$47,000	$47,000
Audit Related Fees	-	-
Tax Fees	-	8,138
All Other Fees	-	-
Total Fees	$47,000	$55,138

Our former sole principal independent registered public accountant, BDO Canada LLP, provided audit and other services during the year ended August 31, 2021 and the year ended August 31, 2020 as follows:

BDO Canada LLP

	2021	2020
Audit Fees	$-	$5,668
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$-	$5,668

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

Of the total aggregate fees paid by us to our accountants during the fiscal years ended August 31, 2021 and 2020, 100% and 100% of the aggregate fees, respectively, were approved by the audit committee pursuant to the de minimis exception provided by Section (c)(7)(i)(C) of Rule 2-01 of Regulations S-X.

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

2. Consolidated Balance Sheets;

3. Consolidated Statements of Comprehensive Income (loss);

4. Consolidated Statements of Cash Flows;

5. Consolidated Statement of Changes in Stockholders' Equity; and

6. Notes to the Consolidated Financial Statements.

(a)(2) Financial Statement Schedules:

(a)(3) Exhibits:

3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 8, 2014).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit B to the Plan of Conversion as filed in our Definitive Proxy Statement on Form DEF14A on August 18, 2014)

3.3	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 13, 2019)

4.1*	Description of Capital Stock

4.2*	2015 Stock Option Plan

10.1†	Employee Stock Purchase Plan (incorporated by reference to our Other Definitive Proxy Statements on Form DEF 14A filed on February 04, 2011).

21.1*	Subsidiaries of the Registrant.
24*	Power of Attorney (included in Signature pages)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

100*	XBRL-Related Documents
101*	Interactive Data File

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

 Date: November 23, 2021

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

 Date: November 23, 2021

By: /s/Samuel Ritchie______________________

 Samuel Ritchie, CPA, CA

 Chief Financial Officer, Treasurer

 (Principal Financing and Accounting Officer)

 Date: November 23, 2021

By: /s/ Hyonmyong Cho

 Hyonmyong Cho

 Director

 Date: November 23, 2021

By: /s/ Samuel Jay Graber

 Samuel Jay Graber

 Director

 Date: November 23, 2021

By: /s/ David Summers

 David Summers

 Director

 Date: November 23, 2021

By: /s/ David Mossberg

 David Mossberg

 Director

 Date: November 23, 2021