Form 10-Q
period 2021-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2022-01-13
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

_______________________________________________________________________
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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

[   ]Yes [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[   ]Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant's common stock, par value $0.001, as of January 7, 2022 was 10,147,771.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Interim Financial Statements

Destiny Media Technologies Inc.

(Unaudited)

November 30, 2021

(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in United States Dollars)

Unaudited

As at,	November 30,	August 31,
	2021	2021
	$	$
ASSETS
Current
Cash and cash equivalents	2,536,426	2,752,662
Short-term investments [note 3]	-	-
Accounts receivable, net of allowance for doubtful accounts of $23,718, [August 31, 2021 - $19,743]	564,677	400,233
Other receivables	60,168	53,172
Prepaid expenses	107,253	103,463
Total current assets	3,268,524	3,309,530
Deposits	35,077	35,556
Property and equipment, net [note 4]	130,863	143,487
Intangible assets, net [note 4]	247,448	187,622
Right of use asset [note 5]	131,384	190,253
Total assets	3,813,296	3,866,448

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable	101,749	202,722
Accrued liabilities	322,331	309,839
Deferred revenue	3,944	8,511
Current portion of operating lease liability [note 5]	158,301	226,978
Total current liabilities	586,325	748,050
Operating lease liability, net of current portion [note 5]	-	-
Total liabilities	586,325	748,050

Commitments and contingencies [note 7]

Stockholders' equity
Common stock, par value $0.001 [note 6]
Authorized: 20,000,000 shares
Issued and outstanding: 10,235,061 shares
[August 31, 2021 - issued and outstanding 10,265,361 shares]	10,235	10,266
Additional paid-in capital [note 6]	9,139,575	9,157,804
Accumulated deficit	(5,622,938)	(5,788,539)
Accumulated other comprehensive loss	(299,901)	(261,133)
Total stockholders' equity	3,226,971	3,118,398
Total liabilities and stockholders' equity	3,813,296	3,866,448

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS  OF
 INCOME
(Expressed in United States dollars)
Unaudited
Three months ended November 30,
	2021	2020
	$	$

Service revenue [note 9]	1,134,151	1,123,977

Cost of revenue
Hosting costs	42,184	30,042
Internal engineering support	8,400	6,327
Customer support	47,603	35,852
Third party and transaction costs	19,376	18,092
	117,563	90,313

Gross Margin	1,016,588	1,033,664

Operating expenses
General and administrative	150,624	159,549
Sales and marketing	415,810	302,474
Product development	258,424	298,088
Depreciation and amortization	27,172	24,315
	852,030	784,426
Income from operations	164,558	249,238
Other income
Interest income	1,043	1,464

Net income	165,601	250,702

Net income per common share, basic and diluted	0.02	0.02

Weighted average common shares outstanding:
Basic	10,257,964	10,450,656
Diluted	10,337,338	10,450,656

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

Unaudited

Three months ended November 30,

	2021	2020
	$	$

Net income	165,601	250,702

Foreign currency translation adjustments	(38,768)	28,042

Total comprehensive income	126,833	278,744

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Expressed in United States dollars)

Unaudited

Three months ended November 30, 2021 and 2020

					Accumulated	Total
			Additional		other	stockholders'
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	Deficit	loss
	#	$	$	$	$	$
Balance, August 31, 2021	10,265,361	10,266	9,157,804	(5,788,539)	(261,133)	3,118,398
Total comprehensive income	-	-	-	165,601	(38,768)	126,833
Shares repurchased for cancellation	(30,300)	(31)	(44,135)			(44,166)
Stock based compensation [note 6]	-	-	25,906	-	-	25,906
Balance, November 30, 2021	10,235,061	10,235	9,139,575	(5,622,938)	(299,901)	3,226,971

Balance, August 31, 2020	10,450,646	10,451	9,366,290	(6,171,068)	(345,456)	2,860,217
Total comprehensive income	-	-	-	250,702	28,042	278,744
Stock based compensation [note 6]	-	-	12,849	-	-	12,849
Balance, November 30, 2020	10,450,646	10,451	9,379,139	(5,920,366)	(317,414)	3,151,810

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

Three months ended November 30,	(Expressed in United States dollars)

	2021	2020
	$	$
OPERATING ACTIVITIES
Net income	165,601	250,702
Items not involving cash:
Depreciation and amortization [note 4]	27,172	24,315
Stock-based compensation	25,906	12,849
Deferred leasehold inducement	-	-
Unrealized foreign exchange (gain) loss	3,436	11,372
Changes in non-cash working capital:
Accounts receivable	(177,303)	98,548
Other receivables	(6,212)	(4,763)
Prepaid expenses and deposits	(4,971)	16,497
Accounts payable	(94,434)	102,318
Accrued liabilities	12,709	(66,893)
Deferred revenue	(4,530)	(909)
Operating lease liability	-	(2,382)
Net cash (used in) provided by operating activities	(52,626)	441,654

INVESTING ACTIVITIES
Redemption (purchase) of short-term investments, net	-	763,749
Development of software	(72,290)	-
Purchase of property, equipment and intangibles	(7,997)	(5,188)
Net cash provided by (used in) investing activities	(80,287)	758,561

FINANCING ACTIVITY
Repurchase of common stock for retirement	(44,166)	-
Net cash used in financing activity	(44,166)	-

Effect of foreign exchange rate changes on cash	(39,157)	35,307

Net increase (decrease) in cash and cash equivalents	(216,236)	1,235,522
Cash and cash equivalents, beginning of period	2,752,662	1,841,340
Cash and cash equivalents, end of period	2,536,426	3,076,862

Supplementary disclosure
Interest paid	-	-
Income taxes paid	-	-

Non-cash investing and financing activities
Right of use asset	-	-
Operating lease liability	-	-

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2021

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2021 are not necessarily indicative of the results that may be expected for the year ended August 31, 2022.

The balance sheet at August 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended August 31, 2021.

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

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2021

3. SHORT TERM INVESTMENTS

The Company's short-term investments consisted of one-year Guaranteed Investment Certificates with a major Canadian financial institution that earn interest at variable interest rates ranging from 0.10% - 2.36%. As at November 30, 2021, the Company's short-term investments had reached maturity, and are included in cash and cash equivalents.

4. PROPERTY AND EQUIPMENT AND INTANGIBLES

	Cost	Accumulated amortization	Net book value
November 30, 2021	$	$	$
Property and equipment
Furniture and fixtures	132,814	115,655	17,159
Computer hardware	297,888	235,062	62,826
Computer software	377,245	339,074	38,171
Leasehold improvement	157,449	144,742	12,707
	965,396	834,533	130,863

Intangibles
Software under development	236,724	6,189	230,535
Patents, trademarks and lists	443,333	426,420	16,913
	680,057	432,609	247,448

		Accumulated	Net book
	Cost	amortization	value
August 31, 2021	$	$	$
Property and equipment
Furniture and fixtures	133,049	114,740	18,309
Computer hardware	293,930	231,180	62,750
Computer software	377,777	333,751	44,026
Leasehold improvements	157,934	139,532	18,402
	962,690	819,203	143,487

Intangibles
Software under development	167,069	-	167,069
Patents, trademarks and lists	441,178	420,625	20,553
	608,247	420,625	187,622

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2021

Depreciation and amortization for the three-month period ended November 30, 2021 was $27,172 (2020: $24,315)

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2021

5. RIGHT OF USE ASSET

The Company entered into a lease agreement commencing July 1, 2017 and expiring June 30, 2022 consisting of approximately 6,600 square feet. Subsequent to November 30, 2021, the Company entered into an agreement to terminate the office lease effective January 31, 2022.

On adoption of ASC 842, Lease Accounting, the Company recognized right-of-use assets and a corresponding increase in lease liabilities, in the amount of $671,911 which represented the present value of future lease payments using a discount rate of 8% per year. Property tax and insurance payments paid to the lessor are included in the calculation of future lease payments.

Right of Use Asset Continuity	November 30, 2021	August 31, 2021
	$	$
Balance, September 1	190,253	403,961
Depreciation	(57,284)	(224,154)
Foreign Currency Translation Adjustment	(1,585)	10,446
Balance, End of Period	131,384	190,253

The Company has operating lease payments committed as follows:

$
2022	162,414
Total lease payments payable	162,414
Less amounts representing interest	(4,113)
Total Operating Lease Liability	158,301
Less current portion of operating lease liability	(158,301)
Long term portion of operating lease liability	-
Operating Lease Liability Continuity	November 30, 2021	August 31, 2021
	$	$
Balance, September 1	226,978	457,324
Less Lease Payments	(70,873)	(270,898)
Interest	4,113	28,714
Foreign Currency Translation Adjustment	(1,917)	11,838
Balance, End of Period	158,301	226,978

During the three-month period ended November 30, 2021 the Company recorded depreciation expense of $57,284 (2020: $54,636) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of comprehensive income. The total rent commitment, net of the leasehold improvement allowance, is being amortized to rent expense on a straight-line basis over the term of the lease.

On December 17, 2021, the Company entered into an agreement to terminate the property lease effective January 31, 2022.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2021

6. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

Effective January 15, 2021, the Company commenced a Normal Course Issuer Bid ("NCIB"), pursuant to which the Company may purchase up to a maximum of 522,532 common shares, through the TSX Venture Exchange (the "TSX") at the market price at the time of purchase, subject to daily limits and compliance with the applicable rules of the TSX and Canadian securities laws. During the three-month period ended November 30, 2021, the Company repurchased and cancelled 30,300 common shares for $44,166. As at November 30, 2021 a total of  215,585 shares had been repurchased for $304,570 under the NCIB.

[b] Stock option plan

The Company has a stock option plan, namely the 2015 Stock Option Plan (the "Plan"), under which up to 530,000 shares of common stock, has been reserved for issuance. A total of Nil common shares remain eligible for issuance under the Plan. Subsequent to November 30, 2021, the Company approved, subject to shareholder approval, a 2022 Stock Option plan, whereby 1,000,000 common shares would be reserved for issuance.

The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2021

6. STOCKHOLDERS' EQUITY (cont'd.)

[b] Stock option plan (cont'd.)

Stock-Based Payment Award Activity

A summary of stock option activity under the Plan as of November 30, 2021, and changes during the period then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at August 31, 2021	410,000	1.34	2.26	-
Granted	521,000	1.50	5.00	-
Forfeited	(10,000)	1.00	3.41	-
Outstanding at November 30, 2021	921,000	1.43	2.76	28,700
Exercisable at November 30, 2021	380,000	1.37	1.80	15,200

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the options that were in-the-money at November 30, 2021.

The following table summarizes information regarding the non-vested options outstanding as of November 30, 2021 and changes during the period then ended:

		Weighted
		Average
		Grant Date
	Number of Options	Fair Value
		$
Non-vested options at August 31, 2021	98,750	0.48
Granted	521,000	1.11
Vested	(73,750)	0.49
Forfeited	(5,000)	0.49
Non-vested options at November 30, 2021	541,000	1.08

As of November 30, 2021, there was $534,838 of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.21 years.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2021

6. STOCKHOLDERS' EQUITY (cont'd.)

[b] Stock option plan (cont'd.)

Stock-Based Payment Award Activity (cont'd.)

Total stock-based compensation expense of $25,906 was recognized during the three month period ended November 30, 2021, (2020: $12,849) is reported in the statement of comprehensive income as follows:

	2021	2020
	$	$
Stock-based compensation
General and administrative	2,424	4,531
Sales and marketing	13,950	4,644
Product development	9,532	3,674
Total stock-based compensation	25,906	12,849

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2021	2020
Expected term of stock options (years)	3.25	3.25
Expected volatility	122.7%	105.4%
Risk-free interest rate	0.35%	0.35%
Dividend yields	-	-
Weighted average grant date fair value	$0.40	$0.34

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

November 30, 2021

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

During the three month period ended November 30, 2021, the Company recognized compensation expense of $17,227 (2020: $15,186) in salaries and wages on the consolidated statement of comprehensive income in respect of the Plan, representing the Company's employee matching of cash contributions to the Plan. During the three month period ended November 30, 2021, the shares were purchased on the open market at an average price of $1.48 (2020 : $0.67). The shares are held in trust for a period of one year from the date of purchase.

[d] Earnings Per Share

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

	2021	2020
	$	$
Net Income	165,601	250,702
Weighted average shares outstanding	10,257,964	10,450,656
Dilutive impact of outstanding stock options	79,374	-
Diluted weighted average common shares outstanding	10,337,338	10,450,656

At November 30, 2021, the Company had an aggregate of 921,000 (August 31, 2021: 410,000) stock options outstanding.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

November 30, 2021

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

8. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

None

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM

FINANCIAL STATEMENTS

November 30, 2021

9. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	2021	2020
	$	$

Play MPE®
United States	577,149	533,460
Europe	484,336	508,317
Australia	64,032	75,779
Africa	6,954	3,528
Total Play MPE® Revenue	1,132,471	1,121,084

Clipstream ®
United States	1,680	2,893
Total Clipstream ® Revenue	1,680	2,893

Total Revenue	1,134,151	1,123,977

Revenue in the above table is based on location of the customer's billing address. Some of these customers have distribution centres located around the globe and distribute around the world. During the three month period ended November 30, 2021, the Company generated 37% of total revenue from one customer respectively (2020 : 38%).

It is in management's opinion that the Company is not exposed to significant credit risk.

As at November 30, 2021, one customer represented $272,449 (or 48%) of the trade receivables balance (August 31, 2021, one customer represented $142,758 (or 36%).

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

10. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period's presentation. These reclassifications did not affect prior periods' net earnings.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM

FINANCIAL STATEMENTS

November 30, 2021

11. SUBSEQUENT EVENTS

On December 17, 2021 the Company entered into an agreement to terminate the office lease effective January 31, 2022. The Company's lease was previously expected to terminate June 30, 2022.

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

OUR PRODUCTS AND SERVICES

Destiny develops and markets software as a service (SaaS) solutions that solve critical digital distribution and promotion problems for businesses in the music industry. The core of our business is Play MPE®. Play MPE® is a service for promoting and securely distributing broadcast quality audio, video, images, promotional information and other digital content through the internet. The system is currently used by the recording industry for transferring pre-release broadcast quality music, radio shows, and music videos to trusted recipients such as radio stations, media reviewers, VIP's, DJ's, film and TV personnel, sports stadiums and retailers. Music is protected by Play MPE®'s patented proprietary watermarking system which provides watermarks unique to each recipient.

Destiny is currently developing additional functionality and services that are expected to increase the services to existing platform users and therefore expand Play MPE®'s addressable market, or act as catalysts to the Company's sales activities. As well, the Company is investing into research and development on incremental product offerings expected to add addressable market opportunities.

Play MPE®

The Company's core business is the Play MPE® platform. Play MPE® is a two-sided B2B marketplace that enables music labels and artists to distribute promotional content and musical assets on the one side, and for music broadcasting professionals, music curators and music reviewers to discover, download, broadcast and review the music, on the other. Play MPE® provides a software-based tool to assist record labels and artists in marketing their music. Record labels and artists are Play MPE®'s customers and pay for submission into the system. Recipients are provided no charge access to review music. When adding music to the Play MPE® system, record labels are targeting specific industry recipients who review and broadcast their music. With this marketing effort, record labels are targeting an increase in their revenue directly through on-air broadcast royalties, streaming royalties and synchronization revenue (revenue when the reproduction of a song is coordinated with video advertisements, television, or film), and indirect increases in revenue through growing song and artists' popularity (for example concert ticket sales etc.).

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

Clipstream®

The Company also developed Clipstream® for the online video industry for which it is pursuing strategic alternatives. The Clipstream® Online Video Platform (OVP) is a self-service system, for encoding, hosting and reporting on video playback which can be embedded in third party websites or emails. Playback is currently through the Company's proprietary JavaScript codec engine, which is only available on the internet through the Company. The unique software-based approach to rendering video, has patents claiming initial priority to 2011. This product has incidental revenues and is not supported or marketed.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 2021 AND 2020

Revenue

Total revenue for the three-month period ending November 30, 2021 increased by approximately 1% ($1,134,151 in 2021 - $1,123,977 in 2020). Play MPE® represents virtually all the Company's revenue.  Play MPE®'s year to date revenue grew by 1% (or 1.7% after adjusting for favorable foreign exchange).  Play MPE® continued to experience growth in the independent labels in the United States, Europe, and Australia with an average revenue growth of 3% in this segment.

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

Total operating costs during the three-month period ended November 30, 2021 increased by 8.6% to $852,029 (2020 - $784,426). Operating Costs in the comparative period, include one-time, non-recuring costs associated with staff restructuring. Adjusting for these one-time costs associated with staff restructuring, overall costs increased by 11.8%. The increase in costs is primarily the result of expanded business development staffing costs designed to expand Play MPE®‘s global market share. The Company also increased staffing costs to more quickly expand the company's product offering. A portion of these costs were capitalized. Also increasing overall costs are impacts a weakening  of the US Dollar. Foreign exchange impacts are generally temporarily in nature and generally reverse over time.

General and administrative	November 30	November 30
	2021	2020
	(3 months)	(3 months)	Change	Change
	$	$	$	%
Bad debt	4,316	-	4,316	0.0%
Office and miscellaneous	50,478	40,241	10,237	25.4%
Professional fees	18,295	46,825	(28,530)	(60.9%	)
Rent	5,744	6,715	(971)	(14.5%	)
Telecommunications	821	776	45	5.8%
Travel	1,395	1,112	283	25.4%
Wages and benefits	69,575	63,880	5,695	8.9%
	150,624	159,549	(8,925)	(5.6%	)

Our general and administrative expenses consist of salaries and related personnel costs including overhead, office rent, and general office supplies. General and administrative costs also include professional fees and general travel expenditures. The decrease in professional fees is due to a reduction of corporate administration costs and a reduction of litigation costs.

Sales and marketing	November 30	November 30
	2021	2020
	(3 months)	(3 months)	Change	Change
	$	$	$	%
Advertising and marketing	33,011	9,020	23,991	266.0%
Rent	33,062	31,536	1,526	4.8%
Telecommunications	5,322	4,053	1,269	31.3%
Wages and benefits	344,415	257,865	86,550	33.6%
	415,810	302,474	113,336	37.5%

Sales and marketing expenses consist of salaries and related personnel costs including overhead, office rent, and telecommunications costs.  Sales and marketing expenses also include advertising and marketing expenditures, which consist of promotional materials, online or print advertising, business development tools, and marketing or business development related travel costs including attendance at conference or trade shows, and record label and client visits. The increase in staffing costs primarily relates to the employment of additional staff designed to grow Play MPE®‘s market share. The increase in advertising and marketing expenses is related to increased advertising, sponsorship, and attendance at industry events in the first quarter.

Product Development	November 30	November 30
	2021	2020
	(3 months)	(3 months)	Change	Change
	$	$	$	%
Rent	22,591	25,079	(2,488)	(9.9%	)
Software services	18,177	17,576	601	3.4%
Telecommunications	16,318	16,805	(487)	(2.9%	)
Wages and benefits	201,338	238,628	(37,290)	(15.6%	)
	258,424	298,088	39,664	(13.3%	)

Product development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase in wages and benefits is related to an increase in staffing in product development, offset by $72,290 capitalized as internal use software in the quarter (November 30, 2020: $Nil).

Depreciation and Amortization

Depreciation and amortization expense increased to $27,172 for the three-month period ended November 30, 2021 from $24,315 for the period ended November 30, 2020, an increase of 11.7% due to a amortization of software development costs associated with Play MPE® recipient player applications.

Other earnings and expenses

Interest income was $1,043 for the three-month period ended November 30, 2021 (2020: $1,464) and is derived from one-year Guaranteed Investment Certificates.

Net income

During the three-month period ended November 30, 2021 we had net income of $165,601 (2020 - $250,702).

For the three-month period ended November 30, 2021, adjusted EBITDA was $217,635 (2020 - EBITDA $286,402).  Adjusted EBITDA is not defined under generally accepted accounting principles ("GAAP") and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income (loss) from operations to Adjusted EBITDA over the eight most recently completed fiscal quarters:

	2022 Q1	2021 Q4	2021 Q3	2021 Q2	2021 Q1	2020 Q4	2020 Q3	2020 Q2
			$	$	$	$	$	$
Net Income (loss)	165,601	91,699	69,594	(29,466)	250,702	158,187	54,899	(155,331)
Amortization, stock-based compensation and deferred leasehold inducements	53,077	40,589	39,806	39,533	37,164	49,085	48,470	37,307
Interest income	(1,043)	(869)	(823)	(875)	(1,464)	(4,672)	(5,266)	(8,110)
Adjusted EBITDA	217,635	131,419	108,577	9,192	286,402	202,600	98,103	(126,134)

LIQUIDITY AND FINANCIAL CONDITION

As at November 30, 2021, we held $2,536,426 (August 31, 2021 - $2,752,662) in cash and cash equivalents and short-term investments.  Our short-term investments consisted of one-year Guaranteed Investment Certificates (GICs) held through a major Canadian financial institution, and had reached maturity prior to November 30, 2021.

At November 30, 2021, we had working capital of $2,682,199 compared to $2,561,480 as at August 31, 2021.  During the three-month period ended November 30, 2021, the Company completed NCIB purchases totaling $44,166.

Net cash used in operating activities for the three-month period ended November 30, 2021 was $52,626 (2020: net cash provided by operating activities of $441,654).  The primary reason for the decrease in cash flows from operating activities is related to changes in working capital which are expected to reverse over time.

Net cash used in investing activities for the three-month period ended November 30, 2021 was $80,287 (2020: cash provided from investing activities of $758,561). During the three-month period ended November 30, 2021, $72,290 was used in software under development.

Net cash used in financing activities during the three-month period ended November 30, 2021 was $44,166 (2020: $nil), related to cash used to repurchase and retire 30,300 shares of common stock (2020: Nil) of the Company under the NCIB.

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

There have been no significant changes in the critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended August 31, 2021 as filed with the SEC on November 23, 2021 except for those described in Note 8, "New Accounting Pronouncements" in the notes to our Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

NEW ACCOUNTING PRONOUNCEMENTS

Please refer to Note 8 "New Accounting Pronouncements" in the notes to our Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the three month periods ended November 30, 2021, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company recognized a positive impact on reported revenues and a negative impact on reported operating expenditures, for an overall marginal positive impact on reported net income.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2021, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes that would impact our internal controls for the period from September 1, 2021 to November 30, 2021.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in "Item 1 - Risk Factors" in our Form 10-K for the fiscal year ended August 31, 2021 filed with the SEC. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
 Date: January 13, 2022

By: /s/Samuel Ritchie______________________
 Samuel Ritchie
              Chief Financial Officer, Treasurer
 (Principal Financing and Accounting Officer)
 Date: January 13, 2022