Form 10-Q
period 2022-02-28
DESTINY MEDIA TECHNOLOGIES INC
filed 2022-04-13
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

_________________________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant's common stock, par value $0.001, as of April 12, 2022 was 10,121,461.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Interim Financial Statements

Destiny Media Technologies Inc.

(Unaudited)

February 28, 2022

(Expressed in United States dollars)

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Expressed in United States Dollars)

Unaudited

As at,

	February 28,	August 31,
	2022	2021
	$	$
ASSETS
Current
Cash and cash equivalents	2,433,506	2,752,662
Accounts receivable, net of allowance for doubtful accounts of $30,895, [August 31, 2021 - $19,743]	414,720	400,233
Other receivables	28,181	53,172
Prepaid expenses	83,959	103,463
Total current assets	2,960,366	3,309,530
Deposits	10,730	35,556
Property and equipment, net [note 4]	113,129	143,487
Intangible assets, net [note 4]	318,854	187,622
Right of use asset [note 5]	-	190,253
Total assets	3,403,079	3,866,448

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable	72,342	202,722
Accrued liabilities	379,638	309,839
Deferred revenue	-	8,511
Current portion of operating lease liability [note 5]	-	226,978
Total current liabilities	451,980	748,050
Total liabilities	451,980	748,050

Contingencies [note 7]

Stockholders' equity
Common stock, par value $0.001 [note 6]
Authorized: 20,000,000 shares Issued and outstanding: 10,122,271 shares [August 31, 2021 - issued and outstanding 10,265,371 shares]	10,122	10,266
Additional paid-in capital [note 6]	9,064,465	9,157,804
Accumulated deficit	(5,825,548)	(5,788,539)
Accumulated other comprehensive loss	(297,940)	(261,133)
Total stockholders' equity	2,951,099	3,118,398
Total liabilities and stockholders' equity	3,403,079	3,866,448

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME (LOSS)

(Expressed in United States dollars)

Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021
	$	$	$	$

Service revenue [note 10]	896,420	930,699	2,030,571	2,054,676

Cost of revenue
Hosting costs	45,611	29,667	87,795	59,709
Internal engineering support	13,812	7,296	22,212	13,623
Customer support	78,266	41,343	125,869	77,195
Third Party and transactions costs	13,622	13,593	32,998	31,685
	151,311	91,899	268,874	182,212

Gross Margin	745,109	838,800	1,761,697	1,872,464

Operating expenses
General and administrative	314,941	164,395	465,566	323,943
Sales and marketing	251,875	340,954	667,685	643,428
Product development	367,311	337,392	625,734	635,480
Depreciation and amortization	26,574	26,400	53,746	50,715
	960,701	869,141	1,812,731	1,653,566

Income (loss) from operations	(215,592)	(30,341)	(51,034)	218,898

Other income
Interest income	1,964	875	3,007	2,338
Gain on disposal of assets [notes 4 and 5]	11,018	-	11,018	-
Net income (loss)	(202,610)	(29,466)	(37,009)	221,236

Net income (loss) per common share, basic and diluted	(0.02)	(0.00)	(0.00)	0.02

Weighted average common shares outstanding:
Basic and diluted	10,208,956	10,629,438	10,259,374	10,665,834

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Expressed in United States dollars)

Unaudited

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	February 28,	February 28,	February 28,	February 28,
	2022	2021	2022	2021
	$	$	$	$

Net income (loss) for the period	(202,610)	(29,466)	(37,009)	221,236

Other comprehensive income (loss)
Foreign currency translation adjustments	1,961	34,081	(36,807)	62,123

Comprehensive income (loss)	(200,649)	4,615	(73,816)	283,359

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Expressed in United States dollars)

Unaudited

Three month periods ended February 28, 2022 and February 28, 2021

					Accumulated	Total
			Additional		other	stockholders'
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares #	Amount	Capital	Deficit	Loss
		$	$	$	$	$
Balance, November 30, 2021	10,235,071	10,235	9,139,575	(5,622,938)	(299,901)	3,226,971
Total comprehensive income (loss)	-	-	-	(202,610)	1,961	(200,649)
Stock based compensation [note 6]	-	-	68,788	-	-	68,788
Stock options repurchased and retired	-	-	(8,776)			(8,776)
Common shares retired	(112,800)	(113)	(135,122)	-	-	(135,235)
Balance, February 28, 2022	10,122,271	10,122	9,064,465	(5,825,548)	(297,940)	2,951,099

Balance, November 30, 2020	10,450,646	10,451	9,379,139	(5,920,366)	(317,414)	3,151,810
Total comprehensive income (loss)	-	-	-	(29,466)	34,081	4,615
Stock based compensation [note 6]	-		13,134	-	-	13,134
Common shares retired	(41,285)	(42)	(44,962)	-	-	(45,004)
Balance, February 28, 2021	10,409,361	10,409	9,347,311	(5,949,832)	(283,333)	3,124,555

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Expressed in United States dollars)

Unaudited

Six month periods ended February 28, 2022 and 2021

					Accumulated	Total
			Additional		other	stockholders'
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	Capital	Deficit	Loss
	#	$	$	$	$	$
Balance, August 31, 2021	10,265,371	10,266	9,157,804	(5,788,539)	(261,133)	3,118,398
Total comprehensive income (loss)	-	-	-	(37,009)	(36,807)	(73,816)
Stock based compensation [note 6]	-	-	94,694	-	-	94,694
Stock options repurchased and retired	-	-	(8,776)			(8,776)
Common shares retired	(143,100)	(144)	(179,257)	-	-	(179,401)
Balance, February 28, 2022	10,122,271	10,122	9,064,465	(5,825,548)	(297,940)	2,951,099

Balance, August 31, 2020	10,450,646	10,451	9,366,290	(6,171,068)	(345,456)	2,860,217
Total comprehensive income (loss)	-	-	-	221,236	62,123	283,359
Stock based compensation [note 6]	-	-	25,983	-	-	25,983
Common shares retired	(41,285)	(42)	(44,962)	-	-	(45,004)
Balance, February 28, 2021	10,409,361	10,409	9,347,311	(5,949,832)	(283,333)	3,124,555

See accompanying notes

Destiny Media Technologies Inc.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

Six month periods ended February 28, 2022 and 2021	(Expressed in United States dollars)

	2022	2021
	$	$

OPERATING ACTIVITIES
Net income (loss)	(37,009)	221,236
Items not involving cash:
Depreciation and amortization [note 4]	53,746	50,715
Stock-based compensation	94,694	25,983
Allowance for doubtful accounts	11,442	(4,465)
Gain on disposal of assets	(11,018)	-
Unrealized foreign exchange (gain) loss	(531)	315
Changes in non-cash working capital:
Accounts receivable	158,341	113,910
Other receivables	(153,282)	(15,222)
Prepaid expenses and deposits	43,474	(16,966)
Accounts payable	(95,821)	24,925
Accrued liabilities	39,559	(618)
Deferred revenue	(24,969)	(1,863)
Operating lease liability	(9,498)	(6,110)
Net cash provided by operating activities	69,128	391,840

INVESTING ACTIVITIES
Sale of short-term investments, net	-	800,624
Development of software	(155,988)	-
Purchase of property, equipment, and intangibles	(13,692)	(13,557)
Net cash provided by (used in) investing activities	(169,680)	787,067

FINANCING ACTIVITY
Repurchase of common stock for retirement	(179,400)	(45,004)
Repurchase of stock options for retirement	(8,776)	-
Net cash used in financing activity	(188,176)	(45,004)

Effect of foreign exchange rate changes on cash	(30,428)	36,472

Net increase (decrease) in cash and cash equivalents	(319,156)	1,170,375
Cash and cash equivalents, beginning of period	2,752,662	1,841,340
Cash and cash equivalents, end of period	2,433,506	3,011,715

Supplementary disclosure
Interest paid	-	-
Income taxes paid	-	-

See accompanying notes

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As at February 28, 2022

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated interim financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2022 are not necessarily indicative of the results that may be expected for the year ended August 31, 2022.

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
1

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As at February 28, 2022

3. SHORT TERM INVESTMENTS

The Company's short-term investments consists of one-year Guaranteed Investment Certificates with a major Canadian financial institution that earn interest at variable interest rates ranging from 0.10% - 2.36%.  As at February 28, 2022, the Company's short-term investments had reached maturity, and are included in cash and cash equivalents.

4. PROPERTY AND EQUIPMENT AND INTANGIBLES

		Accumulated	Net book
	Cost	amortization	value
	$	$	$
February 28, 2022
Property and equipment
Furniture and fixtures	134,096	117,786	16,310
Computer hardware	306,066	242,240	63,826
Computer software	381,013	348,020	32,993
Leasehold improvement	-	-	-
	821,175	708,046	113,129

Intangibles
Software under development	319,387	14,310	305,077
Patents, trademarks, and lists	445,627	431,850	13,777
	765,014	446,160	318,854

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As at February 28, 2022

4. PROPERTY AND EQUIPMENT AND INTANGIBLES (cont'd)

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

Depreciation and amortization for the three and six-month periods ended February 28, 2022 was $26,574 and $53,746 respectively (2021: $26,400 and $50,715).

On January 31, 2022, the Company exited the lease of office space (Note 5). Accordingly, leasehold fixtures and fittings were disposed of and a loss of $9,035 was recognized in the statement of comprehensive income (loss).

5. RIGHT OF USE ASSET

The Company entered into a lease agreement commencing July 1, 2017 and expiring June 30, 2022 consisting of approximately 6,600 square feet of office space. The Company mutually ended the lease agreement early effective January 31, 2022.

On adoption of ASC 842, Lease Accounting, the Company recognized right-of-use assets and a corresponding increase in lease liabilities, in the amount of $671,911 which represented the present value of future lease payments using a discount rate of 8% per year. Property tax and insurance payments paid to the lessor are included in the calculation of future lease payments.

Right of Use Asset Continuity	February 28, 2022	August 31, 2021
	$	$
Balance, September 1	190,253	403,961
Depreciation	(95,010)	(224,154)
Exit of Operating Lease	(94,210)	-
Foreign Currency Translation Adjustment	(1,033)	10,446
Balance, End of Period	-	190,253

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As at February 28, 2022

5. RIGHT OF USE ASSET (cont'd)

The Company has operating lease payments committed as follows:

$
2022	-
Total lease payments payable	-
Less amounts representing interest	-
Total Operating Lease Liability	-
Less current portion of operating lease liability	-
Long term portion of operating lease liability	-
Operating Lease Liability Continuity	February 28, 2022	August 31, 2021
	$	$
Balance, September 1	226,978	457,324
Less Lease Payments	(117,548)	(270,898)
Interest	6,036	28,714
Exit of Operating Lease	(114,263)	-
Foreign Currency Translation Adjustment	(1,203)	11,838
Balance, End of Period	-	226,978

During the three and six-month periods ended February 28, 2022 the Company recorded depreciation expense of $37,726 and $95,010 respectively (2021: $56,455 and $111,091) which has been allocated between general and administrative expenses, research and development and sales and marketing on the consolidated statement of comprehensive income (loss). The total rent commitment, net of the leasehold improvement allowance, was amortized to rent expense on a straight-line basis over the term of the lease. On January 31, 2022, upon exit of the lease a gain of $20,053 was recognized in the statement of comprehensive income (loss).
4

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As at February 28, 2022

6. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

On January 15, 2021, the Company commenced a Normal Course Issuer Bid ("NCIB"), pursuant to which the Company may purchase up to a maximum of 522,532 common shares, through the TSX Venture Exchange (the "TSX") at the market price at the time of purchase, subject to daily limits and compliance with the applicable rules of the TSX and Canadian securities laws. During the six-month period ended February 28, 2022, the Company repurchased and cancelled 143,100 common shares for $179,401. At January 15, 2022, the Company had repurchased 328,385 common shares for $437,180.

[b] Stock option plans

The Company has a stock option plan, namely the 2015 Stock Option Plan (the "2015 Plan"), under which up to 530,000 shares of common stock, has been reserved for issuance. A total of Nil common shares remain eligible for issuance under the 2015 Plan. On February 18, 2022 the Company received shareholder approval for the 2022 Stock Option Plan (the "2022 Plan), whereby 1,000,000 common shares would be reserved for issuance. As at February 28, 2022, 634,000 common shares remain eligible for issuance under the 2022 Plan.

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

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As at February 28, 2022

6. STOCKHOLDERS' EQUITY (cont'd.)

[b] Stock option plans (cont'd.)

Stock-Based Payment Award Activity

A summary of stock option activity under the Plans as of February 28, 2022, and changes during the period then ended is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise Price	Contractual	Value
Options	Shares	$	Term	$
Outstanding at August 31, 2020	410,000	1.34	2.26	-
Granted	521,000	1.50	5.00	-
Forfeited	(30,000)	1.33	2.81	-
Exercised	(30,000)	1.00	2.50	-
Outstanding at February 28, 2022	871,000	1.45	3.41	20,700
Exercisable at February 28, 2022	418,500	1.41	1.98	19,688

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the options that were in-the-money at February 28, 2022.

The following table summarizes information regarding the non-vested options outstanding as of February 28, 2022 and changes during the period then ended:

		Weighted Average Grant Date
	Number of Options	Fair Value
		$
Non-vested options at August 31, 2021	98,750	0.48
Granted	521,000	1.11
Vested	(142,250)	0.75
Forfeited	(25,000)	(0.98)
Non-vested options at February 28, 2022	452,500	1.09

As of February 28, 2022, there was $478,476 of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.91 years.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As at February 28, 2022

6. STOCKHOLDERS' EQUITY (cont'd.)

[b] Stock option plans (cont'd.)

During the six months ended February 28, 2022, the total stock-based compensation expense is reported in the statement of comprehensive income (loss) as follows:

	2022	2021
	$	$
Stock-based compensation
General and administrative	28,408	9,063
Sales and marketing	37,878	9,573
Product development	28,408	7,347
Total stock-based compensation	94,694	25,983

Valuation Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

	2022	2021
Expected term of stock options (years)	3.25	3.25
Expected volatility	122.7%	105.4%
Risk-free interest rate	0.35%	0.35%
Dividend yields	-	-
Weighted average grant date fair value	$0.40	$0.34

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

As at February 28, 2022

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

During the six month period ended February 28, 2022, the Company recognized compensation expense of $77,527 (2021: $52,857) in salaries and wages on the consolidated statement of comprehensive income (loss) in respect of the Plan, representing the Company's employee matching of cash contributions to the Plan. The shares were purchased on the open market at an average price of $1.29 (2021: $0.81). The shares are held in trust by the Company for a period of one year from the date of purchase.

[d] Earnings Per Share

Net income (loss) per common share (basic) is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Net income per common share (diluted) is calculated by dividing net income for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued be calculated using the treasury stock method. Under the treasury stock method, all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period, but only if dilutive. For the three and six-month periods ended February 28, 2022 and 2021 the outstanding options, in the amount of 871,000 (August 31, 2021: 410,000), were anti-dilutive and have been excluded from the calculation of diluted income (loss) per share.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As at February 28, 2022

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

8. NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

None.

Destiny Media Technologies Inc.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

As at February 28, 2022

9. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers, by product and location of customer, is as follows:

	Three Months Ended		Six Months Ended
	February 28	February 28	February 28	February 28
	2022	2021	2022	2021
	$	$	$	$
Play MPE®

North America	384,406	379,034	961,555	912,494
Europe	468,226	484,159	952,562	992,476
Australasia	37,663	62,999	101,695	138,778
Africa	6,125	938	13,079	4,466
Total Play MPE®	896,420	927,130	2,028,891	2,048,214

Clipstream ®
North America	-	3,569	1,680	6,462
Total revenue	896,420	930,699	2,030,571	2,054,676

Revenue in the above table is based on location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the six months ended February 28, 2022, the Company generated 41% of total revenue from one customer (2021 - 42%).

It is in management's opinion that the Company is not exposed to significant credit risk.

As at February 28, 2022, one customer represented $148,663 (or 25.5%) of the trade receivables balance (August 31, 2021, one customer represented $142,758 (or 36%)).

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

10. SUBSEQUENT EVENTS

On March 24, 2022, the Company entered into a twelve month office license agreement effective April 1, 2022 for $21,450CDN.

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

Our principal executive office is located at 601 - 189 National Ave, Vancouver, British Columbia V6A 4L8. Our telephone number is (604) 609-7736 and our facsimile number is (604) 609-0611.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED FEBRUARY 28, 2022 AND 2021

Revenue

Total revenue for the six months ending February 28, 2022 increased by approximately 1% after adjusting for unfavorable foreign exchange impacts. With a decline in the value of the Euro relative to the US dollar, total revenue for the six month period declined by approximately 1.2% ($2,030,571 in 2022 - $2,054,676 in 2021).

Play MPE® represents virtually all the Company's revenue. Play MPE®'s year to date revenue grew by 1.3% after adjusting for unfavorable exchange impacts but declined by 0.9% with no adjustment.

Foreign currency fluctuations impacted the most recent quarter more strongly. Total revenue for the three-month period ended February 28, 2022 showed a nominal increase of 0.5% after adjusting for foreign exchange but decreased by 3.7% over the comparable quarter in fiscal 2021 to $896,420 (2021 - $930,699) with no adjustment for foreign currency changes.

Operating Expenses

Overview

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

Operating costs during the six-month period ended February 28, 2022 increased by 9.6% to $1,812,731 (2021: $1,653,566). The increase in costs is primarily the result of increased staffing. This additional staffing was brought on board to support expanded development of the Play MPE® platform, increase sales and additional operational staff to support expanded technical support and distribution list development. This expanded staffing is focused on items designed to accelerate revenue growth of Play MPE® and expand the addressable market. As a result of the rise in value of the Canadian dollar relative to the US dollar, overall costs grew by 2% for the period ending February 28, 2022.

General and administrative	28-Feb	28-Feb
	2022	2021
	(6 months)	(6 months)	Change	Change
	$	$	$	%
Bad debt	11,442	(4,465)	15,907	356.3%
Office and miscellaneous	98,536	76,161	22,375	29.4%
Foreign exchange (gain)/loss	6,938	(16,133)	23,071	143.0%
Professional fees	96,539	112,988	(16,449)	(14.6%)
Rent	10,790	13,750	(2,960)	(21.5%)
Telecommunications	1,851	1,609	242	15.0%
Travel	3,127	2,488	639	25.7%
Wages and benefits	236,343	137,545	98,798	71.8%
	465,566	323,943	141,623	(4.0%)

Our general and administrative expenses consist of salaries and related personnel costs including overhead, office rent, and general office supplies. General and administrative costs also include professional fees and general travel expenditures. The decrease in professional fees is due to the timing of litigation proceedings. The increase in salaries and wages relates to increased share purchase plan participate and option grants associated with an expanded board of directors.

Sales and marketing	28-Feb	28-Feb
	2022	2021
	(6 months)	(6 months)	Change	Change
	$	$	$	%
Advertising and marketing	65,328	14,641	50,687	346.2%
Rent	50,680	64,581	(13,901)	(21.5%)
Telecommunications	10,595	8,980	1,615	18.0%
Wages and benefits	541,082	555,226	(14,144)	(2.4%)
	667,685	643,428	24,257	3.8%

Sales and marketing expenses consist of salaries and related personnel costs including overhead, office rent, and telecommunications costs. Sales and marketing expenses also include advertising and marketing expenditures, which consist of promotional materials, online or print advertising, business development tools, and marketing or business development related travel costs including attendance at conference or trade shows, and record label and client visits. The increase in advertising and marketing expenses is related to increased sponsorship, advertising, and attendance at industry events in the first two quarters.

Product Development	28-Feb	28-Feb
	2022	2021
	(6 months)	(6 months)	Change	Change
	$	$	$	%
Rent	40,307	51,360	(11,053)	(21.5%)
Software services	37,798	35,925	1,873	5.2%
Telecommunications	31,962	34,390	(2,428)	(7.1%)
Wages and benefits	515,667	513,805	1,862	0.4%
	625,734	635,480	(9,746)	1.5%

Product development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. The increase in wages and benefits is related to an increase in staffing in product development. In addition to a nominal increase in operating costs associated with product development salaries and wages, the Company capitalized $102,865 in software development costs in the six month period ended February 28, 2022 (2021: $Nil).

Depreciation and Amortization

Depreciation and amortization expense increased to $53,746 for the six-month period ended February 28, 2021 from $50,715 for the period ended February 29, 2021, an increase of 6% due to amortization of software development costs associated with Play MPE® recipient player applications.

Other earnings and expenses

Interest income was $3,007 for the six-month period ended February 28, 2022 (2021: $2,338) and is derived from Guaranteed Investment Certificates.

Net income

During the three and six-month period ended February 28, 2022 we had net loss of $202,610 and $37,009 respectfully (2021: $29,466 net loss and $221,236 net income respectfully).

For the three-month period ended February 28, 2022, adjusted EBITDA was $109,211 (2021: $9,192). Adjusted EBITDA is not defined under generally accepted accounting principles ("GAAP") and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense. We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by us. Adjusted EBITDA has limitations as a profitability measure in that it does not include the interest expense on our debts, our provisions for income taxes, the effect of our expenditures for capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income (loss) from operations to Adjusted EBITDA over the eight most recently completed fiscal quarters:

	2022 Q2	2022 Q1	2021 Q4	2021 Q3	2021 Q2	2021 Q1	2020 Q4	2020 Q3
				$	$	$	$	$
Net Income (loss)	(202,610)	165,601	91,699	69,594	(29,466)	250,702	158,187	54,899
Stock-based compensation	68,789	25,905	12,620	13,133	26,400	12,848	17,936	15,276
Amortization, stock-based compensation and deferred leasehold inducements	26,574	27,172	27,969	26,673	13,133	24,315	34,641	33,194
Interest income	(1,964)	(1,043)	(869)	(823)	(875)	(1,464)	(4,672)	(5,266)
Adjusted EBITDA	(109,211)	217,635	131,419	108,577	9,192	286,402	202,600	98,103

LIQUIDITY AND FINANCIAL CONDITION

As at February 28, 2022, we held $2,433,506 (August 31, 2021: $2,752,662) in cash and cash equivalents and short-term investments. Our short-term investments consisted of one-year Guaranteed Investment Certificates (GICs) held through a major Canadian financial institution and had reached maturity prior to February 28, 2022.

At February 28, 2022, we had working capital of $2,508,386 compared to $2,561,480 as at August 31, 2021. During the six-month period ended February 28, 2022, the Company completed NCIB purchases totaling $179,400 (2021: $45,004).

Net cash provided from operating activities for the six-month period ended February 28, 2022 was $69,128 (2021: $391,840). The primary reason for the decrease in cash flows from operating activities is related to increased expenditures designed to accelerate revenue growth.

Net cash used in investing activities for the six-month period ended February 28, 2022 was $169,680, compared to cash provided in investing activities of $787,067 for the six-month period ended February 28, 2021. During the six-month period ended February 28, 2021, $800,624 was received on the maturity of our GICs.

Net cash used in financing activities during the six-month period ended February 28, 2022 was $188,176 (2021: $45,004), related to cash used to repurchase and retire 143,100 shares of common stock (2021: 41,285 shares of common stock) of the Company under the NCIB and to repurchase stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

Our revenues are primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the three and six month periods ended February 28, 2022, as a result of fluctuations in the Euro, and the Australian, Canadian, and US dollars, the Company recognized a positive impact on reported revenues and a negative impact on reported operating expenditures, for an overall marginal positive impact on reported net income.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2022, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes that would impact our internal controls for the period from September 1, 2021 to February 28, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/ Frederick Vandenberg
Frederick Vandenberg
Chief Executive Officer, President
(Principal Executive Officer)
Date: April 13, 2022

By:	/s/ Frederick Vandenberg
Frederick Vandenberg
Chief Financial Officer, Treasurer
(Principal Financing and Accounting Officer)
Date: April 13, 2022