Form 10-Q
period 2022-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2022-07-12
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number    0-28259

DESTINY MEDIA TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

NEVADA	84-1516745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

428 - 1575 West Georgia Street
Vancouver, British Columbia, Canada	V6G 2V3
(Address of principal executive offices)	(Zip Code)

604-609-7736

(Registrant's telephone number, including area code)

1110 - 885 West Georgia Street, Vancouver, British Columbia, V6C 3E8, Canada

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

[  ]Yes  [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  [  ] Yes  [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant's common stock, par value $0.001, as of July 12, 2022 was 10,122,261.

DESTINY MEDIA TECHNOLOGIES, INC.

FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	Notes	May 31, 2022	August 31, 2021

ASSETS
Cash and cash equivalents	3	$1,953,454	$2,752,662
Accounts receivable, net of allowance for doubtful accounts of $24,844 (August 31, 2021 - $19,743)		800,847	400,233
Other receivables		23,278	53,172
Prepaid expenses		54,937	103,463
Deposits		45,269	-
Total current assets		2,877,785	3,309,530

Deposits		-	35,556
Property and equipment, net	4	359,490	143,487
Intangible assets, net	4	254,489	187,622
Right-of-use assets	5	-	190,253
Total assets		$3,491,764	$3,866,448

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable		$116,158	$202,722
Accrued liabilities		301,394	309,839
Deferred revenue		25,523	8,511
Current portion of operating lease liability	5	-	226,978
Total current liabilities		443,075	748,050
Total liabilities		443,075	748,050

Contingencies (Note 7)		-	-

Stockholders' equity
Common stock, par value $0.001, authorized 20,000,000 shares. Issued and outstanding - 10,122,261 shares (August 31, 2021 - 10,265,361 shares)	6	10,122	10,266
Additional paid-in capital	6	9,137,129	9,157,804
Accumulated deficit		(5,828,790)	(5,788,539)
Accumulated other comprehensive loss		(269,772)	(261,133)
Total stockholders' equity		3,048,689	3,118,398
Total liabilities and stockholders' equity		$3,491,764	$3,866,448
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

		Three Months Ended May 31,		Nine Months Ended May 31,
	Notes	2022	2021	2022	2021

Service revenue	8	$999,282	$1,083,987	$3,029,853	$3,138,663

Cost of revenue
Hosting costs		50,604	32,582	138,399	92,291
Internal engineering support		21,497	7,375	43,709	20,998
Customer support		121,816	41,794	247,685	118,989
Third-party and transactions costs		15,688	16,053	48,686	47,738
		209,605	97,804	478,479	280,016

Gross margin		789,677	986,183	2,551,374	2,858,647

Operating expenses
General and administrative		318,995	202,878	800,173	526,822
Sales and marketing		113,172	361,411	772,163	1,004,839
Product development		326,125	326,450	944,941	961,930
Depreciation and amortization		36,313	26,673	90,059	77,388
		794,605	917,412	2,607,336	2,570,979

Income (loss) from operations		(4,928)	68,771	(55,962)	287,668

Other income
Interest and other income		1,686	823	4,693	3,162
Gain on disposal of assets	4,5	-	-	11,018	-
Net income (loss)		(3,242)	69,594	(40,251)	290,830

Foreign currency translation adjustments		28,168	149,774	(8,639)	211,897

Total comprehensive income (loss)		$24,926	$219,368	$(48,890)	$502,727

Net income (loss) per common share
Basic	6	$(0.00)	$0.01	$(0.00)	$0.03
Diluted	6	$(0.00)	$0.01	$(0.00)	$0.03

Weighted average common shares outstanding:
Basic	6	10,122,261	10,426,961	10,185,320	10,428,809
Diluted	6	10,122,261	10,531,708	10,185,320	10,543,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders' Equity

For the Three and Nine Months Ended May 31, 2022 and 2021

(Unaudited)

		Common stock
	Note	Shares	Amount	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficiency)
Balance, February 28, 2021		10,409,361	$10,409	$9,347,311	$(5,949,832)	$(283,333)	$3,124,555
Total comprehensive income		-	-	-	69,594	149,774	219,368
Stock-based compensation		-	-	13,134	-	-	13,134
Common shares retired		(114,400)	(114)	(173,564)	-	-	(173,678)
Balance, May 31, 2021		10,294,961	$10,295	$9,186,881	$(5,880,238)	$(133,559)	$3,183,379

Balance, February 28, 2022		10,122,261	$10,122	$9,064,465	$(5,825,548)	$(297,940)	$2,951,099
Total comprehensive income (loss)		-	-	-	(3,242)	28,168	24,926
Stock-based compensation	6(b)	-	-	75,163	-	-	75,163
Stock options repurchased and retired		-	-	(2,499)	-	-	(2,499)
Balance, May 31, 2022		10,122,261	$10,122	$9,137,129	$(5,828,790)	$(269,772)	$3,048,689

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficiency)
Balance, August 31, 2020		10,450,646	$10,451	$9,366,290	$(6,171,068)	$(345,456)	$2,860,217
Total comprehensive income		-	-	-	290,830	211,897	502,727
Stock-based compensation		-	-	39,117	-	-	39,117
Common shares retired		(155,685)	(156)	(218,526)	-	-	(218,682)
Balance, May 31, 2021		10,294,961	$10,295	$9,186,881	$(5,880,238)	$(133,559)	$3,183,379

Balance, August 31, 2021		10,265,361	$10,266	$9,157,804	$(5,788,539)	$(261,133)	$3,118,398
Total comprehensive loss		-	-	-	(40,251)	(8,639)	(48,890)
Stock-based compensation	6(b)	-	-	169,857	-	-	169,857
Stock options repurchased and retired		-	-	(11,275)	-	-	(11,275)
Common shares retired	6(a)	(143,100)	(144)	(179,257)	-	-	(179,401)
Balance, May 31, 2022		10,122,261	$10,122	$9,137,129	$(5,828,790)	$(269,772)	$3,048,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Nine Months Ended May 31,
	Notes	2022	2021

Operating Activities
Net income (loss)		$(40,251)	$290,830
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4	90,059	77,388
Stock-based compensation	6(b)	169,857	39,117
Allowance for doubtful accounts		18,772	(4,459)
Gain on disposal of assets	4,5	(11,018)	-
Unrealized foreign exchange loss		29,607	18,465
Changes in non-cash working capital:
Accounts receivable		(457,136)	44,048
Other receivables		29,680	(18,001)
Prepaid expenses and deposits		38,382	12,920
Accounts payable		(59,699)	26,646
Accrued liabilities		(33,315)	(35,591)
Deferred revenue		17,045	(2,873)
Operating lease liability		(9,498)	(10,952)
Net cash provided by (used in) operating activities		(217,515)	437,538

Investing Activities
Sale of short-term investments, net		-	800,624
Development of software		(88,099)	(63,554)
Purchase of property, equipment, and intangibles	4	(294,916)	(34,658)
Net cash provided by (used in) investing activities		(383,015)	702,412

Financing Activities
Repurchase of common stock for retirement	6(a)	(179,401)	(218,682)
Repurchase of stock options for retirement		(11,275)	-
Net cash used in financing activities		(190,676)	(218,682)

Effect of foreign exchange rate changes on cash		(8,002)	171,967

Net increase (decrease) in cash and cash equivalents		(799,208)	1,093,235
Cash and cash equivalents, beginning of period		2,752,662	1,841,340
Cash and cash equivalents, end of period		$1,953,454	$2,934,575

Supplementary disclosure:
Interest paid		$-	$-
Income taxes paid		$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

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

The Company's stock is listed for trading under the symbol "DSNY" on the OTCQB U.S. in the United States, under the symbol "DSY" on the TSX Venture Exchange (the "TSX") and under the symbol "DME" on the Berlin, Frankfurt, Xetra and Stuttgart exchanges in Germany.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries: Destiny Software Productions, Inc. ("DSNY"), MPE Distributions, Inc. ("MPE"), Tonality, Inc. ("Tonality"), and Sonox Digital Inc. ("Sonox"). All intercompany transactions have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K filed with the SEC on November 23, 2021 (the "2021 Form 10-K"). The balance sheet as of August 31, 2021 was derived from audited consolidated financial statements included in the 2021 Form 10-K but does not include all disclosures required by U.S. GAAP for complete financial statements. The Company's significant accounting policies are described in Note 2 to those consolidated financial statements.

Interim results may not be indicative of the results that may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. The unaudited condensed consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of results of operations, financial condition, cash flows and stockholders' equity for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to the recoverability of long-term assets including intangible assets, amortization expense, and valuation of stock-based compensation.

3. CASH AND CASH EQUIVALENTS

The Company's cash include cash in readily available checking accounts. The Company's cash equivalents consist of one-year Guaranteed Investment Certificates ("GIC") with a major Canadian financial institution that earn interest at variable interest rates ranging from 0.10% - 2.36% and had reached their maturity.

4. PROPERTY AND EQUIPMENT

	May 31, 2022
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$141,159	$(125,014)	$16,145
Computer hardware	328,621	(262,534)	66,087
Computer software	687,042	(409,784)	277,258
Leasehold improvements	-	-	-
Total property and equipment	$1,156,822	$(797,332)	$359,490

	August 31, 2021
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$133,049	$(114,740)	$18,309
Computer hardware	293,930	(231,180)	62,750
Computer software	377,777	(333,751)	44,026
Leasehold improvements	157,934	(139,532)	18,402
Total property and equipment	$962,690	$(819,203)	$143,487

	May 31, 2022
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$239,302	$-	$239,302
Patents, trademarks, and lists	478,696	(463,509)	15,187
Total intangible assets	$717,998	$(463,509)	$254,489

	August 31, 2021
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$167,069	$-	$167,069
Patents, trademarks, and lists	441,178	(420,625)	20,553
Total intangible assets	$608,247	$(420,625)	$187,622

Depreciation and amortization for the three and nine months ended May 31, 2022 was $36,313 and $90,059, respectively (three and nine months ended May 31, 2021 - $26,673 and $77,388, respectively).

On January 31, 2022, the Company terminated the lease for the office space (Note 5). Accordingly, leasehold fixtures and fittings were disposed of and a loss of $9,035 was recognized in the statement of comprehensive income (loss) for the nine months ended May 31, 2022.

5. RIGHT-OF-USE ASSET AND LEASE LIABILITY

In 2017, the Company entered into a lease agreement commencing July 1, 2017 and expiring June 30, 2022 consisting of approximately 6,600 square feet of office space. The Company terminated the lease agreement on January 31, 2022.

On adoption of ASC 842, Lease Accounting, the Company recognized right-of-use assets and a corresponding increase in lease liabilities, in the amount of $671,911 which represented the present value of future lease payments using a discount rate of 8% per year. Property tax and insurance payments paid to the lessor were included in the calculation of future lease payments.

Right-of-Use Assets
Balance, August 31, 2020	$403,961
Depreciation	(224,154)
Foreign currency translation adjustment	10,446
Balance, August 31, 2021	$190,253
Depreciation	(95,010)
Termination	(94,210)
Foreign currency translation adjustment	(1,033)
Balance, May 31, 2022	$-

Operating Lease Liabilities
Balance, August 31, 2020	$457,324
Lease interest expense	28,714
Payments	(270,898)
Foreign currency translation adjustment	11,838
Balance, August 31, 2021	$226,978
Lease interest expense	6,036
Payments	(117,548)
Termination	(114,263)
Foreign currency translation adjustment	(1,203)
Balance, May 31, 2022	$-

During the three and nine months ended May 31, 2022 the Company recorded depreciation expense of $37,726 and $95,010 respectively (May 31, 2021 - $56,376 and $167,468, respectively) which has been allocated between general and administrative, sales and marketing, and product development expenses on the consolidated statement of comprehensive income (loss). The total rent commitment, net of the leasehold improvement allowance, was amortized to rent expense on a straight-line basis over the term of the lease. On January 31, 2022, upon exit of the lease a gain of $20,053 was recognized in the statement of comprehensive income (loss).

As of May 31, 2022, the Company has no outstanding commitments related to the operating lease payments.

6. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

On January 15, 2021, the Company commenced a Normal Course Issuer Bid ("NCIB"), pursuant to which the Company may purchase up to a maximum of 522,532 common shares, through the TSX Venture Exchange at the market price at the time of purchase, subject to daily limits and compliance with the applicable rules of the TSX and Canadian securities laws.

During the nine months ended May 31, 2022 that Company did not issue any common stock (May 31, 2021 - Nil). During the nine months ended May 31, 2022, the Company repurchased and cancelled 143,100 common shares for $179,401 (August 31, 2021 - 185,285 common shares for $260,405).

6. STOCKHOLDERS' EQUITY (cont'd)

[b] Stock option plans

Pursuant to the Company's 2015 Stock Option Plan (the "2015 Plan"), 530,000 shares of common stock have been reserved for issuance. A total of 41,250 common shares remain eligible for issuance under the 2015 Plan. On February 18, 2022 the Company received shareholder approval for the 2022 Stock Option Plan (the "2022 Plan") (together with the 2015 Plan, the "Plans"), whereby 1,000,000 common shares are reserved for issuance. As at May 31, 2022, 507,833 common shares remain eligible for issuance under the 2022 Plan.

The options generally vest over a range of periods from the date of grant, some are immediate, and others vest over 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the underlying common shares are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of stock option activity under the Plans as of May 31, 2022, and changes during the period were the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at August 31, 2020	400,000	$1.35	3.24	$-
Granted	10,000	$1.00	4.16	$-
Outstanding at August 31, 2021	410,000	$1.34	2.26	$-
Granted	561,000	$1.50	5.00	$-
Forfeited	(90,083)	$1.38	4.09	$-
Exercised	(30,000)	$1.00	2.07	$-
Outstanding at May 31, 2022	850,917	$1.45	3.15	$-
Exercisable at May 31, 2022	471,667	$1.42	2.11	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the options that were in-the-money as of May 31, 2022.

The following table summarizes information regarding the non-vested options outstanding as of May 31, 2022 and changes during the period:

	Number of Options	Weighted Average Exercise Price
Non-vested options at August 31, 2020	203,750	$0.48
Granted	10,000	$0.34
Vested	(115,000)	$0.47
Non-vested options at August 31, 2021	98,750	$0.48
Granted	561,000	$1.50
Forfeited	(90,083)	$1.38
Vested	(190,417)	$1.43
Non-vested options at May 31, 2022	379,250	$1.50

As of May 31, 2022, there was $359,312 of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.5 years.

6. STOCKHOLDERS' EQUITY (cont'd)

[b] Stock option plans (cont'd)

During the nine months ended May 31, 2022, the total stock-based compensation expense is reported in the statement of comprehensive income (loss) as follows:

	Nine Months Ended May 31,
Stock-based compensation	2022	2021
General and administrative	$82,324	$13,594
Sales and marketing	39,029	14,502
Product development	48,504	11,021
Total stock-based compensation	$169,857	$39,117

[c] Employee Stock Purchase Plan

The Company's 2011 Employee Stock Purchase Plan (the "ESPP") became effective on February 22, 2011. Under the ESPP, employees of the Company can contribute up to 5% of their annual salary into a pool which is matched equally by the Company in order to purchase the Company's common shares under certain terms. Directors can contribute a maximum of $12,500 each for a combined maximum annual purchase of $25,000. The maximum annual combined contributions will be $400,000. All purchases are made through the Toronto Stock Exchange by a third-party plan agent. The third-party plan agent is also responsible for the administration of the ESPP on behalf of the Company and the participants.

During the nine months period ended May 31, 2022, the Company recognized compensation expense of $95,956 (May 31, 2021 - $71,938) in salaries and wages on the consolidated statement of comprehensive income (loss) in respect of the ESPP, representing the Company's employee matching of cash contributions to the ESPP. The shares were purchased on the open market at an average price of $1.25 (May 31, 2021 - $0.99). The shares are held in trust by the Company for a period of one year from the date of purchase.

[d] Earnings Per Share

Net income (loss) per common share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per common share (diluted) is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued be calculated using the treasury stock method. Under the treasury stock method, all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period, but only if dilutive. For the three and nine months ended May 31, 2022 the outstanding options, in the amount of 850,917, were anti-dilutive and have been excluded from the calculation of diluted income (loss) per share.

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

7. CONTINGENCIES (cont'd)

Risk and Uncertainties

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

8. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers earned during the three and nine months ended May 31, 2022 and 2021, by product and location of customer, was as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Play MPE®
North America	$498,465	$504,319	$1,460,020	$1,416,953
Europe	461,703	497,225	1,414,265	1,489,578
Australasia	31,781	79,275	133,476	218,035
Africa	6,563	1,626	19,642	6,092
Total Play MPE®	998,512	1,082,445	3,027,403	3,130,658

Clipstream®
North America	770	1,542	2,450	8,005
Total	$999,282	$1,083,987	$3,029,853	$3,138,663

Revenue in the above table is based on location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the nine months ended May 31, 2022, the Company generated 41% of total revenue from one customer (May 31, 2021 - 42%).

It is in management's opinion that the Company is not exposed to significant credit risk.

As at May 31, 2022, one customer represented $570,964 (or 73%) of the trade receivables balance (August 31, 2021, one customer represented $142,758 (or 36%)).

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

OVERVIEW AND CORPORATE BACKGROUND

Destiny Media Technologies Inc. was incorporated in August 1998 under the laws of the State of Colorado and the corporate jurisdiction was changed to Nevada effective October 8, 2014. We carry out our business operations through our wholly owned subsidiaries: Destiny Software Productions Inc., a British Columbia company that was incorporated in 1992, MPE Distribution, Inc., a Nevada company that was incorporated in 2007, Tonality, Inc., a Nevada company that was incorporated in 2021, and Sonox Digital Inc., incorporated under the Canada Business Corporations Act in 2012. The "Company", "Destiny Media", "Destiny", "we" or "us" refers to the consolidated activities of all five companies.

Our principal executive office is located at 428 - 1575 West Georgia Street Vancouver, British Columbia, V6G 2V3, Canada. Our telephone number is (604) 609-7736 and our facsimile number is (604) 609-0611.

Our common stock trades on TSX Venture Exchange in Canada under the symbol "DSY", on the OTCQB U.S. ("OTCQB") under the symbol "DSNY", and on various German exchanges (Frankfurt, Berlin, Stuttgart and Xetra) under the symbol "DME".

Our corporate website is located at http://www.dsny.com.

OUR PRODUCTS AND SERVICES

Destiny develops and markets software as a service (SaaS) solution that solves critical digital distribution and promotion problems for businesses in the music industry.  The core of our business is Play MPE®. Play MPE® is a service for promoting and securely distributing broadcast quality audio, video, images, promotional information and other digital content through the internet. The system is currently used by the recording industry for transferring pre-release broadcast quality music, radio shows, and music videos to trusted recipients such as radio stations, media reviewers, VIP's, DJ's, film and TV personnel, sports stadiums and retailers. Music is protected by Play MPE®'s patented proprietary watermarking system which provides watermarks unique to each recipient.

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

Customers range from small independent artists to the world's largest record labels (the "Major Record Labels"), such as Universal Music Group ("Universal"), Warner Music Group ("Warner") and Sony Music Entertainment ("Sony").  Customers choose Play MPE® for its powerful set of tools, ease of use and its effectiveness in achieving the record label's promotional objectives. Recipients enjoy easy access to desirable music in high quality audio files.

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

Within Play MPE®'s contacts management platform, the Company's operations team offers for sale carefully curated and actively maintained recipient lists with more than 14,000 music curators around the world.  These lists include complete lists in 12 countries and lists under construction in an additional 38. These selectable lists eliminate the need for our clients to maintain current recipient contact information.  These lists offer significant value to all customers and are critical for smaller independent labels and artists who do not have the resources to maintain current contacts.  Without these curators lists, many sales would not be possible.  As active lists in new territories are completed, Play MPE® will grow revenue.

In addition to the contacts management functionality, the Play MPE® product and engineering staff are developing new technical processes to facilitate list development and maintenance. With these technical solutions, it is expected that Play MPE® will expand saleable lists and thereby increase revenue.

Play MPE® Player

Music curators enjoy free access to review and download content through an easy-to-use web-based player or mobile player apps (iOS and Android). Web-players are currently available in 15 different languages: English, Spanish, Swedish, Finnish, Italian, Dutch, Portuguese, French, Japanese, German, Norwegian, Latvian, Lithuanian, Estonian, and Danish.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2022 AND 2021

Revenue

Total revenue for the nine months ended May 31, 2022 decreased by approximately 3.5% to $3,029,853 compared to the revenue of $3,138,663 for the nine months ended May 31, 2021; however, adjusted for impacts of foreign currency translation Play MPE® revenue increased 0.3% period over period. The negative impact of the foreign currency translation can be attributed to the decline in the value of the Euro and the Australian dollar relative to the US dollar period over period. Play MPE® revenue earned in North America and Africa during the nine months ended May 31, 2022, has grown period over period. Notwithstanding the negative impact of foreign currency translation, Play MPE® revenue earned in the European segment has also grown period over period.

Foreign currency fluctuations impacted the most recent quarter more strongly.  Total revenue for the three months ended May 31, 2022 showed a nominal decrease of 2.3% after adjusting for foreign exchange but decreased by 7.8% over the comparable quarter in fiscal 2021 to $999,282 (May 31, 2021 - $1,083,987) with no adjustment for foreign currency changes.

Gross Margin

Gross margin for the nine months ended May 31, 2022 was 84.2% of revenue, which represents a decrease of 6.9% from the nine months ended May 31, 2021.  The Company's cost of revenue consists of data hosting and processing charges, third party transaction related costs, and engineering, technical and customer support costs.  These costs are driven by the size and volume of customer transactions processed, as well as the relative proportion of 'full service' versus 'self-service' revenue.  Our self-service sales are derived from customers who have been provided with a customer account to access our encoder to independently upload and publish releases. Our full-service revenue is derived from customers who are fully serviced by our internal staff, who prepare and publish releases on their behalf.  During the period ended May 31, 2022, our gross margin decreased over the comparative period predominately due to increase in costs associated with the hosting services and increased staffing in technical and customer support departments.

Operating Expenses

Our technologies and products are developed and maintained in-house, the majority of our expenditures are contributed towards salaries, wages and benefits. Our operations are primarily conducted in Canada and therefore, our costs are primarily incurred in Canadian dollars while our revenues are primarily denominated in Euros and US dollars. Thus, operating expenses and the results of operations are impacted, to the extent they are not hedged, by the rise and fall of the relative values of the Canadian dollar to these currencies. The Company maintains a large portion of its financial reserves in Canadian dollars to mitigate the downside risk of adverse exchange rates on its operating expenditures.

Operating costs during the nine months ended May 31, 2022 increased by 1.4% to $2,607,336 (May 31, 2021 - $2,570,979).  The increase in costs was primarily the result of increased staffing and higher non-cash stock-based compensation recorded in the period due to share-based awards granted during the nine months ended May 31, 2022.  This additional staffing was brought on board to support expanded development of the Play MPE® platform and additional operational staff to support expanded technical support and distribution list development. The additional staff  is focused on items designed to accelerate revenue growth of Play MPE® and expand the addressable market.  The increase in costs were slightly offset by a decrease in value of the Canadian dollar relative to the US dollar.

	Nine Months Ended May 31,
General and administrative expenses	2022	2021	$ Change	% Change
Wages and benefits	$423,266	$209,442	213,824	102.1%
Professional fees	98,290	169,291	(71,001)	-41.9%
Office and miscellaneous	83,674	55,550	28,124	50.6%
Shareholder relations	52,940	47,640	5,300	11.1%
Rent	39,187	15,391	23,796	154.6%
Foreign exchange loss	34,779	21,838	12,941	59.3%
Telecommunications	26,109	2,045	24,064	1176.7%
Bad debt	18,772	(4,444)	23,216	-522.4%
Other	23,156	10,069	13,087	130.0%
Total general and administrative expenses	$800,173	$526,822	273,351	51.9%

Our general and administrative expenses consist of salaries and related personnel costs including overhead, office rent, professional fees, shareholder relations, and general office expenses. The increase in salaries and wages can be explained by increased non-cash stock-based compensation due to the number of share-based awards granted during the nine months ended May 31, 2022 and one-time staff recruitment fees. The significant decrease in professional fees was due to the timing of litigation proceedings in the comparative period ended May 31, 2021.

	Nine Months Ended May 31,
Sales and marketing expenses	2022	2021	$ Change	% Change
Wages and benefits	$644,358	$863,595	(219,237)	-25.4%
Advertising and marketing	89,338	36,498	52,840	144.8%
Rent	36,064	91,016	(54,952)	-60.4%
Telecommunications	2,403	13,730	(11,327)	-82.5%
Total sales and marketing expenses	$772,163	$1,004,839	(232,676)	-23.2%

Sales and marketing expenses consist of salaries and related personnel costs including overhead, office rent, and telecommunications costs.  Sales and marketing expenses also include advertising and marketing expenditures, which consist of promotional materials, online or print advertising, business development tools, and marketing or business development related travel costs, including attendance at conference or trade shows, and record label and client visits. The decrease in wages and benefits and rent relates to restructuring changes to the team incurred in the comparative period ended May 31, 2021. The increase in advertising and marketing expenses is related to increased sponsorship, advertising, and attendance at industry events in the first three quarters of the fiscal year.

	Nine Months Ended May 31,
Product development expenses	2022	2021	$ Change	% Change
Wages and benefits	$775,142	$786,786	(11,644)	-1.5%
Software services	54,829	53,732	1,097	2.0%
Rent	73,159	69,016	4,143	6.0%
Telecommunications	41,813	52,396	(10,583)	-20.2%
Product development expenses	$944,943	$961,930	(16,987)	-1.8%

Product development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment.  During the period ended May 31, 2022, the Company increased development staffing to accelerate new additions to the product roadmap designed to increase the addressable market and facilitate faster market acquisition. The decrease in wages and benefits reflects the capitalization of a portion of these costs.  During the nine months ended May 31, 2022, $331,601 in wages and benefits paid to product development staff were capitalized to software under development intangible assets and $259,801 of the capitalized wages and benefits was subsequently reclassified to computer software fixed assets as the products were completed.

Depreciation and Amortization

Depreciation and amortization expense increased to $90,059 for the nine months ended May 31, 2022 from $77,388 for the nine months ended May 31, 2021, an increase of 16.4% due to depreciation of additionally capitalized software development costs associated with Play MPE® recipient player applications during the period.

Other Income

Interest income earned on the Company's Guaranteed Investment Certificates was $4,693 for the nine months ended May 31, 2022 (May 31, 2021 - $3,162).

Net Income (Loss)

During the three and nine months ended May 31, 2022 we had net loss of $3,242 and $40,251, respectively (May 31, 2021 - net income of $69,594 and $290,830, respectively).

For the three months ended May 31, 2022, adjusted EBITDA was $106,548 (May 2021 - $108,577).  Adjusted EBITDA is not defined under U.S. GAAP and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of our profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense.

We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by the Company. Adjusted EBITDA has limitations as a profitability measure in that it does not include provisions for income taxes, the effect of our expenditures on capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income (loss) from operations to Adjusted EBITDA over the eight most recently completed fiscal quarters:

	Q3 2022	Q2 2022	Q1 2022	Q4 2021	Q3 2021	Q2 2021	Q1 2021	Q4 2020
Net Income (Loss)	$(3,242)	$(202,610)	$165,601	$91,699	$69,594	$(29,466)	$250,702	$158,187
Stock-based compensation	75,163	68,789	25,905	12,620	13,133	26,400	12,848	17,936
Depreciation, amortization, and deferred leasehold inducements	36,313	26,574	27,172	27,969	26,673	13,133	24,315	34,641
Interest income	(1,686)	(1,964)	(1,043)	(869)	(823)	(875)	(1,464)	(4,672)
Adjusted EBITDA	$106,548	$(109,211)	$217,635	$131,419	$108,577	$9,192	$286,401	$206,092

LIQUIDITY AND FINANCIAL CONDITION

As at May 31, 2022, we held $1,953,454 (August 31, 2021 - $2,752,662) in cash and cash equivalents.  Our cash equivalents consisted of one-year Guaranteed Investment Certificates held through a major Canadian financial institution and had reached their maturity.

At May 31, 2022, we had working capital of $2,434,710 compared to $2,561,480 as at August 31, 2021.  During the nine months period ended May 31, 2022, the Company completed NCIB purchases totaling $179,401 (May 31, 2021 - $ 218,682).

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Nine Months Ended May 31,
Net cash and cash equivalents provided by (used in)	2022	2021	$ Change	% Change
Operating activities	$(217,515)	$437,538	(655,053)	-149.7%
Investing activities	(383,015)	702,412	(1,085,427)	-154.5%
Financing activities	(190,676)	(218,682)	28,006	-12.8%
Effect of foreign exchange rate changes on cash	(8,002)	171,967	(179,969)	-104.7%
Net increase (decrease) in cash and cash equivalents	$(799,208)	$1,093,235	(1,892,443)	-173.1%

Net cash used in operating activities during the nine months period ended May 31, 2022 was $217,515 (May 31, 2021 - cash provided was $437,538). The primary reason for the decrease in cash flows from operating activities is related to the timing of receipts from our customers.

Net cash used in investing activities for the nine months ended May 31, 2022 was $383,015, compared to cash provided by investing activities of $702,412 for the nine months period ended May 31, 2021. During the nine months period ended May 31, 2021, $800,624 was received on the maturity of our GICs. During the nine months ended May 31, 2022, the contributions made towards investing activities was cash spent on new capital assets and internally developed software.

Net cash used in financing activities during the nine months period ended May 31, 2022 was $190,676 (May 31, 2021 - $218,682), related to cash used to repurchase and retire 143,100 shares of common stock (May 31, 2021 - 114,400 shares of common stock) of the Company under the NCIB and to repurchase stock options.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGEMENTS AND ESTIMATES

Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a description of our critical accounting policies, see the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" and "Financial Statements and Supplementary Data - Note 2, Summary of Significant Accounting Policies" contained in our 2021 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended May 31, 2022.

OFF-BALANCE SHEET ARRANGEMENTS

As of May 31, 2022, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our revenues are generated primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the three and nine months ended May 31, 2022, as a result of fluctuations in the Euro, British Pound, and the Australian, Canadian, and US dollars, the Company recognized an unfavourable impact on reported revenues and a favorable impact on reported operating expenditures, for an overall marginal negative impact on reported net income.

ITEM 4. CONTROLS AND PROCEDURES

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company's Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2022, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes that would impact our internal controls for the period from September 1, 2021 to May 31, 2022.

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
Frederick Vandenberg
Chief Executive Officer, President
(Principal Executive Officer)
Date: July 12, 2022

By:	/s/ Olya Massalitina
Olya Massalitina
Chief Financial Officer, Treasurer
(Principal Financing and Accounting Officer)
Date: July 12, 2022