Form 10-K
period 2022-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2022-11-14
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 For the Fiscal Year ended August 31, 2022

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 For the transition period from _________ to __________

Commission File Number:     0-28259

DESTINY MEDIA TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

NEVADA	84-1516745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

428 - 1575 West Georgia Street
Vancouver, British Columbia, Canada	V6G 2V3
(Address of principal executive offices)	(Zip Code)

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

[  ]Yes  [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] Yes  [X] No

On February 28, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8,951,060, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $1.09. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 10% or more of its common stock are deemed to be affiliates of the registrant.

The number of shares outstanding of the registrant's common stock, par value $0.001, as of November 14, 2022 was 10,122,261.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DESTINY MEDIA TECHNOLOGIES, INC.
TABLE OF CONTENTS
FORM 10-K
For the Year Ended August 31, 2022

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as "may," "can," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential" and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

  our goals and strategies;
  our future business development, financial condition and results of operations;
  expected changes in our revenue, costs or expenditures;
  growth of and competition trends in our industry;
  our expectations regarding demand for, and market acceptance of, our products;
  our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;
  fluctuations in general economic and business conditions in the markets in which we operate; and
  relevant government policies and regulations relating to our industry.

These forward-looking statements reflect our management's beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Annual Report on Form 10-K and are subject to risks and uncertainties. We discuss many of these risks in greater detail under "Risk Factors." Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

You should read this Annual Report on Form 10-K and the documents that we reference and have filed as exhibits to the Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

In this report, "we," "us," "our," "our company", "Destiny" and similar references refer to Destiny Media Technologies, Inc., a Nevada corporation, and its wholly-owned subsidiaries: Destiny Software Productions, Inc. ("DSNY"), MPE Distributions, Inc. ("MPE"), Tonality, Inc. ("Tonality"), and Sonox Digital Inc. ("Sonox"), and (ii) the term "common stock" refers to the common stock, par value $0.001 per share, of Destiny Media Technologies, Inc., a Nevada corporation. The financial information included herein is presented in United States dollars unless otherwise indicated.

ITEM 1.  BUSINESS.

OVERVIEW AND CORPORATE BACKGROUND

Destiny Media Technologies Inc. was incorporated in August 1998 under the laws of the State of Colorado and the corporate jurisdiction was changed to Nevada effective October 8, 2014. We carry out our business operations through our wholly owned subsidiaries: Destiny Software Productions Inc., a British Columbia company incorporated in 1992, MPE Distribution, Inc., a Nevada company that was incorporated in 2007, Tonality Inc., a Nevada company that was incorporated in 2021, and Sonox Digital Inc. incorporated under the Canada Business Corporations Act in 2012.

Our principal executive office is located at Suite 428, 1575 West Georgia Street, Vancouver, British Columbia V6G 2V3. Our telephone number is (604) 609-7736 and our facsimile number is (604) 609-0611.

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

Play MPE®

Currently, the Company's core business is the Play MPE® online platform. Play MPE® distributes promotional content (broadcast quality audio, video, images, promotional information and other digital content) from music labels and artists to broadcasting professionals, music curators and music reviewers to discover, download, broadcast and review the content. Curators include radio programmers, digital streaming broadcasters, media reviewers, VIP's, DJ's, film and TV personnel, sports stadiums, retailers etc. In providing the distribution, Play MPE® provides several capabilities developed and designed to address the unique needs of music promoters. Play MPE® was first to market, and is the largest provider of this service and provides the most feature rich platform in the world.

Record labels and artists are Play MPE®'s customers. When adding music to the Play MPE® system, clients are targeting specific industry recipients who review and broadcast their music. Play MPE®'s primary value proposition in this marketing effort is a direct increase to record label and artist revenue through on-air broadcast royalties, streaming royalties and synchronization revenue (revenue when the reproduction of a song is coordinated with video advertisements, television, or film), and indirect increases in revenue through growing song and artists' popularity.

Also, Play MPE® provides numerous capabilities that dramatically reduce record label costs and provide controls necessary for certain strategic marketing plans and controls to secure record label content. In doing so, Play MPE® satisfies a broad range of stakeholders representing diverse interests at record labels. Music is protected by Play MPE®'s patented proprietary watermarking system which provides watermarks unique to each recipient.

Described more fully below, features within Play MPE® are grouped into four main categories: local distribution software, global distribution architecture, targeted recipient list curation and recipient players.

Customers range from small independent artists to the world's largest record labels (the "Major Record Labels"). The Major Record Labels are Universal Music Group ("Universal"), Warner Music Group ("Warner") and Sony Music Entertainment ("Sony"). These record labels directly own numerous sub-labels that include; Capitol Music Group, Def Jam Recordings, Interscope Records, Island Records, Republic Records, Polydor, Deutsche Grammophon, Motown, Verve Label Group, Virgin Music Label and Artists Services, EMI, RCA Records, Epic Records, Columbia Records, Arista Records, Legacy Recordings, Provident Entertainment, Warner Records, Warner Bros, Atlantic Records Group, 300 Elektra Entertainment, to name only a few. Play MPE® welcomes all of these labels into its customer base.

Customers choose Play MPE® for its powerful set of tools, ease of use and its effectiveness in achieving the record label's promotional objectives.

Play MPE® CASTER (local distribution software)

Play MPE®'s Caster software includes local distribution functions that provide capabilities for a client to create and schedule release announcements and select its targeted audience. Play MPE® is designed uniquely to suit music marketing plans and significant components include:

  Release Creator includes drag and drop functionality to quickly embed images, social media links, add promotional files etc. to quickly create effective announcements.
  Release Scheduling allows numerous scheduling functions for initial announcements, repeated announcements, changes in DRM (a recipient's ability to download or only stream the content) etc.. These schedules can be uniquely edited by recipient or recipient list. Several features here are also available to facilitate release scheduling at scale.
  Templates facilitate consistent label branding and presentation while reducing release preparation time. Each release announcement can be saved as a template and reused or edited for future announcements. Clients can design and save unlimited templates to provide unique design and branding for artists or record labels.
  Contacts Management provides features that allow record labels to upload and manage their own targeted audience. There are many features within this platform that provide efficiencies in destination management for all customers of Play MPE®. However, this section of the platform provides numerous functions that are critical for efficient contacts management at scale and is described in Caster's global distribution functionality. Within Contacts Management, users can easily select curated lists of engaged recipients provided by Play MPE® (see description below) or by selecting their managed recipient lists.
  Reporting of release results shows recipient interactions including downloads, streams, clicks and opens.

Intuitive designs and functionality across all areas of this portion of the platform simplify the distribution process, reduce customer time required to distribute, and facilitate the inclusion of information to improve engagement which ultimately increases record label and artist revenue.

Caster is currently available in English, Spanish, German, Japanese and French.

When competing with an established service within a local market, it is these features balanced against changing consumer behaviors that determine Play MPE®'s ability to increase and acquire market share. Competing services offer the basic distribution requirements inherent in the service but do so while missing many features that provide efficient delivery, engaged recipients and accurate and complete distribution lists.

Caster consistently receives high reviews on the platform's ease of use and capabilities and on its ultimate effectiveness. Public reviews can be found at https://www.plaympe.com/testimonials/

Play MPE® CASTER (global architecture)

Play MPE®'s global distribution architecture was developed in close collaboration with Universal to address the needs of its global approach to release distribution. This architecture provides functionality required for Universal to conduct their unique approach to music distribution and provides numerous significant competitive advantages for Universal. These features improve marketing coordination and revenue generation while reducing overall label costs.

Significant components include:

  Staff role management: Customers can grant varying capabilities or permissions for different staff positions. For example, one staff member can create a release while another can approve the release of this content. In a larger organization, this control ensures accurate and professional distributions are conducted, but allows for segregation of duties to maximize efficiency.
  Label management: With label management, administrative staff can determine which users have access to which labels and which content. Each label has a unique account environment allowing for its own unique setup, list curation, favorites, staff roles, templates etc.
  Global release sharing (replication): With global release sharing, distribution centers can share a release to a territory. That territory then can reuse the release while localizing it to suit the particular needs of that jurisdiction (editing language, artist information, local concert dates, local contacts etc). This eliminates duplication of upload and data entry while reducing errors. In the context of global distribution, across multiple territories, multiple labels, and thousands of unique releases, savings of staff time is significant. Metadata completeness and accuracy are also increased. When complete metadata is conveyed, recipient engagement is higher. Higher recipient engagement, increases record label revenue. Within the included metadata are ISRC codes which are unique codes used to remit track royalties. When ISRC codes are communicated, royalty remittances are complete and timely. These aspects provide significant competitive advantages to Universal.
  Release embargos: When marketing and promotion departments create global campaigns for highly anticipated music releases, staff restrict access to this content until the public release time. Here, record labels can permit early access to the relevant content so local offices can edit, localize and schedule releases but controls are added to restrict certain permissions and prevent premature release. Universal enjoys competitive advantages with these capabilities derived through cost savings and improved marketing campaigns. Absent these functions, global release coordination is more costly and less coordinated.

  Archive integration: With archive integration, Play MPE® automatically captures music, art, and associated metadata vastly reducing errors in release creation and data entry. This further expands the competitive advantages enjoyed in global release sharing.
  Release management: There are numerous capabilities within release management that are necessary for efficient global release management. Content owners can change DRM and quickly remove content globally if necessary etc.
  Asset management: Assets include music tracks, album art, metadata etc. Within the assets management portion, several features allow assets to be used, recomposed, combined, recombined etc. Features here allow efficient and quick delivery of new releases.
  Release scheduling: While release scheduling is available for local distribution, many additional features are designed to facilitate actions that reduce staff time in a global environment.
  Contacts management: Critically important to all promotions is the distribution of content to an interested and engaged audience. As introduced in the local distribution discussion, Caster provides a contacts management system with numerous features that facilitate efficient updates and maintenance actions that are critically important where users maintain a large recipient database, across multiple users, and multiple recipient lists. Absent these features, list maintenance becomes overly cumbersome, inefficient and ultimately inaccurate.

Collectively, functions in global release management provide numerous competitive advantages that reduce overall costs, and improve marketing collaboration while increasing record label revenue and cash flow. We are unaware of any other service that provides these global distribution functions.

Play MPE® CASTER (targeted list management services)

Recipient lists are bundles of active and engaged recipients with an interest in specific music types. Lists are sold as a fixed price per list (or list bundle). As recipient lists are adjusted in real time, changes in gross recipient numbers or active recipients does not directly or immediately impact revenue.

Fundamental to our customers' success in music marketing is reaching music curators capable of, and actively engaged in, remarketing the promoted content to a wider consumer audience. To limit unwanted access to new music and to increase recipient engagement, targeted and limited distribution is a vital component in music promotion. Thus, Play MPE® is a permissions-only access system and only recipients designated or targeted to receive content obtain access to that content. Current and correct identification of engaged recipients is therefore critical to our customers' success. While targeted distribution limits access to new content, this aspect also improves recipient side engagement by eliminating unwanted content.

Play MPE® actively manages curated and targeted distribution lists. List creation and list maintenance involve several proprietary processes that are designed to create complete, active, accurate, and targeted lists to facilitate efficient marketing campaigns. Play MPE® provides more than 300 unique targeted lists comprising of more than 17,000 unique and active recipients over 30 countries. To facilitate targeted music marketing campaigns, these lists are grouped by territory (typically by country), by genre of music, and by recipient type (see recipient player discussion). Relying on proprietary technical innovations and processes, these recipient lists are updated in real time. With an annual churn averaging between 27-34%, these recipient lists would quickly become inaccurate absent Play MPE®'s active curation. Play MPE® regularly monitors activity levels and recipients through proprietary analytics. Play MPE® provides the widest and most accurate distribution channels available in the industry.

For smaller record labels and independent artists, the provision of a list of destinations is a requirement for sale as these customers do not know who to contact. For larger record labels, promotions staff can upload their own contact lists. However, proprietary processes ensure Play MPE® lists are more accurate, complete and engaged. The majority of releases distributed through Play MPE®, include a targeted distribution list, curated by Play MPE®.

Play MPE® Player

Music curators review and download content through a web-based player and mobile player apps (iOS and Android). Web players are currently available in 15 different languages: English, Spanish, Swedish, Finnish, Italian, Dutch, Portuguese, French, Japanese, German, Norwegian, Latvian, Lithuanian, Estonian, and Danish.

Recipients on the Play MPE® platform have a wide variety of personas and include programming directors for internet streaming, satellite or terrestrial radio, retail store curators, sports stadium DJs, clubs, events, music reviews in newspapers or magazines, on-air personalities, music supervisors who program TV, movies, commercials or video games, or "A&R" representatives at larger record labels. Each recipient within the Play MPE® platform has a unique library of music catered to, and appropriate for, that recipient.

Recipients enjoy many features that make it easy to access, collaborate, review, and search for content. Play MPE®'s mobile apps offer off-line listening capabilities, the ability to utilize Google Chromecast and Apple Airplay streaming capabilities, creation of playlists, sorting, flagging and archiving features, and easier access to release metadata. Recipient side satisfaction directly increases activity which directly improves the effectiveness of promotional efforts of record label customers.

Products under development

Destiny is currently developing additional functionality and complimentary services that are expected to expand the Company's addressable market, or act as catalysts to the Company's sales activities for Play MPE®. These are described more fully in business development.

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

BUSINESS DEVELOPMENT

Play MPE®

The Company's immediate term objective is to expand its global market share of the promotional distribution of music by expanding the use of the Play MPE® platform in new market segments and well-established markets. Management believes that its current competitive advantages and market dynamics will lead to an increased market share for Play MPE® worldwide.

Targeted list management services

For the majority of revenue, the provision of a curated and targeted list of recipients is a fundamental component of the sale of Play MPE® services. Play MPE® lists are carefully curated, targeted and current. Where provided, Play MPE® curated lists also generate significantly greater activity than seen on lists maintained solely by our clients and provide significant value to all customers of the platform.

When developing a new territory, distribution lists are seeded with content free of charge to our eventual customers. At this stage, Play MPE® is focused on growing content and growing active recipient engagement. When sufficient active users are engaging within a new segment, commercial use of the relevant list begins. Initial charges can take the form of pilot agreements with nominal fees to larger customers or by introductory list pricing for customers that do not yet have frequent and predictable use.

In our third quarter, we commenced introductory commercial charges for our Canadian lists with full commercial charges commencing after year-end. These lists have been under development since Play MPE®'s entry into the market. With growing use in our Latin market, we split the provision of lists into three segments: USA Latin, Mexico and Central and South America. USA Latin is now fully commercially chargeable. In May 2022, Mexico, Central, and South America lists were compiled and collectively sold as an introductory package. These lists will be packaged together until recipient activity for specific lists grows to the point of being chargeable independently.

Overall active users on Play MPE®'s curated lists grew by approximately 10.1%. This increase comes from growth in lists in fully commercial, well-established markets and lists in developing markets. In FY2022, Play MPE ®'s managed lists were selected on 73.3% of releases.

As Play MPE® provides distribution lists in several territories, the Company saw a customer driven demand for international lists by genre. During the fourth quarter, list management staff began curation of genre specific lists with cross border destinations of existing users within Play MPE®. The Company now provides international genre lists in Alternative, Dance/EDM/Rhythmic, Jazz & Classical, Country, Christian, Rock, Urban, Metal and Classic Hits.   These new lists did not become commercially available until following the year end. The Company is unaware of any competing system with this service. As this is a new product, the Company will begin the development of certain processes and product related updates to encourage adoption.

Also in the fourth quarter, the Company began developing processes to attract new recipients for inclusion to Play MPE® lists. Broadly, when music is distributed more widely, Play MPE® provides greater value and earns higher fees. Thus, where Play MPE® can provide greater distribution options, Play MPE® should be able to increase revenue. The Company is targeting accelerated commercial recipient lists package expansion to grow sales to existing customers.

With recipient activity, Play MPE® list management staff review proprietary analytics to assess list value. Play MPE® announced price increases for well-established lists that became effective immediately following the year.

Developed markets

Play MPE® has long standing and well-established use in several genres of music within the United States, and all music genres in Australia, New Zealand, Sweden, Finland, Norway, and Denmark.

In core markets, Play MPE® revenue increases as the number of songs made available to recipients receiving this content increases. Sending a song to one recipient is referred to as a "Distribution" in the Company's tracked metrics and is a key performance indicator.

Within the United States, Play MPE® has a very long history and strong user base within the Christian, Country, Non - Commercial/NPR, College, Adult Album Alternative (aka Triple A), and Americana music genres. Within these established genres Play MPE® enjoys almost exclusive use by Major Independent and Independent clients alike. Releases to these specific genres grew by 6% in FY2022

A recent strategy for the Company has been to enter into renewable, exclusive two year agreements with fixed commitments for our larger clients with reasonably predictable usage.  These agreements are designed to remove cost uncertainty for our clients, grow revenue and capture additional value for our clients.  Over the course of fiscal 2021 and 2022, these multi-year agreements include Major Labels and major independent labels including; Secretly Group, Beggars Group, Curb Records, Epitaph Records. Warner Music Nashville, Warner Records Elektra Records and Atlantic Records etc.  The focus in this area has been to build relationships and grow usage while leveraging relationships to expand into new genres and different departments at these same record labels.  Play MPE® grew revenue across Warner Music Group as a whole by nearly 50%.

Australasia has become a more fragmented market over the prior two years where the majority of revenue in Australia is captured by long standing relationships with independent record labels are artists.  This is in contrast to New Zealand where Play MPE® has a dominant market position with all three Major Labels and minimal independent artist use.  Play MPE® has developed internal analytics that demonstrate objective advantages of the Company’s recipient list curation that the Company will leverage in growth attempts with independent artists across the segment and with Major Labels in Australia.

In Northern Europe Play MPE® has an agreement with Warner Music that has driven European revenue through expanding territories and recipient activity has grown. During 2022, our active user base in Northern Europe grew 2.2%. In order to grow independent usage in these Nordic countries the Company has employed a local reseller familiar with the industry landscape.

In all of these markets, management has developed strategies for Play MPE® to increase and improve marketing efforts in order to attract and educate new customers, expand distribution opportunities to new types of recipients and to expand distributions from those within those markets to Play MPE®'s growing global distribution channels.

During 2022, Play MPE®'s marketing team continued a series of initiatives that include partnerships with music related associations and awards, sponsored social media posts, relevant blog posts designed to drive site traffic and position Play MPE ® as a thought leader, and digital and print advertising. Our marketing team began creating benchmarks to measure various campaigns.

In addition to this traditional marketing, coming out of the COVID pandemic has resulted in many annual conferences and conventions returning to a live setting. In 2022 our business development team attended the relevant events in these dominant genres to strengthen the Company's connection to our clients and engage in discussions about the evolution of radio and how Play MPE ® can continue to innovate. In addition to crucial North American events (South by Southwest, Country Radio Seminar, etc) the business development team continues to investigate opportunities abroad.

Global

During the year, Play MPE® renewed its global distribution agreement with Universal. The agreement includes a 10% increase in fees commencing midway through the second quarter. Play MPE® has been providing distribution to Universal since 2004 and has had a global distribution agreement since 2009.   Universal’s distributions have grown dramatically since 2018, increasing by 94% by the end of fiscal 2022.   This growth comes from expanded use in new territories and growing use of the online version of the platform.

Universal regularly uses Play MPE® for distribution in over 40 countries around the globe.  Universal has access to a PC application and the online Caster platform.  Caster’s local distribution tools were launched in 2018, while the global architecture platform was launched in January 2022.

As described above, Play MPE® has several global distribution features that provide competitive advantages that enhance label revenue and provide substantial efficiencies in the process.  However, while Play MPE® has Major Record Label and international independent commercial use in several territories, Play MPE® does not currently have other global agreements in place.  During fiscal 2022, the Company restructured its approach to internal analytics which has developed internal statistics that may assist in providing more objective data to support a compelling narrative for a global approach in music promotion to other large record labels.

Developing markets

Developing markets include nineteen Latin American countries, additional genres of music within the USA, Canada, South Africa, the Baltics (Latvia, Lithuania, Estonia), and a global Jazz presence.

Management's strategy in new developing markets starts with providing access to the system without commercial arrangements at the initial stage to seed the platform with desirable content. This content is required to directly engage recipient activity. Content that normally facilitates recipient activity comes from the Major Record Labels or larger multi-national independent record labels ("Major Independent Labels"). To establish initial use in a new market, our business development and marketing staff collaborate to expand brand awareness, educate customers and establish trial use. Establishing a foothold in a new market therefore requires substantial face to face direct interaction with knowledgeable business development staff. To facilitate this growth, starting in 2021 and continuing through 2022, the Company has recruited key business development professionals with substantial industry experience.

As recipient activity builds, our business development and operations teams adds saleable distribution lists in these new territories.

Latin

The Company's Latin initiative refers to music curators of Latin music and all territories where Spanish is predominant. This includes the United States, Spain, the Caribbean, Central America, and South America. This segment is currently highly fragmented and does not benefit from any one well established system for distribution and review. As a result, the Company believes its focussed business development effort and market leading advantages will result in considerable growth in this segment. In fiscal 2022, Warner Music Latina, and several Major Independent record labels all commenced seeding content throughout our Latin markets distributing more than 400 releases to all territories. These territories include active Play MPE® users in the United States (and Puerto Rico), Mexico, Colombia, Dominican Republic, Cuba, Guatemala, Honduras, Nicaragua, Costa Rica, Panama, Ecuador, Peru, Brazil, Bolivia, Chile, Uruguay, Argentina, and Spain. This new usage built on longer standing use by Universal in Spain, Argentina, and Chile. During fiscal 2022, Play MPE® leveraged these active users to move label clients to a paid model which began with an exclusive pilot agreement with major independent label J&N Records. Having established use from reputable labels allowed the Play MPE® business development and marketing teams to target independent usage directly from artists and smaller management companies. Total active users in these territories grew by 64% during fiscal 2022. These lists now contain over 1,800 active recipients.

The Company's Caster and Player software, product website, and supporting video library are all available in Spanish.

United States

While Play MPE® enjoys a market dominate position in the aforementioned genres of music within the United States, the Company has stronger competition in various Rock genres, Urban, Rhythmic and Pop/Top 40 formats. While we were first to the market, we did not expand to these genres and competitors filled this space.

In 2022, the Company worked towards growing usage in these genres by leveraging our existing relationships with Major Labels and Major Independents. The Company is leveraging strong relationships with promotional teams in established genres, to grow usage with different promotional teams within the same record labels. With our focus on this segment, The Company has since had new or increased usage in nearly all formats from major labels such as Sony sub labels: Arista, Columbia, Epic and RCA. Warner sub labels: Warner Records, Elektra Records and Atlantic Records, Universal sub labels: Republic, Def Jam, and Concord.

Canada

In 2019, the Company saw an opportunity to expand into Canada due to the relative strengths of Play MPE® over an established system which operates within Canada. While the competing system in Canada has numerous competitive weaknesses, it benefits from brand awareness and process inertia. In order to attract users to the Play MPE® platform, the Company initially focused its business development efforts on garnering Major Label and Major Independent content.

In late January 2020, Universal Music Canada commenced distribution of all releases within Canada including a portion of releases exclusive to Play MPE®.  In fiscal 2022, Canadian releases (unique pieces of content like singles or albums) were up 10% over the previous year.

Play MPE®'s growth throughout fiscal 2021 came from persistent brand awareness campaigns and customer education. Play MPE® has been very well reviewed within the market. Play MPE® provides significantly greater functionality and an improved user experience. As well, stronger Play MPE® recipient list management processes and a superior recipient experience helped Play MPE® make inroads in active use. At beginning of fiscal 2022, Play MPE® recruited a dedicated Canadian market representative with significant experience in both radio and record label promotion in Canada. Throughout 2021 and 2022, the Company has observed growing activities, growing active users and growing Major Label content.

Initial revenue within Canada was derived from record labels sending content outside of Canada. This customer led desire in part influenced the Company's international list creation discussed above. With growing success and adoption at Canadian radio, the Company launched introductory pricing in May of 2022 with commercial pricing starting following the year end. The growing recipient engagement has helped the Company secure several exclusive agreements with independent record labels within the territory.

The Company’s marketing team continued developing brand awareness with Play MPE®’s sponsorship at song writing competitions and artist organizations that put an emphasis on diverse and underserved artists.

In fiscal 2022, distributions from these independent labels and artists grew by 38% and now account for over half of all distributions within Canada.

Revenue from Canadian customers grew by nearly 25% from fiscal 2021 to fiscal 2022.

South Africa

Play MPE® has been in active use by Universal Music South Africa within South Africa since 2016. Play MPE® has now developed an established user base and brand recognition. Warner Music South Africa entered into an exclusive two-year renewable agreement with Play MPE® at the beginning of fiscal 2022 and in its first year has helped raise South African revenue by over 200%. This consistent content being delivered to the territory helped to grow active users by 15% in fiscal 2022.

Near the end of fiscal 2020 Stamp Communications ("Stamp") began representing Play MPE® to local independent labels and artists resulting in Play MPE®'s first independent record label sales. Sales to independent record labels within South Africa were relatively small in fiscal 2021 however grew in fiscal 2022. Independent distributions in South Africa saw a 107% increase in fiscal 2022. The Company expects this revenue is the start of a long and persistent growth pattern analogous to independent record labels sales in the United States. The charting success of distributions made through the Play MPE® platform by our independent record labels serves as an impressive market influencer.

Perhaps most importantly, the Company believes that the South African market will act as an influential strategic steppingstone to the African market generally and the Company has commenced small distributions and training beyond South African borders.

General

At the conclusion of fiscal 2022, the Company installed price increases for many of our most active lists and adjusted international pricing to account for current exchange rates. The price adjustments are in addition to the new international genre lists mentioned previously.

Fiscal 2022 saw more in-person events following restrictions during the COVID pandemic. It is expected that growing face to face contact with the Company's business development team will facilitate the establishment of new markets for Play MPE®.

During the year, the Company's business development and marketing teams were combined. As well, the Company adjusted its approach to business analytics. These changes are expected to lead to greater revenue growth. With improved lead tracking and analysis the marketing team is able to better identify successful campaigns and translate those successes into other target markets. Automated reporting from the Play MPE® platform is communicating information that is designed to drive value communication and perception, expand sales to existing customers, increase the average sale for each release, and provide critical analytics to facilitate global agreement initiatives.

During fiscal 2022, the marketing team redesigned its product website that would better inform customers, channel leads, increase lead conversion, expand value communication and track information designed to improve marketing efficiency. This site was launched following the fiscal year. As 2022 saw the highest number of new leads for Play MPE®, the Company automated portions of our lead onboarding process. It is expected that this automation will lead to more efficient lead processing and greater conversion. This automation was launched immediately following the fiscal year.

New products and services

Concurrent with broad efforts to grow the core of our existing Play MPE® business, the Company's continues to evaluate and explore complementary business opportunities. As the music industry is evolving, these opportunities are plentiful. We evaluate these opportunities based on risk reward where reward is direct new business revenue and complementary impact on the Play MPE® business.

While the majority of engineering staff time has been on completing the global distribution functionality for Universal within the online platform (Caster), during fiscal 2022 the Company began developing a new distribution method within Play MPE® designed to attract new distribution types within the platform. This new distribution method is designed to function within the Play MPE® platform but to attract new users with a different use case. This feature was designed to reinforce core Play MPE® use as well as to provide incremental revenue.

The Company continued its development of a complementary digital monitoring technology.   Following technical advancements, the Company expanded product development and marketing staff in the latter half of the year with the goal of building out this business.

Clipstream®

In fiscal 2018, after completing a detailed review of the resources required to progress Clipstream further, the Company stopped development. Business development efforts are focused on identifying strategic alternatives for this product, business, and intellectual property outside the Company.

Significant Customers

During the year ended August 31, 2022, we generated 41.3% of total revenue from one customer (2021 - 41.7%).

OUR BUSINESS OPERATIONS

In 2017, the Company entered into a lease agreement commencing July 1, 2017, and expiring June 30, 2022 consisting of approximately 6,600 square feet of office space. The Company terminated the lease agreement on January 31, 2022 and entered into a short-term one-year lease agreement for office space in downtown Vancouver, British Columbia, expiring in April of 2023.

As of November 14, 2022, the Company had 33 full-time and 2 part-time employees and 6 full-time consultants.

COMPETITION

Play MPE®

Where a specific platform or method of distribution dominates a particular market segment, there are significant barriers to entry.  This aspect applies where Play MPE® dominates a market segment or where a competitive platform dominates a segment in which Play MPE® is attempting to expand. Customers are reluctant to move to a new method and abandoning the status quo.   This creates a resistance to change at both the recipient and sender level.

Play MPE® has numerous regional competitors that are typically isolated to a specific segment. Competitive alternatives include physical delivery, one-time digital deliveries providers or digital archives. Digital archives are libraries of browsable music content that keep music in an organized database that can be accessed over a period of time.  Play MPE® is a digital archive.

As digital delivery services do not provide organized content, if that first send is not successful, the effectiveness falls precipitously. As a digital archive, Play MPE® offers significant advantages over these services. In many cases, these options are not designed for the industry, do not provide integrations, do not provide reporting, and artist information and metadata are unavailable or less accessible. While these options are typically less expensive, they also provide significantly lower value. Sony’s internal E-Card system is an example of a digital delivery service. This method of delivery for Sony has numerous disadvantages relative to Play MPE®.  However, distributed territories can utilize this system with no costs.

Play MPE®'s advantages over competing archival platforms can be grouped into functionality that is either necessary to efficiently manage global marketing processes, or functionality that is isolated to local promotions campaigns or a more intuitive, improved user experience.

No other competing system provides the breadth of international distribution recipient lists or active recipients. The Company is also unaware of any system that provides the unique global distribution functionality that provides significant competitive advantages in a cross market, cross label, global music marketing environment. Play MPE®'s features that facilitate global marketing campaigns are critical to the Company's global agreement with Universal and a significant barrier to entry for a competitive offering. This agreement facilitates use by Universal in numerous territories globally but does not guarantee it.

Play MPE® provides a superior user experience with its local distribution platform and on its players. The superior user experience and accurate and engaged recipient lists that Play MPE® possesses over competitors serves to increase activity on both sides of the platform. With increased activity, a marketing campaign's effectiveness increases, and this is the key value proposition with Play MPE®. In established markets, this positive experience serves to increase the barriers to entry that a dominant system naturally possesses.

Play MPE® is used commercially by all three Major Record Labels in twenty-two (22) territories and by at least two Major Labels in twenty-eight (28) territories, and in numerous additional territories at the seeding stage of network development. This network of use provides desirable content which drives activity and is a significant barrier to entry by competitors in these territories. The Company expects that the combination of this activity and the functionality of the platform (release replication features, contacts management, security and administrative functions, language translations, list management services and content security) will ultimately lead to market domination in several new market segments.

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

In these cases, Play MPE® advantages include more powerful notification creation, notification templates and savable templates, greater flexibility in release scheduling and its associated digital rights management, managed recipient lists or more accurate recipient lists, greater international recipient usage, more intuitive user interface, timely notifications, more robust server infrastructure and a more positive recipient user experience. Even with all these advantages, to displace an existing network of use takes time, persistence, and a strong business development team.

SEASONALITY AND CYCLICALITY

Our operating results and operating cash flows have been subject to significant seasonal variations where holidays around late December typically result in lower than average sales. The Company has recently begun promoting archival distributions to take advantage of staff capacity and to provide greater value to both clients and recipients and to increase revenue around this time.

GOVERNMENT REGULATION

We are not currently subject to direct regulation by any governmental agency other than laws and regulations generally applicable to businesses. It is possible that a number of laws and regulations may be adopted in both the United States and Canada with particular applicability to the Internet. Governments have and may continue to enact legislation applicable to us in areas such as content distribution, performance and copying, other copyright issues, network security, encryption, the use of key escrow data, privacy protection, caching of content by server products, electronic authentication or "digital" signatures, illegal or obscene content, access charges and retransmission activities. The applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation, and personal privacy is also uncertain. Export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase our costs of doing business or increase its legal exposure.

The Company owns proprietary algorithms, source code, web domain addresses, patents, trademarks and other intellectual property.

Patents

1. Digital Locking "Digital Media Distribution Method and System" (US Patent No. 7466823)

This patent provides a method of locking digital content which prevents play back on unauthorized machines and devices. Claims include separating security from the content, so that content files can be shared securely over peer-to-peer networks. This is one of the earliest patents for securing peer-to-peer distributed content.

One of the more important claims in this patent is the ability to uniquely recognize a particular computer. Uniquely identifying a person's computer is a common issue which is usually approached by saving cookies or beacons to the user's computer or by tracking IP addresses. These are not reliable solutions as cookies are easily deleted and IP addresses easily changed. The Company's proprietary hash code process creates a serial number that can be used to recognize the user on subsequent visits without ever saving anything to that user's computer.

2. Watermarking "Methods for Watermarking Media Data"

i. US Patents No. 7983441,8300885, 9165560, 9679574

ii. US pending application No. 15/358834

We have developed a watermarking technology which can uniquely identify the individual who originally accessed a particular song. Our watermark is unique as it can be embedded and identified rapidly, it is inaudible, it survives on air broadcast, compression and conversion to other formats and is virtually impossible to remove. Our watermarking technology is used in the Play MPE® distribution system when songs are exported or when streaming a track. Other watermarking technologies are slow and provide a trade-off between a destruction of audio quality and the ease that they can be filtered out. When the original patent claims were granted in the US, the Company filed a set of new additional, broader claims in a continuation application in Canada and the US to further protect the technology.

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

Sonox Digital®

Granted: China, Canada

Clipstream®

Granted: USA, Canada, Japan, Israel, European Union, China and Australia

Domain Names

We own a large number of domain names, including many valuable four-letter domain names (dice.net, dsny.com) and URL's featuring common words (radio-play.com, streamingaudio.com, pirateradio.com and many others).

ITEM 1A. RISK FACTORS.

You should carefully consider the following risk factors, together with the other information contained in this annual report on Form 10-K, including our financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," before making a decision to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and growth prospects. If that were to happen, the trading price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations or financial condition. In this section, we first provide a summary of the more significant risks and uncertainties we face and then provide a full set of risk factors and discuss them in greater detail.

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

Our ability to maintain profitability is conditional upon our ability to control our operating expenses. There is a risk that we will have to increase our operating expenses in the future. Factors that could cause our operating expenses to increase include: our determination to spend more on sales, marketing, and business development to increase product sales, our determination that more research and development expenditures are required to keep our current software products competitive, or to develop new products for the market. To the extent that our operating expenses increase without a corresponding increase in revenue, our financial condition would be adversely impacted.

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

As a result of their complexity, our software products may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing we undertake and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial use. The occurrence of such errors could result in loss of or delay in market acceptance of our products, which could have a material adverse effect on our business, financial condition, and results of operations. Our products also may be vulnerable to break-ins and similar disruptive problems caused by Internet or other users.

Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through the computer systems of our customers, which may result in significant liability to us and deter potential customers. The sale and support of our products may entail the risk of liability claims. A product liability claim brought against us could have a material adverse effect on our business, financial condition, and results of operations.

Successful expansion of our business will depend on our ability to manage growth.

Should we be successful in the sales, marketing, and business development efforts of our software products, we will experience significant growth in operations. If this occurs, management anticipates that additional expansion will be required to continue our product development. Any expansion of our business would place further demands on our management, operational capacity, and financial resources. We anticipate that we may need to recruit qualified personnel in all areas of operations, including management, sales, marketing, delivery, and software development. There can be no assurance that we will be effective in attracting and retaining additional qualified personnel, expanding operational capacity or otherwise managing growth. In addition, there can be no assurance that our current systems, procedures, or controls will be adequate to support any expansion of our operations. The failure to manage growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

Our network infrastructure could be vulnerable to system failure and/or security risks.

Despite the implementation of security measures, our network infrastructure could be vulnerable to unforeseen computer problems. Although we believe we have taken steps to mitigate much of the risk, we may in the future experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees, or others. Unknown security risks may result in liability to us and may also deter new customers from purchasing our software and services, and individuals from utilizing it. Although we intend to continue to implement and establish security measures, there can be no assurance that measures implemented by us will not be circumvented in the future, which could have a material adverse effect on our business, financial condition, or results of operations.

Our business depends on continued development of the internet and intranets as mediums of commerce and communications, and our ability to evolve along with these mediums.

The market for our streaming media products and services is new and evolving rapidly. It depends on increased use of the Internet and intranets. If the Internet and intranets are not adopted as methods for commerce and communications, or if the adoption rate slows, the market for our products and services may not grow or may develop more slowly than expected.

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

We have experienced development delays and cost overruns associated with our product development efforts. We may encounter such problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments, or customer requirements. Our products also may contain undetected errors that could cause adverse publicity, reduced market acceptance of the products, or lawsuits by customers.

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

Our business is international and could be affected by unexpected changes in international regulatory standards and laws.

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

Customer Concentration

During the year ended August 31, 2022, 41.3% of the Company's revenue is derived from one customer with operations in numerous countries. This customer is currently of key importance to our operations and any adverse change to the revenue from this customer would have a material adverse effect on our results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Up until January 31, 2022, our head office was located in a leased premises of approximately 6,600 square feet at Suite 1110, 885 West Georgia Street, Vancouver, British Columbia, Canada V6C 3E8. Rent paid was approximately $21,000 per month. The Company terminated the lease agreement on January 31, 2022 and in April 2022, the Company entered into a short-term one-year lease agreement for office space in downtown Vancouver, British Columbia, expiring in April of 2023.

For additional information, see Note 5, Right-of-Use Asset and Lease Liability included in Item 8 of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are not aware of any such legal proceedings or claims against us.

On September 5, 2017, the Company's former Chief Executive Officer, filed a Notice of Civil Claim in the Supreme Court of British Columbia against the Company, its subsidiaries, independent directors, and current Chief Executive Officer, claiming damages for conspiracy, breach of contract, wrongful dismissal, defamation and aggravated and punitive damages. The Company believes the claims are without merit and will defend itself against the claims.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares are currently trading on the OTCQB under the stock symbol DSNY. The average high and the low trading prices for our shares for each quarter of the last two fiscal years were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2021	$0.78	$0.52
2nd Quarter 2021	$1.50	$0.63
3rd Quarter 2021	$2.60	$1.07
4th Quarter 2021	$1.63	$1.10
1st Quarter 2022	$1.55	$1.23
2nd Quarter 2022	$1.32	$1.04
3rd Quarter 2022	$1.08	$0.85
4th Quarter 2022	$0.71	$0.54

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Our shares are also traded on the TSX Venture Exchange under the symbol DSY.

Holders of Common Stock

As of November 14, 2022 our shareholders' list for our common stock showed 59 registered shareholders and 10,122,261 shares of our common stock outstanding.

Dividends

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings to finance the expansion of our operations. Our Board of Directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

Recent Sales of Unregistered Securities

For a description of our equity compensation plans, please see Item 12 of this report on Form 10-K.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended August 31, 2022, the Company repurchased and cancelled 143,100 common shares for $179,401 (2021 - 185,285 common shares for $260,405).

Securities Authorized for Issuance Under Equity Compensation Plans

Pursuant to the Company's 2015 Stock Option Plan (the "2015 Plan"), 530,000 shares of common stock have been reserved for issuance. A total of 420,000 common shares remain eligible for issuance under the 2015 Plan. On February 18, 2022, our Board of Directors approved the Company's 2022 Stock Option Plan (the "2022 Plan"), (together with the 2015 Plan, the "Plans"). A total of 517,000 common shares remain eligible for issuance under the 2022 Plan.

See Item 11 "Executive Compensation - Equity Compensation Plan Information" for additional information regarding the Plan.

ITEM 6. SELECTED FINANCIAL DATA.

Per §229.301 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in Section §229.10(f)(1) of Regulation S-K, is not required to provide selected financial data. Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company and should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended August 31, 2022.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and financing needs, includes forward-looking statements that involve risks and uncertainties and should be read together with the "Risk Factors" section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report and in other reports we file with the SEC, particularly those under "Risk Factors."

Components of Results of Operations

Service revenue

The majority of the Company's revenue is generated from digital media distribution service. The service is billed either based on usage or on a fixed fee which is based on the volume and size of distributions provided. All revenues are recognized as the services are rendered to customers.

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
  Product development expenses consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment.

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2022 AND 2021

Revenue

Total revenue for the year ended August 31, 2022 decreased by approximately 3.6% to $4,023,910 compared to the revenue of $4,172,473 for the year ended August 31, 2021; however, adjusted for impacts of foreign currency translation Play MPE® revenue increased 1.1% year over year. The negative impact of the foreign currency translation can be attributed to the decline in the value of the Euro and the Australian dollar relative to the US dollar. Play MPE® revenue earned in North America and Africa during the year ended August 31, 2022, has grown by 3.4% and 208.6% year over year, respectively. Notwithstanding the negative impact of foreign currency translation, Play MPE® revenue earned in the European segment has also grown by 3.6% year over year.

The Company's revenues are denominated predominantly in US Dollars, Euros and Australian Dollars.

	% of Total Revenue
Currency	2022	2021
US Dollar	45.6%	43.1%
Euro	45.6%	46.4%
Australian Dollar	4.3%	6.3%
Other	4.5%	4.2%

Gross Margin

Gross margin for the year ended August 31, 2022 was 83.7% of revenue, which represents a decrease of 6.9% from the year ended August 31, 2021. The Company's cost of revenue consists of data hosting and processing charges, third party transaction related costs, and engineering, technical and customer support costs. These costs are driven by the size and volume of customer transactions processed, as well as the relative proportion of "full-service" versus "self-service" revenue. Our self-service sales are derived from customers who have been provided with a customer account to access our encoder to independently upload and publish releases. Our full-service revenue is derived from customers who are fully serviced by our internal staff, who prepare and publish releases on their behalf. During the year ended August 31, 2022, our gross margin decreased over the comparative year predominately due to increase in costs associated with the hosting services and increased staffing in technical and customer support departments in order to increase optimization of the service and reduce lag time in remote locations.

Operating Expenses

Operating costs during the year ended August 31, 2022 decreased by 4.9% to $3,233,860 (2021 - $3,400,050). The decrease in costs was primarily the result of the following three factors:

  An increase of $271,342 or 9.9% in wages and benefits due to additional staffing that was brought on board to support expanded development of the Play MPE® platform and additional operational staff to support expanded technical support and distribution list development. The additional staff is focused on items designed to accelerate revenue growth of Play MPE® and expand the addressable market.
  An increase of $96,842 or 187.2% in non-cash stock-based compensation recorded due to share-based awards granted during the year ended August 31, 2022.
  These increases were offset by $626,778 in capitalized wages and benefits paid to engineering and product development employees who worked on development of the new products and enhancements to the Play MPE® platform. The capitalization and inclusion of these investments in assets is done based on an assessment of their positive incremental value.

Additionally, a decrease in value of the Canadian dollar relative to the US dollar added to the overall decrease in operating expenses.

General and Administrative Expenses

	2022	2021	$ Change	% Change
Wages and benefits	$455,343	$246,172	209,171	85.0%
Professional fees	145,578	214,971	(69,393)	-32.3%
Office and miscellaneous	102,124	80,714	21,410	26.5%
Shareholder relations	77,416	64,321	13,095	20.4%
Rent	59,631	22,309	37,322	167.3%
Foreign exchange loss	58,299	26,069	32,230	123.6%
Telecommunications	8,391	3,217	5,174	160.8%
Bad debt	44,304	(4,468)	48,772	-1091.6%
Other	29,295	13,180	16,115	122.3%
Total general and administrative expenses	$980,381	$666,485	313,896	47.1%

The increase in salaries and wages can be explained by increased non-cash stock-based compensation due to additional share-based awards granted during the year ended August 31, 2022 and one-time staff recruitment fees. Increase in bad debt year over year was due to the Company using a more stringent policy to establish an allowance for overdue receivables. The decrease in professional fees was due to the timing of litigation proceedings in the comparative year ended August 31, 2021.

Sales and Marketing Expenses

	2022	2021	$ Change	% Change
Wages and benefits	$825,551	$1,218,626	(393,075)	-32.3%
Advertising and marketing	121,981	65,417	56,564	86.5%
Rent	57,814	128,393	(70,579)	-55.0%
Telecommunications	5,853	20,796	(14,943)	-71.9%
Total sales and marketing expenses	$1,011,199	$1,433,232	(422,033)	-29.4%

The decrease in wages and benefits is the result of restructuring costs in the prior year and adjustments in staff allocation. The increase in advertising and marketing expenses is related to increased sponsorship, advertising, and attendance at industry events in the fiscal year 2022 compared to the fiscal 2021, where COVID-19 restrictions severely impacted public activities and travel.

Product Development Expenses

	2022	2021	$ Change	% Change
Wages and benefits	$846,737	$968,160	(121,423)	-12.5%
Software services	81,615	71,184	10,431	14.7%
Rent	84,991	87,737	(2,746)	-3.1%
Telecommunications	83,592	67,895	15,697	23.1%
Other	2,683	-	2,683	100.0%
Product development expenses	$1,099,618	$1,194,976	(95,358)	-8.0%

During the year ended August 31, 2022, the Company increased development staffing to accelerate new additions to the product roadmap designed to increase the addressable market and facilitate faster market acquisition. The decrease in wages and benefits reflects the capitalization of a portion of these costs. During the year ended August 31, 2022, $626,778 in wages and benefits paid to engineering and product development staff were capitalized to software under development intangible assets and $269,777 of the capitalized wages and benefits was subsequently reclassified to computer software fixed assets as the products were completed.

Depreciation and Amortization

Depreciation and amortization expense increased to $142,662 for the year ended August 31, 2022 from $105,357 for the year ended August 31, 2021, an increase of 35.4% was due to depreciation of additionally capitalized software development costs associated with Play MPE® recipient player applications during the year.

Other Income

Interest income earned on the Company's Guaranteed Investment Certificates was $9,153 for the year ended August 31, 2022 (2021 - $4,031). The interest income more than doubled year over year due to increased interest rates in Canada.

Additionally, the Company terminated its lease agreement for the office space on January 31, 2022. Upon termination the Company disposed of leasehold fixtures and fittings and recorded a gain on lease termination of $11,018.

Net Income

For the year ended August 31, 2022, we reported a net income of $149,074 (2021 - $382,529).

For the year ended August 31, 2022, adjusted EBITDA was $435,507 (2021 - $535,589). Adjusted EBITDA is not defined under U.S. GAAP, and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of our profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense.

We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility, and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by the Company. Adjusted EBITDA has limitations as a profitability measure in that it does not include provisions for income taxes, the effect of our expenditures on capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income from operations to Adjusted EBITDA:

	2022	2021
Net income	$149,074	$382,529
Current income tax	4,348	-
Stock-based compensation	148,576	51,734
Depreciation, amortization and deferred leasehold inducements	142,662	105,357
Interest income	(9,153)	(4,031)
Adjusted EBITDA	$435,507	$535,589

LIQUIDITY, FINANCIAL CONDITION

As of August 31, 2022, we held $2,095,928 (2021 - $2,752,662) in cash and cash equivalents. Our cash equivalents consisted of one-year Guaranteed Investment Certificates held through a major Canadian financial institution and had reached their maturity.

On August 31, 2022, we had working capital of $2,268,778 compared to $2,561,480 as at August 31, 2021. The decrease in our working capital was primarily due to the decrease in cash and cash equivalents as a result of timing of customer receipts and trade payments.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the years indicated:

Net cash and cash equivalents provided by (used in)	2022	2021	$ Change	% Change
Operating activities	$307,198	$528,922	(221,724)	-41.9%
Investing activities	(692,846)	590,885	(1,283,731)	-217.3%
Financing activities	(190,676)	(260,405)	69,729	-26.8%
Effect of foreign exchange rate changes on cash	(80,410)	51,920	(132,330)	-254.9%
Net increase (decrease) in cash and cash equivalents	$(656,734)	$911,322	(1,568,056)	-172.1%

Operating Activities

Net cash provided by operating activities during the year ended August 31, 2022 was $307,198 (2021 - $528,922). The primary reason for the decrease in cash flows from operating activities was the timing of receipts from our customers.

Investing Activities

Net cash used in investing activities for the year ended August 31, 2022 was $692,846, compared to cash provided by investing activities of $590,885 for the year ended August 31, 2021. During the fiscal 2021, $805,017 was received on the maturity of our GICs. During the fiscal year 2022, the contributions made towards investing activities was cash spent on new capital assets and internally developed computer software.

Financing Activities

Net cash used in financing activities during the year ended August 31, 2022 was $190,676 (2021 - $260,405) - this cash was used to repurchase and retire 143,100 shares of common stock (2021 - 185,285 shares of common stock) of the Company under the Normal Course Issuer Bid ("NCIB") and to repurchase stock options.

CAPITAL RESOURCES

The Company does not have any material commitments for capital expenditures and the Company is able to meet current and expected growth with current capital investments.

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2022, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements, we believe that the following accounting policies are the most critical for fully understanding and evaluating our financial condition and results of operations:

Revenue Recognition

The Company's revenue is derived from software as a service (SaaS) arrangements. The Company accounts for revenue in accordance with ASC 606, which the Company adopted on September 1, 2018, using the modified retrospective method. The core principle of ASC 606 is to recognize revenue upon the transfer of products or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services. ASC 606 prescribes a five-step model for recognizing revenue from contracts with customers: (1) identify the contract(s) with customers; (2) identify the separate performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the separate performance obligations in the contract; and (5) recognize revenue when (or as) the performance obligations are satisfied. The majority of our revenue is generated from digital media distribution service. The service is billed either based on usage or on a fixed fee which is based on the volume and size of distributions provided. All revenues are recognized on a monthly basis as the services are delivered to customers. Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period material differences in the amount and timing of revenue recognized could result.

Research and Development Expense for Software Products

Our software solutions are offered to our customers through software as a service delivery models. Development costs associated with the certain solutions offered exclusively through a software as a service model are accounted for in accordance with ASC 350-40 "Internal-Use Software". All other client solution development costs, which represent a significant majority of development costs, are accounted for in accordance with ASC 985-20 "Costs of Software to be Sold, Leased or Marketed". Under ASC 985-20, software development costs incurred in creating computer software solutions are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs incurred through the software's general release date are capitalized and subsequently recorded at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the solution. We amortize capitalized costs over two years. Under ASC 350-40, software development costs related to preliminary project activities and post-implementation and maintenance activities are expensed as incurred. We capitalize direct costs related to application development activities that are probable to result in additional functionality. We test for impairment whenever events or changes in circumstances that could impact recoverability occur.

Stock-Based Compensation

We recognize the costs of employee services received in share-based payment transactions according to the fair value provisions of the current share-based payment guidance. The fair value of employee services received in stock-based payment transactions is estimated at the grant date and recognized over the requisite service period. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. We selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value of our share-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of share-based awards, including the option's expected term and the price volatility of the underlying stock. Our current estimate of volatility is based on historical and market-based implied volatilities of our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation cost recognized in future periods. We derive the expected term assumption primarily based on our historical settlement experience, while giving consideration to options that have not yet completed a full life cycle. Stock-based compensation cost is recognized only for awards ultimately expected to vest. Our estimate of the forfeiture rates is based primarily on our historical experience. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. In the future, as empirical evidence regarding these input estimates is available to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates.

Income Taxes

Deferred income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted income tax rates by tax jurisdiction at each balance sheet date. Deferred income tax assets also result from unused loss carryforwards and other deductions. The valuation of deferred income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated realizable amount. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, and current and enacted tax legislation and other temporary differences between book and tax accounting to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. There is a risk that management estimates for operating results could vary significantly from actual results, which could materially affect the valuation of the future income tax asset. Although the Company has tax loss carryforwards and other deferred income tax assets, management has determined certain of these deferred tax assets do not meet the more likely than not criteria, and accordingly, these deferred income tax asset amounts have been completely offset by a valuation allowance as disclosed in Note 7 of our consolidated financial statements. If management's estimates of the cash flows or operating results do not materialize due to errors in estimates or unforeseen changes to the economic conditions affecting the Company, it could result in an impairment adjustment in future periods.

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

Contingencies

As discussed under "Item 3. Legal Proceedings" and in Note 8 - "Commitments and Contingencies" in notes to consolidated financial statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In accordance with US GAAP, the Company records a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management's opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

New Accounting Pronouncements

See Note 2 to the Financial Statements included in Item 8 of this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Risk

Our revenues are denominated primarily in United States dollars and Euros while our operating expenses are incurred primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted, to the extent they are not hedged, by the rise and fall of the relative values of the Canadian dollar to these currencies. We do not believe aggregated foreign exchange fluctuations in the Euro, and the Australian, Canadian, and US dollars have had a material effect on our results of operations during the years presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DESTINY MEDIA TECHNOLOGIES, INC.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Destiny Media Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated financial statements of Destiny Media Technologies Inc. (the "Company") and its subsidiaries which comprise the consolidated balance sheet as of August 31, 2022, and the related consolidated statements of income and comprehensive income, cash flows, and stockholders' equity for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements").

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Smythe LLP
Chartered Professional Accountants

We have served as the Company's auditor since 2022.

Vancouver, Canada

November 14, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of
Destiny Media Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Destiny Media Technologies Inc. (the “Company”) as of August 31, 2021, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for the year ended August 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021, and the results of its operations and its cash flows for the year ended August 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor from 2019 to 2022.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada           Chartered Professional Accountants

November 22, 2021

DESTINY MEDIA TECHNOLOGIES, INC.

Consolidated Balance Sheets

	Notes	August 31, 2022	August 31, 2021
ASSETS
Current
Cash and cash equivalents		$2,095,928	$2,752,662
Accounts receivable, net of allowance for doubtful accounts of $39,518 (2021 - $19,743)	9	483,774	400,233
Other receivables		29,600	53,172
Prepaid expenses		83,242	103,463
Deposits		33,305	-
Total current assets		2,725,849	3,309,530

Deposits		-	35,556
Property and equipment, net	3	311,792	143,487
Intangible assets, net	4	529,717	187,622
Right-of-use assets	5	-	190,253
Total assets		$3,567,358	$3,866,448

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable		$116,290	$202,722
Accrued liabilities		319,738	309,839
Deferred revenue		21,043	8,511
Current portion of operating lease liability	5	-	226,978
Total current liabilities		457,071	748,050
Total liabilities		457,071	748,050

Commitments and contingencies	8	-	-

Stockholders' equity
Common stock, par value $0.001, authorized 20,000,000 shares. Issued and outstanding - 10,122,261 shares (2021 - 10,265,361 shares)	6	10,122	10,266
Additional paid-in capital	6	9,115,848	9,157,804
Accumulated deficit		(5,639,465)	(5,788,539)
Accumulated other comprehensive loss		(376,218)	(261,133)
Total stockholders' equity		3,110,287	3,118,398
Total liabilities and stockholders' equity		$3,567,358	$3,866,448

The accompanying notes are an integral part of these consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income

		For the years ended August 31,
	Notes	2022	2021
Service revenue	9	$4,023,910	$4,172,473

Cost of revenue
Hosting costs		178,567	131,325
Internal engineering support		61,793	29,723
Customer support		350,161	168,428
Third-party and transactions costs		66,278	64,449
		656,799	393,925
Gross margin		3,367,111	3,778,548
		84%	91%
Operating expenses
General and administrative	6(b)	980,381	666,485
Sales and marketing		1,011,199	1,433,232
Product development		1,099,618	1,194,976
Depreciation and amortization	3, 4	142,662	105,357
		3,233,860	3,400,050
Income from operations		133,251	378,498

Other income
Interest and other income		9,153	4,031
Gain on disposal of assets	3, 5	11,018	-
Income before income tax		$153,422	$382,529
Current income tax expense	7	(4,348)	-
Net income for the year		$149,074	$382,529
Foreign currency translation adjustments		(115,085)	84,323
Total comprehensive income		$33,989	$466,852

Net income per common share
Basic		$0.01	$0.04
Diluted		$0.01	$0.04

Weighted average common shares outstanding:
Basic		10,169,426	10,415,105
Diluted		10,169,426	10,491,849

The accompanying notes are an integral part of these consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Consolidated Statements of Stockholders' Equity

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficiency)
Balance, August 31, 2020		10,450,646	$10,451	$9,366,290	$(6,171,068)	$(345,456)	$2,860,217
Total comprehensive income		-	-	-	382,529	84,323	466,852
Stock-based compensation		-	-	51,734	-	-	51,734
Shares repurchased for cancellation		(185,285)	(185)	(260,220)	-	-	(260,405)
Balance, August 31, 2021		10,265,361	$10,266	$9,157,804	$(5,788,539)	$(261,133)	$3,118,398
Total comprehensive income		-	-	-	149,074	(115,085)	33,989
Stock-based compensation	6(b)	-	-	148,576	-	-	148,576
Stock options repurchased and retired		-	-	(11,275)	-	-	(11,275)
Shares repurchased for cancellation	6(a)	(143,100)	(144)	(179,257)	-	-	(179,401)
Balance, August 31, 2022		10,122,261	$10,122	$9,115,848	$(5,639,465)	$(376,218)	$3,110,287

The accompanying notes are an integral part of these consolidated financial statements.

 DESTINY MEDIA TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

		For the years ended August 31,
	Notes	2022	2021

Operating Activities
Net income		$149,074	$382,529
Adjustments to reconcile net income to net cash provided (used) in operations:
Depreciation and amortization	3, 4	142,662	105,357
Stock-based compensation	6(b)	148,576	51,734
Allowance for doubtful accounts		39,518	(4,483)
Gain on disposal of assets	3, 5	(11,018)	-
Impairment expense		2,683	-
Operating lease liability		(9,498)	-
Unrealized foreign exchange (gain) loss		29,517	(15,840)
Changes in non-cash working capital:
Accounts receivable		(178,935)	46,200
Other receivables		22,589	(26,144)
Prepaid expenses and deposits		19,373	(23,062)
Accounts payable		(26,843)	90,792
Accrued liabilities		(33,747)	(66,408)
Deferred revenue		13,247	(11,753)
Net cash provided by operating activities		307,198	528,922

Investing Activities
Sale of short-term investments, net		-	805,017
Development of software		(366,508)	(169,364)
Purchase of property, equipment, and intangibles	3, 4	(326,338)	(44,768)
Net cash provided by (used in) investing activities		(692,846)	590,885

Financing Activities
Common stock repurchased for cancellation	6(a)	(179,401)	(260,405)
Repurchase of stock options for retirement		(11,275)	-
Net cash used in financing activities		(190,676)	(260,405)

Effect of foreign exchange rate changes on cash		(80,410)	51,920

Net increase (decrease) in cash and cash equivalents		(656,734)	911,322
Cash and cash equivalents, beginning of year		2,752,662	1,841,340
Cash and cash equivalents, end of year		$2,095,928	$2,752,662

Supplementary disclosure:
Interest paid		$-	$-
Income taxes paid		$4,348	$-

The accompanying notes are an integral part of these consolidated financial statements.

 DESTINY MEDIA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2022

1. ORGANIZATION AND BASIS OF PRESENTATION

Destiny Media Technologies Inc. (the "Company") was incorporated in August 1998 under the laws of the State of Colorado and the corporate jurisdiction was changed to Nevada effective October 8, 2014. The Company develops technologies that allow for the distribution over the internet of digital media files in either a streaming or digital download format. The technologies are proprietary. The Company operates out of Vancouver, BC, Canada and serves customers predominantly located in the United States, Europe, and Australia.

The Company's stock is listed for trading under the symbol "DSNY" on the OTCQB U.S. in the United States, under the symbol "DSY" on the TSX Venture Exchange (the "TSX") and under the symbol "DME" on the Berlin, Frankfurt, Xetra and Stuttgart exchanges in Germany.

Basis of Presentation and Principles of Consolidation

The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The accompanying consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries: Destiny Software Productions, Inc. ("DSNY"), MPE Distributions, Inc. ("MPE"), Tonality, Inc. ("Tonality"), and Sonox Digital Inc. ("Sonox"). All intercompany transactions and balances have been eliminated on consolidation.

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to the recoverability of long-term assets including property and equipment, intangible assets, amortization expense, and valuation of stock-based compensation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company's cash include cash in readily available checking accounts. The Company's cash equivalents consist of one-year Guaranteed Investment Certificates ("GIC") with a major Canadian financial institution that earn interest at variable interest rates ranging from 0.10% - 2.36% and had reached their maturity.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Accounts receivable

Trade receivables are amounts due from customers for services rendered in the ordinary course of business. Accounts receivable are non-interest bearing and are due for settlement in full within 30-60 days, depending on a contract. Trade receivables are shown net of allowance for bad or doubtful accounts.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to non-collectability. The Company's allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the consolidated financial statements based on collection experience.

Property and equipment, net

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the useful life of the asset. Furniture and fixtures are depreciated over five years. Computer hardware is depreciated over 3.3 years. Computer software is depreciated over two years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets. Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in net income (loss).

Intangible assets, net

Our software solutions are offered to our customers through software as a service delivery models. Development costs associated with the certain solutions offered exclusively through a software as a service model are accounted for in accordance with ASC 350-40 Internal-Use Software. All other client solution development costs, which represent a significant majority of development costs, are accounted for in accordance with ASC 985-20 Costs of Software to be Sold, Leased or Marketed.

Under ASC 985-20, software development costs incurred in creating computer software solutions are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs incurred through the software's general release date are capitalized and subsequently recorded at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the solution. We amortize capitalized costs over two years.

Under ASC 350-40, software development costs related to preliminary project activities and post-implementation and maintenance activities are expensed as incurred. We capitalize direct costs related to application development activities that are probable to result in additional functionality.

Patents, trademarks and lists are stated at cost. Amortization is taken over the estimated useful lives of the assets. Patents, trademarks and lists are amortized on a straight-line basis over 3 years.

Impairment of long-lived assets

The Company reviews long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded for the years ended August 31, 2022 and 2021.

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company records the associated lease liability and corresponding right-of-use asset upon commencement of the lease using the implicit rate or a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. The Company additionally evaluates leases at their inception to determine if they are to be accounted for as an operating lease or a finance lease. A lease is accounted for as a finance lease if it meets one of the following five criteria: the lease has a purchase option that is reasonably certain of being exercised, the present value of the future cash flows is substantially all of the fair market value of the underlying asset, the lease term is for a significant portion of the remaining economic life of the underlying asset, the title to the underlying asset transfers at the end of the lease term, or if the underlying asset is of such a specialized nature that it is expected to have no alternative uses to the lessor at the end of the term. Leases that do not meet the finance lease criteria are accounted for as an operating lease. Operating lease assets represent a right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease liabilities with a term greater than one year and their corresponding right-of-use assets are recognized on the balance sheet at the commencement date of the lease based on the present value of lease payments over the expected lease term. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received. As the Company's leases do not typically provide an implicit rate, the Company utilizes the appropriate incremental borrowing rate, determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. Lease cost is recognized on a straight-line basis over the lease term and variable lease payments are recognized as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company has elected the practical expedient to not separate between lease and non-lease components.

Revenue recognition

The Company's revenue is derived from software as a service (SaaS) arrangement. The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers.

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

The Company applies the five-step model to recognize revenue as follows:

(1) Identification of the contract, or contracts, with the customer

The Company considers the terms and conditions of written contracts and its customary business practices in identifying its contracts under ASC 606. The Company determines that it has a contract with a customer when the contract is executed, the Company can identify each party's rights regarding the services to be transferred, the Company can identify the payment terms for the services, the Company has determined that the customer has the ability and intent to pay, and the contract has commercial substance. In general, contract terms will be reflected in a written document that is signed by both parties.

(2) Identification of the performance obligation in the contract

Performance obligations are promises in a contract to transfer distinct products or services to a customer and is the unit of account under ASC 606. A contract's transaction price is allocated to each distinct performance obligation and revenue is recognized when the performance obligation is satisfied. A product or service is a distinct performance obligation if the customer can both benefit from the product or service either on its own or together with other resources that are readily available to the customer, and it is separately identifiable from other items within the context of the contract. Performance obligations are satisfied by transferring control of the product or service to the customer. Control of the product or service is transferred either at a point in time or over time depending on the performance obligation.

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

(3) Determination of the transaction price

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

(4) Allocation of the transaction price to the performance obligations in the contract

If the contract contains a single combined performance obligation, the entire transaction price is allocated to the single combined performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on its standalone selling price ("SSP") in relation to the total fair value of all performance obligations in the arrangement. The majority of the Company's contracts contain two separate performance obligations that are performed concurrently. The Company allocates consideration to each performance obligation under the guidance of ASC 606 on a relative standalone selling price basis. Where SSP is not directly observable, the Company determines the SSP using information that may include market conditions and other observable inputs.

Consideration associated with support activities is estimated using a cost-plus reasonable margin approach, as there is no observable SSP. Consideration associated with specified enhancements and upgrades is estimated using a cost-plus reasonable margin approach, as there is no observable SSP.

(5) Recognition of revenue when, or as, the Company satisfies a performance obligation

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

Translation of foreign currencies

The Company's functional currency is the U.S. dollar. Financial statements of foreign operations for which the functional currency is the local currency are translated into U.S. dollars with assets and liabilities translated at the rate of exchange in effect at the balance sheet date and revenue and expense items translated at the average rates for the period. Unrealized gains and losses resulting from the translation of the financial statements into the reporting currency are deferred and accumulated in a separate component of stockholders' equity as a foreign currency translation gain (loss) in accumulated other comprehensive income (loss).

Transactions denominated in foreign currencies are translated into the reporting currency at the exchange rate in effect on the transaction date. These foreign currency gains and losses are included as a component of general and administrative expenses in the consolidated statements of comprehensive income.

The Company operates internationally, which gives rise to the risk that cash flows may be adversely impacted by exchange rate fluctuations. The Company has not entered into contracts for foreign exchange hedges.

Income taxes

The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis that give rise to the differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances, we consider projected future taxable income and the availability of tax planning strategies. If in the future we determine that we would not be able to realize our recorded deferred tax assets, an increase in the valuation allowance would be recorded, decreasing earnings in the period in which such determination is made.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is 50% or less likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The Company's evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions. The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In the event the Company has received an assessment for interest and/or penalties, it has been classified in the consolidated financial statements as general and administrative expense.

Stock-based compensation

Share-based compensation expense for employees and directors is recognized in the consolidated statements of comprehensive income based on estimated amounts, including the grant date fair value and the expected service period. For stock options, we estimate the grant date fair value using a Black-Scholes valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. We estimate the expected future volatility based on the Company's historical price volatility. The stock's future volatility may differ from the estimated volatility at the grant date. Our estimate of the forfeiture rate is based primarily on our historical experience. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. When awards are forfeited because non-market based vesting conditions are not satisfied, the expense previously recognized is proportionately reversed. We recognize the value of the awards over the awards' requisite service or performance periods. The requisite service period is generally the time over which our share-based awards vest.

Segment reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment.

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

Fair value measurements

The Company uses the fair value hierarchy to measure the value of its financial instruments. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity's pricing based upon its own market assumptions. The basis for fair value measurements for each level within the hierarchy is described below:

  Level 1 - Quoted prices for identical assets or liabilities in active markets.
  Level 2 - Quoted prices for identical or similar assets and liabilities in markets that are not active; or other model-derived valuations whose inputs are directly or indirectly observable or whose significant value drivers are observable.
  Level 3 - Valuations derived from valuation techniques in which one or more significant inputs to the valuation model are unobservable and for which assumptions are used based on management estimates.

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

The book value of cash and cash equivalents, accounts receivable, other receivables, deposits, accounts payable and accrued liabilities, and deferred revenue liabilities approximate their fair values due to the short-term maturity of those instruments.

The fair value of lease obligations is determined using discounted cash flows based on the expected amounts and timing of the cash flows discounted using a market rate of interest adjusted for appropriate credit risk.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, or ASU 2019-12, which simplifies the accounting for income taxes. ASU 2019-12 is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2020 on a prospective basis, and early adoption is permitted. The Company adopted this guidance effective September 1, 2021, and the adoption did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by FASB or other standard setting bodies on the Company's consolidated financial statements as well as material updates to previous assessments. There were no new material accounting standards issued in year of 2022 that impacted the Company.

3. PROPERTY AND EQUIPMENT, NET

	August 31, 2022
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$136,369	$(122,279)	$14,090
Computer hardware	320,260	(259,339)	60,921
Computer software	673,691	(436,910)	236,781
Leasehold improvements	-	-	-
Total property and equipment	$1,130,320	$(818,528)	$311,792

	August 31, 2021
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$133,049	$(114,740)	$18,309
Computer hardware	293,930	(231,180)	62,750
Computer software	377,777	(333,751)	44,026
Leasehold improvements	157,934	(139,532)	18,402
Total property and equipment	$962,690	$(819,203)	$143,487

Depreciation for the year ended August 31, 2022 was $128,968 (2021 - $90,022).

On January 31, 2022, the Company terminated the lease for the office space (Note 5). Accordingly, leasehold fixtures and fittings were disposed of and a loss of $9,035 was recognized in the consolidated statement of comprehensive income for the year ended August 31, 2022.

4. INTANGIBLE ASSETS, NET

	August 31, 2022
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$516,397	$-	$516,397
Patents, trademarks, and lists	464,285	(450,965)	13,320
Total intangible assets	$980,682	$(450,965)	$529,717

	August 31, 2021
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$167,069	$-	$167,069
Patents, trademarks, and lists	441,178	(420,625)	20,553
Total intangible assets	$608,247	$(420,625)	$187,622

Amortization for the year ended August 31, 2022 was $13,694 (2021 - $15,335).

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

Right-of-Use Assets
Balance, August 31, 2020	$403,961
Depreciation	(224,154)
Foreign currency translation adjustment	10,446
Balance, August 31, 2021	$190,253
Depreciation	(95,010)
Termination	(94,210)
Foreign currency translation adjustment	(1,033)
Balance, August 31, 2022	$-

Operating Lease Liabilities
Balance, August 31, 2020	$457,324
Lease interest expense	28,714
Payments	(270,898)
Foreign currency translation adjustment	11,838
Balance, August 31, 2021	$226,978
Lease interest expense	6,036
Payments	(117,548)
Termination	(114,263)
Foreign currency translation adjustment	(1,203)
Balance, August 31, 2022	$-

During the year ended August 31, 2022 the Company recorded depreciation expense of $95,010 (2021 - $224,154) which has been allocated between general and administrative, sales and marketing, and product development expenses on the consolidated statements of comprehensive income. The total rent commitment, net of the leasehold improvement allowance, was amortized to rent expense on a straight-line basis over the term of the lease. On January 31, 2022, upon exit of the lease a gain of $20,053 was recognized in the consolidated statement of comprehensive income.

As of August 31, 2022, the Company has no outstanding commitments related to the operating lease payments.

6. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

During the year ended August 31, 2022, the Company did not issue any common stock (2021 - Nil). During the year ended August 31, 2022, the Company repurchased and cancelled 143,100 common shares for $179,401 (2021 - 185,285 common shares for $260,405).

[b] Stock option plans

Pursuant to the Company's 2015 Stock Option Plan (the "2015 Plan"), 530,000 shares of common stock have been reserved for issuance. A total of 420,000 common shares remain eligible for issuance under the 2015 Plan. On February 18, 2022 the Company received shareholder approval for the 2022 Stock Option Plan (the "2022 Plan") (together with the 2015 Plan, the "Plans"), whereby 1,000,000 common shares are reserved for issuance. As of August 31, 2022, 517,000 common shares remain eligible for issuance under the 2022 Plan.

The options generally vest over a range of periods from the date of grant, some are immediate, and others vest over 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the underlying common shares are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

During the year ended August 31, 2022, the Company granted 561,000 (2021 - 10,000) share purchase options to directors, officers, employees, and consultants of the Company. The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	2022	2021
Risk-free interest rate	1.20%	0.35%
Volatility	72.34%	105.40%
Exercise price	$1.50	$1.00
Dividend yield	0%	0%
Forfeiture rate	0%	0%
Expected life (years)	3.50	3.25

The summary of option activity for the years ended August 31, 2022 and 2021 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at August 31, 2020	400,000	$1.35	3.24
Granted	10,000	$1.00	4.16
Outstanding at August 31, 2021	410,000	$1.34	2.26
Granted	561,000	$1.50	5.00
Forfeited	(91,583)	$1.38	3.85
Repurchased	(82,500)	$1.00	2.25
Expired	(203,917)	$1.46	0.50
Outstanding at August 31, 2022	593,000	$1.49	3.79
Exercisable at August 31, 2022	272,458	$1.48	3.34

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money as of August 31, 2022. In all cases, the aggregate intrinsic value is nil. During the year ended August 31, 2022, the Company repurchased 82,500 stock options for $11,275.

The following table summarizes information regarding the non-vested options outstanding as of August 31, 2022 and changes during the period:

	Number of Options	Weighted Average Exercise Price
Non-vested options at August 31, 2020	203,750	$0.48
Granted	10,000	$0.34
Vested	(115,000)	$0.47
Non-vested options at August 31, 2021	98,750	$0.48
Granted	561,000	$1.50
Forfeited	(91,583)	$1.38
Vested	(239,958)	$1.44
Expired	(7,667)	$1.50
Non-vested options at August 31, 2022	320,542	$1.50

As of August 31, 2022, there was $179,620 (2021 - $16,472) of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.25 years (2021 - 0.78 years).

During the years ended August 31, 2022 and 2021, the total stock-based compensation expense was reported in the consolidated statement of comprehensive income as follows:

Stock-based compensation	2022	2021
General and administrative	$74,868	$18,128
Sales and marketing	33,015	19,299
Product development	40,693	14,307
Total stock-based compensation	$148,576	$51,734

[c] Employee Stock Purchase Plan

The Company's 2011 Employee Stock Purchase Plan (the "ESPP") became effective on February 22, 2011. Under the ESPP, employees of the Company can contribute up to 5% of their annual salary into a pool which is matched equally by the Company in order to purchase the Company's common shares under certain terms. Directors can contribute a maximum of $12,500 each for a combined maximum annual purchase of $25,000. The maximum annual combined contributions will be $400,000. All purchases are made through the TSX by a third-party plan agent. The third-party plan agent is also responsible for the administration of the ESPP on behalf of the Company and the participants.

During the year ended August 31, 2022, the Company recognized compensation expense of $109,637 (2021 - $93,759) in salaries and wages on the consolidated statement of comprehensive income in respect of the ESPP, representing the Company's employee matching of cash contributions to the ESPP. The shares were purchased on the open market at an average price of $1.24 (2021 - $1.06). The shares are held in trust by the Company for a period of one year from the date of purchase.

7. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 21.0% and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 27.0%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense is as follows:

	2022	2021
Tax at U.S. statutory rates	$32,000	$80,000
Permanent differences	33,000	13,000
Effect of higher foreign tax rates in Canada	50,000	52,000
Foreign exchange and other adjustments	190,000	376,000
Change in valuation allowance	(301,000)	(521,000)
Provision for income taxes	$4,000	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which realization is not likely to occur.

Significant components of the Company's deferred tax assets as of August 31 are as follows:

	2022	2021
Deferred tax assets
Net operating loss carryforwards	$745,000	$789,000
Excess of book over tax depreciation	740,000	829,000
Tax credit carryforwards	636,000	808,000
Total deferred tax assets	2,121,000	2,426,000
Valuation allowance	(2,121,000)	(2,426,000)
Net deferred tax assets	$-	$-

Net income (loss) before income tax by geographic region is as follows:

	2022	2021
United States	$(684,775)	$(483,537)
Canada	838,197	866,066
Total	$153,422	$382,529

If not utilized to reduce future taxable income, the Company's net operating loss carryforwards will expire as follows:

2023 and thereafter
United States	$3,546,000
Canada	-
Total	$3,546,000

If not utilized to reduce future taxes payable, the Company's investment tax credit carryforwards will expire as follows:

2031 and thereafter
United States	$-
Canada	790,000
Total	$790,000

8.    COMMITMENTS AND CONTINGENCIES

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

On September 5, 2017, the Company's former President and Chief Executive Officer filed a Notice of Civil Claim in the Supreme Court of British Columbia against the Company, its subsidiaries, independent directors, and current Chief Executive Officer, claiming damages for conspiracy, breach of contract, wrongful dismissal, defamation and aggravated and punitive damages. The Company believes the claims are without merit and is defending itself against the claims. The quantum of loss, if any, is not determinable at this time and management believes it is unlikely that the outcome of this matter will have an adverse impact on its results of operations, cash flows and financial condition.

Risk and Uncertainties

Starting in late 2019, a novel strain of the coronavirus, or COVID-19, began to rapidly spread around the world. At this time, there continues to be significant volatility and uncertainty relating to the full extent to which the COVID-19 pandemic and the various responses to it will impact our business, operations, and financial results.

Most countries have at various times instituted quarantines, restrictions on travel, "stay at home" rules, social distancing measures and restrictions on the types of businesses that could continue to operate, as well as guidance in response to the pandemic and the need to contain it. The spread of COVID-19 has adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The pandemic has resulted, and may continue to result, in a significant disruption of global financial markets, which may reduce our ability to access capital in the future, which could negatively affect our liquidity.

If the COVID-19 pandemic does not continue to slow and the spread of COVID-19 is not contained, our business operations, including those of our customers, could be interrupted. The duration of any business disruption cannot be reasonably estimated at this time but may materially affect our ability to operate our business and result in additional costs. It is not possible to reliably measure or quantify the impact COVID-19 has had on the financial results of the Company. If the COVID-19 pandemic continues for an extended period, it may materially adversely impact business operations and, consequently, future financial results.

9. CONCENTRATIONS, ECONOMIC DEPENDENCE AND SEGMENTS

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers earned during the years ended August 31, 2022 and 2021, by product and location of customer, was as follows:

	2022	2021
Play MPE®
North America	$1,957,722	$1,893,287
Europe	1,851,291	1,978,517
Australasia	185,941	272,485
Africa	26,516	8,592
Total Play MPE®	4,021,470	4,152,881

Clipstream®
North America	2,440	19,592
Total	$4,023,910	$4,172,473

Revenue presented above is based on location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the year ended August 31, 2022, the Company generated 41% of total revenue from one customer (2021 - 41%).

As at August 31, 2022, one customer represented $283,144 (or 59%) of the trade receivables balance (2021, one customer represented $142,758 (or 36%)). Subsequent to the year ended August 31, 2022 this customer paid $129,925 of outstanding balance.

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Dismissal of Previous Independent Registered Public Accounting Firm

On August 31, 2022, we dismissed Davidson & Company LLP ("Davidson") as the Company's independent registered public accounting firm.

The reports of Davidson on the Company's consolidated financial statements for the years ended August 31, 2021 and 2020 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle. During the years ended August 31, 2021 and 2020, and during the subsequent period from September 1, 2021 through August 31, 2022 and up to the date of this Annal Report on Form 10-K, there were (i) no disagreements between the Company and Davidson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which, if not resolved to Davidson's satisfaction, would have caused Davidson to make reference thereto in its reports, and (ii) no "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Engagement of New Independent Registered Public Accounting Firm

Concurrently therewith, on August 31, 2022, the Company approved the selection of Smythe LLP ("Smythe") as the Company's independent registered public accounting firm for the fiscal year ending August 31, 2022.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of August 31, 2022.

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act, is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are transacted in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management concluded that our internal controls over financial reporting were effective as of August 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended August 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All directors hold office for a term of approximately one year, or until the next annual meeting of shareholders, until the election and qualification of their successors. Officers are appointed by our board of directors and serve at the discretion of the board, subject to applicable employment agreements. The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Position Held with the Company	Date First Elected or Appointed
Frederick Vandenberg	Director, President, Corporate Secretary, Chief Executive Officer	CEO since June 2017
CFO since July 2007
Hyonmyong Cho(1)	Chairman of the Board, Director	February 2017
Samuel Jay Graber(1)	Director	February 2017
Dave Summers(1)	Director	February 2019
David Mossberg	Director	November 2021
Olya Massalitina	Chief Financial Officer and Treasurer	April 2022

(1) Member of our Audit Committee

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Fred Vandenberg, B. Comm. MBA, CPA, CA - Mr. Vandenberg has been our Chief Executive Officer since June 2017 and was our Chief Financial Officer from July 2007 to December 2017. Mr. Vandenberg's core responsibilities include strategic planning and coordinating strategic planning, marketing and product development functions of the Company. Mr. Vandenberg has been with the company for 15 years, heading up the finance group and managing the majority of Play MPE® operations, including the initial transition of our customers to commercial agreements in 2008. Mr. Vandenberg oversees the business development and operational functions of Play MPE®, expanding into new markets while ensuring we continue to lead the industry in customer service. Mr. Vandenberg obtained a Bachelor of Commerce from McMaster University in 1991 and a Master of Business Administration (Finance) from McMaster University in 1993. In 1996, Mr. Vandenberg was designated as a Chartered Professional Accountant in Ontario.

Hyonmyong Cho - Mr. Cho has been a director of the Company since February 2017. Hyonmyong Cho is currently a managing member of Greenlaw International Management Company LLC which manages Greenlaw International LP, a fund which invests in microcap stocks. From 2002 to 2008, Mr. Cho was a Managing Director of Forum Partners which managed several real estate private equity funds in Europe and Asia. At Forum Partners, Mr. Cho managed a worldwide team tasked with private equity deal structuring, analysis and negotiation. Prior to Forum Partners, Mr. Cho was a senior associate at Nassau Capital, whose only limited partner was Princeton University, and he was responsible for the due diligence, negotiation, documentation and monitoring of private equity transactions. Prior to that, Mr. Cho was a partner in Novalis Ventures, a venture capital fund focused on early-stage investments in the real estate industry. Before that, Mr. Cho was a Vice President at Cahill, Warnock & Company, a private equity firm focused on making direct investments in micro-cap public companies. Mr. Cho began his career as a financial analyst for Alex Brown & Sons, Inc. in the mergers and acquisitions, real estate and health care groups. Mr. Cho was a Morehead Scholar at the University of North Carolina, graduating with a B.A. in English Literature.

Samuel Jay Graber - Mr. Graber has been a director of the Company since February 2017. In 2016, Mr. Graber retired as VP of Business Development from Apex Software, LLC, but remained a business partner in the company. Apex Software LLC was a privately-owned developer of building drawing and area calculation software for jurisdictional mass appraisal at the municipal, county, province and statewide level as well as for the real estate mortgage appraisal industry. In 2020, the assets of Apex Software, LLC were sold to a long-term business partner with an approximate 1-year wind down of Mr. Graber's continued involvement. Prior to 20 years in the software/technology arena, Mr. Graber worked in direct sales/sales management for various manufacturing entities including automotive and decorative lighting, plastic extrusion, art glass and architectural flooring. Mr. Graber earned a BS degree in both Business Management and in Psychology from Eastern Mennonite College (now EMU).

Dr. David Summers Ph.D., BSc., MBA - Since 2016, Dr. Summers has been a business development and technology commercialization consultant. From 2008 through 2016, Dr. Summers was a director for Chemetics Inc., a global leader in technology-based engineering design for the pulp & paper, and mining & minerals industries. Dr. Summers was responsible for technology development, the electrolyzer business group, and global technical customer service. From 2007 to 2008 Dr. Summers was Vice President, Business Operations for Carbon Credit Corp, a private technology and consulting company. In this role, Dr. Summers helped position the company for acquisition by Ledcor Group. From 1998 to 2007 Dr. Summers worked at Ballard Power Systems, where he spent ten years in progressively senior leadership positions in Research and Development, Product Development and Business Development. He is the author of 12 publications and 5 patents. Dr. Summers holds a Bachelor of Science degree (honours chemistry) from Queen's University, a Ph.D. in Chemistry from the University of British Columbia, and a dual Master of Business Administration degree from Queen's University and Cornell University's Johnson School.

David Mossberg - Mr. Mossberg was appointed a director in November 2021. Mr. Mossberg is a seasoned capital markets executive with more than 25 years of experience analyzing companies and advising public company executives in multiple industries. Mr. Mossberg currently is the CEO of Three Part Advisors, LLC, a strategic investor relations advisory firm. Prior to founding Three Part Advisors, Mr. Mossberg was a sell-side analyst at Southwest Securities and was Director of Research at Hodges Capital Management. Mr. Mossberg holds a MBA from Southern Methodist University and BBA in Finance and BBA in International Business from University of Texas - Arlington. Mr. Mossberg also served in the United States Army Reserves as an interrogator/Russian linguist.

Olya Massalitina BSc., CPA - Mrs. Massalitina was appointed our Chief Financial Officer in April of 2022, replacing the Company's former CFO - Samuel Ritchie. Mrs. Massalitina is a Chartered Professional Accountant with over 10 years of experience working with a variety of publicly traded multinational companies in different industries. During that time, she has provided foundational financial services to clients including auditing, financial reporting, budgeting and forecasting, controls and processes, and more. Through her experience dealing with large international companies Mrs. Massalitina acquired considerable experience in finance, governance, and regulatory compliance. Mrs. Massalitina holds a Bachelor of Science, Mathematics degree from well-recognized Ukrainian University and a Diploma in Accounting from British Columbia Institute of Technology.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations.

ELECTION OF DIRECTORS AND OFFICERS

Our Board has the responsibility for selecting the appropriate leadership structure for the Company. In making leadership structure determinations, the Board considers many factors, including the specific needs of the business and what is in the best interests of the Company's stockholders. Currently, Mr. Hyonmyong Cho serves as Chairman of the Board. The Board believes that its programs for overseeing risk, as described below, would be effective under a variety of leadership frameworks and therefore do not materially affect its choice of structure.

The Board of Directors is led by the Chairman. The Company has five directors, and its Chief Executive Officer and Chief Financial Officer report to the Board of Directors. Our structure provides the Company with multiple leaders who represent the Company to our stockholders, regulators, business partners and other stakeholders, among other reasons set forth below.

  This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company's Chief Executive Officer works directly with those individuals preparing the necessary Board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure and is in the best interest of the stockholders.
  The Company believes this structure allows for efficient and effective oversight, given the Company's relatively small size, its corporate strategy and focus.

Our directors are elected by our shareholders at our annual general meetings. Each director holds office until our next annual general meeting or until the director resigns or is removed in accordance with our bylaws.

THE BOARD'S AND ITS COMMITTEES' ROLE AND RISK OVERSIGHT

Effective risk oversight is an important priority of the Board. Because risks are considered in virtually every business decision, the Board discusses risk throughout the year generally or in connection with specific proposed actions. The Board's approach to risk oversight includes understanding the critical risks in the Company's business and strategy, evaluating the Company's risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

The Board exercises direct oversight of strategic risks to the Company. The Audit Committee reviews and assesses the Company's processes to manage business and financial risk and financial reporting risk. It also reviews the Company's policies for risk assessment and assesses steps management has taken to control significant risks. The management periodically reports to our Board or relevant committee, which provides the relevant oversight on risk assessment and mitigation.

AUDIT COMMITTEE

Our audit committee currently consists of Dr. David Summers, Mr. Hyonmyong Cho, and Mr. Samuel Jay Graber. Each of Mr. Summers, Mr. Cho and Mr. Graber are non-employee directors of the Company and are considered independent as that term is defined by TSX rules and NASDAQ 5605(a)(2) and the applicable rules of the Securities and Exchange Commission. Our Board of Directors has currently designated Mr. Summers and Mr. Cho as "audit committee financial experts" as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the audit committee members are capable of analyzing and evaluating our financial statements and understanding internal controls over financial reporting.

Our Board adopted a charter for the Audit Committee in November 2013, a copy of which is available on our corporate website www.dsny.com.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Exchange Act, or Section 16(a), we believe that during the fiscal year ended August 31, 2022 all such filing requirements were complied with.

DIRECTORS' AND OFFICERS' LIABILITY INSURANCE

Destiny Media Technologies, Inc. has directors' and officers' liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers.

CODE OF ETHICS

The Company's code of ethics is available on our website at https://investors.dsny.com/investors/documents/.

We have adopted a code of ethics that applies to our principal executive officer, principle financial and accounting officer, or persons performing similar functions.

FAMILY RELATIONSHIPS

There are no family relationships among our officers and directors.

ITEM 11. EXECUTIVE COMPENSATION.

The following table presents information regarding the total compensation awarded to, earned by, or paid to each person serving as Chief Executive Officer during the year ended August 31, 2022 and other individuals as required by Item 402(m)(2) of Regulation S-K, during the noted periods. These individuals are our named executive officers for 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Other Annual Compensation ($) (2)	Total ($)
Frederick Vandenberg (3) , Director, President, Chief Executive Officer,	2022	200,139	3,475	-	52,986	22,071	278,671
and former Chief Financial Officer	2021	175,778	24,816	-	-	13,182	213,776
Olya Massalitina (3)(4)	2022	42,969	-	-	-	796	43,765
Chief Financial Officer	2021	-	-	-	-	-	-
Samuel Ritchie (3)(5)	2022	58,844	-	-	-	16,937	75,781
Former Chief Financial Officer	2021	110,292	-	-	-	9,281	119,573

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

(3) Compensation is stated in United States dollars. Where compensation was provided in Canadian dollars, compensation is based on an exchange rate of 0.7862 US dollars for each 1.00 Canadian dollar during the 2022 fiscal year and 0.7878 US dollars for each 1.00 Canadian dollar during the 2021 fiscal year.

(4) Appointed April 2022.

(5) Resigned effective March 2022.

EMPLOYMENT AGREEMENT WITH OUR NAMED EXECUTIVE OFFICERS

We are not party to any written employment agreement or change in control arrangements with Mr. Vandenberg and Mrs. Massalitina. We do not have any agreements with Mr. Vandenberg and Mrs. Massalitina regarding the payments of bonus or other performance incentives. Mr. Vandenberg and Mrs. Massalitina are eligible to receive stock options as and when approved by our Board of Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our named executive officers that were outstanding as of August 31, 2022:

Name and Principal Position	Number of Securities Underlying Unexercised Options # Exercisable	# Unexercisable	Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price $	Option Expiration Date
Frederick Vandenberg, Chief Executive Officer	18,333	61,667	-	1.50	31-Oct-26
Olya Massalitina, Chief Financial Officer	-	-	-	-	-
Samuel Ritchie, Former Chief Financial Officer	-	-	-	-	-

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

Additionally, the Company has the 2015 Stock Option Plan and 2022 Stock Option Plan, under which up to an aggregate of 1,530,000 shares of the common stock have been reserved for issuance. As at August 31, 2022, an aggregate of 937,000 common shares remained eligible for issuance under the plans. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings. In addition, our directors are eligible for grants of options to purchase shares of our common stock at the discretion of our Board of Directors.

The following table summarizes compensation paid to all of our directors who were not our named executive officers during the fiscal year ended August 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Hyonmyong Cho	-	-	28,262	-	28,262
Samuel Jay Graber	-	-	28,262	24,861	53,123
David Summers	-	-	28,262	-	28,262
David Mossberg	-	-	20,424	24,965	45,389

(1) Other compensation includes participation in the employee share purchase plan described above under long term incentive plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 14, 2022 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Name of beneficial owner	# of Shares	%
Hyonmyong Cho (2)	526,788	5.20%
Samuel Jay Graber (3)	207,802	2.05%
Frederick Vandenberg (4)	445,468	4.40%
David Summers(5)	95,881	*
David Mossberg (6)	42,797	*
Olya Massalitina	-	*
Samuel Ritchie(7)	7,259	*
All directors and executive officers as a group (7 persons)	1,325,995	13.10%
Mark Graber (8)	2,085,779	20.61%

*Non-officer director owning less than 1%.

(1) Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of such shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of November 14, 2022. As of November 14, 2022, there were 10,122,261 shares of our common stock issued and outstanding.

(2) Consists of 142,735 shares held by Mr. Cho and 25,000 shares that may be acquired upon the exercise of stock options held by Mr. Cho within 60 days of November 14, 2022 and includes 361,553 shares held through Mr. Cho's indirect pecuniary ownership held through Greenlaw International LP, a Delaware limited partnership (the "Fund"), and Greenlaw International GP LLC, a Delaware limited liability company and the general partner of the Fund which has the right to receive an allocation of a portion of the profits of the Fund.

(3) Consists of 185,302 shares held by Mr. Graber, and 22,500 shares that may be acquired upon the exercise of stock options held by Mr. Graber within 60 days of November 14, 2022.

(4) Consists of 412,135 shares held by Mr. Vandenberg and 33,333 shares that are acquirable upon the exercise of stock options held by Mr. Vandenberg within 60 days of November 14, 2022.

(5) Consists of 23,381 shares held by Mr. Summers and 72,500 shares that are acquirable upon the exercise of stock options held by Mr. Summers within 60 days of November 14, 2022.

(6) Consists of 20,297 shares held by Mr. Mossberg and 22,500 shares that are acquirable upon the exercise of stock options held by Mr. Mossberg within 60 days of November 14, 2022.

(7) Consists of 7,259 shares held by Mr. Ritchie, former Chief Financial Officer, resigned effective March 2022.

(8) Consists of (i) 1,933,809 shares of the Company's common stock directly held by Mark Graber; (ii) 145,970 shares beneficially owned by Four Star Investments, a Texas partnership over which Mr. Graber has shared voting and disposition power; and (iii) 6,000 shares held by Mr. Graber's spouse.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information about our equity compensation plans as of August 31, 2022.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	483,000	$1.50	517,000
Equity compensation plans not approved by stockholders	110,000	$1.45	420,000
Total	593,000	$1.48	937,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described under "Item 11. Executive Compensation" and under "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" none of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which the Company proposes to be a party:

  any director or officer;
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate audit and review fees incurred for the fiscal years ended August 31, 2022 and 2021 were $52,800 and $55,400, respectively. Such fees included work completed for our annual audit and for the review of our consolidated financial statements included in our Forms 10-K and 10-Q.

The 2021 audit was performed by Davidson & Company LLP, the Company's former auditor. The 2022 audit was performed by Smythe LLP, the Company's current auditor, appointed as the Company's new independent registered public accounting firm on August 31, 2022.

Audit Related Fees

None.

Tax Fees

For the fiscal years ended August 31, 2022 and 2021, the Company incurred $10,200 and $9,000, respectively, in fees billed for tax compliance, tax advice, and tax planning services provided by our consultants.

All Other Fees

None.

Pre-Approval Policies and Procedures

All auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by our independent auditor must be approved by the Audit Committee in advance, except non-audit services (other than review and attestation services) if such services fall within exceptions established by the SEC. The Audit Committee will pre-approve any permissible non-audit services to be provided by the Company's independent auditors on behalf of the Company that do not fall within any exception to the pre-approval requirements established by the SEC. The Audit Committee may delegate to one or more members the authority to pre-approve permissible non-audit services, but any such delegate or delegates must present their pre-approval decisions to the Audit Committee at its next meeting. All of our accountants' services described above were pre-approved by the Audit Committee or by one or more members under the delegate authority described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

LIST OF DOCUMENTS FILED AS PART OF THE REPORT

The following documents are filed as part of this report:

(a)(1) Financial Statements:

1. Report of Independent Registered Public Accounting Firm (PCAOB ID No. 995);
2. Report of Independent Registered Public Accounting Firm (Davidson & Company LLP)
3. Consolidated Balance Sheets;
4. Consolidated Statements of Comprehensive Income (loss);
5. Consolidated Statements of Cash Flows;
6. Consolidated Statement of Changes in Stockholders' Equity; and
7. Notes to the Consolidated Financial Statements.

(a)(2) Financial Statement Schedules:

(a)(3) Exhibits:

3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 8, 2014).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit B to the Plan of Conversion as filed in our Definitive Proxy Statement on Form DEF14A on August 18, 2014)

3.3	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 13, 2019)

4.1	Description of Capital Stock

4.2	2015 Stock Option Plan

10.1†	Employee Stock Purchase Plan (incorporated by reference to our Other Definitive Proxy Statements on Form DEF 14A filed on February 04, 2011).

21.1*	Subsidiaries of the Registrant.
24*	Power of Attorney (included in Signature pages)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

100*	XBRL-Related Documents
101*	Interactive Data File

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL documentXBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: November 14, 2022

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

By: /s/Frederick Vandenberg

Frederick Vandenberg, President

Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022

By: /s/Olya Massalitina

Olya Massalitina, CPA

Chief Financial Officer, Treasurer

(Principal Financing and Accounting Officer)

Date: November 14, 2022

By: /s/ Hyonmyong Cho

Hyonmyong Cho

Director

Date: November 14, 2022

By: /s/ Samuel Jay Graber

Samuel Jay Graber

Director

Date: November 14, 2022

By: /s/ David Summers

David Summers

Director
Date: November 14, 2022

By: /s/ David Mossberg

David Mossberg

Director
Date: November 14, 2022