Form 10-Q
period 2022-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2023-01-17
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

[  ]Yes   [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  [  ] Yes   [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant's common stock, par value $0.001, as of January 11, 2023 was 10,122,261.

DESTINY MEDIA TECHNOLOGIES, INC.

FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets
(Unaudited)

	Notes	November 30, 2022	August 31, 2022
ASSETS
Cash and cash equivalents	3	$2,246,205	$2,095,928
Accounts receivable, net of allowance for doubtful accounts of $36,924 (August 31, 2022- $39,518)	7	380,092	483,774
Other receivables		36,735	29,600
Prepaid expenses		51,829	83,242
Deposits		32,270	33,305
Total current assets		2,747,131	2,725,849

Property and equipment, net	4	268,314	311,792
Intangible assets, net	5	758,313	529,717
Total assets		$3,773,758	$3,567,358

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable		$105,069	$116,290
Accrued liabilities		338,570	319,738
Deferred revenue		16,893	21,043
Total current liabilities		460,532	457,071
Total liabilities		460,532	457,071

Commitments and contingencies	7	-	-

Stockholders' equity
Common stock, par value $0.001, authorized 20,000,000 shares. Issued and outstanding - 10,122,261 shares (August 31, 2022 - issued and outstanding 10,122,261 shares)	6	10,122	10,122
Additional paid-in capital	6	9,153,005	9,115,848
Accumulated deficit		(5,381,199)	(5,639,465)
Accumulated other comprehensive loss		(468,702)	(376,218)
Total stockholders' equity		3,313,226	3,110,287
Total liabilities and stockholders' equity		$3,732,603	$3,567,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

		Three Months Ended November 30,
	Notes	2022	2021
Service revenue	8	$1,020,737	$1,134,151

Cost of revenue
Hosting costs		27,959	42,184
Internal engineering support		12,570	8,400
Customer support		71,228	47,603
Third-party and transactions costs		17,690	19,376
		129,447	117,563
Gross margin		891,290	1,016,588
		87%	90%
Operating expenses
General and administrative		163,061	150,624
Sales and marketing		174,226	415,810
Product development		263,426	258,424
Depreciation and amortization	4,5	36,379	27,172
		637,092	852,030
Income from operations		254,198	164,558

Other income
Interest and other income		7,668	1,043
Income before income tax		$261,866	$165,601
Current income tax expense		(3,600)	-

Net income		$258,266	$165,601
Foreign currency translation adjustments		(92,484)	(38,768)
Total comprehensive income		$165,782	$126,833

Net income per common share
Basic		$0.03	$0.02
Diluted		$0.03	$0.02

Weighted average common shares outstanding:
Basic		10,122,261	10,257,964
Diluted		10,122,261	10,337,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders' Equity

For the Three Months Ended November 30, 2022 and 2021

(Unaudited)

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficiency)
Balance, August 31, 2022		10,122,261	$10,122	$9,115,848	$(5,639,465)	$(376,218)	$3,110,287
Total comprehensive income		-	-	-	258,266	(92,484)	165,782
Stock-based compensation	6(b)	-	-	37,157	-	-	37,157
Balance, November 30, 2022		10,122,261	$10,122	$9,153,005	$(5,381,199)	$(468,702)	$3,313,226

Balance, August 31, 2021		10,265,361	$10,266	$9,157,804	$(5,788,539)	$(261,133)	$3,118,398
Total comprehensive income		-	-	-	165,601	(38,768)	126,833
Common shares retired	6(a)	(30,300)	(31)	(44,135)	-	-	(44,166)
Stock-based compensation		-	-	25,906	-	-	25,906
Balance, November 30, 2021		10,235,061	$10,235	$9,139,575	$(5,622,938)	$(299,901)	$3,226,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Three Months Ended November 30,
	Notes	2022	2021

Operating Activities
Net income		$258,266	$165,601
Adjustments to reconcile net income to net cash provided (used) in operations:
Depreciation and amortization	4,5	36,379	27,172
Stock-based compensation	6(b)	37,157	25,906
Allowance for doubtful accounts		1,370	-
Unrealized foreign exchange loss		(12,869)	3,436
Changes in non-cash working capital:
Accounts receivable		99,817	(177,303)
Other receivables		(6,951)	(6,212)
Prepaid expenses and deposits		30,234	(4,971)
Accounts payable		442	(94,434)
Accrued liabilities		19,200	12,709
Deferred revenue		(3,508)	(4,530)
Net cash provided by (used in) operating activities		459,537	(52,626)

Investing Activities
Development of software		(248,309)	(72,290)
Purchase of property, equipment, and intangibles	4,5	-	(7,997)
Net cash used in investing activities		(248,309)	(80,287)

Financing Activities
Common stock repurchased for cancellation	6(a)	-	(44,166)
Net cash used in financing activities		-	(44,166)

Effect of foreign exchange rate changes on cash		(60,951)	(39,157)

Net increase (decrease) in cash and cash equivalents		150,277	(216,236)
Cash and cash equivalents, beginning of period		2,095,928	2,752,662
Cash and cash equivalents, end of period		$2,246,205	$2,536,426

Supplementary disclosure:
Interest paid		$-	$-
Income taxes paid		$3,600	$-

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

The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K filed with the SEC on November 14, 2022 (the "2022 Form 10-K"). The balance sheet as of August 31, 2022 was derived from audited consolidated financial statements included in the 2022 Form 10-K but does not include all disclosures required by U.S. GAAP for complete financial statements. The Company's significant accounting policies are described in Note 2 to those consolidated financial statements.

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

3. CASH AND CASH EQUIVALENTS

The Company's cash includes cash in readily available checking accounts. The Company's cash equivalents consist of one-year Guaranteed Investment Certificates ("GIC") with a major Canadian financial institution that earn interest at variable interest rates ranging from 0.10% - 2.36% and had reached their maturity.

4. PROPERTY AND EQUIPMENT

	November 30, 2022
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$132,130	$(119,161)	$12,969
Computer hardware	310,306	(255,705)	54,601
Computer software	652,753	(452,009)	200,744
Leasehold improvements	-	-	-
Total property and equipment	$1,095,189	$(826,875)	$268,314

	August 31, 2022
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$136,369	$(122,279)	$14,090
Computer hardware	320,260	(259,339)	60,921
Computer software	673,691	(436,910)	236,781
Leasehold improvements	-	-	-
Total property and equipment	$1,130,320	$(818,528)	$311,792

Depreciation and amortization for the three months ended November 30, 2022 was $33,902 (November 30, 2021 - $16,905).

5. INTANGIBLE ASSETS, NET

	November 30, 2022
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$747,815	$-	$747,815
Patents, trademarks, and lists	449,916	(439,418)	10,499
Total intangible assets	$1,195,765	$(439,418)	$758,313

	August 31, 2022
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$516,397	$-	$516,397
Patents, trademarks, and lists	464,285	(450,965)	13,320
Total intangible assets	$980,682	$(450,965)	$529,717

Depreciation and amortization for the three months ended November 30, 2022 was $2,477 (November 30, 2021 - $10,267).

6. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share. During the three months ended November 30, 2022 the Company did not issue any common stock .

6. STOCKHOLDERS' EQUITY (cont'd)

[b] Stock option plans

Pursuant to the Company's 2015 Stock Option Plan (the "2015 Plan"), 530,000 shares of common stock have been reserved for issuance. A total of 420,000 common shares remain eligible for issuance under the 2015 Plan. On February 18, 2022, the Company received shareholder approval for the 2022 Stock Option Plan (the "2022 Plan") (together with the 2015 Plan, the "Plans"), whereby 1,000,000 common shares are reserved for issuance. As of November 30, 2022, 524,000 common shares remain eligible for issuance under the 2022 Plan.

The options generally vest over a range of periods from the date of grant, some are immediate, and others vest over 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the underlying common shares are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of stock option activity under the Plans as of November 30, 2022, and changes during the period were the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at August 31, 2021	410,000	$1.34	2.26	$-
Granted	561,000	$1.50	5.00	$-
Forfeited	(91,583)	$1.38	3.85	$-
Repurchased	(82,500)	$1.00	2.25	$-
Expired	(203,917)	$1.46	0.50	$-
Outstanding at August 31, 2022	593,000	$1.49	3.79	$-
Forfeited	(4,250)	$1.50	3.92	$-
Expired	(2,750)	$1.50	3.92	$-
Outstanding at November 30, 2022	586,000	$1.49	3.54	$-
Exercisable at November 30, 2022	330,083	$1.48	3.24	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the options that were in-the-money as of November 30, 2022.

The following table summarizes information regarding the non-vested options outstanding as of November 30, 2022, and changes during the period:

	Number of Options	Weighted Average Exercise Price
Non-vested options at August 31, 2021	98,750	$0.48
Granted	561,000	$1.50
Forfeited	(91,583)	$1.38
Vested	(239,958)	$1.44
Expired	(7,667)	$1.50
Non-vested options at August 31, 2022	320,542	$1.50
Vested	(60,375)	$1.50
Forfeited	(4,250)	$1.50
Non-vested options at November 30, 2022	255,917	$1.50

As of November 30, 2022, there was $141,020 (November 30, 2021 - $534,838) of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1 year (November 30, 2021 - 2.21 years).

6. STOCKHOLDERS' EQUITY (cont'd)

[b] Stock option plans (cont'd)

During the three months ended November 30, 2022, the total stock-based compensation expense is reported in the statement of comprehensive income as follows:

	Three Months Ended November 30,
Stock-based compensation	2022	2021
General and administrative	$19,149	$2,424
Sales and marketing	6,686	13,950
Product development	11,322	9,532
Total stock-based compensation	$37,157	$25,906

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

During the three-month period ended November 30, 2022, the Company recognized compensation expense of $18,672 (November 30, 2021 - $17,227) in salaries and wages on the consolidated statement of comprehensive income in respect of the ESPP, representing the Company's employee matching of cash contributions to the ESPP. The shares were purchased on the open market at an average price of $0.53 (November 30, 2021 - $1.48). The shares are held in trust by the Company for a period of one year from the date of purchase.

[d] Earnings Per Share

Net income (loss) per common share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per common share (diluted) is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued be calculated using the treasury stock method. Under the treasury stock method, all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period, but only if dilutive. For the three ended November 30, 2022 the outstanding options, in the amount of 586,000, were anti-dilutive and have been excluded from the calculation of diluted income (loss) per share.

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

8. CONCENTRATIONS AND ECONOMIC DEPENDENCE

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers earned during the three months ended November 30, 2022 and 2021, by product and location of customer, was as follows:

	Three Months Ended November 30,
	2022	2021
Play MPE®
North America	$534,844	$577,149
Europe	438,681	484,336
Australasia	40,024	64,032
Africa	7,188	6,954
Total Play MPE®	1,020,737	1,132,471

Clipstream®
North America	-	1,680
Total	$1,020,737	$1,134,151

Revenue in the above table is based on location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the three months ended November 30, 2022, the Company generated 39% of total revenue from one customer (November 30, 2021 - 37%).

It is in management's opinion that the Company is not exposed to significant credit risk.

As at November 30, 2022, one customer represented $137,858 (or 35.7%) of the trade receivables balance (November 30, 2021 - one customer represented $272,449 or 48%).

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties, and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as "may," "can," "anticipate," "assume," "should," "indicate," "would," "believe," "contemplate," "expect," "seek," "estimate," "continue," "plan," "point to," "project," "predict," "could," "intend," "target," "potential" and other similar words and expressions of the future.

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

Customers range from small independent artists to the world's largest record labels (the "Major Record Labels"). The Major Record Labels are Universal Music Group ("Universal"), Warner Music Group ("Warner") and Sony Music Entertainment ("Sony"). These record labels directly own numerous sub-labels that include Capitol Music Group, Def Jam Recordings, Interscope Records, Island Records, Republic Records, Polydor, Deutsche Grammophon, Motown, Verve Label Group, Virgin Music Label and Artists Services, EMI, RCA Records, Epic Records, Columbia Records, Arista Records, Legacy Recordings, Provident Entertainment, Warner Records, Warner Bros, Atlantic Records Group, 300 Elektra Entertainment, to name only a few. Play MPE® welcomes all of these labels into its customer base.

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
  Release Scheduling allows numerous scheduling functions for initial announcements, repeated announcements, changes in DRM (a recipient's ability to download or only stream the content) etc. These schedules can be uniquely edited by recipient or recipient list. Several features here are also available to facilitate release scheduling at scale.
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
  Global release sharing (replication): With global release sharing, distribution centers can share a release to a territory. That territory then can reuse the release while localizing it to suit the particular needs of that jurisdiction (editing language, artist information, local concert dates, local contacts etc.). This eliminates duplication of upload and data entry while reducing errors. In the context of global distribution, across multiple territories, multiple labels, and thousands of unique releases, savings of staff time is significant. Metadata completeness and accuracy are also increased. When complete metadata is conveyed, recipient engagement is higher. Higher recipient engagement increases record label revenue. Within the included metadata are ISRC codes which are unique codes used to remit track royalties. When ISRC codes are communicated, royalty remittances are complete and timely. These aspects provide significant competitive advantages to Universal.
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2022 AND 2021

Revenue

Total revenue for the three months ended November 30, 2022 decreased by approximately 10% to $1,020,737 compared to the revenue of $1,134,151 for the three months ended November 30, 2021. Adjusted for impacts of foreign currency translation Play MPE® revenue declined by 4.1%. While unfavorable foreign exchange is the single largest source of the Company's revenue decline, adverse economic impacts affecting our independent customers led to a 13% reduction in revenue from our smaller independent record labels. These declines are expected to be temporary and to reverse as artist touring revenue rebounds following the lockdowns associated with the global pandemic.

On the positive side, with efforts on product and business development, and adjusting for foreign exchange, global revenue from Universal Music Group grew by 8.7%, and global revenue from Warner Music Group by 10.5%. The Company has emphasized stronger commercial relationships with the Major Labels to provide a corner stone to stronger long term revenue growth.

Product investments over the last several years have been focused on providing global distribution functionality in a browser-based platform that provides significant competitive advantages. These advantages are seen most prominently in a global distribution context and broadly consist of a significant reduction of global distribution costs, increased control over content, and various aspects that enhance the effectiveness of our client's marketing efforts which has a direct improvement to our customers' revenue. These investments delayed development efforts to expand services and add items that will assist in growing our customer base and has delayed revenue growth from smaller independent record labels. The Company is now moving resources to expand our addressable market and increase customer acquisition.

The Company's revenues are denominated predominantly in US Dollars, Euros and Australian Dollars. Major Label revenue is predominantly (90%) denominated in Euro and, as a result of the decline in the value of the Euro relative to the United States dollar, global Major Label revenue was adversely impacted in spite of growth within the European segment.

Gross Margin

Gross margin for the three months ended November 30, 2022 was 87.3% of revenue, which represents a decrease of 2.8% from the three months ended November 30, 2021. The Company's cost of revenue consists of data hosting and processing charges, third party transaction related costs, and engineering, technical and customer support costs. These costs are driven by the size and volume of customer transactions processed, as well as the relative proportion of "full-service" versus "self-service" revenue. Our self-service sales are derived from customers who have been provided with a customer account to access our encoder to independently upload and publish releases. Our full-service revenue is derived from customers who are fully serviced by our internal staff, who prepare and publish releases on their behalf. During the three months ended November 30, 2022, our gross margin decreased over the comparative period predominately due to increase in staffing costs associated with the technical and customer support departments.

Operating Expenses

Operating costs during the three months ended November 30, 2022 decreased by 25.2% to $637,092 (November 30, 2021 - $852,029). The decrease in costs was primarily the result of the following two main factors:

  A decrease of approximately 5.2% due to favorable foreign exchange rates as the US dollar strengthened relative to the Canadian dollar where the majority of the Company's costs reside.
  An increase of approximately $175,000 in salaries and wages that were capitalized. This increase in capitalized software development costs represents approximately 20.5% reduction in current operating costs. Costs capitalized represent investments in new products and enhancements to the Play MPE® platform that are capitalized based on an assessment of their positive incremental value to the Company.

	Three Months Ended November 30,
General and administrative expenses	2022	2021	$ Change	% Change
Wages and benefits	$116,968	$69,575	47,393	68.1%
Professional fees	54,383	18,295	36,088	197.3%
Office and miscellaneous	20,924	27,404	(6,480)	-23.6%
Shareholder relations	4,226	3,629	597	16.5%
Rent	11,751	5,744	6,007	104.6%
Foreign exchange	(73,442)	(3,080)	(70,362)	2,284.5%
Telecommunications	2,281	821	1,460	177.8%
Bad debt	(1,370)	4,316	(5,686)	-131.7%
Other	27,340	23,920	3,420	14.3%
Total general and administrative expenses	$163,061	$150,624	12,437	8.3%

Our general and administrative expenses consist of salaries and related personnel costs including overhead, office rent, professional fees, shareholder relations, and general office expenses. The increase in salaries and wages can be explained by increased non-cash stock-based compensation due to the number of share-based awards. The increase in professional fees was due to the timing of various corporate activities.

	Three Months Ended November 30,
Sales and marketing expenses	2022	2021	$ Change	% Change
Wages and benefits	$135,394	$344,415	(209,021)	-60.7%
Advertising and marketing	24,227	33,011	(8,784)	-26.6%
Rent	13,190	33,062	(19,872)	-60.1%
Telecommunications	1,415	5,322	(3,907)	-73.4%
Total sales and marketing expenses	$174,226	$415,810	(241,584)	-58.1%

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

The decrease in wages and benefits is the result of lower overall staffing numbers in business development as well as a shift in focus of staff towards product development.

	Three Months Ended November 30,
Product development expenses	2022	2021	$ Change	% Change
Wages and benefits	$189,469	$201,338	(11,869)	-5.9%
Software services	20,455	18,177	2,278	12.5%
Rent	24,169	22,591	1,578	7.0%
Telecommunications	29,333	16,318	13,015	79.8%
Product development expenses	$263,426	$258,424	5,002	1.9%

Throughout the second half of the prior year, the Company increased product development staffing in order to build upon earlier research and development of a new product complementary to Play MPE®. Overall staffing costs for product development, including those capitalized in the current and prior periods, increased by approximately 55%. The decline in current operating costs represents a large increase in the amount of costs capitalized. During the period ended November 30, 2022, $248,309 in wages and benefits paid to engineering and product development staff were capitalized to software under development intangible assets (November 30, 2021 - $72,290).

Depreciation and Amortization

Depreciation and amortization expense increased to $36,379 for the period ended November 30, 2022 (November 30, 2021 - $27,172). The increase of 33.9% was due to depreciation of additionally capitalized software development costs associated with Play MPE® recipient player applications during the year.

Other Income

Interest income earned on the Company's Guaranteed Investment Certificates was $7,668 for the period ended November 30, 2022 (November 30, 2021 - $1,043). The interest income more than doubled year over year due to increased interest rates in Canada.

Net Income (Loss)

During the three months ended November 30, 2022 we had net income of $258,266 (November 30, 2021 - $165,601)

For the three months ended November 30, 2022, adjusted EBITDA was $324,134 (November 2021 - $217,635). Adjusted EBITDA is not defined under U.S. GAAP and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of our profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense.

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

	Q1 2023	Q4 2022	Q3 2022	Q2 2022	Q1 2022	Q4 2021	Q3 2021	Q2 2021
Net Income (Loss)	$258,266	193,673	$(3,242)	$(202,610)	$165,601	$91,699	$69,594	$(29,466)
Stock-based compensation	37,157	(21,281)	75,163	68,789	25,905	12,620	13,133	26,400
Depreciation, amortization, and deferred leasehold inducements	36,379	52,603	36,313	26,574	27,172	27,969	26,673	13,133
Interest income	(7,668)	(4,460)	(1,686)	(1,964)	(1,043)	(869)	(823)	(875)
Adjusted EBITDA	$324,134	220,535	$106,548	$(109,211)	$217,635	$131,419	$108,577	$9,192

LIQUIDITY AND FINANCIAL CONDITION

As at November 30, 2022, the Company held $2,246,205 (August 31, 2022 - $2,095,928) in cash and cash equivalents. Our cash equivalents consisted of one-year Guaranteed Investment Certificates held through a major Canadian financial institution and had reached their maturity.

As at November 30, 2022, we had working capital of $2,286,599 compared to $2,268,778 as at August 31, 2022.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Three Months Ended November 30,
Net cash and cash equivalents provided by (used in)	2022	2021	$ Change	% Change
Operating activities	$459,537	$(52,626)	512,163	-973.2%
Investing activities	(248,309)	(80,287)	(168,022)	-209.3%
Financing activities	-	(44,166)	44,166	-100.0%
Effect of foreign exchange rate changes on cash	(60,951)	(39,157)	(21,794)	-55.7%
Net increase (decrease) in cash and cash equivalents	$150,277	$(216,236)	366,513	-169.5%

Operating Activities

Net cash provided by operating activities during the period ended November 30, 2022 was $459,537 (November 30, 2021 - $52,626). The primary reason for the increase in cash flows from operating activities was the timing of receipts from our customers.

Investing Activities

Net cash used in investing activities for the period ended November 30, 2022 was $248,309, compared to cash used in investing activities of $80,287 for the period ended November 30, 2021. During the three-month period ended November 30, 2022, the contributions made towards investing activities was cash spent on new capital assets and internally developed computer software.

Financing Activities

Net cash used in financing activities during the period ended November 30, 2022 was Nil (November 30, 2021 - $44,166).

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

For a description of our critical accounting policies, see the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" and "Financial Statements and Supplementary Data - Note 2, Summary of Significant Accounting Policies" contained in our 2022 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the three months ended November 30, 2022.

OFF-BALANCE SHEET ARRANGEMENTS

As of November 30, 2022, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of November 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended November 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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
Frederick Vandenberg Chief Executive Officer, President (Principal Executive Officer) Date: Jan 03, 2023

By:	/s/ Olya Massalitina
Olya Massalitina Chief Financial Officer, Treasurer (Principal Financing and Accounting Officer) Date: Jan 03, 2023