Form 10-Q
period 2023-02-28
DESTINY MEDIA TECHNOLOGIES INC
filed 2023-04-17
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

________________________________________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant's common stock, par value $0.001, as of April 14, 2023, was 10,122,261.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	Notes	February 28, 2023	August 31, 2022
ASSETS
Cash and cash equivalents	3	$1,974,019	$2,095,928
Accounts receivable, net of allowance for doubtful accounts of $41,148 (August 31, 2022- $39,518)	7	531,982	483,774
Other receivables		48,320	29,600
Prepaid expenses		50,097	83,242
Deposits		32,069	33,305
Total current assets		2,636,487	2,725,849

Property and equipment, net	4	237,497	311,792
Intangible assets, net	5	953,792	529,717
Total assets		$3,827,776	$3,567,358

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable		$103,072	$116,290
Accrued liabilities		367,521	319,738
Deferred revenue		26,070	21,043
Total current liabilities		496,663	457,071
Total liabilities		496,663	457,071

Commitments and contingencies	7	-	-

Stockholders' equity
Common stock, par value $0.001, authorized 20,000,000 shares. Issued and outstanding - 10,122,261 shares (August 31, 2022 - issued and outstanding 10,122,261 shares)	6	10,122	10,122
Additional paid-in capital	6	9,191,090	9,115,848
Accumulated deficit		(5,382,475)	(5,639,465)
Accumulated other comprehensive loss		(487,624)	(376,218)
Total stockholders' equity		3,331,113	3,110,287
Total liabilities and stockholders' equity		$3,827,776	$3,567,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

		Three Months Ended February 28,		Six Months Ended February 28,
	Notes	2023	2022	2023	2022

Service revenue	8	$899,042	$896,420	$1,919,779	$2,030,571

Cost of revenue
Hosting costs		25,526	45,611	53,485	87,795
Internal engineering support		12,883	13,812	25,453	22,212
Customer support		73,008	78,266	144,236	125,869
Third-party and transactions costs		15,177	13,622	32,867	32,998
		126,594	151,311	256,041	268,874

Gross margin		772,448	745,109	1,663,738	1,761,697

Operating expenses
General and administrative	6(b)	175,345	314,941	338,406	465,566
Sales and marketing	6(b)	258,300	251,875	432,526	667,685
Product development	6(b)	312,904	367,311	576,330	625,734
Depreciation and amortization	4,5	35,952	26,574	72,331	53,746
		782,501	960,701	1,419,593	1,812,731

Income (loss) from operations		(10,053)	(215,592)	244,145	(51,034)

Other income
Interest and other income		8,777	1,964	16,445	3,007
Gain on disposal of assets		-	11,018	-	11,018
Net income (loss) before income tax		(1,276)	(202,610)	260,590	(37,009)

Current income tax expense		-	-	(3,600)	-

Net income (loss)		(1,276)	(202,610)	256,990	(37,009)

Foreign currency translation adjustments		(18,922)	1,961	(111,406)	(36,807)
Total comprehensive income (loss)		$(20,198)	$(200,649)	$145,584	$(73,816)

Net income (loss) per common share
Basic	6	$(0.00)	$(0.02)	$0.03	$0.00
Diluted	6	$(0.00)	$(0.02)	$0.03	$0.00

Weighted average common shares outstanding:
Basic	6	10,122,261	10,208,956	10,122,261	10,259,374
Diluted	6	10,122,261	10,208,956	10,122,261	10,259,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders' Equity

For the Three and Six Months Ended February 28, 2023 and 2022

(Unaudited)

		Common stock
	Note	Shares	Amount	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficiency)
Balance, November 30, 2021		10,235,071	$10,235	$9,139,575	$(5,622,938)	$(299,901)	$3,226,971
Total comprehensive income (loss)		-	-	-	(202,610)	1,961	(200,649)
Stock-based compensation		-	-	68,788	-	-	68,788
Stock options purchases and retired		-	-	(8,776)	-	-	(8,776)
Common shares retired	6(a)	(112,800)	(113)	(135,122)	-	-	(135,235)
Balance, February 28, 2022		10,122,271	10,122	9,064,465	(5,825,548)	(297,940)	2,951,099

Balance, November 30, 2022		10,122,261	$10,122	$9,153,005	$(5,381,199)	$(468,702)	$3,313,226
Total comprehensive loss		-	-	-	(1,276)	(18,922)	(20,198)
Stock-based compensation	6(b)	-	-	38,085	-	-	38,085
Stock options repurchased and retired		-	-	-	-	-	-
Balance, February 28, 2023		10,122,261	$10,122	$9,191,090	$(5,382,475)	$(487,624)	$3,331,113

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficiency)
Balance, August 31, 2021		10,265,371	$10,266	$9,157,804	$(5,788,539)	$(261,133)	$3,118,398
Total comprehensive loss		-	-	-	(37,009)	(36,807)	(73,816)
Stock-based compensation		-	-	94,694	-	-	94,694
Stock options purchases and retired		-	-	(8,776)	-	-	(8,776)
Common shares retired		(143,100)	(144)	(179,257)	-	-	(179,401)
Balance, February 28, 2022		10,122,271	10,122	9,064,465	(5,825,548)	(297,940)	2,951,099

Balance, August 31, 2022		10,122,261	$10,122	$9,115,848	$(5,639,465)	$(376,218)	$3,110,287
Total comprehensive income (loss)		-	-	-	256,990	(111,406)	145,584
Stock-based compensation	6(b)	-	-	75,242	-	-	75,242
Stock options repurchased and retired		-	-	-	-	-	-
Balance, February 28, 2023		10,122,261	10,122	9,191,090	(5,382,475)	(487,624)	3,331,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Six Months Ended February 28,
	Notes	2023	2022

Operating Activities
Net income (loss)		$256,990	$(37,009)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4	72,331	53,746
Stock-based compensation	6(b)	75,242	94,694
Allowance for doubtful accounts		(3,126)	11,442
Gain on disposal of assets	4,5	-	(11,018)
Unrealized foreign exchange loss		-	(531)
Changes in non-cash working capital:
Accounts receivable		(28,565)	158,341
Other receivables		(16,473)	(153,282)
Prepaid expenses and deposits		31,748	43,474
Accounts payable		(43,373)	(95,821)
Accrued liabilities		51,534	39,559
Deferred revenue		5,861	(24,969)
Operating lease liability		-	(9,498)
Net cash provided by operating activities		402,169	69,128

Investing Activities
Development of software		(452,051)	(155,988)
Purchase of property, equipment, and intangibles	4,5	(4,741)	(13,692)
Net cash used in investing activities		(456,792)	(169,680)

Financing Activities
Repurchase of common stock for retirement	6(a)	-	(179,400)
Repurchase of stock options for retirement		-	(8,776)
Net cash used in financing activities		-	(188,176)

Effect of foreign exchange rate changes on cash		(67,286)	(30,428)

Decrease in cash and cash equivalents		(121,909)	(319,156)
Cash and cash equivalents, beginning of period		2,095,928	2,752,662
Cash and cash equivalents, end of period		1,974,019	2,433,506
Supplementary disclosure:
Interest paid		$-	$-
Income taxes paid		$3,600	$-

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to the recoverability of long-term assets including property and equipment, intangible assets, estimated useful life of property and equipment and intangible assets, valuation of stock-based compensation, and capitalization of software development.

3. CASH AND CASH EQUIVALENTS

The Company's cash includes cash in readily available checking accounts. The Company's cash equivalents consist of one-year cashable Guaranteed Investment Certificates ("GIC") with a major Canadian financial institution that earn interest at variable interest rates ranging from 0.10% - 2.36% and had reached their maturity.

4. PROPERTY AND EQUIPMENT, NET

	February 28, 2023
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$131,309	$(119,099)	$12,210
Computer hardware	312,335	(258,692)	53,643
Computer software	649,434	(477,790)	171,644
Total property and equipment	$1,093,078	$(855,581)	$237,497

	August 31, 2022
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$136,369	$(122,279)	$14,090
Computer hardware	320,260	(259,339)	60,921
Computer software	673,691	(436,910)	236,781
Total property and equipment	$1,130,320	$(818,528)	$311,792

5. INTANGIBLE ASSETS, NET

	February 28, 2023
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$945,135	$-	$945,135
Patents, trademarks, and lists	447,131	(438,474)	8,657
Total intangible assets	$1,392,266	$(438,474)	$953,792

	August 31, 2022
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$516,397	$-	$516,397
Patents, trademarks, and lists	464,285	(450,965)	13,320
Total intangible assets	$980,682	$(450,965)	$529,717

Depreciation and amortization for the three and six-month periods ended February 28, 2023 was $35,952 and 72,331 respectively (three and six month periods ended February 28, 2022: $26,574 and $53,746).

6. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

On January 15, 2021, the Company commenced a Normal Course Issuer Bid ("NCIB"), pursuant to which the Company may purchase up to a maximum of 522,532 common shares, through the TSX Venture Exchange (the "TSX") at the market price at the time of purchase, subject to daily limits and compliance with the applicable rules of the TSX and Canadian securities laws. During the six-month period ended February 28, 2022, the Company repurchased and cancelled 112,800 common shares for $135,235. The Company did not issue, repurchase, or cancel any common stock for the six-month period ended February 28, 2023.

6. STOCKHOLDERS' EQUITY (cont'd)

[b] Stock option plans

Pursuant to the Company's 2015 Stock Option Plan (the "2015 Plan"), 530,000 shares of common stock have been reserved for issuance. A total of 420,000 common shares remain eligible for issuance under the 2015 Plan. On February 18, 2022, the Company received shareholder approval for the 2022 Stock Option Plan (the "2022 Plan") (together with the 2015 Plan, the "Plans"), whereby 1,000,000 common shares are reserved for issuance. As of February 28, 2023 539,000 common shares remain eligible for issuance under the 2022 Plan.

The options generally vest over a range of periods from the date of grant, some are immediate, and others vest over 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the underlying common shares are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of stock option activity under the Plans as of February 28, 2023, and changes during the period were the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at August 31, 2021	410,000	$1.34	2.26	$-
Granted	561,000	$1.50	5.00	$-
Forfeited	(91,583)	$1.38	3.85	$-
Repurchased	(82,500)	$1.00	2.25	$-
Expired	(203,917)	$1.46	0.50	$-
Outstanding at August 31, 2022	593,000	$1.49	3.79	$-
Forfeited	(15,000)	$1.40	3.41	$-
Expired	(2,000)	$1.46	0.46	$-
Outstanding at February 28, 2023	576,000	$1.49	3.29	$-
Exercisable at February 28, 2023	326,333	$1.48	2.98	$-

As of February 28, 2023, there was $141,020 (February 28, 2022 - $478,476) of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1 year (February 28, 2022 - 1.91 years). There was no repurchase of stock option for the six months ended February 28, 2023 (February 28, 2022 - $8,776).

6. STOCKHOLDERS' EQUITY (cont'd)

[b] Stock option plans (cont'd)

During the six months ended February 28, 2023, the total stock-based compensation expense is reported in the statement of comprehensive income as follows:

	Six Months Ended February 28,
Stock-based compensation	2023	2022
General and administrative	$38,326	$28,408
Sales and marketing	14,273	37,878
Product development	22,643	28,408
Total stock-based compensation	$75,242	$94,694

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

During the three and six month periods ended February 28, 2023, the Company recognized compensation expense of $18,672 and $70,170, respectively (three and six month periods ended February 28, 2022 - $17,227 and $77,527) in salaries and wages on the condensed consolidated statement of comprehensive income (loss) in respect of the ESPP, representing the Company's employee matching of cash contributions to the ESPP. For the six months ended February 28, 2023, the shares were purchased on the open market at an average price of $1.15 (2022 - $0.81). The shares are held in trust by the Company for a period of one year from the date of purchase.

[d] Earnings Per Share

Net income (loss) per common share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per common share (diluted) is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued be calculated using the treasury stock method. Under the treasury stock method, all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period, but only if dilutive. For the six months ended February 28, 2023, the outstanding options, in the amount of 576,000, were anti-dilutive and have been excluded from the calculation of diluted income (loss) per share.

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

Most countries have at various times instituted quarantines, restrictions on travel, “stay at home” rules, social distancing measures and restrictions on the types of businesses that could continue to operate, as well as guidance in response to the pandemic and the need to contain it. The spread of COVID-19 has adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The pandemic has resulted, and may continue to result, in a significant disruption of global financial markets, which may reduce our ability to access capital in the future, which could negatively affect our liquidity.

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

Revenue from external customers earned during the three and six months ended February 28, 2023 and 2022, by product and location of customer, was as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Play MPE®
North America	$406,734	$384,406	$941,577	$961,555
Europe	450,595	468,226	889,278	952,562
Australasia	34,025	37,663	74,049	101,695
Africa	7,688	6,125	14,875	13,079
Total Play MPE®	899,042	896,420	1,919,779	2,028,891

Clipstream®
North America	-	-	-	1,680
Total	$899,042	$896,420	$1,919,779	$2,030,571

Revenue in the above table is based on the location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the six months ended February 28, 2023, the Company generated 43% of total revenue from one customer (2022 - 41%).

It is in management's opinion that the Company is not exposed to significant credit risk.

As at February 28, 2023, one customer represented $185,858 (or 36%) of the trade receivables balance (August 31, 2022 - one customer represented $283,144 or 59%).

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

•	our goals and strategies;
•	our future business development, financial condition and results of operations;
•	expected changes in our revenue, costs or expenditures;
•	growth of and competition trends in our industry;
•	our expectations regarding demand for, and market acceptance of, our products;
•	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;
•	fluctuations in general economic and business conditions in the markets in which we operate; and
•	relevant government policies and regulations relating to our industry.

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

Our principal executive office is located at Suite 428, 1575 West Georgia Street, Vancouver, British Columbia V6G 2T1. Our telephone number is (604) 609-7736 and our facsimile number is (604) 609-0611.

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

Play MPE® CASTER (local distribution software)

Play MPE®'s Caster software includes local distribution functions that provide capabilities for a client to create and schedule release announcements and select its targeted audience. Play MPE® is designed uniquely to suit music marketing plans and significant components include:

•	Release Creator includes drag and drop functionality to quickly embed images, social media links, add promotional files etc. to quickly create effective announcements.
•	Release Scheduling allows numerous scheduling functions for initial announcements, repeated announcements, changes in DRM (a recipient's ability to download or only stream the content) etc. These schedules can be uniquely edited by recipient or recipient list. Several features here are also available to facilitate release scheduling at scale.
•	Templates facilitate consistent label branding and presentation while reducing release preparation time. Each release announcement can be saved as a template and reused or edited for future announcements. Clients can design and save unlimited templates to provide unique design and branding for artists or record labels.

•	Contacts Management provides features that allow record labels to upload and manage their own targeted audience. There are many features within this platform that provide efficiencies in destination management for all customers of Play MPE®. However, this section of the platform provides numerous functions that are critical for efficient contacts management at scale and is described in Caster's global distribution functionality. Within Contacts Management, users can easily select curated lists of engaged recipients provided by Play MPE® (see description below) or by selecting their managed recipient lists.
•	Reporting of release results shows recipient interactions including downloads, streams, clicks and opens.

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

•

Staff role management: Customers can grant varying capabilities or permissions for different staff positions. For example, one staff member can create a release while another can approve the release of this content. In a larger organization, this control ensures accurate and professional distributions are conducted, but allows for segregation of duties to maximize efficiency.

•

Label management: With label management, administrative staff can determine which users have access to which labels and which content. Each label has a unique account environment allowing for its own unique setup, list curation, favorites, staff roles, templates etc.

•

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

•

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

•

Archive integration: With archive integration, Play MPE® automatically captures music, art, and associated metadata vastly reducing errors in release creation and data entry. This further expands the competitive advantages enjoyed in global release sharing.

•

Release management: There are numerous capabilities within release management that are necessary for efficient global release management. Content owners can change DRM and quickly remove content globally if necessary etc.

•

Asset management: Assets include music tracks, album art, metadata etc. Within the assets management portion, several features allow assets to be used, recomposed, combined, recombined etc. Features here allow efficient and quick delivery of new releases.

•	Release scheduling: While release scheduling is available for local distribution, many additional features are designed to facilitate actions that reduce staff time in a global environment.

•	Contacts management: Critically important to all promotions is the distribution of content to an interested and engaged audience. As introduced in the local distribution discussion, Caster provides a contacts management system with numerous features that facilitate efficient updates and maintenance actions that are critically important where users maintain a large recipient database, across multiple users, and multiple recipient lists. Absent these features, list maintenance becomes overly cumbersome, inefficient and ultimately inaccurate.

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

Play MPE® actively manages curated and targeted distribution lists. List creation and list maintenance involve several proprietary processes that are designed to create complete, active, accurate, and targeted lists to facilitate efficient marketing campaigns. Play MPE® provides more than 300 unique targeted lists comprising of more than 17,000 unique and active recipients in over 30 countries. To facilitate targeted music marketing campaigns, these lists are grouped by territory (typically by country), by genre of music, and by recipient type (see recipient player discussion). Relying on proprietary technical innovations and processes, these recipient lists are updated in real time. With an annual churn averaging between 27-34%, these recipient lists would quickly become inaccurate absent Play MPE®'s active curation. Play MPE® regularly monitors activity levels and recipients through proprietary analytics. Play MPE® provides the widest and most accurate distribution channels available in the industry.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2023 AND 2022

Revenue

Total revenue for the six months ended February 28, 2023 decreased by approximately 5.5% to $1,919,779 compared to the revenue of $2,030,571 for the six months ended February 28, 2022. Adjusted for impacts of foreign currency translation Play MPE® revenue increased by 0.9%. While unfavorable foreign exchange is the single largest source of the Company's revenue decline, adverse economic impacts affecting our independent customers led to an 8% reduction in revenue from our smaller independent record labels. These declines are expected to be temporary and to reverse as artist touring revenue rebounds following the lockdowns associated with the global pandemic and the Company saw a recovery of these revenues towards the end of the current quarter.

On the positive side, with efforts on product and business development, and adjusting for foreign exchange, global revenue from Universal Music Group increased by 4.5%, and global revenue from Warner Music Group grew by 5.1% for the six months ended February 28, 2023 when compared to the same period in 2022. The Company has emphasized stronger commercial relationships with major labels to provide a cornerstone to stronger long term revenue growth.

Revenue for the quarter ending February 28, 2023 increased marginally to $899,042. Adjusted for unfavorable foreign exchange, revenue grew by 7.01%.

Product investments over the last several years have been focused on providing global distribution functionality in a browser-based platform that provides significant competitive advantages. These advantages are seen most prominently in a global distribution context and broadly consist of a significant reduction of global distribution costs, increased control over content, and various aspects that enhance the effectiveness of our client's marketing efforts which has a direct improvement to our customers' revenue. These investments delayed development efforts to expand services and add items that will assist in growing our customer base and have delayed revenue growth from smaller independent record labels. The Company is now moving resources to expand our addressable market and increase customer acquisition.

Gross Margin

Gross margin for the six months ended February 28, 2023 was 86.7% of revenue, which represents an increase of 1.4% from the six months ended February 28, 2022. The Company's cost of revenue consists of data hosting and processing charges, third party transaction related costs, and engineering, technical and customer support costs. These costs are driven by the size and volume of customer transactions processed, as well as the relative proportion of "full-service" versus "self-service" revenue. Our self-service sales are derived from customers who have been provided with a customer account to access our encoder to independently upload and publish releases. Our full-service revenue is derived from customers who are fully serviced by our internal staff, who prepare and publish releases on their behalf.

Operating Expenses

Operating costs during the six months ended February 28, 2023 decreased by 21.7% to $1,419,593 (February 28, 2022 - $1,812,731). The decrease in costs was primarily the result of the following two main factors:

•	A decrease of approximately 6.7% due to favorable foreign exchange rates as the US dollar strengthened relative to the Canadian dollar where the majority of the Company's costs reside.
•	An increase of approximately $296,000 in salaries and wages that were capitalized. This increase in capitalized software development costs represents approximately 16.4% reduction in current operating costs. Costs capitalized represent investments in new products and enhancements to the Play MPE® platform that are capitalized based on an assessment of their positive incremental value to the Company.

	Six Months Ended February 28,
General and administrative expenses	2023	2022	$ Change	% Change
Wages and benefits	$158,601	$236,343	(77,742)	(32.9%)
Professional fees	138,636	96,539	42,097	43.6%
Office and miscellaneous	106,856	98,536	8,310	8.44%
Rent	22,968	10,790	12,178	112.9%
Foreign exchange	(107,949)	6,938	(114,887)	(1,655.9%)
Telecommunications	4,401	1,851	2,550	137.8%
Bad debt	3,126	11,442	(8,316)	(72.7%)
Other	11,767	3,127	8,640	276.3%
Total general and administrative expenses	$338,406	$465,566	(127,170)	(27.3%)

Our general and administrative expenses consist of salaries and related personnel costs including overhead, office rent, professional fees, shareholder relations, and general office expenses. The increase in professional fees is due to extensions of previous years’ litigation proceedings.  Increased rental costs are caused by an increase in the overall allocation to general and administrative costs; as well, there was a period in the six months ended February 28, 2022 in which the Company didn’t have a physical office.

	Six Months Ended February 28,
Sales and marketing expenses	2023	2022	$ Change	% Change
Wages and benefits	$349,066	$541,082	(192,016)	(35.5%)
Advertising and marketing	52,879	65,328	(12,449)	(19.1%)
Rent	26,049	50,680	(24,631)	(48.6%)
Telecommunications	4,532	10,595	(6,063)	(57.2%)
Total sales and marketing expenses	$432,526	$667,685	(235,159)	(35.2%)

Sales and marketing expenses consist of salaries and related personnel costs including overhead, office rent, and telecommunications costs. Sales and marketing expenses also include advertising and marketing expenditures, which consist of promotional materials, online or print advertising, business development tools, and marketing or business development related travel costs, including attendance at conference or trade shows, and record label and client visits. The decrease in salaries and wages relates to small reductions in overall staffing, as well as favorable foreign exchange rates. The decrease in advertising and marketing is primarily due to reduced paid social advertising spend over the first six months of the year, as well as a higher spend in the first six months of 2022 to update and create new marketing materials. Decreased rental costs are caused by a decrease in the overall allocation to sales and marketing costs. Total rent for the Company was comparable in the prior year.

	Six Months Ended February 28,
Product development expenses	2023	2022	$ Change	% Change
Wages and benefits	$423,289	$515,667	(92,378)	(17.9%)
Software services	43,993	37,798	6,195	16.4%
Rent	48,913	40,307	8,606	21.4%
Telecommunications	60,135	31,962	28,173	88.1%
Product development expenses	$576,330	$625,734	(49,404)	(7.9%)

Throughout the second half of the prior year, the Company increased product development staffing in order to build upon earlier research and development of a new product complementary to Play MPE®. Overall staffing costs for product development, including those capitalized in the current and prior periods, increased by approximately 30%. The decline in current operating costs represents a large increase in the amount of costs capitalized. The net decrease in wages and benefits for the year created by an increase in the amount capitalized on the Company's balance sheet.

Depreciation and Amortization

Depreciation and amortization expense increased to $72,331 for the period ended February 28, 2023 (February 28, 2022 - $53,746). The increase of 34.6% was due to depreciation of additionally capitalized software development costs associated with Play MPE® recipient player applications during the year.

Other Income

Interest income earned on the Company's Guaranteed Investment Certificates was $16,445 for the period ended February 28, 2023 (February 28, 2022 - $3,007). The interest income increased year over year due to increased interest rates in Canada.

Net Income (Loss)

During the three and six months ended February 28, 2023, we had net loss of $1,276 and a net income of $256,990, respectively (three and six months ended February 28, 2022 – net losses of $202,610 and $37,009).

For the three and six months ended February 28, 2023, adjusted EBITDA was $63,984 and $388,118, respectively (three and six months ended February 2022 - ($109,211) and $108,424).  Adjusted EBITDA is not defined under U.S. GAAP and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of our profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense.

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

	Q2 2023	Q1 2023	Q4 2022	Q3 2022	Q2 2022	Q1 2022	Q4 2021	Q3 2021
Net Income (Loss)	$(1,276)	$258,266	$194,673	$(3,242)	$(202,610)	$165,601	$91,699	$69,594
Stock-based compensation	38,085	37,157	(21,281)	75,163	68,789	25,905	12,620	13,133
Depreciation, amortization, and deferred leasehold inducements	35,952	36,379	52,603	36,313	26,574	27,172	27,696	26,673
Interest income	(8,777)	(7,668)	(4,460)	(1,686)	(1,964)	(1,043)	(869)	(823)
Adjusted EBITDA	$63,984	$324,134	$221,535	$106,548	$(109,211)	$217,635	$131,146	$108,577

LIQUIDITY AND FINANCIAL CONDITION

As at February 28, 2023, the Company held $1,974,019 (August 31, 2022 - $2,095,928) in cash and cash equivalents. Our cash equivalents consisted of one-year Guaranteed Investment Certificates held through a major Canadian financial institution and had reached their maturity.

As at February 28, 2023, we had working capital of $2,139,824 compared to $2,268,778 as at August 31, 2022.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Six Months Ended February 28,
Net cash and cash equivalents provided by (used in)	2023	2022	$ Change	% Change
Operating activities	$402,169	$69,128	333,041	481.77%
Investing activities	(456,792)	(169,680)	(287,112)	169.21%
Financing activities	-	(188,176)	188,176	(100.0%)
Effect of foreign exchange rate changes on cash	(67,286)	(30,428)	(36,858)	121.13%
Net increase (decrease) in cash and cash equivalents	$(121,909)	$(319,156)	197,247	(61.80%)

Operating Activities

Net cash provided by operating activities during the period ended February 28, 2023 was $402,169 (February 28, 2022 – $69,128). The primary reason for the increase in cash flows from operating activities is the increase in net income for the period. Also, there were significant swings in accounts receivable and other receivables due to timing of collections and days outstanding in the period.

Investing Activities

Net cash used in investing activities for the period ended February 28, 2023 was $456,792 compared to cash used in investing activities of $169,680 for the period ended February 28, 2022. During the six-month period ended February 28, 2023, the contributions made towards investing activities was cash spent on new capital assets and internally developed computer software.

Financing Activities

Net cash used in financing activities during the period ended February 28, 2023 was Nil (February 28, 2022 – $188,176). There was no cash used to repurchase and retire shares of common stock, as there was in the period ended February 28, 2022.

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

For a description of our critical accounting policies, see the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" and "Financial Statements and Supplementary Data - Note 2, Summary of Significant Accounting Policies" contained in our 2022 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the six months ended February 28, 2023.

OFF-BALANCE SHEET ARRANGEMENTS

As of February 28, 2023, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of February 28, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended February 28, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in "Item 1 - Risk Factors" in our Form 10-K for the fiscal year ended August 31, 2022 filed with the SEC. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

Date: April 14, 2023

By:  /s/ Olya Massalitina

Olya Massalitina

Chief Financial Officer, Treasurer

(Principal Financing and Accounting Officer)

Date: April 14, 2023