Form 10-Q
period 2023-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2023-07-17
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

[  ] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant's common stock, par value $0.001, as of July 11, 2023 was 10,116,576.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	Notes	May 31, 2023	August 31, 2022
ASSETS
Cash and cash equivalents	3	$1,825,172	$2,095,928
Accounts receivable, net of allowance for doubtful accounts of $41,166 (August 31, 2022 - $39,518)		561,424	483,774
Other receivables		51,042	29,600
Prepaid expenses		47,073	83,242
Deposits		32,083	33,305
Total current assets		2,516,794	2,725,849

Property and equipment, net	4	206,427	311,792
Intangible assets, net	5	1,199,648	529,717
Total assets		$3,922,869	$3,567,358

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable		$108,779	$116,290
Accrued liabilities		300,116	319,738
Deferred revenue		40,758	21,043
Total current liabilities		449,653	457,071
Total liabilities		449,653	457,071

Contingencies (Note 7)		-	-

Stockholders' equity
Common stock, par value $0.001, authorized 20,000,000 shares. Issued and outstanding - 10,116,576 shares (August 31, 2022 - 10,122,261 shares)	6	10,122	10,122
Additional paid-in capital	6	9,224,712	9,115,848
Accumulated deficit		(5,275,423)	(5,639,465)
Accumulated other comprehensive loss		(486,195)	(376,218)
Total stockholders' equity		3,473,216	3,110,287
Total liabilities and stockholders' equity		$3,922,869	$3,567,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

		Three Months Ended May 31,		Nine Months Ended May 31,
	Notes	2023	2022	2023	2022

Service revenue	8	$1,068,007	$999,282	$2,987,786	$3,029,853

Cost of revenue
Hosting costs		30,555	50,604	84,040	138,399
Internal engineering support		12,707	21,497	38,160	43,709
Customer support		72,001	121,816	216,237	247,685
Third-party and transactions costs		18,490	15,688	51,357	48,686
		133,753	209,605	389,794	478,479

Gross margin		934,254	789,677	2,597,992	2,551,374

Operating expenses
General and administrative	6(b)	314,387	318,995	652,793	800,173
Sales and marketing	6(b)	237,834	113,172	670,360	772,163
Product development	6(b)	247,392	326,125	823,722	944,941
Depreciation and amortization	4,5	37,182	36,313	109,513	90,059
		836,795	794,605	2,256,388	2,607,336

Income (loss) from operations		97,459	(4,928)	341,604	(55,962)

Other income
Interest and other income		9,593	1,686	26,038	4,693
Gain on disposal of assets		-	-	-	11,018
Net income (loss) before income tax		107,052	(3,242)	367,642	(40,251)

Current income tax expense		-	-	(3,600)	-
Net income (loss)		107,052	(3,242)	364,042	(40,251)

Foreign currency translation adjustments		1,429	28,168	(109,977)	(8,639)

Total comprehensive income (loss)		108,481	24,926	254,065	(48,890)

Net income (loss) per common share		0.01	(0.00)	0.04	(0.00)
Basic and Diluted

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders' Equity

For the Three and Nine Months Ended May 31, 2023 and 2022

(Unaudited)

		Common stock
	Note	Shares	Amount	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, February 28, 2022		10,122,261	$10,122	$9,064,465	$(5,825,548)	$(297,940)	$2,951,099
Total comprehensive income (loss)		-	-	-	(3,242)	28,168	24,926
Stock-based compensation		-	-	75,163	-	-	75,163
Stock options repurchased and retired		-	-	(2,499)	-	-	(2,499)
Balance, May 31, 2022		10,122,261	$10,122	$9,137,129	$(5,828,790)	$(269,772)	$3,048,689

Balance, February 28, 2023		10,122,261	$10,122	$9,191,090	$(5,382,475)	$(487,624)	$3,331,113
Total comprehensive income		-	-	-	107,052	1,429	108,481
Stock-based compensation	6(b)	-	-	38,085	-	-	38,085
Common shares held for retirement	6(a)	(5,685)	-	(4,463)	-	-	(4,463)
Balance, May 31, 2023		10,116,576	$10,122	$9,224,712	$(5,275,423)	$(486,195)	$3,473,216

		Common stock
	Note	Shares	Amount	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficiency)
Balance, August 31, 2021		10,265,361	$10,266	$9,157,804	$(5,788,539)	$(261,133)	$3,118,398
Total comprehensive income (loss)		-	-	-	(40,251)	(8,639)	(48,890)
Stock-based compensation	6(b)	-	-	169,857	-	-	169,857
Stock options repurchased and retired		-	-	(11,275)	-	-	(11,275)
Common shares retired	6(a)	(143,100)	(144)	(179,257)	-	-	(179,401)
Balance, May 31, 2022		10,122,261	$10,122	$9,137,129	$(5,828,790)	$(269,772)	$3,048,689

Balance, August 31, 2022		10,122,261	$10,122	$9,115,848	$(5,639,465)	$(376,218)	$3,110,287
Total comprehensive loss		-	-	-	364,042	(109,977)	254,065
Stock-based compensation	6(b)	-	-	113,327	-	-	113,327
Common shares held for retirement	6(a)	(5,685)	-	(4,463)	-	-	(4,463)
Balance, May 31, 2023		10,116,576	$10,122	$9,224,712	$(5,275,423)	$(486,195)	$3,473,216

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Nine Months Ended May 31,
	Notes	2023	2022

Operating Activities
Net income (loss)		$364,042	$(40,251)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	4	109,513	90,059
Stock-based compensation	6(b)	113,327	169,857
Allowance for doubtful accounts		(3,119)	18,772
Gain on disposal of assets	4,5	-	(11,018)
Unrealized foreign exchange loss		-	29,607
Changes in non-cash working capital:
Accounts receivable		(95,790)	(457,136)
Other receivables		(22,283)	29,680
Prepaid expenses and deposits		34,795	38,382
Accounts payable		16,787	(59,699)
Accrued liabilities		(30,082)	(33,315)
Deferred revenue		20,626	17,045
Operating lease liability		-	(9,498)
Net cash provided by (used in) operating activities		507,816	(217,515)

Investing Activities
Development of software	5	(689,691)	(88,099)
Purchase of property, equipment, and intangibles	4,5	(19,254)	(294,916)
Net cash used in investing activities		(708,945)	(383,015)

Financing Activities
Repurchase of common stock for cancellation	6(a)	(4,463)	(179,401)
Repurchase of stock options for retirement		-	(11,275)
Net cash used in financing activities		(4,463)	(190,676)

Effect of foreign exchange rate changes on cash		(65,164)	(8,002)

Net decrease in cash and cash equivalents		(270,756)	(799,208)
Cash and cash equivalents, beginning of period		2,095,928	2,752,662
Cash and cash equivalents, end of period		1,825,172	1,953,454
Supplementary disclosure:
Interest paid		$-	$-
Income taxes paid		$(3,600)	$-

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

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries: Destiny Software Productions, Inc. ("DSNY"), MPE Distributions, Inc. ("MPE"), Tonality, Inc. ("Tonality"), and Sonox Digital Inc. ("Sonox"). All intercompany transactions have been eliminated on consolidation. All figures are in United States dollars unless otherwise stated.

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

3. CASH AND CASH EQUIVALENTS

The Company's cash includes cash in readily available checking accounts. The Company's cash equivalents are in a highly liquid cashable instrument with a major Canadian financial institution paying variable interest rates around 4.30%.

4. PROPERTY AND EQUIPMENT, NET

	May 31, 2023
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$131,364	$(119,828)	$11,536
Computer hardware	315,507	(263,728)	51,779
Computer software	649,708	(506,596)	143,112
Total property and equipment	$1,096,579	$(890,152)	$206,427

	August 31, 2022
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$136,369	$(122,279)	$14,090
Computer hardware	320,260	(259,339)	60,921
Computer software	673,691	(436,910)	236,781
Total property and equipment	$1,130,320	$(818,528)	$311,792

Depreciation and amortization for the three and nine months ended May 31, 2023 was $34,315 and $102,401, respectively (three and nine months ended May 31, 2022 - $32,851 and $66,190, respectively).

5. INTANGIBLE ASSETS, NET

	May 31, 2023
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$1,182,477	$-	$1,182,477
Patents, trademarks, and lists	458,698	(441,527)	17,171
Total intangible assets	$1,641,175	$(441,527)	$1,199,648

	August 31, 2022
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$516,397	$-	$516,397
Patents, trademarks, and lists	464,285	(450,965)	13,320
Total intangible assets	$980,682	$(450,965)	$529,717

Depreciation and amortization for the three and nine months ended May 31, 2023 was $2,867 and $7,112, respectively (three and nine months ended May 31, 2022 - $3,462 and $23,869, respectively).

6. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

On May 1, 2023, the Company commenced a Normal Course Issuer Bid ("NCIB"), pursuant to which the Company may purchase up to a maximum of 599,092 common shares, through the TSX Venture Exchange at the market price at the time of purchase, subject to daily limits and compliance with the applicable rules of the TSX and Canadian securities laws. During the nine-month period ended May 31, 2022, the Company did not issue any common stock. During the nine-month period ended May 31, 2023, the Company repurchased and cancelled 5,685 common shares for $4,463.

Pursuant to the Company's 2015 Stock Option Plan (the "2015 Plan"), 530,000 shares of common stock have been reserved for issuance. A total of 41,250 options to be granted remain eligible for issuance under the 2015 Plan. On February 18, 2022 the Company received shareholder approval for the 2022 Stock Option Plan (the "2022 Plan") (together with the 2015 Plan, the "Plans"), whereby 1,000,000 common shares are reserved for issuance. As at May 31, 2023, 549,000 options to be granted remain eligible for issuance under the 2022 Plan.

The options generally vest over a range of periods from the date of grant, some are immediate, and others vest over 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the underlying options are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of stock option activity under the Plans as of May 31, 2023, and changes during the period were the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding at August 31, 2021	410,000	$1.34	2.26	$-
Granted	561,000	$1.50	5.00	$-
Forfeited	(91,583)	$1.38	3.85	$-
Repurchased	(82,500)	$1.00	2.25
Expired	(203,917)	$1.46	0.50	$-
Outstanding as at August 31, 2022	593,000	$1.49	3.79	$-
Forfeited	(19,806)	$1.50	3.68	$-
Expired	(17,194)	$1.50	3.68	$-
Outstanding at May 31, 2023	563,000	$1.49	3.15	$-
Exercisable at May 31, 2023	441,208	$1.49	3.16	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the options that were in-the-money as of May 31, 2023.

As of May 31, 2023, there was $72,153 of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.5 years.

[b] Stock option plans

During the three and nine months ended May 31, 2023, the total stock-based compensation expense is reported in the condensed consolidated statement of comprehensive income (loss) as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
Stock-based compensation	2023	2022	2023	2022
General and administrative	$19,177	$53,916	$57,503	$82,324
Sales and marketing	7,587	1,151	21,860	39,029
Product development	11,321	20,096	33,964	48,504
Total stock-based compensation	$38,085	$75,163	$113,327	$169,857

6. STOCKHOLDERS' EQUITY (cont'd)

[c] Employee Stock Purchase Plan

The Company's 2011 Employee Stock Purchase Plan (the "ESPP") became effective on February 22, 2011. Under the ESPP, employees of the Company can contribute up to 5% of their annual salary into a pool which is matched equally by the Company in order to purchase the Company's common shares under certain terms. Directors can contribute a maximum of $12,500 each for a combined maximum annual purchase of $25,000. The maximum annual combined contributions will be $400,000. All purchases are made through the TSX Venture Exchange by a third-party plan agent. The third-party plan agent is also responsible for the administration of the ESPP on behalf of the Company and the participants.

During the three and nine months period ended May 31, 2023, the Company recognized compensation expense of $112,046 and $182,216 respectfully (May 31, 2022 - $18,429 and $95,956) in salaries and wages on the condensed consolidated statement of comprehensive income (loss) in respect of the ESPP, representing the Company's employee matching of cash contributions to the ESPP. The shares were purchased on the open market at an average price of $1.09 (May 31, 2022 - $1.25). The shares are held in trust by the Company for a period of one year from the date of purchase.

[d] Earnings Per Share

Net income (loss) per common share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per common share (diluted) is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued be calculated using the treasury stock method. Under the treasury stock method, all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period, but only if dilutive. For the three and nine months ended May 31, 2023 the outstanding options, in the amount of 549,000, were anti-dilutive and have been excluded from the calculation of diluted income (loss) per share.

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

Revenue from external customers earned during the three and nine months ended May 31, 2023 and 2022, by product and location of customer, was as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Play MPE®
North America	$534,667	$498,465	$1,476,444	$1,460,020
Europe	477,912	461,703	1,367,190	1,414,265
Australasia	49,553	31,781	123,402	133,476
Africa	5,875	6,563	20,750	19,642
Total Play MPE®	1,068,007	998,512	2,987,786	3,027,403

Clipstream®
North America	-	770	-	2,450
Total	$1,068,007	$999,282	$2,987,786	$3,029,853

Revenue in the above table is based on location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the nine months ended May 31, 2023, the Company generated 42% of total revenue from one customer (May 31, 2022 - 41%).

It is in management's opinion that the Company is not exposed to significant credit risk.

As at May 31, 2023, one customer represented $185,858 (or 33%) of the trade receivables balance (August 31, 2022, one customer represented $283,144 (or 59%)).

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

9. SUBSEQUENT EVENTS

On June 15, 2023, the Company successfully resolved the first of two outstanding wrongful dismissal claims from 2017, both which pertained to the same case. In a ruling in the Supreme Court of British Columbia, the Court found the Company had just cause to dismiss the plaintiff. The Company was awarded costs as a result. The cost award is not currently accrued in these financial statements because the cost has not been determined and the collection is uncertain.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2023 AND 2022

Revenue

Total revenue for the nine months ended May 31, 2023 was $2,987,786 compared to the revenue of $3,029,853 for the nine months ended May 31, 2022. After adjusting for unfavorable foreign exchange rates, the Company's revenue for the nine month period grew by 1.6%.

Early in the year, the Company's revenue was adversely impacted by unfavorable foreign exchange rates and by adverse economic circumstances that led to a decline in independent record label revenue. The Company's third quarter showed a steady recovery in independent record label revenue and a small positive impact from foreign exchange. In the third quarter, independent label revenue grew by 13.5% while total revenue grew by 6.9%. The growth in independent label revenue is seen in North America, Australia and Europe and is derived from both increasing prices and increasing volume. Included in growing volume is increasing sales from the expansion of international distribution list options.

Gross Margin

Gross margin for the nine months ended May 31, 2023 was 87.0% of revenue, which represents an increase of 2.8% from the nine months ended May 31, 2022. The Company's cost of revenue consists of data hosting and processing charges, third party transaction related costs, and engineering, technical and customer support costs. These costs are driven by the size and volume of customer transactions processed, as well as the relative proportion of 'full service' versus 'self-service' revenue. Our self-service sales are derived from customers who have been provided with a customer account to access our encoder to independently upload and publish releases. Our full-service revenue is derived from customers who are fully serviced by our internal staff, who prepare and publish releases on their behalf. During the period ended May 31, 2023, our gross margin increased over the comparative period predominately due to a decrease in costs associated with the hosting services and a decrease of staffing in technical and customer support departments.

Operating Expenses

Our technologies and products are developed and maintained in-house, the majority of our expenditures are contributed towards salaries, wages and benefits. Our operations are primarily conducted in Canada and therefore, our costs are primarily incurred in Canadian dollars while our revenues are primarily denominated in Euros and US dollars. Operating expenses, therefore, are impacted by the relative values of the Canadian dollar and US dollar. The Company maintains a large portion of its financial reserves in Canadian dollars to mitigate the downside risk of adverse exchange rates on its operating expenditures.

Operating costs during the nine months ended May 31, 2023 decreased by 13.5% to $2,256,388 (My 31, 2022 - $2,607,336). The decrease in costs was primarily the result of the following two main factors:

  A decrease of approximately 6.7% due to favorable foreign exchange rates as the US dollar strengthened relative to the Canadian dollar, where the majority of the Company's costs reside.
  An increase of approximately $358,000 in salaries and wages that were capitalized since the comparable period ended May 31, 2022. The increase in capitalized software development costs represents approximately a 13.8% reduction in current operating costs. Costs capitalized represent investments in new products and enhancements to the Play MPE® platform that are capitalized based on an assessment of their positive incremental value to the Company.

The decrease in overall operating costs was somewhat offset by increased professional fees due to litigation proceedings during the nine months ended May 31, 2023.

	Nine Months Ended May 31,
General and administrative expenses	2023	2022	$ Change	% Change
Wages and benefits	$300,001	$423,266	(123,265)	(29.1)%
Professional fees	255,913	98,290	157,623	160.4%
Office and miscellaneous	69,047	83,674	(14,627)	(17.5%)
Shareholder relations	60,611	52,940	7,671	14.5%
Rent	39,931	39,187	744	1.9%
Foreign exchange (gain) loss	(113,600)	34,779	(148,379)	(426.6%)
Telecommunications	9,174	26,109	(16,935)	(64.9)
Bad debt	3,119	18,772	(15,653)	(83.4%)
Other	28,597	23,156	5,441	23.5%
Total general and administrative expenses	$652,793	$800,173	(147,380)	18.4%

Our general and administrative expenses consist of salaries and related personnel costs including overhead, office rent, professional fees, shareholder relations, and general office expenses. The increase in professional fees is due to approximately $175,000 of non-recurring charges associated with litigation proceedings. On June 15, 2023, subsequent to the quarter, the Company successfully resolved the first of two outstanding claims against the Company when it received a favorable ruling in the Supreme Court of British Columbia. As a result the Company was awarded costs. The Company has not accrued this cost recovery. The decline in wages and benefits for the period is the result of timing on director compensation, a reduction in stock-based compensation, a decrease in onetime recruitment fees and favorable exchange rates as the US dollar rose relative to the Canadian dollar.

	Nine Months Ended May 31,
Sales and marketing expenses	2023	2022	$ Change	% Change
Wages and benefits	$557,451	$644,358	(86,907)	(13.5%)
Advertising and marketing	73,834	89,338	(15,504)	(17.4%)
Rent	33,153	36,064	(2,911)	(8.1%)
Telecommunications	5,922	2,403	3,519	146.4%
Total sales and marketing expenses	$670,360	$772,163	(101,803)	(13.2%)

Sales and marketing expenses consist of salaries and related personnel costs including overhead, office rent, and telecommunications costs. Sales and marketing expenses also include advertising and marketing expenditures, which consist of promotional materials, online or print advertising, business development tools, and marketing or business development related travel costs, including attendance at conference or trade shows, and record label and client visits. The reduction in wages and benefits is primarily attributed to favorable exchange rates in the period ended May 31, 2023 as the US dollar rose relative to the Canadian dollar. The decrease in advertising and marketing is primarily due to reduced paid social advertising spend over the first nine months of the year, as well as a higher spend in the first nine months of 2022 to update and create new marketing materials. Decreased rental costs are caused by a decrease in the overall allocation to sales and marketing costs.  Total rent for the Company was comparable in the prior year.

	Nine Months Ended May 31,
Product development expenses	2023	2022	$ Change	% Change
Wages and benefits	$600,434	$775,142	(174,708)	(22.5%)
Software services	67,163	54,829	12,334	22.5%
Rent	66,062	73,159	(7,097)	(9.7%)
Telecommunications	90,063	41,813	48,250	115.4%
Product development expenses	$823,722	$944,943	(121,221)	(12.8%)

Product development costs consist primarily of salaries and related personnel costs including overhead and consulting fees with respect to product development and deployment. During the period nine month ended May 31, 2023, while the Company added staff to work on new products and enhancements to the Play MPE® platform, the Company capitalized more production costs of $689,691 (May 31, 2022 - $331,601) which resulted in a reduction of overall wages and benefits. Favorable foreign exchange rates in the period ended May 31, 2023 further decreased wages and benefits.

Depreciation and Amortization

Depreciation and amortization expense increased to $109,513 for the nine months ended May 31, 2023 from $90,059 for the nine months ended May 31, 2022, an increase of 21.6% due to depreciation of additionally capitalized software development costs associated with Play MPE® recipient player applications during the period.

Other Income

Interest income earned on the Company's checking accounts was $26,038 for the nine months ended May 31, 2023 (May 31, 2022 - $4,693).

Net Income (Loss)

During the three and nine months ended May 31, 2023 we had net income of $107,052 and $367,642, respectively (May 31, 2022 - net loss of $3,242 and $40,251, respectively).

For the three months ended May 31, 2023, adjusted EBITDA was $172,726 (May 31, 2022 - $106,548). Adjusted EBITDA is not defined under U.S. GAAP and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of our profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense.

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

	Q3 2023	Q2 2023	Q1 2023	Q4 2022	Q3 2022	Q2 2022	Q1 2022	Q4 2021
Net Income (Loss)	$107,052	$(1,276)	$258,266	$194,673	$(3,242)	$(202,610)	$165,601	$91,699
Stock-based compensation	38,085	38,085	37,157	(21,281)	75,163	68,789	25,905	12,620
Depreciation, amortization, and deferred leasehold inducements	37,182	35,952	36,379	52,603	36,313	26,574	27,172	27,696
Interest income	(9,593)	(8,777)	(7,668)	(4,460)	(1,686)	(1,964)	(1,043)	(869)
Adjusted EBITDA	$172,726	$63,984	$324,134	$221,535	$106,548	$(109,211)	$217,635	$131,146

LIQUIDITY AND FINANCIAL CONDITION

As at May 31, 2023, we held $1,825,172 (August 31, 2022 - $2,095,928) in cash and cash equivalents.

At May 31, 2023, we had working capital of $2,067,141 compared to $2,268,778 as at August 31, 2022.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Nine Months Ended May 31,
Net cash and cash equivalents provided by (used in)	2023	2022	$ Change	% Change
Operating activities	$507,816	$(217,515)	725,331	(333.5%)
Investing activities	(708,945)	(383,015)	(325,930)	85.1%
Financing activities	(4,463)	(190,676)	186,213	(97.7%)
Effect of foreign exchange rate changes on cash	(65,164)	(8,002)	(57,162)	714.3%
Net increase (decrease) in cash and cash equivalents	$(270,756)	$(799,208)	528,452	(66.1%)

Operating Activities

Net cash provided by operating activities during the nine months period ended May 31, 2023 was $507,816 (May 31, 2022 - cash used was $217,515). The primary reason for the increase in cash flows from operating activities is related to the timing of receipts from our customers.

Investing Activities

Net cash used in investing activities for the nine months ended May 31, 2023 was $708,945, (May 31, 2022 - cash used was $383,015). During the nine month period ended May 31, 2023, the contributions made towards investing activities were cash spent on new capital assets and internally developed computer software.

Financing Activities

Net cash used in financing activities during the nine months period ended May 31, 2023 was $4,463 (May 31, 2022 - $190,676), related to cash used on common shares held for retirement (May 31, 2022 - 143,100 shares of common stock were repurchased and retired) of the Company under the NCIB and to repurchase stock options.

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

For a description of our critical accounting policies, see the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" and "Financial Statements and Supplementary Data - Note 2, Summary of Significant Accounting Policies" contained in our 2021 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the nine months ended May 31, 2023.

OFF-BALANCE SHEET ARRANGEMENTS

As of May 31, 2023, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our revenues are generated primarily in United States dollars and Euros while our operating expenses are primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted to the extent they are not hedged by the rise and fall of the relative values of Canadian dollar to these currencies. During the three and nine months ended May 31, 2023, as a result of fluctuations in the Euro, British Pound, and the Australian, Canadian, and US dollars, the Company recognized an unfavourable impact on reported revenues and a favorable impact on reported operating expenditures, for an overall marginal negative impact on reported net income.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company's Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2023, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes that would impact our internal controls for the period from September 1, 2022 to May 31, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1*	Section 302 Certification of Chief Executive Officer

31.2 *	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/Frederick Vandenberg
Frederick Vandenberg
Chief Executive Officer, President
(Principal Executive Officer)
Date: July 17, 2023

By:	/s/ Olya Massalitina
Olya Massalitina
Chief Financial Officer, Treasurer
(Principal Financing and Accounting Officer)
Date: July 17, 2023