Form 10-K
period 2023-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2023-11-28
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 For the Fiscal Year ended August 31, 2023

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

[  ]Yes  [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  [  ] Yes  [X] No

On February 28, 2023, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $5,092,144, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $0.73. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 10% or more of its common stock are deemed affiliates of the registrant.

The number of shares outstanding of the registrant's common stock, par value $0.001, as of November 28, 2023 was 9,924,610.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DESTINY MEDIA TECHNOLOGIES, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended August 31, 2023

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

Play MPE®

Currently, the Company's core business is the Play MPE® online platform. Play MPE® distributes promotional content (broadcast quality audio, video, images, promotional information, metadata and other digital content) from record labels and artists to broadcasting professionals, music curators and music reviewers to discover, download, broadcast and review the content. Curators include radio programmers, digital streaming broadcasters, media reviewers, industry VIP's, DJ's, film and TV personnel, sports stadiums, retailers etc. In providing the distribution, Play MPE® provides several capabilities developed and designed to address the unique needs of both music promoters and broadcasters. Play MPE® was first to market, and is the largest provider of this service and provides the most feature rich platform in the world.

Record labels and artists are Play MPE®'s customers. When adding music to the Play MPE® system, clients are targeting specific industry recipients who review and broadcast their music. Play MPE®'s primary value proposition in this marketing effort is a direct increase to record label and artist revenue through on-air broadcast royalties, streaming royalties and synchronization revenue (revenue collected when a song is placed within video advertisements, television, or film), and indirect increases in revenue through growing song and artists' popularity.

Also, Play MPE® provides numerous capabilities that dramatically reduce record label costs while providing functionality necessary for certain strategic marketing plans. The platform also provides administrative controls to enhance security for record label content. In doing so, Play MPE® satisfies a broad range of stakeholders representing diverse interests at record labels. Music is protected by Play MPE®'s patented proprietary watermarking system which provides watermarks unique to each recipient.

Described more fully below, features within Play MPE® are grouped into four main categories: local distribution software, global distribution architecture, targeted recipient list curation and recipient players.

Customers range from small independent artists to the world's largest record labels (the "Major Record Labels"). The Major Record Labels are Universal Music Group ("Universal"), Warner Music Group ("Warner") and Sony Music Entertainment ("Sony"). These record labels directly own numerous sub-labels that include; Capitol Music Group, Def Jam Recordings, Interscope Records, Island Records, Republic Records, Polydor, Deutsche Grammophon, Motown, Verve Label Group, Virgin Music Group, EMI, RCA Records, Epic Records, Columbia Records, Arista Records, Legacy Recordings, Provident Entertainment, Warner Records, Hollywood Records, Atlantic Records Group, 300 Elektra Entertainment, to name only a few. Play MPE® welcomes all of these labels into its customer base.

Customers choose Play MPE® for its powerful set of tools, ease of use and its effectiveness in achieving the record label's promotional objectives.

Play MPE® CASTER (local distribution software)

Play MPE®'s cloud-based Caster software includes local distribution functions that provide capabilities for a client to create and schedule release announcements and select its targeted audience. Play MPE® is designed uniquely to suit music marketing plans and its significant components include:

  Release Creator includes drag and drop functionality to quickly embed images, social media links, insert video, add promotional files etc. to quickly create effective announcements.
  Release Scheduling allows numerous scheduling functions for initial announcements, repeated and updated announcements, changes in DRM (a recipient's ability to download or only stream the content) etc.. These schedules can be uniquely edited by recipient or recipient list. Several administrative features here are also available to facilitate and manage release scheduling at scale.
  Templates facilitate consistent label branding and presentation while reducing release preparation time. Each release announcement can be saved as a template and reused or edited for future announcements. Clients can design and save unlimited templates to provide unique design and branding for individual artists or record labels.
  Contacts Management provides features that allow record labels to upload and manage their own targeted distribution lists. There are many features within this platform that provide efficiencies in destination management for all customers of Play MPE®. However, this section of the platform provides numerous functions that are critical for efficient contacts management at scale and is described in Caster's global distribution functionality. Within Contacts Management, users can easily select curated lists of engaged recipients provided by Play MPE® (see description below) or select their own managed recipient lists.
  Assets Management allows users to maintain and manage a repository of assets (single or multitrack releases) outside of the release creation process. This functionality saves users time when creating new releases and allows them to plan for future releases more efficiently. Assets Management also supports Quickshare, a newly designed 1:1 secure file sharing function (see below).
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

Caster consistently receives high reviews on the platform's ease of use, capabilities and on its ultimate effectiveness. Public reviews can be found at https://www.plaympe.com/testimonials/.

Play MPE® Quickshare

Added during the year, Play MPE®'s Quickshare provides a simplified distribution tool for Play MPE® customers to promote music directly to anyone inside or outside the Play MPE® platform. Quickshare is a simplified local distribution tool. With this feature, customers can send a link to a dedicated webpage to allow streaming or downloading of content outside of Play MPE® Player. The distribution does not include numerous features included within Caster's full version and distribution is intended only to replace other file sharing services while attracting greater use within the Play MPE® platform. The initial version will provide limited access and sharing capabilities free of charge and is a value added feature within Play MPE® local distribution suite of features.

Play MPE® CASTER (global architecture)

Play MPE®'s global distribution architecture was developed in close collaboration with our largest client to address the needs of its global approach to release distribution. This architecture provides functionality required for our largest client to conduct their unique approach to music distribution and provides numerous significant competitive advantages for this client. These features improve marketing coordination and revenue generation while reducing overall label staff time and costs.

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
  Label management: With label management, administrative staff can determine which users have access to which labels and which content. Each label has a unique account environment allowing for its own unique setup, list curation, favorites, staff roles, templates etc. These unique environments also improve release security for a record label with a large global footprint.
  Global release sharing (replication): With global release sharing, distribution centers can share a release to a territory. That territory then can reuse the release while localizing it to suit the particular needs of that jurisdiction (editing language, artist information, local concert dates, local contacts etc). This eliminates duplication of upload and data entry while reducing errors. In the context of global distribution, across multiple territories, multiple labels, and thousands of unique releases, savings of staff time is significant. Metadata completeness and accuracy are also increased. When complete metadata is conveyed, recipient engagement is higher. Higher recipient engagement, increases record label revenue. Within the included metadata are ISRC codes which are unique codes used to remit track royalties globally. When ISRC codes are communicated, royalty remittances are complete and timely. These aspects provide significant competitive advantages.

  Release embargos: When marketing and promotion departments create global campaigns for highly anticipated music releases, staff restrict access to this content until the public release time. Here, record labels can permit early access to the relevant content so local offices can edit, localize and schedule releases but controls are added to restrict certain permissions and prevent premature release. Our largest client enjoys competitive advantages with these capabilities derived through cost savings and improved marketing campaigns. Absent these functions, global release coordination is more costly, less coordinated and often delayed.
  Asset repository integration: With this integration, Play MPE® automatically captures music, art, and associated metadata from an archival repository of our largest client, vastly reducing errors in release creation and data entry while making the process quicker. This further expands the competitive advantages enjoyed in global release sharing.
  Release management: There are numerous capabilities within release management that are necessary for efficient global release management. Content owners can change DRM for specific recipient groups within a release and quickly remove content globally if necessary etc.
  Asset management: Assets include music tracks, album art, metadata etc. Within the assets management portion, several features allow assets to be used, recomposed, combined, recombined etc. Features here allow efficient and quick delivery of new releases. Various aspects of assets management are used in global distribution situations.
  Release scheduling: While release scheduling is available for local distribution, many additional administrative features are designed to facilitate actions that reduce staff time in a global environment.
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

Collectively, functionality in global release management provides numerous competitive advantages that reduce overall costs, and improve marketing collaboration while increasing record label revenue and cash flow. We are unaware of any other service that provides these global distribution functions.

Play MPE® CASTER (targeted list management services)

Recipient lists are bundles of active and engaged recipients with an interest in specific music types or genres. Lists are sold as a fixed price per list (or package). As recipient lists are adjusted in real time, changes in gross recipient numbers or active recipients does not directly or immediately impact revenue.

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

Play MPE® actively manages curated and targeted distribution lists or "packages". List creation and list maintenance involve several proprietary processes that are designed to create complete, active, accurate, and targeted lists to facilitate efficient marketing campaigns. Play MPE® provides more than 400 unique targeted lists comprising of more than 17,000 unique and active recipients over 30 countries. To facilitate targeted music marketing campaigns, these lists are grouped by territory (typically by country), by genre of music, and by recipient type (see recipient player discussion). Relying on proprietary technical innovations and processes, these recipient lists are updated in real time. With an annual churn averaging between 27-34%, these recipient lists would quickly become inaccurate absent Play MPE®'s active curation. Play MPE® regularly monitors activity levels and recipients through proprietary analytics. Play MPE® provides the widest and most accurate distribution channels available in the industry.

For smaller record labels and independent artists, the provision of a list of destinations is a requirement for sale as these customers do not know who to contact. For larger record labels, promotions staff can upload their own contact lists. However, proprietary processes ensure Play MPE® lists are more accurate, complete and engaged. The majority of releases distributed through Play MPE®, include at least one targeted distribution list, curated by Play MPE®.

Play MPE® Player

Music curators review and download content through a cloud-based player and mobile apps (iOS and Android). Web players are currently available in 15 different languages: English, Spanish, Swedish, Finnish, Italian, Dutch, Portuguese, French, Japanese, German, Norwegian, Latvian, Lithuanian, Estonian, and Danish.

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

MTR™

MTR™ (or "Music Tracking Radar" or "Meter" https://www.musicmtr.com) is a digital tracking service that tracks and reports the number and times an individual track is played. MTR™ uses a proprietary algorithm to uniquely identify and match a track. The Company launched MTR™ in beta in fourth quarter of 2023. During the beta phase of this new product, the Company will test monitoring uptime, customer acquisition activities and is adding functionality for sale at scale. The beta version of the platform will initially monitor digital broadcasts of 800 stations in Canada.

Digital transmission of music has provided the music industry new opportunities to reach and target its audience. These opportunities include digital streaming providers, social media, radio broadcasting, narrowcasting, and other transmissions. Traditional terrestrial radio and newer internet only stations now stream to digital receivers. With this industry change, a product like MTR™ is now possible.

MTR™ is a standalone business distinct from the Play MPE® platform. The Company expects that MTR™'s initial customers will overlap with the Play MPE® customer base. Play MPE® customers have expressed an interest in this type of service.

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

BUSINESS DEVELOPMENT

Play MPE®

The Company's immediate term objective is to expand its global market share of promotional distribution of music by expanding the use of the Play MPE® platform in new market segments and well-established markets. Management believes that its current competitive advantages and market dynamics will lead to an increased market share for Play MPE® worldwide. In addition to currently existing competitive advantages, management is currently investing in new features and processes to grow activity and users both sides of the transactions that generate revenue for Play MPE® and improved marketing processes. Management believes that growth in Play MPE® market share will come from new territory acquisition, and growth in established territories through the addition of value added services, complementary products, expanded destinations (larger average sales), and growth in retained clients.

When developing a new territory, services are initially provided free of charge in order to establish recipient activity. At this stage, Play MPE® is focused on growing content and growing active recipient engagement. When sufficient active users are engaging within a new segment, commercial use of the relevant list begins. Initial charges can take the form of pilot agreements with nominal fees to larger customers or by introductory list pricing for customers that do not yet have frequent and predictable use.

Targeted list management services

Play MPE®'s curated destination lists are selected on the majority of releases sent through the platform. Customers range from those that have the capacity to curate their own customer contacts to those that have no capacity to do so. Play MPE® lists are carefully curated, targeted and current. Where provided, Play MPE® curated lists generate significantly greater activity than seen on lists maintained solely by our clients and provide significant value to all customers of the platform.

Where Play MPE® can provide more active and engaged recipient list options, Play MPE® will grow revenue. During the year, the Company increased pricing for certain curated lists, expanded list options and modified the list selection process to encourage greater list selection.

The Company expanded its commercially available destinations with a series of international distribution lists by genre. These lists initially comprise existing active user lists that were previously listed solely in the specific jurisdictions. Throughout the year the Company added eleven new international genre lists for Alternative, Dance/EDM/Rhythmic, Jazz & Classical, Country, Christian, Rock, Urban, Metal, Classic Hits, Non-Commercial/Community and a Holiday list at the conclusion of the fiscal year. As Play MPE® adds more territories, these international lists become more valuable and revenue will increase. International lists provide the ability for certain record labels and artists to promote their music more broadly. Typically, international recipient lists are selected only by labels without an international presence. Play MPE® also began a series of technical adjustments designed to increase the rate of new recipient additions in order to expand recipient list options. As yet, these technical adjustments have not materially added to our recipient lists.

In the fourth quarter, the Company improved its list selection process during release creation. These improvements contributed to an increase in the average number of distribution lists selected per release.

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

In these core markets, high customer retention results in a persistent revenue growth. Towards the end of the Company's second quarter, Play MPE® increased marketing resources to increase new customer acquisition through paid on-line advertising, search engine optimization strategies and improved website flows. These adjustments led to recovery of revenue in the latter half of the fiscal year.

Global

Play MPE® has maintained its global distribution agreement with our largest client. Play MPE® has been providing distribution to our largest client since 2004 and has had a global distribution agreement since 2009. Our largest client's distributions have grown dramatically since 2018 from expanded use in new territories and growing use of the online version of the platform.

This client regularly uses Play MPE® for distribution in over 40 countries around the globe. Both a PC application and the online Caster platform are available. Caster's local distribution tools were launched in 2018, while the global architecture platform was launched in January 2022.

As described above, Play MPE® has several global distribution features that provide competitive advantages that enhance label revenue and provide substantial efficiencies in the process. However, while Play MPE® has Major Record Label and international independent commercial use in several territories, Play MPE® does not currently have other global agreements in place.

Developing markets

Developing markets include twenty Latin American or Spanish-speaking countries, additional genres of music within the USA, Canada, South Africa, and international distributions for independents.

Management's strategy in new developing markets starts with providing access to the system without commercial arrangements to seed the platform with desirable content. This content is required to directly engage recipient activity. Content that normally facilitates recipient activity comes from the Major Record Labels or larger multi-national independent record labels ("Major Independent Labels"). To establish initial use in a new market, our business development and marketing staff collaborate to expand brand awareness, educate customers and establish trial use. Establishing a foothold in a new market therefore requires substantial face to face direct interaction with knowledgeable business development staff.

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

Throughout the fiscal year the business development team has worked to individually onboard both critical recipients and independent label users in the region. The marketing team has executed partnerships with important industry events such as the Latin Alternative Music Conference and Dominican Music Week in order to aid this education process.

The Company's Caster and Player software, product website, and supporting tutorial video library are all available in Spanish.

United States

While Play MPE® enjoys a market dominate position in the aforementioned genres of music within the United States, the Company has stronger competition in various Rock genres, Urban, Rhythmic and Pop/Top 40 formats. While we were first to the market, we did not expand to these genres and competitors filled this space. With greater investments in product and business development staff than competitive platforms, Play MPE® is hoping to expand and displace competitive platforms.

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

Initial revenue within Canada was derived from record labels sending content outside of Canada. This customer led desire in part influenced the Company's international list creation discussed above. With growing success and adoption at Canadian radio, the Company has begun to grow revenue within the Canadian market. The growing recipient engagement has helped the Company secure several exclusive agreements with independent record labels within the territory.

South Africa

Play MPE® has been in active use by Universal Music South Africa within South Africa since 2016. Play MPE® has now developed an established user base and brand recognition. Warner Music South Africa entered into an exclusive two-year renewable agreement with Play MPE® at the beginning of fiscal 2022. South African total revenue was immaterially up over prior year.

Radio monitoring (MTR™)

The Company beta launched MTR™ one month prior to the end of the fiscal year. Play MPE® customer feedback initially drove the creation of MTR™. While MTR™ operates as a distinct business, its customer base is expected to initially be existing Play MPE® customers. The beta launch was open only to customer tracking content play in Canada. Immediately following the beta launch the Company began investigating various customer acquisition strategies as the product development team continue to test various technical aspects and grow necessary features.

Clipstream®

In fiscal 2018, after completing a detailed review of the resources required to progress Clipstream further, the Company stopped development. Business development efforts are focused on identifying strategic alternatives for this product, business, and intellectual property outside the Company.

Significant Customers

During the year ended August 31, 2023, we generated 41.9% of total revenue from one customer (2022 - 41.3%).

OUR BUSINESS OPERATIONS

In 2017, the Company entered into a lease agreement commencing July 1, 2017, and expiring June 30, 2022 consisting of approximately 6,600 square feet of office space. The Company terminated the lease agreement on January 31, 2022. Since then, the Company has secured a one-year renewable annual lease for office space in downtown Vancouver, British Columbia, scheduled to expire in April 2024.

As of November 28, 2023, the Company had 35 full-time employees and 5 full-time consultants.

COMPETITION

Play MPE®

Where a specific platform or method of distribution dominates a particular market segment, there are significant barriers to entry. This aspect applies where Play MPE® dominates a market segment or where a competitive platform dominates a segment in which Play MPE® is attempting to expand. Customers are reluctant to move to a new method and abandoning established processes in favor of an improved platform. This creates a resistance to change at both the recipient and sender level.

Play MPE® has numerous regional competitors isolated to a specific segment. Competitive alternatives include physical delivery, one-time digital deliveries providers or digital archives. Digital archives are libraries of browsable music content that keep music in an organized database that can be accessed over a period of time. Play MPE® is a digital archive.

Digital archives have numerous advantages over both physical and simply digital delivery services. In many cases these options are not designed for the industry, do not provide integrations, do not provide reporting, artist information and metadata are unavailable or less accessible and produce a lower rate of transfer. While these options are typically less expensive, they also provide significantly lower value.

Play MPE®'s advantages over competing archival platforms can be grouped into functionality that is either necessary to efficiently manage global marketing processes, or functionality that is isolated to local promotions campaigns or a more intuitive, improved user experience.

No other competing system provides the breadth of international distribution recipient lists or active recipients. The Company is also unaware of any system that provides the unique global distribution functionality that provides significant competitive advantages in a cross market, cross label, global music marketing environment. Play MPE®'s features that facilitate global marketing campaigns are critical to the Company's global agreement with our largest client and a significant barrier to entry for a competitive offering. This agreement facilitates use by this client in numerous territories globally but does not guarantee it.

Play MPE® provides a superior user experience with its local distribution platform and on its players. The superior user experience and accurate and engaged recipient lists that Play MPE® provides results in increased activity on both sides of the platform. With increased activity, a marketing campaign's effectiveness increases.

When targeting a specific and incremental territory, the Company either has a dominant competitor or the market is fragmented. In both cases, it is critical that Play MPE® establish a network of activity on both sides of the platform by gathering content and obtaining recipient activity.

MTR™

MTR™ is designed to track a small number of tracks across a broad number of broadcasting stations. In this respect, there is no established competitor with a significant market share and this is an underserved and undeveloped market. Initial digital marketing campaigns suggest that MTR™'s potential customers are unaware that a service like MTR™ exists. Typically, the information that MTR™ is designed to produce, is provided by costly charting services that monitor a limited number of stations, in a limited number of territories. In providing this information, however, charting services provide a comprehensive report showing a much broader list of tracks and has greater information than MTR™ currently provides.

It is expected that MTR™'s initial customers will be those that need information from either a broader list of stations or a limited number of tracks at a lower access price.

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

2. Cross Platform Streaming Video "Script Based Video Rendering"

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

MTR™

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

Our revenue is predominantly generated from our Play MPE® distribution service. Competitors may arise and/or customers may not renew distribution contracts. This factor could cause our revenue to decrease with the result that our financial condition and operating results would be adversely affected. Competitors have been small, regionally based, have limited resources, and have yet to capture a material share of the market. If a competitor were to develop a comparable or superior product, our market share could be reduced.

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

Customer concentration.

During the year ended August 31, 2023, 41.9% of the Company's revenue is derived from one customer with operations in numerous countries. This customer is currently of key importance to our operations and any adverse change to the revenue from this customer would have a material adverse effect on our results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Up until January 31, 2022, our head office was located in a leased premises of approximately 6,600 square feet at Suite 1110, 885 West Georgia Street, Vancouver, British Columbia, Canada V6C 3E8. Rent paid was approximately $21,000 per month. The Company terminated the lease agreement on January 31, 2022. Since then, the Company has secured a one-year renewable annual lease for office space in downtown Vancouver, British Columbia, scheduled to expire in April 2024.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares are currently trading on the OTCQB under the stock symbol DSNY. The average high and the low trading prices for our shares for each quarter of the last two fiscal years were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2022	$1.55	$1.23
2ndQuarter 2022	$1.32	$1.04
3rd Quarter 2022	$1.08	$0.85
4th Quarter 2022	$0.71	$0.54
1st Quarter 2023	$0.64	$0.39
2nd Quarter 2023	$0.70	$0.52
3rd Quarter 2023	$0.94	$0.59
4th Quarter 2023	$0.92	$0.65

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Our shares are also traded on the TSX Venture Exchange under the symbol DSY.

Holders of Common Stock

As of November 28, 2023 our shareholders' list for our common stock showed 60 registered shareholders and 9,924,610 shares of our common stock outstanding.

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

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended August 31, 2023, the Company repurchased and cancelled 25,651 common shares for $21,135 (2022 - 143,100 common shares for $179,401).

Securities Authorized for Issuance Under Equity Compensation Plans

Pursuant to the Company's 2015 Stock Option Plan (the "2015 Plan"), 530,000 shares of common stock have been reserved for issuance. A total of 420,000 common shares remain eligible for issuance under the 2015 Plan. On February 18, 2022, our Board of Directors approved the Company's 2022 Stock Option Plan (the "2022 Plan"), (together with the 2015 Plan, the "Plans"), whereby 1,000,000 common shares are reserved for issuance. A total of 361,000 common shares remain eligible for issuance under the 2022 Plan.

See Item 11 "Executive Compensation - Equity Compensation Plan Information" for additional information regarding the Plan.

ITEM 6.  SELECTED FINANCIAL DATA.

Per §229.301 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in Section §229.10(f)(1) of Regulation S-K, is not required to provide selected financial data. Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company and should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended August 31, 2023.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2023 AND 2022

Revenue

Total revenue for the year ended August 31, 2023 increased by 0.3% to $4,034,384 compared to the revenue of $4,023,910 for the year ended August 31, 2022. Adjusted for impacts of foreign currency translation, Play MPE® revenue increased 1.9% year over year. The negative impact of foreign currency translation is attributed to the decline in the value of the Euro and the Australian dollar relative to the US dollar.

The Company experienced a 6.1% growth in revenue in the second half of the year recovering from a slow start to the year. This growth came as the result expanded distribution list options, increased investments in digital marketing that commenced at the beginning of our third quarter, in-platform list selection improvements that took effect in our fourth quarter and improvements in foreign exchange rates which eliminated the negative impact to revenue experienced in the first half of the year.

The Company's revenues are denominated predominantly in US Dollars, Euros and Australian Dollars.

	% of Total Revenue
Currency	2023	2022
US Dollar	46.9%	45.6%
Euro	45.2%	45.6%
Australian Dollar	3.9%	4.3%
Other	4.0%	4.5%

Gross Margin

Gross margin for the year ended August 31, 2023 was 87.2% of revenue, which represents an increase of 3.5% from the year ended August 31, 2022. The Company's cost of revenue consists of data hosting and processing charges, third party transaction related costs, and engineering, technical and customer support costs. These costs are driven by the size and volume of customer transactions processed, as well as the relative proportion of "full-service" versus "self-service" revenue. Our self-service sales are derived from customers who have been provided with a customer account to access our encoder to independently upload and publish releases. Our full-service revenue is derived from customers who are fully serviced by our internal staff, who prepare and publish releases on their behalf. During the year ended August 31, 2023, our gross margin increased over the comparative year predominately due to a decrease in costs associated with the hosting services and a decrease of staffing in technical and customer support departments.

Operating Expenses

Operating costs during the year ended August 31, 2023 decreased by 0.5% to $3,218,092 (2022 - $3,233,860). The decrease in operating costs was primarily the result of the following:

  Favorable foreign exchange rates reduced the overall operating costs by approximately 3.7%. The majority of our operating costs are denominated in Canadian dollars. As the US dollar strengthened on average relative to the Canadian dollar, our operating costs as expressed in US dollars declined.
  While total salaries and wages remained relatively consistent with the prior year, we increased the amount capitalized to capital software assets and software under development intangible asset resulting in a decrease to total operating expenses of approximately 1.6%.
  With the growing capitalization of salaries and wages, amortization expense grew overall expenditures by 3.0%.
  One-time professional fees associated with resolving outstanding litigation grew overall expenditures by 1.6%.

For ease of reference the following table has been prepared to present operating results had the Company not capitalized software for fiscal years 2023 and 2022.

	2023	2022
Net Income for the Year	$335,098	$149,047
Capitalized Software Development	(682,617)	(626,778)
Adjustment to Amortization of Capitalized Software	166,235	65,937
Adjusted net income (loss) for the year	$(181,284)	$(411,794)

General and Administrative Expenses

	2023	2022	$ Change	% Change
Wages and benefits	$384,213	$455,343	(71,130)	(15.6%)
Professional fees	240,254	145,578	94,676	65.0%
Office and miscellaneous	92,157	102,124	(9,967)	(9.8%)
Shareholder relations	75,670	77,416	(1,746)	(2.3%)
Rent	49,231	59,631	(10,400)	(17.4%)
Foreign exchange loss	(118,228)	58,299	(176,527)	(302.8%)
Telecommunications	10,882	8,391	2,491	29.7%
Bad debt	3,129	44,304	(41,175)	(92.9%)
Other	32,305	29,295	3,010	10.3%
Total general and administrative expenses	$769,613	$980,381	(210,768)	(21.5%)

The decrease in salaries and wages can be explained by a temporary decrease in full time equivalent staffing for August 31, 2023 and one-time staff recruitment fees. Professional fees were temporarily increased due to one-time litigation expenses, which were subsequently resolved through a favorable judgment in the Company's favour. The Company was awarded costs and has only partially recognized the collection of those costs.

Sales and Marketing Expenses

	2023	2022	$ Change	% Change
Wages and benefits	$724,297	$825,551	(101,254)	(12.3%)
Advertising and marketing	97,129	121,981	(24,852)	(20.4%)
Rent	41,755	57,814	(16,059)	(27.8%)
Telecommunications	9,498	5,853	3,645	62.3%
Total sales and marketing expenses	$872,679	$1,011,199	(138,520)	(13.7%)

The decrease in wages and benefits is the result of a temporary decrease in full time equivalent staffing for August 31, 2023. The decrease in advertising and marketing expenses is related to timing of sponsorship, advertising, and attendance at industry events in the fiscal year 2023.

Product Development Expenses

Product development expenses	2023	2022	$ Change	% Change
Wages and benefits	$1,045,492	$846,737	198,755	23.5%
Software services	89,131	81,615	7,516	9.2%
Rent	79,690	84,991	(5,301)	(6.2%)
Telecommunications	123,132	83,592	39,540	47.3%
Other	-	2,683	(2,683)	100.0%
Product development expenses	$1,337,445	$1,099,618	237,827	21.6%

The rise in wages and benefits can be attributed to the recruitment of additional development staff, aimed at accelerating the implementation of new additions to the product roadmap. Additionally, for the year ended August 31, 2023, the Company increased the amount of capitalized product development wages, reflecting a continued significant investment in product development to expand its addressable market. The increase in telecommunications costs is directly associated with the expansion of product development activities.

Depreciation and Amortization

Depreciation and amortization expense increased to $238,355 for the year ended August 31, 2023 from $142,662 for the year ended August 31, 2022, an increase of 67.1% was due to depreciation of additionally capitalized software development costs associated with Play MPE® recipient player applications during the year.

Other Income

Interest income earned on the Company's Guaranteed Investment Certificates was $36,498 for the year ended August 31, 2023 (2022 - $9,153). The interest income more than doubled year over year due to increased interest rates in Canada.

Additionally, the Company terminated its lease agreement for the office space on January 31, 2022. Upon termination the Company disposed of leasehold fixtures and fittings and recorded a gain on lease termination of $11,018 for the year ended August 31, 2022.

Net Income

For the year ended August 31, 2023, we reported a net income of $335,098 (2022 - $149,074).

For the year ended August 31, 2023, adjusted EBITDA was $687,463 (2022 - $435,507). Adjusted EBITDA is not defined under U.S. GAAP, and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of our profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense.

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

	2023	2022
Net income	$335,098	$149,074
Current income tax	2,576	4,348
Stock-based compensation	147,932	148,576
Depreciation and amortization	238,355	142,662
Interest income	(36,498)	(9,153)
Adjusted EBITDA	$687,463	$435,507

LIQUIDITY, FINANCIAL CONDITION

As of August 31, 2023, we held $2,002,769 (2022 - $2,095,928) in cash and cash equivalents. The Company's cash equivalents consist of investments in mutual funds with a major Canadian financial institution that earn interest at variable interest rates ranging from 4.55% - 4.90%.

On August 31, 2023, we had working capital of $2,185,960 compared to $2,268,778 as at August 31, 2022. The decrease in our working capital was primarily due to operating results.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the years indicated:

Net cash and cash equivalents provided by (used in)	2023	2022	$ Change	% Change
Operating activities	$705,634	$307,198	398,436	129.7%
Investing activities	(716,024)	(692,846)	(23,178)	3.3%
Financing activities	(21,135)	(190,676)	169,541	(88.9%)
Effect of foreign exchange rate changes on cash	(61,634)	(80,410)	18,776	(23.4%)
Net increase (decrease) in cash and cash equivalents	$(93,159)	$(656,734)	563,575	(85.8%)

Operating Activities

Net cash provided by operating activities during the year ended August 31, 2023 was $705,634 (2022 - $307,198). The cash used in operating activities for the year ended August 31, 2023 was due to approximately $2.3 million spent on salaries and wages, $0.2 million in professional expenses, $0.15 million on telephone communications and cloud infrastructure, and approximately $0.1 million spent on research and development. The net cash used in operating activities for the year ended August 31, 2022 was due to approximately $2.4 million spent on salaries and wages, $0.1 million in professional expenses, $0.1 million on office expenses, $0.1 million on telephone communications and cloud infrastructure, and approximately $0.08 million spent on research and development. In 2023, the notable rise in net cash provided by operating activities compared to 2022 can be attributed primarily to the increased revenue of the Company and its proactive efforts to optimize and rightsize expenses.

Investing Activities

Net cash used in investing activities for the year ended August 31, 2023 was $716,024, compared to cash used by investing activities of $692,846 for the year ended August 31, 2022. The year-over-year increase was mainly driven by the higher proportion of software development salaries and wages being capitalized this year.

Financing Activities

Net cash used in financing activities during the year ended August 31, 2023 was $21,135 (2022 - $190,676) - this cash was used to repurchase and retire 25,651 shares of common stock (2022 - 143,100 shares of common stock) of the Company under the Normal Course Issuer Bid ("NCIB") and to repurchase stock options. The decrease in net cash used in financing activities was driven by the lower number of shares repurchased in the year.

CAPITAL RESOURCES

The Company does not have any material commitments for capital expenditures and the Company is able to meet current and expected growth with income from operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2023, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Stock-Based Compensation

We recognize the costs of employee services received in stock-based payment transactions according to the fair value provisions of the current stock-based payment guidance. The fair value of employee services received in stock-based payment transactions is estimated at the grant date and recognized over the requisite service period. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. We selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value of our stock-based awards. The Black-Scholes model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option's expected term and the price volatility of the underlying stock. Our current estimate of volatility is based on historical and market-based implied volatilities of our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing stock-based compensation cost recognized in future periods. We derive the expected term assumption primarily based on our historical settlement experience, while giving consideration to options that have not yet completed a full life cycle. Stock-based compensation cost is recognized only for awards ultimately expected to vest. Our estimate of the forfeiture rates is based primarily on our historical experience. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. In the future, as empirical evidence regarding these input estimates is available to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates.

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

Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets including tangible assets in accordance with authoritative guidance. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we recognize such impairment in the event the carrying amount of such assets exceeds the future undiscounted cash flows attributable to such assets. Intangible assets that are not subject to amortization are tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. We have not recorded any impairment losses to date.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Destiny Media Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of Destiny Media Technologies Inc. (the "Company") as of August 31, 2023 and 2022, and the related consolidated statements of comprehensive income, cash flows, and stockholders’ equity for each of the years in the two years in the period ended August 31, 2023, and the related notes (collectively referred to as the "consolidated financial statements").

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of labour costs capitalized to computer software and software under development

As discussed in note 2 of the consolidated financial statements, the Company capitalizes costs related to application development activities that results in additional functionality. As discussed in note 3 and 4 of the consolidated financial statements, labour costs of $682,617 were capitalized to software under development in intangible assets, of which $559,044 was subsequently reclassified to computer software in property and equipment.

We identified the evaluation of labour costs capitalized to computer software and software under development as a critical audit matter. The complexity in determining whether the costs were incurred for software enhancement activities resulting in additional functionality required significant audit effort.

Our audit procedures related to the evaluation of labour costs capitalized to computer software and software under development included the following, among others:

  We reviewed the underlying software enhancement project plans and assessed the nature of the activities performed to determine whether recognition criteria for internal-use software are met.
  We evaluated management’s calculation of the labour costs to be capitalized by performing the following:
    We tested the completeness of the data used in management’s calculation by agreeing the total time shown in the data set to the task tracking software for the entire fiscal year, including non-capitalizable time and capitalizable tasks.

  We tested the accuracy of the data used in management’s calculation by agreeing the entry details to the details exported from the task tracking software.
  We recalculated a sample of labour costs capitalized to computer software and software under development using data from the task tracking software.
  We compared the completion date of the software enhancement projects to the projects completion report to verify the appropriateness of transferring certain assets from intangible assets to property and equipment during the fiscal year.

/s/ Smythe LLP

Smythe LLP

Chartered Professional Accountants

We have served as the Company's auditor since 2022.

Vancouver, Canada

November 28, 2023

DESTINY MEDIA TECHNOLOGIES, INC.

Consolidated Balance Sheets

	Notes	August 31, 2023	August 31, 2022
ASSETS
Cash and cash equivalents		$2,002,769	$2,095,928
Accounts receivable, net of allowance for doubtful accounts of $41,331 (2022 - $39,518)	9	432,501	483,774
Other receivables		58,519	29,600
Prepaid expenses		72,014	83,242
Deposits		32,214	33,305
Total current assets		2,598,017	2,725,849

Property and equipment, net	3	642,207	311,792
Intangible assets, net	4	645,474	529,717
Total assets		$3,885,698	$3,567,358

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable		$110,203	$116,290
Accrued liabilities		267,144	319,738
Deferred revenue		34,710	21,043
Total current liabilities		412,057	457,071
Total liabilities		412,057	457,071

Commitments and contingencies	8	-	-

Stockholders' equity
Common stock, par value $0.001, authorized 20,000,000 shares. Issued and outstanding - 10,096,610 shares (2022 - 10,122,261 shares)	6	10,096	10,122
Additional paid-in capital	6	9,242,671	9,115,848
Accumulated deficit		(5,304,367)	(5,639,465)
Accumulated other comprehensive loss		(474,759)	(376,218)
Total stockholders' equity		3,473,641	3,110,287
Total liabilities and stockholders' equity		$3,885,698	$3,567,358

The accompanying notes are an integral part of these consolidated financial statements.

24

DESTINY MEDIA TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income

		For the years ended December 31,
	Notes	2023	2022

Service revenue	8	$4,034,384	$4,023,910

Cost of revenue
Hosting costs		114,881	178,567
Internal engineering support		49,353	61,793
Customer support		279,667	350,161
Third-party and transactions costs		71,215	66,278
		515,116	656,799
Gross margin		3,519,268	3,367,111
		87.2%	83.7%
Operating expenses
General and administrative		769,613	980,381
Sales and marketing		872,679	1,011,199
Product development		1,337,445	1,099,618
Depreciation and amortization	3,4	238,355	142,662
		3,218,092	3,233,860
Income from operations		301,176	133,251

Other income
Interest and other income		36,498	9,153
Gain on disposal of assets	3,5	-	11,018
Net income before income tax		$337,674	$153,422
Current income tax expense		(2,576)	(4,348)
Net income		$335,098	$149,074
Foreign currency translation adjustments		(98,541)	(115,085)
Total comprehensive income		$236,557	$33,989

Net income per common share
Basic and diluted	6	$0.03	$0.01

Weighted average common shares outstanding:
Basic and diluted	6	10,119,454	10,169,426

The accompanying notes are an integral part of these consolidated financial statements.

25

DESTINY MEDIA TECHNOLOGIES, INC.

Consolidated Statements of Stockholders' Equity

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 31, 2021		10,265,361	$10,266	$9,157,804	$(5,788,539)	$(261,133)	$3,118,398
Total comprehensive income		-	-	-	149,074	(115,085)	33,989
Stock-based compensation		-	-	148,576	-	-	148,576
Stock options repurchased and retired		-	-	(11,275)	-	-	(11,275)
Common shares retired		(143,100)	(144)	(179,257)	-	-	(179,401)
Balance, August 31, 2022		10,122,261	$10,122	$9,115,848	$(5,639,465)	$(376,218)	$3,110,287

Balance, August 31, 2022		10,122,261	$10,122	$9,115,848	$(5,639,465)	$(376,218)	$3,110,287
Total comprehensive income		-	-	-	335,098	(98,541)	236,557
Stock-based compensation	6(b)	-	-	147,932	-	-	147,932
Stock options repurchased and retired		-	-	-	-	-	-
Common shares retired	6(a)	(25,651)	(26)	(21,109)	-	-	(21,135)
Balance, August 31, 2023		10,096,610	$10,096	$9,242,671	$(5,304,367)	$(474,759)	$3,473,641

The accompanying notes are an integral part of these consolidated financial statements.

26

DESTINY MEDIA TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

		For the years ended August 31,
	Notes	2023	2022

Operating Activities
Net income		$335,098	$149,074
Adjustments to reconcile net income to net cash provided (used) in operations:
Depreciation and amortization	3, 4	238,355	142,662
Stock-based compensation	6(b)	147,932	148,576
Allowance for doubtful accounts		3,129	39,518
Gain on disposal of assets	3, 5	-	(11,018)
Impairment expense			2,683
Unrealized foreign exchange gain/(loss)		(148)	29,517
Changes in non-cash working capital:
Accounts receivable		120,729	(178,935)
Other receivables		(29,692)	22,589
Prepaid expenses and deposits		9,982	19,373
Accounts payable		(99,329)	(26,843)
Accrued liabilities		(34,861)	(33,747)
Deferred revenue		14,439	13,247
Operating lease liability			(9,498)
Net cash provided by operating activities		705,634	307,198

Investing Activities
Development of software		(130,516)	(366,508)
Purchase of property, equipment, and intangibles	3, 4	(585,508)	(326,338)
Net cash used in investing activities		(716,024)	(692,846)

Financing Activities
Common stock repurchased for cancellation	6(a)	(21,135)	(179,401)
Repurchase of stock options for retirement		-	(11,275)
Net cash used in financing activities		(21,135)	(190,676)

Effect of foreign exchange rate changes on cash and cash equivalents		(61,634)	(80,410)

Net decrease in cash and cash equivalents		(93,159)	(656,734)
Cash and cash equivalents, beginning of year		2,095,928	2,752,662
Cash and cash equivalents, end of year		$2,002,769	$2,095,928

Supplementary disclosure:
Interest paid		$-	$-
Income taxes paid		$2,576	$4,348

The accompanying notes are an integral part of these consolidated financial statements.

27

 DESTINY MEDIA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2023

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

The Company's stock is listed for trading under the symbol "DSNY" on the OTCQB U.S. in the United States, under the symbol "DSY" on the TSX Venture Exchange (the "TSXV") and under the symbol "DME" on the Berlin, Frankfurt, Xetra and Stuttgart exchanges in Germany.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to the labour capitalized to software under development and computer software, the recoverability of long-term assets including property and equipment, intangible assets, amortization expense, and valuation of stock-based compensation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company's cash include cash in readily available checking accounts. The Company's cash equivalents consist of investments in mutual funds with a major Canadian financial institution that earn interest at variable interest rates ranging from 4.55% - 4.90%.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to non-collectability. The Company's allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the consolidated financial statements based on collection experience. The Company had $41,331 and $39,518 in allowance at August 31, 2023 and 2022, respectively. The Company recorded $3,129 and $44,304 in bad debt for the years ended August 31, 2023 and 2022, respectively.

Property and equipment, net

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the asset and is calculated using the following rates, commencing upon utilization of the assets:

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

Capitalization is limited to costs that are directly attributable to the specific software application and incurred during the application development stage. These costs may include but are not limited to:

  Direct costs of materials and services consumed in developing or obtaining internal-use software.
  Costs of employees directly associated with the development project, including employee compensation and benefits.
  Costs of third-party services utilized in the development process.

Costs associated with maintenance, training, and general and administrative activities are expensed as incurred.

The Company assesses the probability of completing the software development and the intended use of the software application to determine the eligibility of costs for capitalization. Once a project reaches the stage where it is probable that the software will provide additional functionality, capitalization begins, and costs are capitalized until the project is substantially complete and ready for its intended use. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software, typically not exceeding two years.

Patents, trademarks and lists are stated at cost. Depreciation and amortization of patents, trademarks and lists are taken over the estimated useful lives of the assets and is calculated using the straight-line method over 3 years, commencing upon utilization of the assets.

Impairment of long-lived assets

The Company reviews long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Intangible assets that are not subject to amortization are tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded for the years ended August 31, 2023 and 2022.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

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

Consideration associated with support activities, specified enhancements and upgrades are estimated using a cost-plus reasonable margin approach, as there is no observable SSP.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

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

Stock-based compensation

Stock-based compensation expense for employees and directors is recognized in the consolidated statements of comprehensive income based on estimated amounts, including the grant date fair value and the expected service period. For stock options, we estimate the grant date fair value using a Black-Scholes valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. We estimate the expected future volatility based on the Company's historical price volatility. The stock's future volatility may differ from the estimated volatility at the grant date. Our estimate of the forfeiture rate is based primarily on our historical experience. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period. When awards are forfeited because non-market based vesting conditions are not satisfied, the expense previously recognized is proportionately reversed. We recognize the value of the awards over the awards' requisite service or performance periods. The requisite service period is generally the time over which our stock-based awards vest.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

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

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by FASB or other standard setting bodies on the Company's consolidated financial statements as well as material updates to previous assessments. There were no new material accounting standards issued in years of 2022 and 2023 that impacted the Company.

3. PROPERTY AND EQUIPMENT, NET

	August 31, 2023
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$131,892	$(120,990)	$10,902
Computer hardware	316,619	(269,733)	46,886
Computer software	811,374	(226,955)	584,419
Total property and equipment	$1,259,885	$(617,678)	$642,207

	August 31, 2022
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$136,369	$(122,279)	$14,090
Computer hardware	320,260	(259,339)	60,921
Computer software	673,691	(436,910)	236,781
Total property and equipment	$1,130,320	$(818,528)	$311,792

During the year ended August 31, 2023, the Company capitalized a total of $559,044 in salaries and wages related to computer software development (2022 - $269,777). During the year ended August 31, 2023, $399,935 in Computer Software cost was fully depreciated and subsequently eliminated from the continuity schedule presented above.

Depreciation on property and equipment for the year ended August 31, 2023 was $227,488 (2022 - $128,968).

On January 31, 2022, the Company terminated the lease for the office space (Note 5). Accordingly, leasehold fixtures and fittings were disposed of and a loss of $9,035 was recognized in the consolidated statement of comprehensive income for the year ended August 31, 2022.

4. INTANGIBLE ASSETS, NET

	August 31, 2023
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$624,539	$-	$624,539
Patents, trademarks, and lists	467,852	(446,917)	20,935
Total intangible assets	$1,092,391	$(446,917)	$645,474

	August 31, 2022
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$516,397	$-	$516,397
Patents, trademarks, and lists	464,285	(450,965)	13,320
Total intangible assets	$980,682	$(450,965)	$529,717

During the year ended August 31, 2023, the Company capitalized a total of $682,617 in salaries and wages related to software under development (2022 - $626,778), out of this amount, $559,044 (2022 - $269,777) was subsequently reclassified to Computer software assets as the projects were completed (Note 3).

Amortization on intangible assets for the year ended August 31, 2023 was $10,867 (2022 - $13,694).

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

Right-of-Use Assets
Balance, August 31, 2021	$190,253
Depreciation	(95,010)
Termination	(94,210)
Foreign currency translation adjustment	(1,033)
Balance, August 31, 2023 and 2022	$-

Operating Lease Liabilities
Balance, August 31, 2021	$226,978
Lease interest expense	6,036
Payments	(117,548)
Termination	(114,263)
Foreign currency translation adjustment	(1,203)
Balance, August 31, 2023 and 2022	$-

During the year ended August 31, 2023 the Company recorded depreciation expense of $nil (2022 - $95,010) which has been allocated between general and administrative, sales and marketing, and product development expenses on the consolidated statements of comprehensive income. The total rent commitment, net of the leasehold improvement allowance, was amortized to rent expense on a straight-line basis over the term of the lease. On January 31, 2022, upon exit of the lease a gain of $20,053 was recognized in the consolidated statements of comprehensive income.

As of August 31, 2023 and 2022, the Company had no outstanding commitments related to the operating lease payments.

6. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

During the year ended August 31, 2023, the Company did not issue any common stock (2022 - Nil). During the year ended August 31, 2023, the Company repurchased and cancelled 25,651 common shares for $21,135 (2022 - 143,100 common shares for $179,401).

[b] Stock option plans

Pursuant to the Company's 2015 Stock Option Plan (the "2015 Plan"), 530,000 shares of common stock have been reserved for issuance. A total of 420,000 common shares remain eligible for issuance under the 2015 Plan. On February 18, 2022 the Company received shareholder approval for the 2022 Stock Option Plan (the "2022 Plan") (together with the 2015 Plan, the "Plans"), whereby 1,000,000 common shares are reserved for issuance. As of August 31, 2023, 361,000 common shares remain eligible for issuance under the 2022 Plan.

The options generally vest over a range of periods from the date of grant, some are immediate, and others vest over 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the underlying common shares are returned to the reserve. The options generally have a contractual term of five years.

6. STOCKHOLDERS' EQUITY CONT'D

Stock-Based Payment Award Activity

During the year ended August 31, 2023, the Company granted 228,000 (2022 - 561,000) share purchase options to directors, officers, employees, and consultants of the Company. The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	2023	2022
Risk-free interest rate	5.00%	1.20%
Volatility	84.89%	72.34%
Exercise price	$0.85	$1.50
Dividend yield	0%	0%
Forfeiture rate	0%	0%
Expected life (years)	2.13	3.50

The summary of option activity for the years ended August 31, 2023 and 2022 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at August 31, 2021	410,000	$1.34	2.26
Granted	561,000	$1.50	5.00
Forfeited	(91,583)	$1.38	3.85
Repurchased	(82,500)	$1.00	2.25
Expired	(203,917)	$1.46	0.50
Outstanding at August 31, 2022	593,000	$1.49	3.79
Granted	228,000	$0.85	5.00
Forfeited	(72,000)	$1.41	3.41
Outstanding at August 31, 2023	749,000	$1.30	3.37
Exercisable at August 31, 2023	480,017	$1.47	2.76

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the options that were in-the-money as of August 31, 2023. In all cases, the aggregate intrinsic value was $nil. There were no stock options repurchased during the year ended August 31, 2023. During the year ended August 31, 2022, the Company repurchased 82,500 stock options for $11,275.

The following table summarizes information regarding the non-vested options outstanding as of August 31, 2023 and changes during the period:

	Number of Options	Weighted Average Exercise Price
Non-vested options at August 31, 2021	98,750	$0.48
Granted	561,000	$1.50
Forfeited	(91,583)	$1.38
Vested	(239,958)	$1.44
Expired	(7,667)	$1.50
Non-vested options at August 31, 2022	320,542	$1.50
Granted	228,000	$0.85
Forfeited	(41,791)	$1.36
Vested	(237,768)	$1.46
Non-vested options at August 31, 2023	268,983	$1.01

As of August 31, 2023, there was $107,208 (2022 - $179,620) of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.92 years (2022 - 1.25 years).

6. STOCKHOLDERS' EQUITY CONT'D

During the years ended August 31, 2023 and 2022, the total stock-based compensation expense was reported in the consolidated statement of comprehensive income as follows:

Stock-based compensation	2023	2022
General and administrative	$75,997	$74,868
Sales and marketing	20,790	33,015
Product development	51,145	40,693
Total stock-based compensation	$147,932	$148,576

[c] Employee Stock Purchase Plan

The Company's 2011 Employee Stock Purchase Plan (the "ESPP") became effective on February 22, 2011. Under the ESPP, employees of the Company can contribute up to 5% of their annual salary into a pool which is matched equally by the Company in order to purchase the Company's common shares under certain terms. Directors can contribute a maximum of $12,500 each for a combined maximum annual purchase of $25,000. The maximum annual combined contributions will be $400,000. All purchases are made through the TSXV by a third-party plan agent. The third-party plan agent is also responsible for the administration of the ESPP on behalf of the Company and the participants.

During the year ended August 31, 2023, the Company recognized compensation expense of $111,800 (2022 - $109,637) in salaries and wages on the consolidated statement of comprehensive income in respect of the ESPP, representing the Company's employee matching of cash contributions to the ESPP. The shares were purchased on the open market at an average price of $0.69 (2022 - $1.24). The shares are held in trust by the Company for a period of one year from the date of purchase. As of August 31, 2023, 237,184 shares were held in trust by the Company.

7. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 21.0% and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 27.0%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense is as follows:

	2023	2022
Tax at U.S. statutory rates	$70,000	$32,000
Permanent differences	33,000	33,000
Effect of higher foreign tax rates in Canada	59,000	50,000
Foreign exchange and other adjustments	128,000	190,000
Change in valuation allowance	(290,000)	(305,000)
Provision for income taxes	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which realization is not likely to occur.

Significant components of the Company's deferred tax assets as of August 31 are as follows:

	2023	2022
Deferred tax assets
Net operating loss carryforwards	$851,000	$745,000
Excess of book over tax depreciation	365,000	740,000
Tax credit carryforwards	615,000	636,000
Total deferred tax assets	1,831,000	2,121,000
Valuation allowance	(1,831,000)	(2,121,000)
Net deferred tax assets	$-	$-

Net income (loss) before income tax by geographic region is as follows:

	2023	2022
United States	$(653,991)	$(684,775)
Canada	991,665	838,197
Total	$337,674	$153,422

If not utilized to reduce future taxable income, the Company's net operating loss carryforwards will expire as follows:

2023 and thereafter
United States	$4,055,000
Canada	-
Total	$4,055,000

If not utilized to reduce future taxes payable, the Company's investment tax credit carryforwards will expire as follows:

2031 and thereafter
United States	$-
Canada	764,000
Total	$764,000

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

9. CONCENTRATIONS, ECONOMIC DEPENDENCE AND SEGMENTS

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers earned during the years ended August 31, 2023 and 2022, by product and location of customer, was as follows:

	2023	2022
Play MPE®
North America	$1,990,075	$1,957,722
Europe	1,837,517	1,851,291
Australasia	179,960	185,941
Africa	26,832	26,516
Total Play MPE®	4,034,384	4,021,470

Clipstream®
North America	-	2,440
Total	$4,034,384	$4,023,910

Revenue presented above is based on location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the year ended August 31, 2023, the Company generated 41.9% of total revenue from one customer (2022 - 41.3%).

As at August 31, 2023, one customer represented $143,689 (or 36%) of the trade receivables balance (2022, one customer represented $283,144 (or 59%)). Subsequent to the year ended August 31, 2023 this customer paid the outstanding balance in full.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of August 31, 2023.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management concluded that our internal controls over financial reporting were effective as of August 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended August 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(1) Member of our Audit Committee

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

Fred Vandenberg, B. Comm. MBA, CPA, CA - Mr. Vandenberg has been our Chief Executive Officer since June 2017 and was our Chief Financial Officer from July 2007 to December 2017. Mr. Vandenberg's core responsibilities include strategic planning and coordinating strategic planning, marketing and product development functions of the Company. Mr. Vandenberg has been with the Company for 19 years, heading up the finance group and managing the majority of Play MPE® operations, including the initial transition of our customers to commercial agreements in 2008. Mr. Vandenberg oversees the business development and operational functions of Play MPE®, expanding into new markets while ensuring we continue to lead the industry in customer service. Mr. Vandenberg obtained a Bachelor of Commerce from McMaster University in 1991 and a Master of Business Administration (Finance) from McMaster University in 1993. In 1996, Mr. Vandenberg was designated as a Chartered Professional Accountant in Ontario and completed the CICA In-depth Tax program.

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

Olya Massalitina BSc., CPA - Mrs. Massalitina was appointed our Chief Financial Officer in April of 2022, replacing the Company's former CFO - Samuel Ritchie. Mrs. Massalitina is a Chartered Professional Accountant with over 10 years of experience working with a variety of publicly traded multinational companies in different industries. During that time, she has provided foundational financial services to clients including auditing, financial reporting, budgeting and forecasting, controls and processes, and more. Through her experience dealing with large international companies Mrs. Massalitina acquired considerable experience in finance, governance, and regulatory compliance. Mrs. Massalitina holds a Bachelor of Science, Mathematics degree from a well-recognized Ukrainian University and a Diploma in Accounting from British Columbia Institute of Technology.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table presents information regarding the total compensation awarded to, earned by, or paid to each person serving as Chief Executive Officer during the year ended August 31, 2023 and other individuals as required by Item 402(m)(2) of Regulation S-K, during the noted periods. These individuals are our named executive officers for 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Other Annual Compensation ($) (2)	Total ($)
Frederick Vandenberg (3) , Director, President, Chief Executive Officer, and former Chief Financial Officer	2023	189,287	-	-	8,363	16,173	213,823
	2022	200,139	3,475	-	52,986	22,071	278,671
Olya Massalitina (3)(4)	2023	17,320	-	-	12,545	-	29,865
Chief Financial Officer	2022	42,969	-	-	-	796	43,765
Samuel Ritchie (3)(5)	2023	-	-	-	-	-	-
Former Chief Financial Officer	2022	58,844	-	-	-	16,937	75,781

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

(3) Compensation is stated in United States dollars. Where compensation was provided in Canadian dollars, compensation is based on an exchange rate of 0.7423 US dollars for each 1.00 Canadian dollar during the 2023 fiscal year and 0.7862 US dollars for each 1.00 Canadian dollar during the 2022 fiscal year.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our named executive officers that were outstanding as of August 31, 2023:

Name and Principal Position	Number of Securities Underlying Unexercised Options # Exercisable	# Unexercisable	Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Weighted Average Option Exercise Price $	Option Expiration Date
Frederick Vandenberg, Chief Executive Officer	58,333	21,667	-	1.50	31-Oct-2026
	1,668	18,332		0.85	23-Jul-2028
Olya Massalitina, Chief Financial Officer	-	30,000	-	0.85	23-Jul-2028

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

Additionally, the Company has the 2015 Stock Option Plan and 2022 Stock Option Plan, under which up to an aggregate of 1,530,000 shares of the common stock have been reserved for issuance. As at August 31, 2023, an aggregate of 781,000 common shares remained eligible for issuance under the plans. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings. In addition, our directors are eligible for grants of options to purchase shares of our common stock at the discretion of our Board of Directors.

The following table summarizes compensation paid to all of our directors who were not our named executive officers during the fiscal year ended August 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)
Hyonmyong Cho	-	-	4,182	-	4,182
Samuel Jay Graber	-	-	4,182	12,500	16,682
David Summers	-	-	4,182	-	4,182
David Mossberg	-	-	4,182	12,500	16,682

(1) Other compensation includes participation in the employee share purchase plan described above under long term incentive plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 28, 2023 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Name of beneficial owner	# of Shares	%
Hyonmyong Cho (2)	547,622	5.52%
Samuel Jay Graber (3)	262,362	2.64%
Frederick Vandenberg (4)	513,002	5.15%
David Summers(5)	116,715	1.18%
David Mossberg (6)	97,357	*
Olya Massalitina(7)	3,750	*
All directors and executive officers as a group (4 persons)	1,540,808	15.51%
Mark Graber (8)	2,085,779	21.02%

*Owning less than 1%.

(1) Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of such shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of November 28, 2023. As of November 28 , 2023, there were 9,924,610 shares of our common stock issued and outstanding.

(2) Consists of 142,735 shares held by Mr. Cho and 43,334 shares that may be acquired upon the exercise of stock options held by Mr. Cho within 60 days of November 28, 2023 and includes 361,553 shares held through Mr. Cho's indirect pecuniary ownership held through Greenlaw International LP, a Delaware limited partnership (the "Fund"), and Greenlaw International GP LLC, a Delaware limited liability company and the general partner of the Fund which has the right to receive an allocation of a portion of the profits of the Fund.

(3) Consists of 219,028 shares held by Mr. Graber, and 43,334 shares that may be acquired upon the exercise of stock options held by Mr. Graber within 60 days of November 28, 2023.

(4) Consists of 437,584 shares held by Mr. Vandenberg and 75,418 shares that are acquirable upon the exercise of stock options held by Mr. Vandenberg within 60 days of November 28, 2023.

(5) Consists of 23,381 shares held by Mr. Summers and 93,334 shares that are acquirable upon the exercise of stock options held by Mr. Summers within 60 days of November 28, 2023.

(6) Consists of 54,023 shares held by Mr. Mossberg and 43,334 shares that are acquirable upon the exercise of stock options held by Mr. Mossberg within 60 days of November 28, 2023.

(7) Consists of 3,750 shares that are acquirable upon the exercise of stock options held by Mrs. Massalitina within 60 days of November 28, 2023.

(8) Consists of (i) 1,933,809 shares of the Company's common stock directly held by Mark Graber; (ii) 145,970 shares beneficially owned by Four Star Investments, a Texas partnership over which Mr. Graber has shared voting and disposition power; and (iii) 6,000 shares held by Mr. Graber's spouse.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information about our equity compensation plans as of August 31, 2023.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	639,000	$1.28	361,000
Equity compensation plans not approved by stockholders	110,000	$1.45	420,000
Total	749,000	$1.30	781,000

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate audit and review fees incurred for the fiscal years ended August 31, 2023 and 2022 were $64,500 and $52,800, respectively. Such fees included work completed for our annual audit and for the review of our consolidated financial statements included in our Forms 10-K and 10-Q.

The 2023 and 2022 audits were performed by Smythe LLP, the Company's current auditor, appointed as the Company's new independent registered public accounting firm on September 15, 2022.

Audit Related Fees

None.

Tax Fees

For the fiscal year ended August 31, 2023 the Company incurred $7,800 in fees billed for tax compliance services provided by Smythe LLP. For the fiscal year ended August 31, 2022 the Company incurred $16,500 in fees billed for tax compliance services provided by other consultants.

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

2. Consolidated Balance Sheets;

3. Consolidated Statements of Comprehensive Income (loss);

4. Consolidated Statements of Cash Flows;

5. Consolidated Statement of Changes in Stockholders' Equity; and

6. Notes to the Consolidated Financial Statements.

(a)(2) Financial Statement Schedules:

(a)(3) Exhibits:

3.1	Amended Articles of Incorporation (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on October 8, 2014).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit B to the Plan of Conversion as filed in our Definitive Proxy Statement on Form DEF14A on August 18, 2014)

3.3	Certificate of Amendment (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 13, 2019)

4.1	Description of Capital Stock

4.2	2015 Stock Option Plan

10.1†	Employee Stock Purchase Plan (incorporated by reference to our Other Definitive Proxy Statements on Form DEF 14A filed on February 04, 2011).

21.1*	Subsidiaries of the Registrant.
24*	Power of Attorney (included in Signature pages)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

100*	XBRL-Related Documents
101*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

† Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/Frederick Vandenberg
Frederick Vandenberg Chief Executive Officer, President (Principal Executive Officer) Date: November 28, 2023

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

By:	/s/Frederick Vandenberg
Frederick Vandenberg Chief Executive Officer, President (Principal Executive Officer) Date: November 28, 2023

By:	/s/Olya Massalitina
Olya Massalitina, CPA Chief Financial Officer, Treasurer (Principal Financing and Accounting Officer) Date: November 28, 2023

By:	/s/Hyonmyong Cho
Hyonmyong Cho Director Date: November 28, 2023

By:	/s/Samuel Jay Graber
Samuel Jay Graber Director Date: November 28, 2023

By:	/s/David Summers
David Summers Director Date: November 28, 2023

By:	/s/David Mossberg
David Mossberg Director Date: November 28, 2023