Form 10-Q
period 2023-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2024-01-16
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2023

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

[ ]Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant's common stock, par value $0.001, as of January 16, 2024 was 9,820,710.

DESTINY MEDIA TECHNOLOGIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	Notes	November 30,2023	August 31, 2023
		(unaudited)
ASSETS
Cash and cash equivalents		$1,832,365	$2,002,769
Accounts receivable, net of allowance for doubtful accounts of $41,814 (August 31, 2023 - $41,331)	8	622,768	432,501
Other receivables		56,334	58,519
Prepaid expenses		51,116	72,014
Deposits		32,135	32,214
Total current assets		2,594,718	2,598,017

Property and equipment, net	4	586,439	642,207
Intangible assets, net	5	796,485	645,474
Total assets		$3,977,642	$3,885,698

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable		$92,660	$110,203
Accrued liabilities		304,043	267,144
Deferred revenue		27,447	34,710
Total current liabilities		424,150	412,057
Total liabilities		424,150	412,057

Commitments and contingencies	7	-	-

Stockholders' equity
Common stock, par value $0.001, authorized 20,000,000 shares. Issued and outstanding - 9,924,610 shares (August 31, 2023 - 10,096,610 shares)	6	9,924	10,096
Additional paid-in capital		9,085,870	9,242,671
Accumulated deficit		(5,054,851)	(5,304,367)
Accumulated other comprehensive loss		(487,451)	(474,759)
Total stockholders' equity		3,553,492	3,473,641
Total liabilities and stockholders' equity		$3,977,642	$3,885,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

		For the three months ended November 30,
	Notes	2023	2022

Service revenue	8	$1,154,802	$1,020,737

Cost of revenue
Hosting costs		28,273	27,959
Internal engineering support		17,070	12,570
Customer support		96,728	71,228
Third-party and transactions costs		21,347	17,690
		163,418	129,447
Gross margin		991,384	891,290
		85.8%	87.3%
Operating expenses
General and administrative		147,892	163,061
Sales and marketing		215,857	174,226
Product development		308,547	263,426
Depreciation and amortization	4,5	81,098	36,379
		753,394	637,092
Income from operations		237,990	254,198

Other income
Interest and other income		11,526	7,668
Net income before income tax		$249,516	$261,866
Current income tax expense		-	(3,600)
Net income		$249,516	$258,266
Foreign currency translation adjustments		(12,692)	(92,484)
Total comprehensive income		$236,824	$165,782

Net income per common share
Basic and diluted	6	$0.02	$0.03

Weighted average common shares outstanding:
Basic	6	10,010,534	10,122,261
Diluted	6	10,286,534	10,122,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended November 30, 2023 and 2022

(Unaudited)

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 31, 2022		10,122,261	10,122	9,115,848	(5,639,465)	(376,218)	3,110,287
Total comprehensive income		-	-	-	258,266	(92,484)	165,782
Stock-based compensation		-	-	37,157	-	-	37,157
Balance, November 30, 2022		10,122,261	10,122	9,153,005	(5,381,199)	(468,702)	3,313,226

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 31, 2023		10,096,610	10,096	9,242,671	(5,304,367)	(474,759)	3,473,641
Total comprehensive income		-	-	-	249,516	(12,692)	236,824
Stock-based compensation	6(b)	-	-	13,805	-	-	13,805
Common shares retired	6(a)	(172,000)	(172)	(170,606)	-	-	(170,778)
Balance, November 30, 2023		9,924,610	9,924	9,085,870	(5,054,851)	(487,451)	3,553,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		For the three months ended November 30,
	Notes	2023	2022
Operating Activities
Net income		$249,516	$258,266
Adjustments to reconcile net income to net cash provided (used) in operations:
Depreciation and amortization	4,5	81,098	36,379
Stock-based compensation	6(b)	13,805	37,157
Allowance for doubtful accounts		578	1,370
Unrealized foreign exchange gain		(1,833)	(12,869)
Changes in non-cash working capital:		-
Accounts receivable		(152,051)	99,817
Other receivables		2,092	(6,951)
Prepaid expenses and deposits		20,789	30,234
Accounts payable		(55,411)	442
Accrued liabilities		37,325	19,200
Deferred revenue		(7,139)	(3,508)
Net cash provided by operating activities		188,769	459,537

Investing Activities
Development of software		(154,064)	(248,309)
Purchase of property, equipment, and intangibles	4,5	(23,338)	-
Net cash used in investing activities		(177,402)	(248,309)

Financing Activity
Common stock repurchased for cancellation	6(a)	(170,778)	-
Net cash used in financing activities		(170,778)	-

Effect of foreign exchange rate changes on cash and cash equivalents		(10,993)	(60,951)

Net increase (decrease) in cash and cash equivalents		(170,404)	150,277
Cash and cash equivalents, beginning of period		2,002,769	2,095,328
Cash and cash equivalents, end of period		$1,832,365	$2,246,205

Supplementary disclosure:
Interest paid		$-	$-
Income taxes paid		$-	$3,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2023

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

The Company’s stock is listed for trading under the symbol “DSNY” on the OTCQB U.S. in the United States, under the symbol “DSY” on the TSX Venture Exchange (the "TSXV") and under the symbol “DME1.F” on the Berlin, Frankfurt, Xetra and Stuttgart exchanges in Germany.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries: Destiny Software Productions, Inc. (“DSNY”), MPE Distributions, Inc. (“MPE”), Tonality, Inc. (“Tonality”), and Sonox Digital Inc. (“Sonox”). All intercompany transactions have been eliminated on consolidation. All figures are in United States dollars unless otherwise stated.

The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K filed with the SEC on November 28, 2023 (the "2023 Form 10-K"). The balance sheet as of August 31, 2023 was derived from audited consolidated financial statements included in the 2023 Form 10-K but does not include all disclosures required by U.S. GAAP for complete financial statements. The Company's significant accounting policies are described in Note 2 to those consolidated financial statements.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to the labour capitalized to software under development and computer software, the recoverability of long-term assets including property, equipment, and intangible assets, amortization expense, and valuation of stock-based compensation.

3. CASH AND CASH EQUIVALENTS

The Company's cash include cash in readily available checking accounts. The Company's cash equivalents consist of investments in mutual funds with a major Canadian financial institution that earn interest at variable interest rates ranging from 4.55% - 4.90%.

4. PROPERTY AND EQUIPMENT, NET

	November 30, 2023
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$131,579	$(121,247)	$10,332
Computer hardware	315,868	(272,499)	43,369
Computer software	833,188	(300,450)	532,738
Total property and equipment	$1,280,635	$(694,196)	$586,439

	August 31, 2023
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$131,892	$(120,990)	$10,902
Computer hardware	316,619	(269,733)	46,886
Computer software	811,374	(226,955)	584,419
Total property and equipment	$1,259,885	$(617,678)	$642,207

During the three months ended November 30, 2023, the Company reclassified a total of $23,338 in salaries and wages from computer software under development (November 30, 2022 - $Nil).

Depreciation on property and equipment for the three months ended November 30, 2023 was $77,472 (November 30, 2022 - $33,902).

5. INTANGIBLE ASSETS, NET

	November 30, 2023
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$778,025	$-	$778,025
Patents, trademarks, and lists	468,009	(449,549)	18,460
Total intangible assets	$1,246,034	$(449,549)	$796,485

	August 31, 2023
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$624,539	$-	$624,539
Patents, trademarks, and lists	467,852	(446,917)	20,935
Total intangible assets	$1,092,391	$(446,917)	$645,474

During the three months ended November 30, 2023, the Company capitalized a total of $177,402 in salaries and wages related to software under development (November 30, 2022 - $248,309), out of this amount, $23,338 (November 30, 2022 - $Nil) was subsequently reclassified to Computer software assets as the projects were completed (Note 4).

Amortization on intangible assets for the three months ended November 30, 2023 was $3,626 (November 30, 2022 - $2,477).

6. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

During the three months ended November 30, 2023, the Company did not issue any common stock (November 30, 2022 - Nil). During the three months ended November 30, 2023, the Company repurchased and cancelled 172,000 common shares for $170,778 (November 30, 2022 - Nil).

[b] Stock option plans

Pursuant to the Company's 2015 Stock Option Plan (the "2015 Plan"), 530,000 shares of common stock have been reserved for issuance. A total of 420,000 common shares remain eligible for issuance under the 2015 Plan. On February 18, 2022 the Company received shareholder approval for the 2022 Stock Option Plan (the "2022 Plan") (together with the 2015 Plan, the "Plans"), whereby 1,000,000 common shares are reserved for issuance. As of November 30, 2023, 363,250 common shares remain eligible for issuance under the 2022 Plan.

The options generally vest over a range of periods from the date of grant, some are immediate, and others vest over 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the underlying common shares are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of stock option activity under the Plans as of November 30, 2023, and changes during the period were the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at August 31, 2022	593,000	$1.49	3.79	$-
Granted	228,000	$0.85	4.90	$-
Forfeited	(72,000)	$1.41	3.41	$-
Outstanding at August 31, 2023	749,000	$1.30	3.37	$-
Forfeited	(2,250)	$0.92	4.46	$340
Outstanding at November 30, 2023	746,750	$1.31	3.12	$37,920
Exercisable at November 30, 2023	561,434	$1.44	2.65	$8,400

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money as of November 30, 2023. As of November 30, 2023, the aggregate intrinsic value of outstanding and exercisable options was $37,920 and $8,400, respectively (November 30, 2022 - $Nil and $Nil, respectively). There were no stock options repurchased during the three months ended November 30, 2023 (November 30, 2022 – Nil).

As of November 30, 2023, there was $73,958 (November 30, 2022 - $141,020) of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.96 years (November 30, 2022 - 1 year).

During the three months ended November 30, 2023 and 2022, the Company recorded $13,805 and $37,157 in non-cash stock-based compensation, respectively.

[c] Employee Stock Purchase Plan

The Company's 2011 Employee Stock Purchase Plan (the "ESPP") became effective on February 22, 2011. Under the ESPP, employees of the Company can contribute up to 5% of their annual salary into a pool which is matched equally by the Company in order to purchase the Company's common shares under certain terms. Directors can contribute a maximum of $12,500 each for a combined maximum annual purchase of $25,000. The maximum annual combined contributions will be $400,000. All purchases are made through TSXV by a third-party plan agent. The third-party plan agent is also responsible for the administration of the ESPP on behalf of the Company and the participants.

During the three months ended November 30, 2023, the Company recognized compensation expense of $21,822 (November 30, 2022 - $18,672) in salaries and wages on the condensed consolidated statement of comprehensive income (loss) in respect of the ESPP, representing the Company's employee matching of cash contributions to the ESPP. The shares were purchased on the open market at an average price of $0.97 (November 30, 2022 - $0.53). The shares are held in trust by the Company for a period of one year from the date of purchase. As of November 30, 2023, 227,801 shares were held in trust by the Company.

[d] Earnings Per Share

Net income (loss) per common share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per common share (diluted) is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued be calculated using the treasury stock method. Under the treasury stock method, all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period, but only if dilutive. The following table shows the computation of basic and diluted earnings per share for the three months ended November 30, 2023 and 2022:

	Three Months Ended November 30,
	2023	2022
Numerator:
Net Income	$249,516	$258,266
Denominator:
Weighted-average basic shares outstanding	10,010,534	10,122,261
Effect of dilutive stock options	276,000	-
Weighted-average diluted shares	10,286,534	10,122,261

Basic and diluted earnings per share	$0.02	$0.03

470,750 stock options were excluded from the computation of diluted earnings per share for the three months ended November 30, 2023 because their effect would have been antidilutive.

7. COMMITMENTS AND CONTINGENCIES

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

8. CONCENTRATIONS, ECONOMIC DEPENDENCE AND SEGMENTS

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers earned during the three months ended November 30, 2023 and 2022, by product and location of customer, was as follows:

	Three Months Ended November 30,
	2023	2022
Play MPE®
North America	$639,027	$534,844
Europe	460,422	438,681
Australasia	49,665	40,024
Africa	5,688	7,188
Total Play MPE®	$1,154,802	$1,020,737

Revenue presented above is based on location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the three months ended November 30, 2023, the Company generated 37% of total revenue from one customer (November 30, 2022 - 39%).

As at November 30, 2023, one customer represented $288,177 (or 49%) of the trade receivables balance (August 31, 2023, one customer represented $143,689 (or 36%)).

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

9. SUBSEQUENT EVENTS

After the quarter ending November 30, 2023, and prior to the issuance of this Quarterly Report on Form 10-Q, the Company repurchased and canceled 103,900 common shares for a total of $102,136.

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

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions and are subject to risks and uncertainties, including those described in the Part II, Item 1A under the heading “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Our common stock trades on TSX Venture Exchange in Canada under the symbol “DSY”, on the OTCQB U.S. (“OTCQB”) under the symbol “DSNY”, and on various German exchanges (Frankfurt, Berlin, Stuttgart and Xetra) under the symbol DME1.F, WKN 935 410.

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

Play MPE® Quickshare

Play MPE®’s Quickshare provides a simplified distribution tool for Play MPE® customers to promote music directly to anyone inside or outside the Play MPE® platform.  Quickshare is a simplified local distribution tool.  With this feature, customers can send a link to a dedicated webpage to allow streaming or downloading of content outside of Play MPE® Player.  The distribution does not include numerous features included within Caster’s full version and distribution is intended only to replace other file sharing services while attracting greater use within the Play MPE® platform.  The initial version will provide limited access and sharing capabilities free of charge and is a value added feature within Play MPE® local distribution suite of features.

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

Fundamental to our customers’ success in music marketing is reaching music curators capable of, and actively engaged in, remarketing the promoted content to a wider consumer audience.  To limit unwanted access to new music and to increase recipient engagement, targeted and limited distribution is a vital component in music promotion. Thus, Play MPE® is a permissions-only access system and only recipients designated or targeted to receive content obtain access to that content.  Current and correct identification of engaged recipients is therefore critical to our customers’ success.  While targeted distribution limits access to new content, this aspect also improves recipient side engagement by eliminating unwanted content.

Play MPE® actively manages curated and targeted distribution lists or “packages”. List creation and list maintenance involve several proprietary processes that are designed to create complete, active, accurate, and targeted lists to facilitate efficient marketing campaigns. Play MPE® provides more than 400 unique targeted lists comprising of more than 17,000 unique and active recipients over 30 countries.   To facilitate targeted music marketing campaigns, these lists are grouped by territory (typically by country), by genre of music, and by recipient type (see recipient player discussion).  Relying on proprietary technical innovations and processes, these recipient lists are updated in real time.  With an annual churn averaging between 27-34%, these recipient lists would quickly become inaccurate absent Play MPE®’s active curation.  Play MPE® regularly monitors activity levels and recipients through proprietary analytics.  Play MPE® provides the widest and most accurate distribution channels available in the industry.

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

MTR™ is a standalone business distinct from the Play MPE® platform. The Company expects that MTR™’s initial customers will overlap with the Play MPE® customer base. Play MPE® customers have expressed an interest in this type of service.

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

Products under development

Destiny is currently developing additional functionality and complimentary services that are expected to expand the Company’s addressable market, or act as catalysts to the Company’s sales activities for Play MPE®. These are described more fully in business development section of our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, filed on November 28, 2023.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2023 AND 2022

Revenue

Total revenue for the three months ended November 30, 2023 was $1,154,802 compared to the revenue of $1,020,737 for the three months ended November 30, 2022, an increase of 13.1% period over period. After adjusting for foreign exchange rates, the Company’s revenue for the three-month period grew by 10.6%.

The increase in revenue was driven by growing international distributions from existing customers. Throughout the prior fiscal year, the Company introduced easy to select international distribution lists by genre of music. With growing investments in recipient activity in multiple jurisdictions, the Company grew average revenue per sale by providing greater distribution channels. This increase accounted for approximately half of the growth in the first quarter. The remaining revenue growth is split between a growing customer base in well established markets and progress in the Company’s emerging markets.

Gross Margin

Gross margin for the three months ended November 30, 2023 was 85.8% of revenue, compared to 87.3% for the three months ended November 30, 2022. The Company's cost of revenue consists of data hosting and processing charges, third party transaction related costs, and engineering, technical and customer support costs. These costs are driven by the size and volume of customer transactions processed, as well as the relative proportion of "full-service" versus "self-service" revenue. Our self-service sales are derived from customers who have been provided with a customer account to access our encoder to independently upload and publish releases. Our full-service revenue is derived from customers who are fully serviced by our internal staff, who prepare and publish releases on their behalf. During the three months ended November 30, 2023, our gross margin decreased over the comparative period primarily due to increased staffing in the technical and customer support departments.

Operating Expenses

Operating costs during the three months ended November 30, 2023 increased by 18.3% to $753,394 (November 30, 2022 - $637,092).  The increase in operating costs was primarily the result of the following:

  While total salaries and wages remained relatively consistent with the prior period, the amount capitalized to capital software assets and software under development intangible asset was lower this period, resulting in an increase to total operating expenses of approximately 11.1%.
  Due to the growth of salaries and wages capitalization in the prior year, the amortization of computer software in the current period resulted in a 7.0% increase in total operating expenses.

For ease of reference the following table has been prepared to present operating results had the Company not capitalized software for the three months ended November 30, 2023 and 2022.

	Three Months Ended November 30,
	2023	2022
Net income for the period	$249,516	$258,266
Capitalized software development	(177,402)	(248,309)
Adjustment to amortization for capitalized software	1,037	-
Adjusted non-GAAP income	$73,151	$9,957

	Three Months Ended November 30,
General and administrative expenses	2023	2022	$ Change	% Change
Wages and benefits	$73,446	$116,968	(43,522)	(37.2%)
Professional fees	23,144	54,383	(31,239)	(57.4%)
Office and miscellaneous	24,613	23,507	1,106	4.7%
Shareholder relations	13,506	14,701	(1,195)	(8.1%)
Rent	11,555	11,751	(196)	(1.7%)
Foreign exchange gain	(9,264)	(73,442)	64,178	(87.4%)
Telecommunications	1,527	2,281	(754)	(33.1%)
Bad debt	579	(1,370)	1,949	(142.3%)
Other	8,786	14,282	(5,496)	(38.5%)
Total general and administrative expenses	$147,892	$163,061	(15,169)	(9.3%)

The decline in wages and benefits is attributed to a temporary reduction in full-time equivalent staffing for the three months ending November 30, 2023. Professional fees decreased from the prior period due to one-time litigation expenses, which were resolved through a favorable judgment in the Company’s favor in the prior year.

	Three Months Ended November 30,
Sales and marketing expenses	2023	2022	$ Change	% Change
Wages and benefits	$183,585	$135,394	48,191	35.6%
Advertising and marketing	22,738	24,227	(1,489)	-6.1%
Rent	8,034	13,190	(5,156)	-39.1%
Telecommunications	1,500	1,415	85	6.0%
Total sales and marketing expenses	$215,857	$174,226	41,631	23.9%

The rise in wages and benefits is attributed to a one-time consulting fee, as well as staff turnover and the addition of key personnel in the department in the current period.

	Three Months Ended November 30,
Product development expenses	2023	2022	$ Change	% Change
Wages and benefits	$234,823	$189,469	45,354	23.9%
Software services	22,502	20,455	2,047	10.0%
Rent	17,876	24,169	(6,293)	(26.0%)
Telecommunications	33,346	29,333	4,013	13.7%
Product development expenses	$308,547	$263,426	45,121	17.1%

The increase in wages and benefits is linked to a lower amount capitalized to capital software assets and software under development intangible assets in the current period. During the comparative period, the Company prioritized the development of its new product, MTR™, which subsequently underwent a beta launch in the summer of 2023. Following the launch, there has been a reduction in the capitalization of wages and salaries associated with the MTR™ product.

Depreciation and Amortization

Depreciation and amortization expense increased to $81,098 for the three months ended November 30, 2023 from $36,379 for the three months ended November 30, 2022, an increase of 122.9% due to depreciation of additionally capitalized software development costs associated with Play MPE® recipient player applications during the period.

Other Income

Interest income earned on the Company's mutual funds was $11,526 for the three months ended November 30, 2023 (November 30, 2022 - $7,668).

Net Income (Loss)

During the three months ended November 30, 2023 the Company reported a net income of $249,516 (November 30, 2022 - $258,266).

For the three months ended November 30, 2023, adjusted EBITDA was $332,893 (November 30, 2022 - $324,134). Adjusted EBITDA is not defined under U.S. GAAP, and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of our profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense.

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

	Q1 2024	Q4 2023	Q3 2023	Q2 2023	Q1 2023	Q4 2022	Q3 2022	Q2 2022
Net income (loss)	$249,516	(28,944)	107,052	(1,276)	258,266	194,673	(3,242)	(202,610)
Stock-based compensation	13,805	34,605	38,085	38,085	37,157	(21,281)	75,163	68,789
Depreciation and amortization	81,098	128,842	37,182	35,952	36,379	52,603	36,313	26,574
Interest income	(11,526)	(10,460)	(9,593)	(8,777)	(7,668)	(4,460)	(1,686)	(1,964)
Adjusted EBITDA	$332,893	124,043	172,726	63,984	324,134	221,535	106,548	(109,211)

LIQUIDITY AND FINANCIAL CONDITION

As at November 30, 2023, we held $1,832,365 (August 31, 2023 - $2,002,769) in cash and cash equivalents. The Company's cash equivalents consist of investments in mutual funds with a major Canadian financial institution that earn interest at variable interest rates ranging from 4.55% - 4.90%.

At November 30, 2023, we had working capital of $2,170,568 compared to $2,185,960 as at August 31, 2023. The decrease in our working capital was primarily due to operating results.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Three Months Ended November 30,
Net cash and cash equivalents provided by (used in)	2023	2022	$ Change	% Change
Operating activities	$188,769	$459,537	(270,768)	(58.9%)
Investing activities	(177,402)	(248,309)	70,907	(28.6%)
Financing activities	(170,778)	-	(170,778)	(100.0%)
Effect of foreign exchange rate changes on cash	(10,993)	(60,951)	49,958	(82.0%)
Net increase (decrease) in cash and cash equivalents	$(170,404)	$150,277	(320,681)	(213.4%)

Operating Activities

Net cash provided by operating activities during the three months ended November 30, 2023 was $188,769 (November 30, 2022 -$459,537). The primary reason for the decrease in cash flows from operating activities is related to the timing of receipts from our customers and the timing of payments to our vendors.

Investing Activities

Net cash used in investing activities for the three months ended November 30, 2023 was $177,402, compared to cash used by investing activities of $248,309 for the three months ended November 30, 2022. The period-over-period decrease was mainly driven by the lower proportion of software development salaries and wages capitalized in the current period.

Financing Activities

Net cash used in financing activities during the three months ended November 30, 2023 was $170,778 (November 30, 2022 - $Nil) - this cash was used to repurchase and retire 172,000 shares of common stock (November 30, 2022 – no shares of common stock were repurchased) of the Company under the Normal Course Issuer Bid (“NCIB”).

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

For a description of our critical accounting policies, see the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgements and Estimates" and "Financial Statements and Supplementary Data - Note 2, Summary of Significant Accounting Policies" contained in our 2023 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the three months ended November 30, 2023.

OFF-BALANCE SHEET ARRANGEMENTS

As of November 30, 2023, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Our revenues are denominated primarily in United States dollars and Euros while our operating expenses are incurred primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted, to the extent they are not hedged, by the rise and fall of the relative values of the Canadian dollar to these currencies. We do not believe aggregated foreign exchange fluctuations in the Euro, and the Australian, Canadian, and US dollars have had a material effect on our results of operations during the periods presented.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under supervision and with the participation of our Company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company's Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2023, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes that would impact our internal controls for the period from September 1, 2023 to November 30, 2023.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in "Item 1 - Risk Factors" in our Form 10-K for the fiscal year ended August 31, 2023 filed with the SEC. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

DESTINY MEDIA TECHNOLOGIES, INC.

By	/s/Frederick Vandenberg
Frederick Vandenberg
Chief Executive Officer, President
(Principal Executive Officer)
Date: January 16, 2024

By:	/s/ Olya Massalitina
Olya Massalitina
Chief Financial Officer, Treasurer
(Principal Financing and Accounting Officer)
Date: January 16, 2024