Form 10-Q
period 2024-02-29
DESTINY MEDIA TECHNOLOGIES INC
filed 2024-04-15
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

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

__________________________________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant's common stock, par value $0.001, as of April 15, 2024 was 9,672,710.

DESTINY MEDIA TECHNOLOGIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	Notes	February 29, 2024	August 31, 2023
		(unaudited)	(audited)
ASSETS
Cash and cash equivalents	3	$1,539,685	$2,002,769
Accounts receivable, net of allowance for doubtful accounts of $38,436 (August 31, 2023 - $41,331)		634,465	432,501
Other receivables		63,750	58,519
Prepaid expenses		40,297	72,014
Deposits		32,174	32,214
Total current assets		2,310,371	2,598,017

Property and equipment, net	4	531,853	642,207
Intangible assets, net	5	872,752	645,474
Total assets		$3,714,976	$3,885,698

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable		$101,067	$110,203
Accrued liabilities		294,031	267,144
Deferred revenue		19,304	34,710
Total current liabilities		414,402	412,057
Total liabilities		414,402	412,057

Commitments and contingencies	7	-	-

Stockholders' equity
Common stock, par value $0.001, authorized 20,000,000 shares. Issued and outstanding - 9,787,310 shares (August 31, 2023 - 10,096,610 shares)	6	9,787	10,096
Additional paid-in capital		8,960,760	9,242,671
Accumulated deficit		(5,184,863)	(5,304,367)
Accumulated other comprehensive loss		(485,110)	(474,759)
Total stockholders' equity		3,300,574	3,473,641
Total liabilities and stockholders' equity		$3,714,976	$3,885,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

		Three months ended		Six months ended
	Notes	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023

Service revenue	8	$986,338	$899,042	$2,141,140	$1,919,779

Cost of revenue
Hosting costs		32,383	25,526	60,656	53,485
Internal engineering support		12,926	12,883	29,996	25,453
Customer support		73,247	73,008	169,975	144,236
Third-party and transactions costs		16,790	15,177	38,137	32,867
		135,346	126,594	298,764	256,041
Gross margin		850,992	772,448	1,842,376	1,663,738
		86.3%	85.9%	86.0%	86.7%
Operating expenses
General and administrative		205,255	175,345	353,147	338,406
Sales and marketing		285,001	258,300	500,858	432,526
Product development		419,183	312,904	727,730	576,330
Depreciation and amortization	4,5	87,026	35,952	168,124	72,331
		996,465	782,501	1,749,859	1,419,593
Income (loss) from operations		(145,473)	(10,053)	92,517	244,145

Other income
Interest and other income		15,461	8,777	26,987	16,445
Net income (loss) before income tax		$(130,012)	$(1,276)	$119,504	$260,590
Current income tax expense		-	-	-	(3,600)
Net income (loss)		$(130,012)	$(1,276)	$119,504	$256,990
Foreign currency translation adjustments		2,341	(18,922)	(10,351)	(111,406)
Total comprehensive income (loss)		$(127,671)	$(20,198)	$109,153	$145,584

Net income (loss) per common share
Basic and diluted	6	$(0.01)	$(0.00)	$0.01	$0.03

Weighted average common shares outstanding:
Basic	6	9,842,720	10,122,261	9,926,627	10,122,261
Diluted	6	10,107,554	10,122,261	10,191,461	10,122,261

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders' Equity

Three and Six Months Ended February 29, 2024 and February 28, 2023

(Unaudited)

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 31, 2022	10,122,261	$10,122	$9,115,848	$(5,639,465)	$(376,218)	$3,110,287
Total comprehensive income (loss)	-	-	-	258,266	(92,484)	165,782
Stock-based compensation	-	-	37,157	-	-	37,157
Balance, November 30, 2022	10,122,261	10,122	9,153,005	(5,381,199)	(468,702)	3,313,226
Total comprehensive loss	-	-	-	(1,276)	(18,922)	(20,198)
Stock-based compensation	-	-	38,085	-	-	38,085
Balance, February 28, 2023	10,122,261	$10,122	$9,191,090	$(5,382,475)	$(487,624)	$3,331,113

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 31, 2023		10,096,610	$10,096	$9,242,671	$(5,304,367)	$(474,759)	$3,473,641
Total comprehensive income (loss)		-	-	-	249,516	(12,692)	236,824
Stock-based compensation	6(b)	-	-	13,805	-	-	13,805
Common shares retired	6(a)	(172,000)	(172)	(170,606)	-	-	(170,778)
Balance, November 30, 2023		9,924,610	9,924	9,085,870	(5,054,851)	(487,451)	3,553,492
Total comprehensive income (loss)		-	-	-	(130,012)	2,341	(127,671)
Stock-based compensation	6(b)	-	-	10,655	-	-	10,655
Common shares retired	6(a)	(137,300)	(137)	(135,765)	-	-	(135,902)
Balance, February 29, 2024		9,787,310	$9,787	$8,960,760	$(5,184,863)	$(485,110)	$3,300,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	February 29, 2024	February 28, 2023
Operating Activities
Net income	$119,504	$256,990
Adjustments to reconcile net income to net cash provided (used) in operations:
Depreciation and amortization	168,124	72,331
Stock-based compensation	24,460	75,242
Allowance for doubtful accounts	(2,895)	(3,126)
Unrealized foreign exchange gain	(2,886)	-
Changes in non-cash working capital:
Accounts receivable	(164,452)	(28,565)
Other receivables	(5,303)	(16,473)
Prepaid expenses and deposits	31,692	31,748
Accounts payable	(47,271)	(43,373)
Accrued liabilities	27,204	51,534
Deferred revenue	(15,380)	5,861
Net cash provided by operating activities	132,797	402,169

Investing Activities
Development of software	(230,926)	(452,051)
Purchase of property, equipment, and intangibles	(50,637)	(4,741)
Net cash used in investing activities	(281,563)	(456,792)

Financing Activity
Common stock repurchased for cancellation	(306,680)	-
Net cash used in financing activity	(306,680)	-

Effect of foreign exchange rate changes on cash and cash equivalents	(7,638)	(67,286)

Net decrease in cash and cash equivalents	(463,084)	(121,909)
Cash and cash equivalents, beginning of period	2,002,769	2,095,928
Cash and cash equivalents, end of period	$1,539,685	$1,974,019

Supplementary disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$3,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 29, 2024

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

The Company's stock is listed for trading under the symbol "DSNY" on the OTCQB U.S. in the United States, under the symbol "DSY" on the TSX Venture Exchange (the "TSXV") and under the symbol "DME1.F" on the Berlin, Frankfurt, Xetra and Stuttgart exchanges in Germany.

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

The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K filed with the SEC on November 28, 2023 (the "2023 Form 10-K"). The condensed consolidated balance sheet as of August 31, 2023 was derived from audited consolidated financial statements included in the 2023 Form 10-K but does not include all disclosures required by U.S. GAAP for complete financial statements. The Company's significant accounting policies are described in Note 2 to those consolidated financial statements.

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

4. PROPERTY AND EQUIPMENT, NET

	February 29, 2024
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$131,740	$(121,939)	$9,801
Computer hardware	316,254	(276,345)	39,909
Computer software	861,295	(379,152)	482,143
Total property and equipment	$1,309,289	$(777,436)	$531,853

	August 31, 2023
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$131,892	$(120,990)	$10,902
Computer hardware	316,619	(269,733)	46,886
Computer software	811,374	(226,955)	584,419
Total property and equipment	$1,259,885	$(617,678)	$642,207

During the three and six months ended February 29, 2024, the Company reclassified a total of $27,117 and $50,455 in salaries and wages from software under development to computer software, respectively (February 28, 2023 - $Nil and $Nil, respectively).

Depreciation on property and equipment for the three and six months ended February 29, 2024 was $83,083 and $160,555, respectively (February 28, 2023 - $34,147 and $68,049, respectively).

5. INTANGIBLE ASSETS, NET

	February 29, 2024
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$854,556	$-	$854,556
Patents, trademarks, and lists	472,206	(454,010)	18,196
Total intangible assets	$1,326,762	$(454,010)	$872,752

	August 31, 2023
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$624,539	$-	$624,539
Patents, trademarks, and lists	467,852	(446,917)	20,935
Total intangible assets	$1,092,391	$(446,917)	$645,474

During the three and six months ended February 29, 2024, the Company capitalized a total of $102,780 and $280,182 in salaries and wages related to software under development, respectively (February 28, 2023 - $203,732 and $452,074, respectively), out of this amount, $27,117 and $50,455, respectively, was subsequently reclassified to computer software assets as the projects were completed (Note 4) (February 28, 2023 - $Nil and $Nil, respectively).

Amortization on intangible assets for the three and six months ended February 29, 2024 was $3,943 and $7,569, respectively (February 28, 2023 - $1,805 and $4,282, respectively).

6. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

During the three  and six months ended February 29, 2024, the Company did not issue any common stock (February 28, 2023 - Nil). During the three and six months ended February 29, 2024, the Company repurchased and cancelled 137,300 and 309,300 common shares for $135,902 and $306,680, respectively (February 28, 2023 - Nil and Nil, respectively).

[b] Stock option plans

Pursuant to the Company's 2015 Stock Option Plan (the "2015 Plan"), 530,000 shares of common stock have been reserved for issuance. A total of 420,000 common shares remain eligible for issuance under the 2015 Plan. On February 18, 2022 the Company received shareholder approval for the 2022 Stock Option Plan (the "2022 Plan") (together with the 2015 Plan, the "Plans"), whereby 1,000,000 common shares are reserved for issuance. As of February 29, 2024, 376,166 common shares remain eligible for issuance under the 2022 Plan.

The options generally vest over a range of periods from the date of grant, some are immediate, and others vest over 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the underlying common shares are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of stock option activity under the Plans as of February 29, 2024, and changes during the period were the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at August 31, 2022	593,000	$1.49	3.79	$-
Granted	228,000	$0.85	4.90	$-
Forfeited	(72,000)	$1.41	3.41	$-
Outstanding at August 31, 2023	749,000	$1.30	3.37	$-
Forfeited	(13,416)	$0.86	4.37	$3,028
Expired	(1,750)	$1.50	2.67	$-
Outstanding at February 29, 2024	733,834	$1.31	2.85	$51,912
Exercisable at February 29, 2024	588,516	$1.42	2.49	$20,022

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the options that were in-the-money as of February 29, 2024. As of February 29, 2024, the aggregate intrinsic value of outstanding and exercisable options was $51,912 and $20,022, respectively (February 28, 2023 - $Nil and $Nil, respectively). There were no stock options repurchased during the six months ended February 29, 2024 (February 28, 2023 - Nil).

As of February 29, 2024, there was $59,156 (February 28, 2023 - $141,020) of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.83 years (February 28, 2023 - 1 year).

During the three and six months ended February 29, 2024, the Company recorded $10,655 and $24,460 in non-cash stock-based compensation, respectively (February 28, 2023 - $38,085 and $75,242, respectively).

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

During the three and six months ended February 29, 2024, the Company recognized compensation expense of $24,160 and $45,982, respectively (February 28, 2023 - $51,498 and $70,170, respectively) in salaries and wages on the condensed consolidated statement of comprehensive income (loss) in respect of the ESPP, representing the Company's employee matching of cash contributions to the ESPP. The shares were purchased on the open market at an average price of $1.01 over a six-month period (February 28, 2023 - $1.15). The shares are held in trust by the Company for a period of one year from the date of purchase. As of February 29, 2024, 202,247 shares were held in trust by the Company.

[d] Earnings Per Share

Net income (loss) per common share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per common share (diluted) is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued be calculated using the treasury stock method. Under the treasury stock method, all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period, but only if dilutive. The following table shows the computation of basic and diluted earnings per share for the three and six months ended February 29, 2024 and February 28, 2023:

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Numerator:
Net income (loss)	$(130,012)	$(1,276)	$119,504	$256,990
Denominator:
Weighted-average basic shares outstanding	9,842,720	10,122,261	9,926,627	10,122,261
Effect of dilutive stock-based awards	264,834	-	264,834	-
Weighted-average diluted shares	10,107,554	10,122,261	10,191,461	10,122,261

Basic and diluted earnings per share	$(0.01)	$(0.00)	$0.01	$0.03

469,000 stock options were excluded from the computation of diluted earnings per share for the three and six months ended February 29, 2024 because their effect would have been antidilutive.

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

Revenue from external customers earned during the three and six months ended February 29, 2024 and February 28, 2023, by product and location of customer, was as follows:

	Three Months Ended		Six Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Play MPE®
North America	$446,289	$406,734	$1,085,316	$941,577
Europe	492,804	450,595	953,226	889,278
Australasia	41,870	34,025	91,535	74,049
Africa	5,375	7,688	11,063	14,875
Total Play MPE®	$986,338	$899,042	$2,141,140	$1,919,779

Revenue presented above is based on location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the three and six months ended February 29, 2024, the Company generated 48% and 44% of total revenue from one customer (February 28, 2023 - 47% and 43%, respectively).

As at February 29, 2024, one customer represented $327,957 (or 54%) of the trade receivables balance (August 31, 2023, one customer represented $143,689 (or 36%)).

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

9. SUBSEQUENT EVENTS

1. After the quarter ending February 29, 2024, and prior to the issuance of this Quarterly Report on Form 10-Q, the Company repurchased and canceled NTD common shares for a total of $NTD.

2. On April 2, 2024, the Company extended its Online Content Distribution Services Agreement (the "Agreement") with Universal Music Group Recording Services, Inc. The Agreement, effective April 1, 2024, extends coverage until September 30, 2024. The extension is expected to provide time to negotiate a longer-term agreement.

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

These forward-looking statements reflect our management's beliefs and views with respect to future events and are based on estimates and assumptions and are subject to risks and uncertainties, including those described in the Part II, Item 1A under the heading "Risk Factors." Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Our common stock trades on TSX Venture Exchange in Canada under the symbol "DSY", on the OTCQB U.S. ("OTCQB") under the symbol "DSNY", and on various German exchanges (Frankfurt, Berlin, Stuttgart and Xetra) under the symbol "DME1.F"

Our corporate website is located at http://www.dsny.com.

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

Customers range from small independent artists to the world’s largest record labels (the “Major Record Labels”).  The Major Record Labels are Universal Music Group (“Universal”), Warner Music Group (“Warner”) and Sony Music Entertainment (“Sony”).  These record labels directly own numerous sub-labels that include Capitol Music Group, Def Jam Recordings, Interscope Records, Island Records, Republic Records, Polydor, Deutsche Grammophon,  Motown, Verve Label Group, Virgin Music Group, EMI, RCA Records, Epic Records, Columbia Records, Arista Records, Legacy Recordings, Provident Entertainment, Warner Records, Hollywood Records, Atlantic Records Group, 300 Elektra Entertainment, to name only a few. Play MPE® welcomes all of these labels into its customer base.

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
  Release management: There are numerous capabilities within release management that are necessary for efficient global release management. Content owners can change DRM for specific recipient groups within a release and quickly remove content globally if necessary, etc.
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

MTR™

MTR™ (or "Music Tracking Radar" or "Meter" https://www.plaympe.com/track/) is a digital tracking service that tracks and reports the number and times an individual track is played. MTR™ uses a proprietary algorithm to uniquely identify and match a track. The Company launched MTR™ in beta in fourth quarter of 2023. During the beta phase of this new product, the Company will test monitoring uptime, customer acquisition activities and add functionality for sale at scale. The beta version of the platform will initially monitor digital broadcasts of 800 stations in Canada.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023

	Three Months Ended
	February 29, 2024	February 28, 2023	Change
Service revenue	$986,338	$899,042	$87,296
Cost of revenue	135,346	126,594	8,752
Gross margin	850,992	772,448	78,544
Operating expenses	996,465	782,501	213,964
Income from operations	(145,473)	(10,053)	(135,420)
Other income	15,461	8,777	6,684
Net income	$(130,012)	$(1,276)	$(128,736)

Revenue

Total revenue for the three months ended February 29, 2024 was $986,338 compared to the revenue of $899,042 for the three months ended February 28, 2023, an increase of 9.7% period over period. After adjusting for foreign exchange rates, the Company's revenue for the three-month period grew by 9.0%.

The growth in revenue for the quarter arose from both our Major Label customers (9.1%) and independent labels (10.3%).  Commencing in the first quarter of fiscal 2023, the Company began capitalizing on its international presence by introducing international bundles.  The Company's goal was to provide easy access to a larger international distribution to clients desiring a more global campaign.  The Company has received a very positive response to these bundles and this initiative has increased the size of the average purchase and accounts for approximately one third of the growth seen in the current quarter. The Company is currently making investments to further expand its international recipient base to further expand the appeal and value of these distributions.  The larger portion of growth for independent labels comes from increased sales which is in line with historical trends.

Gross Margin

Gross margin for the three months ended February 29, 2024 was 86.3% of revenue, compared to 85.9% for the three months ended February 28, 2023. The Company's cost of revenue consists of data hosting and processing charges, third party transaction related costs, and engineering, technical and customer support costs. These costs are driven by the size and volume of customer transactions processed, as well as the relative proportion of "full-service" versus "self-service" revenue. Our self-service sales are derived from customers who have been provided with a customer account to access our encoder to independently upload and publish releases. Our full-service revenue is derived from customers who are fully serviced by our internal staff, who prepare and publish releases on their behalf. During the three months ended February 29, 2024, our gross margin increased compared to the same period last year, mainly driven by revenue growth outpacing the increase in cost of revenue.

Operating Expenses

Operating costs during the three months ended February 29, 2024 increased by 27.3% to $996,465 (February 28, 2023 - $782,501). The increase in operating costs was primarily the result of the following:

  The notable driver of higher fluctuations in total salaries and wages is the reduced amount capitalized to software under development intangible asset in this period. This reduction has led to an approximately 12.9% increase in total operating expenses for the three months ended February 29, 2024.
  Additionally, notwithstanding the amount capitalized to software under development, salaries and wages increased by 12.0% due to the addition of key personnel as well as staff turnover period over period.
  Furthermore, due to the growth of salaries and wages capitalization in the prior year, the amortization of computer software in the current period resulted in a 6.5% increase in total operating expenses.

For ease of reference the following table has been prepared to present operating results had the Company not capitalized software for the three months ended February 29, 2024 and February 28, 2023.

	Three Months Ended
	February 29, 2024	February 28, 2023
Net loss for the period	$(130,012)	$(1,276)
Capitalized software under development	(102,780)	(203,732)
Adjustment to amortization for capitalized software	2,408	-
Adjusted net loss for the period	$(230,384)	$(205,008)

	Three Months Ended
General and administrative expenses	February 29, 2024	February 28, 2023	$ Change	% Change
Wages and benefits	$90,829	$41,633	49,196	118.2%
Professional fees	19,286	84,252	(64,966)	(77.1%)
Office and miscellaneous	24,251	21,806	2,445	11.2%
Shareholder relations	41,790	35,246	6,544	18.6%
Rent	8,991	11,217	(2,226)	(19.8%)
Foreign exchange loss (gain)	7,550	(34,502)	42,052	(121.9%)
Telecommunications	1,206	2,120	(914)	(43.1%)
Bad debt	(2,589)	4,496	(7,085)	(157.6%)
Other	13,941	9,077	4,864	53.6%
Total general and administrative expenses	$205,255	$175,345	29,910	17.1%

The rise in wages and benefits can be primarily attributed to a temporary reduction in full-time equivalent staffing for the comparative period ending February 28, 2023. Professional fees decreased from the prior period due to one-time litigation expenses, which were resolved favorably in the Company's favor in the preceding year.

	Three Months Ended
Sales and marketing expenses	February 29, 2024	February 28, 2023	$ Change	% Change
Wages and benefits	$250,120	$213,672	36,448	17.1%
Advertising and marketing	22,430	28,652	(6,222)	(21.7%)
Rent	10,858	12,859	(2,001)	(15.6%)
Telecommunications	1,593	3,117	(1,524)	(48.9%)
Total sales and marketing expenses	$285,001	$258,300	26,701	10.3%

The increase in wages and benefits is primarily attributed to the addition of key personnel in the department along with staff turnover during the current period.

	Three Months Ended
Product development expenses	February 29, 2024	February 28, 2023	$ Change	% Change
Wages and benefits	$342,594	$233,820	108,774	46.5%
Software services	27,318	23,538	3,780	16.1%
Rent	18,200	24,744	(6,544)	(26.4%)
Telecommunications	31,071	30,802	269	0.9%
Product development expenses	$419,183	$312,904	106,279	34.0%

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

Depreciation and Amortization

Depreciation and amortization expense increased to $87,026 for the three months ended February 29, 2024 from $35,952 for the three months ended February 28, 2023, an increase of 142.1% due to depreciation of additionally capitalized software development costs associated with Play MPE® recipient player applications during the period.

Other Income

Interest income earned on the Company's mutual funds was $15,461 for the three months ended February 29, 2024 (February 28, 2023 - $8,777).

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED FEBRUARY 29, 2024 AND FEBRUARY 28, 2023

	Six Months Ended
	February 29, 2024	February 28, 2023	Change
Service revenue	$2,141,140	$1,919,779	$221,361
Cost of revenue	298,764	256,041	42,723
Gross margin	1,842,376	1,663,738	178,638
Operating expenses	1,749,859	1,419,593	330,266
Income from operations	92,517	244,145	(151,628)
Other income	26,987	16,445	10,542
Net income	$119,504	$260,590	$(141,086)

Revenue

Total revenue for the six months ended February 29, 2024 was $2,141,140 compared to the revenue of $1,919,779 for the six months ended February 28, 2023, an increase of 11.5% period over period. After adjusting for foreign exchange rates, the Company's revenue for the six-month period grew by 9.9%.

The revenue increase in the first half of fiscal 2024 was driven by both our Major Label customers (7.5%) and independent labels (15.6%). Consistent with the results for the current three-month period, the Company’s revenue for the six months was bolstered by the introduction of international distribution channels in the prior year. The use of these bundles continues to grow and increase the average distribution size. For the six-month period ended February 29, 2024, these international bundles accounted for almost half of the growth from independent labels. The larger impact in the Company’s first quarter is primarily attributed to a newly added international list dedicated to holiday music. While the Company is uniquely capable of providing international distribution channels, the Company is making investments to expand the depth and breadth of the options available due to the success seen in the early stages of this initiative.

Gross Margin

Gross margin for the six months ended February 29, 2024 was 86.0% of revenue, compared to 86.7% for the six months ended February 28, 2023. The Company's cost of revenue consists of data hosting and processing charges, third party transaction related costs, and engineering, technical and customer support costs. These costs are driven by the size and volume of customer transactions processed, as well as the relative proportion of "full-service" versus "self-service" revenue. Our self-service sales are derived from customers who have been provided with a customer account to access our encoder to independently upload and publish releases. Our full-service revenue is derived from customers who are fully serviced by our internal staff, who prepare and publish releases on their behalf. During the six months ended February 29, 2024, our gross margin decreased compared to the same period last year, primarily due to slower revenue growth compared to the increase in cost of revenue.

Operating Expenses

Operating costs during the six months ended February 29, 2024 increased by 23.3% to $1,749,859 (February 28, 2023 - $1,419,593). This rise can be primarily attributed to the following factors:

  Although total salaries and wages rose by 6.7% compared to the previous period, the portion of salaries and wages capitalized to software under development intangible assets decreased this period, resulting in a 12.0% increase in total operating expenses.
  Additionally, due to the growth of salaries and wages capitalization in the prior year, the amortization of computer software in the current period resulted in a 6.8% increase in total operating expenses.

For ease of reference the following table has been prepared to present operating results had the Company not capitalized software for the six months ended February 29, 2024 and February 28, 2023.

	Six Months Ended
	February 29, 2024	February 28, 2023
Net income for the period	$119,504	$256,990
Capitalized software under development	(280,182)	(452,074)
Adjustment to amortization for capitalized software	3,445	-
Adjusted net loss for the period	$(157,233)	$(195,084)

	Six Months Ended
General and administrative expenses	February 29, 2024	February 28, 2023	$ Change	% Change
Wages and benefits	$164,275	$158,601	5,674	3.6%
Professional fees	42,430	138,635	(96,205)	(69.4%)
Office and miscellaneous	48,864	45,313	3,551	7.8%
Shareholder relations	55,296	49,947	5,349	10.7%
Rent	20,546	22,968	(2,422)	(10.5%)
Foreign exchange gain	(1,714)	(107,944)	106,230	(98.4%)
Telecommunications	2,733	4,401	(1,668)	(37.9%)
Bad debt	(2,010)	3,126	(5,136)	(164.3%)
Other	22,727	23,359	(632)	(2.7%)
Total general and administrative expenses	$353,147	$338,406	14,741	4.4%

Professional fees decreased from the prior period due to one-time litigation expenses, which were resolved through a favorable judgment in the Company's favor in the prior year.

	Six Months Ended
Sales and marketing expenses	February 29, 2024	February 28, 2023	$ Change	% Change
Wages and benefits	$433,705	$349,066	84,639	24.2%
Advertising and marketing	45,168	52,879	(7,711)	(14.6%)
Rent	18,892	26,049	(7,157)	(27.5%)
Telecommunications	3,093	4,532	(1,439)	(31.8%)
Total sales and marketing expenses	$500,858	$432,526	68,332	15.8%

The rise in wages and benefits is attributed to a one-time consulting fee, as well as staff turnover and the addition of key personnel in the department in the current period.

	Six Months Ended
Product development expenses	February 29, 2024	February 28, 2023	$ Change	% Change
Wages and benefits	$577,417	$423,289	154,128	36.4%
Software services	49,820	43,993	5,827	13.2%
Rent	36,076	48,913	(12,837)	(26.2%)
Telecommunications	64,417	60,135	4,282	7.1%
Product development expenses	$727,730	$576,330	151,400	26.3%

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

Depreciation and Amortization

Depreciation and amortization expense increased to $168,124 for the six months ended February 29, 2024 from $72,331 for the six months ended February 28, 2023, an increase of 132.4% due to depreciation of additionally capitalized software development costs associated with Play MPE® recipient player applications during the period.

Other Income

Interest income earned on the Company's mutual funds was $26,987 for the six months ended February 29, 2024 (February 28, 2023 - $16,445).

Net Income (Loss)

During the three and six months ended February 29, 2024 the Company reported a net loss of $130,012 and net income of $119,504, respectively (February 28, 2023 – net loss of $1,276 and net income of $256,990, respectively).

For the three and six months ended February 29, 2024, adjusted EBITDA was $(47,792) and $285,101, respectively (February 28, 2023 - $63,984 and $388,118, respectively). Adjusted EBITDA is not defined under U.S. GAAP, and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of our profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense.

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

	Q2 2024	Q1 2024	Q4 2023	Q3 2023	Q2 2023	Q1 2023	Q4 2022	Q3 2022
Net income (loss)	$(130,012)	249,516	(28,944)	107,052	(1,276)	258,266	194,673	(3,242)
Stock-based compensation	10,655	13,805	34,605	38,085	38,085	37,157	(21,281)	75,163
Depreciation and amortization	87,026	81,098	128,842	37,182	35,952	36,379	52,603	36,313
Interest income	(15,461)	(11,526)	(10,460)	(9,593)	(8,777)	(7,668)	(4,460)	(1,686)
Adjusted EBITDA	$(47,792)	332,893	124,043	172,726	63,984	324,134	221,535	106,548

LIQUIDITY AND FINANCIAL CONDITION

As at February 29, 2024, we held $1,539,685 (August 31, 2023 - $2,002,769) in cash and cash equivalents. The Company's cash equivalents consist of investments in mutual funds with a major Canadian financial institution that earn interest at variable interest rates ranging from 4.55% - 4.90%.

At February 29, 2024, we had working capital of $1,895,969 compared to $2,185,960 as at August 31, 2023. The decrease in our working capital was primarily due to operating results.

Cash Flows

The following table sets forth a summary of the net cash flow activity for the periods indicated:

	Six Months Ended
Net cash and cash equivalents provided by (used in)	February 29, 2024	February 28, 2023	$ Change	% Change
Operating activities	$133,673	$402,169	(268,496)	(66.8%)
Investing activities	(281,563)	(456,792)	175,229	(38.4%)
Financing activity	(306,680)	-	(306,680)	(100.0%)
Effect of foreign exchange rate changes on cash	(8,514)	(67,286)	58,772	(87.3%)
Net decrease in cash and cash equivalents	$(463,084)	$(121,909)	(341,175)	279.9%

Operating Activities

Net cash provided by operating activities during the six months ended February 29, 2024 was $133,673 (February 28, 2023 -$402,169). The primary reason for the decrease in cash flows from operating activities is related to the timing of receipts from our customers.

Investing Activities

Net cash used in investing activities for the six months ended February 29, 2024 was $281,563, compared to cash used in investing activities of $456,792 for the six months ended February 28, 2023. The period-over-period decrease was mainly driven by the lower proportion of software development salaries and wages capitalized in the current period.

Financing Activity

Net cash used in financing activity during the six months ended February 29, 2024 was $306,680 (February 28, 2023 - $Nil) - this cash was used to repurchase and retire 309,300 shares of common stock (February 28, 2023 – no shares of common stock were repurchased) of the Company under the Normal Course Issuer Bid (“NCIB”).

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

For a description of our critical accounting policies, see the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgements and Estimates” and “Financial Statements and Supplementary Data – Note 2, Summary of Significant Accounting Policies” contained in our 2023 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the three and six months ended February 29, 2024.

OFF-BALANCE SHEET ARRANGEMENTS

As of February 29, 2024, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under supervision and with the participation of our Company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company's Chief Executive Officer and Chief Financial Officer concluded that as of February 29, 2024, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes that would impact our internal controls for the period from September 1, 2023 to February 29, 2024.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1*	Section 302 Certification of Chief Executive Officer

31.2*	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/Frederick Vandenberg
Frederick Vandenberg
Chief Executive Officer, President
(Principal Executive Officer)
Date: April 15, 2024

By:	/s/ Olya Massalitina
Olya Massalitina
Chief Financial Officer, Treasurer
(Principal Financing and Accounting Officer)
Date: April 15, 2024