Form 10-Q
period 2024-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2024-07-15
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant's common stock, par value $0.001, as of July 15, 2024 was 9,637,410.

DESTINY MEDIA TECHNOLOGIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	Notes	May 31, 2024	August 31, 2023
		(unaudited)	(audited)
ASSETS
Cash and cash equivalents	3	$1,390,887	$2,002,769
Accounts receivable, net of allowance for credit losses of $40,950 (August 31, 2023 - $41,331)		682,359	432,501
Other receivables		69,915	58,519
Prepaid expenses		69,429	72,014
Deposits		31,995	32,214
Total current assets		2,244,585	2,598,017

Property and equipment, net	4	474,902	642,207
Intangible assets, net	5	970,663	645,474
Total assets		$3,690,150	$3,885,698

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable		$88,269	$110,203
Accrued liabilities		298,847	267,144
Deferred revenue		36,930	34,710
Total current liabilities		424,046	412,057
Total liabilities		424,046	412,057

Commitments and contingencies	7	-	-

Stockholders' equity
Common stock, par value $0.001, authorized 20,000,000 shares. Issued and outstanding - 9,637,410 shares (August 31, 2023 - 10,096,610 shares)	6	9,637	10,096
Additional paid-in capital		8,808,678	9,242,671
Accumulated deficit		(5,050,387)	(5,304,367)
Accumulated other comprehensive loss		(501,824)	(474,759)
Total stockholders' equity		3,266,104	3,473,641
Total liabilities and stockholders' equity		$3,690,150	$3,885,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

		Three months ended May 31,		Nine months ended May 31,
	Notes	2024	2023	2024	2023

Service revenue	8	$1,155,442	$1,068,007	$3,296,582	$2,987,786

Cost of revenue
Hosting costs		35,036	30,555	95,692	84,040
Internal engineering support		14,249	12,707	44,245	38,160
Customer support		80,746	72,001	250,721	216,237
Third-party and transactions costs		20,013	18,490	58,150	51,357
		150,044	133,753	448,808	389,794
Gross margin		1,005,398	934,254	2,847,774	2,597,992
		87.0%	87.5%	86.4%	87.0%
Operating expenses
General and administrative		159,940	314,387	513,087	652,793
Sales and marketing		280,308	237,834	781,166	670,360
Product development		356,599	247,392	1,084,329	823,722
Depreciation and amortization	4,5	87,760	37,182	255,884	109,513
		884,607	836,795	2,634,466	2,256,388
Income from operations		120,791	97,459	213,308	341,604

Other income
Interest and other income		13,685	9,593	40,672	26,038
Net income before income tax		$134,476	$107,052	$253,980	$367,642
Current income tax expense		-	-	-	(3,600)
Net income		$134,476	$107,052	$253,980	$364,042
Foreign currency translation adjustments		(16,714)	1,429	(27,065)	(109,977)
Total comprehensive income		$117,762	$108,481	$226,915	$254,065

Net income per common share
Basic and diluted	6(d)	$0.01	$0.01	$0.03	$0.04

Weighted average common shares outstanding:
Basic	6(d)	9,689,303	10,123,984	9,846,942	10,124,168
Diluted	6(d)	9,722,035	10,123,984	9,888,441	10,124,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders' Equity

Three and Nine Months Ended May 31, 2024 and 2023

(Unaudited)

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 31, 2022		10,122,261	$10,122	$9,115,848	$(5,639,465)	$(376,218)	$3,110,287
Total comprehensive income (loss)		-	-	-	258,266	(92,484)	165,782
Stock-based compensation		-	-	37,157	-	-	37,157
Balance, November 30, 2022		10,122,261	10,122	9,153,005	(5,381,199)	(468,702)	3,313,226
Total comprehensive loss		-	-	-	(1,276)	(18,922)	(20,198)
Stock-based compensation		-	-	38,085	-	-	38,085
Balance, February 28, 2023		10,122,261	$10,122	$9,191,090	$(5,382,475)	$(487,624)	$3,331,113
Total comprehensive income		-	-	-	107,052	1,429	108,481
Stock-based compensation		-	-	38,085	-	-	38,085
Common shares retired	6(a)	(5,685)	-	(4,463)	-	-	(4,463)
Balance, May 31, 2023		10,116,576	$10,122	$9,224,712	$(5,275,423)	$(486,195)	$3,473,216
		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 31, 2023		10,096,610	$10,096	$9,242,671	$(5,304,367)	$(474,759)	$3,473,641
Total comprehensive income (loss)		-	-	-	249,516	(12,692)	236,824
Stock-based compensation	6(b)	-	-	13,805	-	-	13,805
Common shares retired	6(a)	(172,000)	(172)	(170,606)	-	-	(170,778)
Balance, November 30, 2023		9,924,610	9,924	9,085,870	(5,054,851)	(487,451)	3,553,492
Total comprehensive income (loss)		-	-	-	(130,012)	2,341	(127,671)
Stock-based compensation	6(b)	-	-	10,655	-	-	10,655
Common shares retired	6(a)	(137,300)	(137)	(135,765)	-	-	(135,902)
Balance, February 29, 2024		9,787,310	$9,787	$8,960,760	$(5,184,863)	$(485,110)	$3,300,574
Total comprehensive income (loss)		-	-	-	134,476	(16,714)	117,762
Stock-based compensation	6(b)	-	-	11,359	-	-	11,359
Common shares retired	6(a)	(149,900)	(150)	(163,441)	-	-	(163,591)
Balance, May 31, 2024		9,637,410	$9,637	$8,808,678	$(5,050,387)	$(501,824)	$3,266,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended May 31,
	2024	2023
Operating Activities
Net income	$253,980	$364,042
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	255,884	109,513
Stock-based compensation	35,819	113,327
Bad debt	736	(3,119)
Unrealized foreign exchange gain	(6,562)	-
Changes in non-cash working capital:
Accounts receivable	(215,923)	(95,790)
Other receivables	(11,808)	(22,283)
Prepaid expenses and deposits	2,304	34,795
Accounts payable	(59,324)	16,787
Accrued liabilities	33,474	(30,082)
Deferred revenue	2,467	20,626
Net cash provided by operating activities	291,047	507,816

Investing Activities
Development of software	(327,954)	(689,691)
Purchase of property, equipment, and intangibles	(95,011)	(19,254)
Net cash used in investing activities	(422,965)	(708,945)

Financing Activity
Common stock repurchased for cancellation	(470,271)	(4,463)
Net cash used in financing activity	(470,271)	(4,463)

Effect of foreign exchange rate changes on cash and cash equivalents	(9,693)	(65,164)

Net decrease in cash and cash equivalents	(611,882)	(270,756)
Cash and cash equivalents, beginning of period	2,002,769	2,095,928
Cash and cash equivalents, end of period	$1,390,887	$1,825,172

Supplementary disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$(3,600)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2024

NOTE 1. ORGANIZATION

Destiny Media Technologies Inc. (the "Company") was incorporated in August 1998 under the laws of the State of Colorado and the corporate jurisdiction was changed to Nevada effective October 8, 2014. The Company develops technologies that allow for the distribution over the internet of digital media files in either a streaming or digital download format. The technologies are proprietary. The Company operates out of Vancouver, BC, Canada and serves customers predominantly located in North America, Europe, and Australia.

The Company's stock is listed for trading under the symbol "DSNY" on the OTCQB U.S. in the United States, under the symbol "DSY.V" on the TSX Venture Exchange (the "TSXV") and under the symbol "DME1.F" on the Berlin, Frankfurt, Xetra and Stuttgart exchanges in Germany.

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries: Destiny Software Productions, Inc. ("DSPI"), MPE Distributions, Inc. ("MPE"), Tonality, Inc. ("Tonality"), and Sonox Digital Inc. ("Sonox"). All intercompany transactions have been eliminated on consolidation. All figures are in United States dollars unless otherwise stated.

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

Interim results may not be indicative of the results that may be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these interim financial statements. The unaudited condensed consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair presentation of results of operations, financial condition, cash flows and stockholders' equity for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature.

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to the labour capitalized to software under development and computer software, the recoverability of long-term assets including property, equipment, and intangible assets, amortization expense, credit losses, and valuation of stock-based compensation.

3. CASH AND CASH EQUIVALENTS

The Company's cash include cash in readily available checking accounts. The Company's cash equivalents consist of investments in mutual funds with a major Canadian financial institution that earn interest at variable interest rates ranging from 4.55% - 4.90%.

4. PROPERTY AND EQUIPMENT, NET

	May 31, 2024
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$131,007	$(121,803)	$9,204
Computer hardware	318,848	(278,627)	40,221
Computer software	883,051	(457,574)	425,477
Total property and equipment	$1,332,906	$(858,004)	$474,902

	August 31, 2023
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$131,892	$(120,990)	$10,902
Computer hardware	316,619	(269,733)	46,886
Computer software	811,374	(226,955)	584,419
Total property and equipment	$1,259,885	$(617,678)	$642,207

During the three and nine months ended May 31, 2024, the Company reclassified a total of $26,670 and $77,125 in salaries and wages from software under development to computer software, respectively (May 31, 2023 - $Nil and $Nil, respectively).

Depreciation on property and equipment for the three and nine months ended May 31, 2024 was $84,960 and $245,515, respectively (May 31, 2023 - $34,315 and $102,401, respectively).

5. INTANGIBLE ASSETS, NET

	May 31, 2024
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$946,850	$-	$946,850
Patents, trademarks, and lists	478,100	(454,287)	23,813
Total intangible assets	$1,424,950	$(454,287)	$970,663

	August 31, 2023
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$624,539	$-	$624,539
Patents, trademarks, and lists	467,852	(446,917)	20,935
Total intangible assets	$1,092,391	$(446,917)	$645,474

During the three and nine months ended May 31, 2024, the Company capitalized a total of $123,695 and $404,652 in salaries and wages related to software under development, respectively (May 31, 2023 - $237,297 and $689,366, respectively), out of this amount, $26,670 and $77,125, respectively, was subsequently reclassified to computer software assets as the projects were completed (Note 4) (May 31, 2023- $Nil and $Nil, respectively).

Amortization of intangible assets for the three and nine months ended May 31, 2024 was $2,800 and $10,369, respectively (May 31, 2023 - $2,867 and $7,112, respectively).

6. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

During the three and nine months ended May 31, 2024, the Company did not issue any common stock (May 31, 2023 - Nil and Nil, respectively). During the three and nine months ended May 31, 2024, the Company repurchased and cancelled 149,900 and 459,200 common shares for $163,591 and $470,271 respectively (during the three and nine months ended May 31, 2023 - repurchased and cancelled 5,685 common shares for $4,463).

[b] Stock option plans

Pursuant to the Company's 2015 Stock Option Plan (the "2015 Plan"), 530,000 shares of common stock have been reserved for issuance. A total of 420,000 common shares remain eligible for issuance under the 2015 Plan. On February 18, 2022 the Company received shareholder approval for the 2022 Stock Option Plan (the "2022 Plan") (together with the 2015 Plan, the "Plans"), whereby 1,000,000 common shares are reserved for issuance. As of May 31, 2024, 367,000 common shares remain eligible for issuance under the 2022 Plan.

The options generally vest over a range of periods from the date of grant, some are immediate, and others vest over 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the underlying common shares are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of stock option activity under the Plans as of May 31, 2024, and changes during the period were the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at August 31, 2022	593,000	$1.49	3.79	$-
Granted	228,000	$0.85	4.90	$-
Forfeited	(72,000)	$1.41	3.41	$-
Outstanding at August 31, 2023	749,000	$1.30	3.37	$-
Granted	20,000	$1.15	4.86	$-
Forfeited	(23,416)	$1.13	3.39	$658
Expired	(2,584)	$1.29	2.98	$42
Outstanding at May 31, 2024	743,000	$1.31	2.66	$10,200
Exercisable at May 31, 2024	608,807	$1.39	2.31	$4,511

During the three and nine months ended May 31, 2024, the Company granted 20,000 stock options to the employees of the Company (three and nine months ended May 31, 2023 - Nil). The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows: risk-free interest rate - 4.37%, volatility - 85.31%, exercise price - $1.15, dividend yield - 0%, forfeiture rate - 0%, expected life - 2.13 years.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the options that were in-the-money as of May 31, 2024. As of May 31, 2024, the aggregate intrinsic value of outstanding and exercisable options was $10,200 and $4,511, respectively (May 31, 2023 - $Nil and $Nil, respectively).

As of May 31, 2024, there was $59,082 (May 31, 2023 - $72,153) of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.77 years (May 31, 2023 - 1.5 years).

During the three and nine months ended May 31, 2024, the Company recorded $11,359 and $35,819 in non-cash stock-based compensation, respectively (May 31, 2023 - $38,085 and $113,327, respectively).

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

During the three and nine months ended May 31, 2024, the Company recognized compensation expense of $17,734 and $51,664, respectively (May 31, 2023 - $47,878 and $87,100, respectively) in salaries and wages on the condensed consolidated statement of comprehensive income (loss) in respect of the ESPP, representing the Company's employee matching of cash contributions to the ESPP. The shares were purchased on the open market at an average price of $1.02 over a nine-month period (May 31, 2023 - $1.09). The shares are held in trust by the Company for a period of one year from the date of purchase. As of May 31, 2024, 139,293 shares were held in trust by the Company.

[d] Earnings Per Share

Net income (loss) per common share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per common share (diluted) is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued be calculated using the treasury stock method. Under the treasury stock method, all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period, but only if dilutive. The following table shows the computation of basic and diluted earnings per share for the three and nine months ended May 31, 2024, and 2023:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Numerator:
Net income	$134,476	$107,052	$253,980	$364,042
Denominator:
Weighted-average basic shares outstanding	9,689,303	10,123,984	9,846,942	10,124,168
Effect of dilutive stock-based awards	32,732	-	41,499	-
Weighted-average diluted shares	9,722,035	10,123,984	9,888,441	10,124,168

Basic and diluted earnings per share	$0.01	$0.01	$0.03	$0.04

479,000 stock options were excluded from the computation of diluted earnings per share for the three and nine months ended May 31, 2024, because their effect would have been antidilutive.

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

On September 5, 2017, the Company's former President and Chief Executive Officer filed a Notice of Civil Claim in the Supreme Court of British Columbia against the Company, its subsidiaries, independent directors, and current Chief Executive Officer, claiming damages for conspiracy, breach of contract, wrongful dismissal, defamation and aggravated and punitive damages. The Company believes the claims are without merit and is defending itself against the claims. The quantum of loss, if any, is not determinable at this time and management believes it is unlikely that the outcome of this matter will have an adverse impact on its results of operations, cash flows, and financial condition.

8. CONCENTRATIONS, ECONOMIC DEPENDENCE AND SEGMENTS

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers earned during the three and nine months ended May 31, 2024 and 2023, by product and location of customer, was as follows:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Play MPE®
North America	$583,195	$534,667	$1,668,512	$1,476,444
Europe	514,792	477,912	1,468,018	1,367,190
Australasia	52,705	49,553	144,239	123,402
Africa	4,750	5,875	15,813	20,750
Total Play MPE®	$1,155,442	$1,068,007	$3,296,582	$2,987,786

Revenue presented above is based on the location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the three and nine months ended May 31, 2024, the Company generated 42.1% of total revenue from one customer (May 31, 2023 - 40.5% and 42.0%, respectively).

As at May 31, 2024, one customer represented $338,959 (or 56%) of the trade receivables balance (August 31, 2023, one customer represented $143,689 (or 36%)).

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

In this report, "we," "us," "our," "our company", "Destiny" and similar references refer to Destiny Media Technologies Inc., a Nevada corporation, and its wholly-owned subsidiaries: Destiny Software Productions, Inc. ("DSPI"), MPE Distributions, Inc. ("MPE"), Tonality, Inc. ("Tonality"), and Sonox Digital Inc. ("Sonox"), and (ii) the term "common stock" refers to the common stock, par value $0.001 per share, of Destiny Media Technologies, Inc., a Nevada corporation. The financial information included herein is presented in United States dollars unless otherwise indicated.

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

Our common stock trades on TSX Venture Exchange in Canada under the symbol "DSY.V", on the OTCQB U.S. ("OTCQB") under the symbol "DSNY", and on various German exchanges (Frankfurt, Berlin, Stuttgart and Xetra) under the symbol "DME1.F".

Our corporate website is located at https://investors.dsny.com/

OUR PRODUCTS AND SERVICES

Destiny develops and markets software as a service (SaaS) solutions that solve critical digital distribution and promotion problems for businesses in the music industry.

Play MPE®

Currently, the Company's core business is the Play MPE® online platform. Play MPE® distributes promotional content (broadcast quality audio, video, images, promotional information, metadata and other digital content) from record labels and artists to broadcasting professionals, music curators and music reviewers to discover, download, broadcast and review the content. Curators include radio programmers, digital streaming broadcasters, media reviewers, industry VIP's, DJ's, film and TV personnel, sports stadiums, retailers etc. In providing the distribution, Play MPE® provides several capabilities developed and designed to address the unique needs of both music promoters and broadcasters. Play MPE® was first to market and is the largest provider of this service and provides the most feature rich platform in the world.

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

Play MPE® Quickshare

Play MPE®'s Quickshare provides a simplified distribution tool for Play MPE® customers to promote music directly to anyone inside or outside the Play MPE® platform. Quickshare is a simplified local distribution tool. With this feature, customers can send a link to a dedicated webpage to allow streaming or downloading of content outside of Play MPE® Player. The distribution does not include numerous features included within Caster's full version and distribution is intended only to replace other file sharing services while attracting greater use within the Play MPE® platform. The initial version will provide limited access and sharing capabilities free of charge and is a value-added feature within Play MPE® local distribution suite of features.

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

Collectively, functionality in global release management provides numerous competitive advantages that reduce overall costs and improve marketing collaboration while increasing record label revenue and cash flow. We are unaware of any other service that provides these global distribution functions.

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

For smaller record labels and independent artists, the provision of a list of destinations is a requirement for sale as these customers do not know who to contact. For larger record labels, promotions staff can upload their own contact lists. However, proprietary processes ensure Play MPE® lists are more accurate, complete and engaged. The majority of releases distributed through Play MPE® include at least one targeted distribution list, curated by Play MPE®.

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

MTR™

MTR™ (or "Music Tracking Radar" or "Meter" https://www.plaympe.com/track/) is a digital tracking service that tracks and reports the number and times an individual track is played. MTR™ uses a proprietary algorithm to uniquely identify and match a track. The Company launched MTR™ in beta in fourth quarter of 2023. During the beta phase of this new product, the Company tested monitoring uptime, customer acquisition activities and added functionality for sale at scale. The beta version of the platform initially monitored digital broadcasts of 800 stations in Canada.

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

Clipstream®

The Company also developed Clipstream® for the online video industry for which it is pursuing strategic alternatives. The Clipstream® Online Video Platform (OVP) is a self-service system, for encoding, hosting and reporting on video playback which can be embedded in third party websites or emails. Playback is currently through the Company's proprietary JavaScript codec engine, which is only available on the internet through the Company. The unique software-based approach to rendering video has patents claiming initial priority to 2011. This product has incidental revenues and is not supported or marketed.

Products under development

Destiny is currently developing additional functionality and complimentary services that are expected to expand the Company's addressable market, or act as catalysts to the Company's sales activities for Play MPE®. These are described more fully in the business development section of our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, filed on November 28, 2023.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2024 AND 2023

	Three Months Ended May 31,
	2024	2023	Change
Service revenue	$1,155,442	$1,068,007	$87,435
Cost of revenue	150,044	133,753	16,291
Gross margin	1,005,398	934,254	71,144
Operating expenses	884,607	836,795	47,812
Income from operations	120,791	97,459	23,332
Other income	13,685	9,593	4,092
Net income	$134,476	$107,052	$27,424

Revenue

Total revenue for the three months ended May 31, 2024 was $1,155,442 compared to the revenue of $1,068,007 for the three months ended May 31, 2023, an increase of 8.2% period over period. After adjusting for foreign exchange rates, the Company's revenue for the three-month period grew by 8.5%. The growth in revenue for the quarter arose from both our Major Label customers (increase of 10.7% quarter over quarter) and independent labels (increase of 5.5% quarter over quarter).

Gross Margin

Gross margin for the three months ended May 31, 2024, was 87.0% of revenue, compared to 87.5% for the three months ended May 31, 2023. The Company's cost of revenue consists of data hosting and processing charges, third party transaction related costs, and engineering, technical and customer support costs. These costs are driven by the size and volume of customer transactions processed, as well as the relative proportion of "full-service" versus "self-service" revenue. Our self-service sales are derived from customers who have been provided with a customer account to access our encoder to independently upload and publish releases. Our full-service revenue is derived from customers who are fully serviced by our internal staff, who prepare and publish releases on their behalf. During the three months ended May 31, 2024, our gross margin remained relatively unchanged compared to the same period last year, indicating that the growth in the cost of sales has kept pace with the growth in revenue.

Operating Expenses

Operating costs during the three months ended May 31, 2024 increased by 5.7% to $884,607 (May 31, 2023 - $836,795). The increase in operating costs was primarily the result of the following:

  Total operating expenditures for the three-month period ended May 31, 2024 increased by 13.6% due to a reduction in the amount of salaries and wages capitalized to the balance sheet. Total salaries and wages decreased by 4.0%. A reconciliation is provided below.
  Due to capitalization of salaries and wages in previous periods, depreciation of computer software increased in the current period and resulted in a 6.0% increase in total operating expenses.
  The above increases were offset by a 12.4% reduction in total operating expenses due to the timing of professional services provided and a reduction in legal expenditures for a claim that was resolved in the Company's favor in the preceding year.

For ease of reference the following table has been prepared to present operating results had the Company not capitalized software development salaries for the three months ended May 31, 2024 and 2023.

	Three Months Ended May 31,
	2024	2023
Net income for the period	$134,476	$107,052
Capitalized software under development	(123,695)	(237,297)
Adjustment to depreciation of capitalized computer software	80,598	23,752
Adjusted net income (loss) for the period	$91,379	$(106,493)

	Three Months Ended May 31,
General and administrative expenses	2024	2023	$ Change	% Change
Wages and benefits	$80,200	$141,400	(61,200)	(43.3%)
Professional fees	13,258	117,279	(104,021)	(88.7%)
Office and miscellaneous	26,521	23,734	2,787	11.7%
Shareholder relations	10,579	10,664	(85)	(0.8%)
Rent	10,168	16,963	(6,795)	(40.1%)
Foreign exchange loss (gain)	2,555	(5,656)	8,211	(145.2%)
Telecommunications	4,306	4,773	(467)	(9.8%)
Bad debt	2,746	(7)	2,753	(39328.6%)
Other	9,607	5,237	4,370	83.4%
Total general and administrative expenses	$159,940	$314,387	(154,447)	(49.1%)

The decrease in wages and benefits is primarily due to a one-time recruitment fee and the Company's portion of matching ESPP contributions incurred during the comparative period ending May 31, 2023. Professional fees also decreased due to the timing of services provided and the resolution of a one-time litigation favorably for the Company in the preceding year.

	Three Months Ended May 31,
Sales and marketing expenses	2024	2023	$ Change	% Change
Wages and benefits	$238,593	$208,385	30,208	14.5%
Advertising and marketing	30,639	20,955	9,684	46.2%
Rent	9,381	7,104	2,277	32.1%
Telecommunications	1,695	1,390	305	21.9%
Total sales and marketing expenses	$280,308	$237,834	42,474	17.9%

The increase in wages and benefits is primarily attributed to one-time costs associated with a restructuring of the business development group that commenced in the third quarter of 2024.

	Three Months Ended May 31,
Product development expenses	2024	2023	$ Change	% Change
Wages and benefits	$277,119	$177,145	99,974	56.4%
Software services	25,463	23,170	2,293	9.9%
Rent	17,977	17,149	828	4.8%
Telecommunications	36,040	29,928	6,112	20.4%
Product development expenses	$356,599	$247,392	109,207	44.1%

The increase in wages and benefits is partly due to a lower amount capitalized to software under development intangible assets in the current period. During the comparative period, the Company capitalized the development of its new product, MTR™, which launched in beta in Canada in the fourth quarter of fiscal 2023. Following the launch, there has been a reduction in the capitalization rate of these development costs.

Depreciation and Amortization

Depreciation and amortization expense increased to $87,760 for the three months ended May 31, 2024, from $37,182 for the three months ended May 31, 2023, an increase of 136.0%. This increase was due to the depreciation of newly enhanced features in the Play MPE® Player and Caster computer software applications.

Other Income

Interest income earned on the Company's mutual funds was $13,685 for the three months ended May 31, 2024 (May 31, 2023 - $9,593).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2024 AND 2023

	Nine Months Ended May 31,
	2024	2023	Change
Service revenue	$3,296,582	$2,987,786	$308,796
Cost of revenue	448,808	389,794	59,014
Gross margin	2,847,774	2,597,992	249,782
Operating expenses	2,634,466	2,256,388	378,078
Income from operations	213,308	341,604	(128,296)
Other income	40,672	26,038	14,634
Income tax expense	-	(3,600)	3,600
Net income	$253,980	$364,042	$(110,062)

Revenue

Total revenue for the nine months ended May 31, 2024 increased by 10.3% to $3,296,582, compared to $2,987,786 for the nine months ended May 31, 2023. After adjusting for foreign exchange rates, the Company's revenue for the nine-month period grew by 9.4%. The revenue increase in the nine months ended May 31, 2024 was driven by both our Major Label customers (increase of 8.6% period over period) and independent labels (increase of 11.9% period over period).

Gross Margin

Gross margin for the nine months ended May 31, 2024 was 86.4% of revenue, compared to 87.0% for the nine months ended May 31, 2023. During the nine months ended May 31, 2024, our gross margin remained relatively unchanged compared to the same period last year, indicating that the growth in the cost of sales has kept pace with the growth in revenue.

Operating Expenses

Operating costs during the nine months ended May 31, 2024 increased by 16.8% to $2,634,466 (May 31, 2023 - $2,256,388). This rise can be primarily attributed to the following factors:

  Total operating expenditures for the nine-month period ended May 31, 2024, increased by 12.6% due to a reduction in the amount of salaries and wages capitalized to the balance sheet. Total salaries and wages rose by 2.9% compared to the previous period.
  Due to the capitalization of salaries and wages in previous periods, depreciation of computer software increased in the nine-month period, resulting in a 6.5% rise in total operating expenses.
  In the previous period, the Company realized a substantial currency gain that was not repeated in the current fiscal year. This contributed to a 5.1% increase in total operating expenditures for the nine-month period ended May 31, 2024.
  The above increases were offset by an 8.9% reduction in total operating expenses due to the timing of professional services provided and a reduction in legal expenditures for a claim that was resolved in the Company's favor in the preceding year.

For ease of reference the following table has been prepared to present operating results had the Company not capitalized software development salaries for the nine months ended May 31, 2024 and 2023.

	Nine Months Ended May 31,
	2024	2023
Net income for the period	$253,980	$364,042
Capitalized software under development	(404,652)	(689,366)
Adjustment to depreciation of capitalized computer software	233,187	71,603
Adjusted net income (loss) for the period	$82,515	$(253,721)

	Nine Months Ended May 31,
General and administrative expenses	2024	2023	$ Change	% Change
Wages and benefits	$244,475	$300,001	(55,526)	(18.5%)
Professional fees	55,688	255,914	(200,226)	(78.2%)
Office and miscellaneous	75,385	69,047	6,338	9.2%
Shareholder relations	65,875	60,611	5,264	8.7%
Rent	30,714	39,931	(9,217)	(23.1%)
Foreign exchange loss (gain)	841	(113,600)	114,441	(100.7%)
Telecommunications	7,039	9,174	(2,135)	(23.3%)
Bad debt	736	3,119	(2,383)	(76.4%)
Other	32,334	28,596	3,738	13.1%
Total general and administrative expenses	$513,087	$652,793	(139,706)	(21.4%)

The decrease in wages and benefits is primarily due to a one-time recruitment fee and the Company's portion of matching ESPP contributions incurred during the comparative period ending May 31, 2023. Professional fees also decreased due to the timing of services provided and the resolution of a one-time litigation favorably for the Company in the preceding year. Additionally, during the comparative period, the Company maintained a substantial cash balance in the foreign currency accounts, resulting in a significant foreign exchange gain recorded upon the revaluation of cash.

	Nine Months Ended May 31,
Sales and marketing expenses	2024	2023	$ Change	% Change
Wages and benefits	$672,298	$557,451	114,847	20.6%
Advertising and marketing	75,807	73,834	1,973	2.7%
Rent	28,273	33,153	(4,880)	(14.7%)
Telecommunications	4,788	5,922	(1,134)	(19.1%)
Total sales and marketing expenses	$781,166	$670,360	110,806	16.5%

The increase in wages and benefits is primarily attributed to the addition of key personnel in the department along with staff turnover during the current period.

	Nine Months Ended May 31,
Product development expenses	2024	2023	$ Change	% Change
Wages and benefits	$854,536	$600,434	254,102	42.3%
Software services	75,283	67,163	8,120	12.1%
Rent	54,053	66,062	(12,009)	(18.2%)
Telecommunications	100,457	90,063	10,394	11.5%
Product development expenses	$1,084,329	$823,722	260,607	31.6%

The increase in wages and benefits is due to a lower amount capitalized to software under development intangible assets in the current period. During the comparative period, the Company capitalized the development of its new product, MTR™, which was launched in beta in Canada in the fourth quarter of fiscal 2023. Following the launch, there has been a reduction in the capitalization rate of these development costs.

Depreciation and Amortization

Depreciation and amortization expense increased to $255,884 for the nine months ended May 31, 2024 from $109,513 for the nine months ended May 31, 2023, an increase of 133.7%. This increase was due to the depreciation of recently capitalized additions in the Play MPE® Player and Caster computer software applications.

Other Income

Interest income earned on the Company's mutual funds was $40,672 for the nine months ended May 31, 2024 (May 31, 2023 - $26,038).

Net Income

During the three and nine months ended May 31, 2024 the Company reported a net income of $134,476 and $253,980, respectively (May 31, 2023 -$107,052 and $364,042, respectively).

For the three and nine months ended May 31, 2024, adjusted EBITDA was $219,910 and $505,011, respectively (May 31, 2023 - $172,726 and $560,844, respectively). Adjusted EBITDA is not defined under U.S. GAAP, and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of our profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense.

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

	Q3 2024	Q2 2024	Q1 2024	Q4 2023	Q3 2023	Q2 2023	Q1 2023	Q4 2022
Net income (loss)	$134,476	(130,012)	249,516	(28,944)	107,052	(1,276)	258,266	194,673
Stock-based compensation	11,359	10,655	13,805	34,605	38,085	38,085	37,157	(21,281)
Depreciation and amortization	87,760	87,026	81,098	128,842	37,182	35,952	36,379	52,603
Interest income	(13,685)	(15,461)	(11,526)	(10,460)	(9,593)	(8,777)	(7,668)	(4,460)
Adjusted EBITDA	$219,910	(47,792)	332,893	124,043	172,726	63,984	324,134	221,535

LIQUIDITY AND FINANCIAL CONDITION

As at May 31, 2024, we held $1,390,887 (August 31, 2023 - $2,002,769) in cash and cash equivalents. The Company's cash equivalents consist of investments in mutual funds with a major Canadian financial institution that earn interest at variable interest rates ranging from 4.55% - 4.90%.

At May 31, 2024, we had working capital of $1,820,539 compared to $2,185,960 as at August 31, 2023. The decrease in our working capital was primarily due to operating results.

Cash Flows

The following table sets forth a summary of the net cash flow activity for the periods indicated:

	Nine Months Ended May 31,
Net cash and cash equivalents provided by (used in)	2024	2023	$ Change	% Change
Operating activities	$291,047	$507,816	(216,769)	(42.7%)
Investing activities	(422,965)	(708,945)	285,980	(40.3%)
Financing activity	(470,271)	(4,463)	(465,808)	10437.1%
Effect of foreign exchange rate changes on cash and cash equivalents	(9,693)	(65,164)	55,471	(85.1%)
Net decrease in cash and cash equivalents	$(611,882)	$(270,756)	(341,126)	126.0%

Operating Activities

Net cash provided by operating activities during the nine months ended May 31, 2024 was $291,047 (May 31, 2023 - $507,816). The primary reason for the decrease in cash flows from operating activities is related to the timing of receipts from our customers.

Investing Activities

Net cash used in investing activities for the nine months ended May 31, 2024 was $422,965, compared to cash used in investing activities of $708,945 for the nine months ended May 31, 2023. The period-over-period decrease was mainly driven by the lower proportion of software development salaries and wages capitalized in the current period.

Financing Activity

Net cash used in financing activity during the nine months ended May 31, 2024 was $470,271 (May 31, 2023 - $4,463) - this cash was used to repurchase and retire 459,200 shares of common stock (May 31, 2023 - 5,685) of the Company under the Normal Course Issuer Bid ("NCIB").

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

For a description of our critical accounting policies, see the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgements and Estimates" and "Financial Statements and Supplementary Data - Note 2, Summary of Significant Accounting Policies" contained in our 2023 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the three and nine months May 31, 2024.

OFF-BALANCE SHEET ARRANGEMENTS

As of May 31, 2024, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under supervision and with the participation of our Company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company's Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2024, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes that would impact our internal controls for the period from September 1, 2023, to May 31, 2024.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in "Item 1 - Risk Factors" in our Form 10-K for the fiscal year ended August 31, 2023, filed with the SEC. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

DESTINY MEDIA TECHNOLOGIES, INC.

By: /s/Frederick Vandenberg______________________

 Frederick Vandenberg

Chief Executive Officer, President

 (Principal Executive Officer)

 Date: July 15, 2024

By: /s/Olya Massalitina__________________________

 Olya Massalitina

Chief Financial Officer, Treasurer

 (Principal Financing and Accounting Officer)

 Date: July 15, 2024