Form 10-K
period 2024-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2024-11-21
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 For the Fiscal Year ended August 31, 2024

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
[X ]Yes [   ] No

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

On May 31, 2024, the last business day of the registrant's most recently completed third fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $5,815,557, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $0.90. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 10% or more of its common stock are deemed affiliates of the registrant.

The number of shares outstanding of the registrant's common stock, par value $0.001, as of November 20, 2024 was 9,637,420.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DESTINY MEDIA TECHNOLOGIES, INC.

TABLE OF CONTENTS

FORM 10-K

For the Year Ended August 31, 2024

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

MTR™

MTR™ (or "Music Tracking Radar" or "Meter" https://www.musicmtr.com) is a digital tracking service that tracks and reports the number and times an individual track is played.  MTR™ uses a proprietary algorithm to uniquely identify and match a track.  The Company launched MTR™ in beta in fourth quarter of 2024.  During the beta phase of this new product, the Company will test monitoring uptime, customer acquisition activities and is adding functionality for sale at scale.  The beta version of the platform will initially monitor digital broadcasts of 800 stations in Canada.

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

South Africa

Play MPE® has active use by Universal Music South Africa and Warner Music South Africa. Play MPE® has now developed an established user base and brand recognition.  South African independent label revenue is an area targeted for growth as well as leveraging South Africa' use to expand into Africa more broadly.

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

Significant Customers

During the year ended August 31, 2024, we generated 42.7% of total revenue from one customer (2023 - 41.9%).

OUR BUSINESS OPERATIONS

As of November 20, 2024, the Company had 30 full-time employees and 4 full-time consultants.

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

SEASONALITY AND CYCLICALITY

Our operating results and operating cash flows have been subject to significant seasonal variations where holidays around late December typically result in lower-than-average sales. The Company has recently begun promoting archival distributions to take advantage of staff capacity and to provide greater value to both clients and recipients and to increase revenue around this time.

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

Customer concentration.

During the year ended August 31, 2024, 42.7% of the Company's revenue is derived from one customer with operations in numerous countries. This customer is currently of key importance to our operations and any adverse change to the revenue from this customer would have a material adverse effect on our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company has secured a one-year renewable annual lease for office space in downtown Vancouver, British Columbia, scheduled to expire in April 30, 2025.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares are currently trading on the OTCQB under the stock symbol DSNY. The average high and the low trading prices for our shares for each quarter of the last two fiscal years were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2023	$0.64	$0.39
2nd Quarter 2023	$0.70	$0.52
3rd Quarter 2023	$0.94	$0.59
4th Quarter 2023	$0.92	$0.65
1st Quarter 2024	$1.03	$0.79
2nd Quarter 2024	$1.08	$0.90
3rd Quarter 2024	$1.11	$0.90
4th Quarter 2024	$1.02	$0.67

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Our shares are also traded on the TSX Venture Exchange under the symbol DSY.

Holders of Common Stock

As of November 13, 2024 our shareholders' list for our common stock showed 59 registered shareholders and 9,637,410  shares of our common stock outstanding.

Dividends

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings wto finance the expansion of our operations. Our Board of Directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

Recent Sales of Unregistered Securities

For a description of our equity compensation plans, please see Item 12 of this report on Form 10-K.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended August 31, 2024, the Company repurchased and cancelled 459,200 common shares for $470,271 (2023 - 25,651 common shares for $21,135).

Securities Authorized for Issuance Under Equity Compensation Plans

Pursuant to the Company's 2015 Stock Option Plan (the "2015 Plan"), 530,000 shares of common stock have been reserved for issuance. A total of 420,000 common shares remain eligible for issuance under the 2015 Plan. On February 18, 2022, our Board of Directors approved the Company's 2022 Stock Option Plan (the "2022 Plan"), (together with the 2015 Plan, the "Plans"), whereby 1,000,000 common shares are reserved for issuance. A total of 341,000 common shares remain eligible for issuance under the 2022 Plan.

See Item 11 "Executive Compensation - Equity Compensation Plan Information" for additional information regarding the Plan.

ITEM 6. SELECTED FINANCIAL DATA.

Per §229.301 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in Section §229.10(f)(1) of Regulation S-K, is not required to provide selected financial data. Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company and should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended August 31, 2024.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2024 AND 2023

Revenue

Total revenue for the year ended August 31, 2024 increased by 9.6% to $4,420,768 compared to the revenue of $4,034,384 for the year ended August 31, 2023. Adjusted for impacts of foreign currency translation, Play MPE® revenue increased 8.9% year over year. Foreign currency fluctuations had an immaterial impact to revenue.

Revenue growth continued throughout the year and was positively influenced by recent investments in the Play MPE® platform.  Growth in revenue came from improved distribution processes and greater distribution options that arise from these platform investments. The revenue growth rate of 9.6% is the Company's highest since 2010.  The largest contribution in revenue growth comes from stronger revenue growth in US independent label segment where revenue accounted for approximately 65% of the increase.

During the fourth quarter, the Company launched MTR™  in the United States. This initial launch of the MTR™ services only small users until further platform enhancements can be added.  As expected, MTR™'s revenue both grew throughout the quarter and had an immaterial impact to total revenue for the year.  While small, the Company saw revenue growth from returning and new users.

The Company's revenues are denominated predominantly in US Dollars, Euros and Australian Dollars.

	% of Total Revenue
Currency	2024	2023
US Dollar	48.1%	46.9%
Euro	45.0%	45.2%
Australian Dollar	4.3%	3.9%
Other	2.6%	4.0%

Gross Margin

Gross margin for the year ended August 31, 2024 was 86.2% of revenue, which represents an decrease of 1.0% from the year ended August 31, 2023. The Company's cost of revenue consists of data hosting and processing charges, third party transaction related costs, and engineering, technical and customer support costs.  These costs are driven by the size and volume of customer transactions processed, as well as the relative proportion of "full-service" versus "self-service" revenue. Our self-service sales are derived from customers who have been provided with a customer account to access our encoder to independently upload and publish releases. Our full-service revenue is derived from customers who are fully serviced by our internal staff, who prepare and publish releases on their behalf.

Operating Expenses

Operating costs during the year ended August 31, 2024 increased by 16.5% to $3,749,684 (2023 - $3,218,092). The increase in operating costs was primarily the result of the following:

  An increase of 21.9% of salary and wages in sales in marketing which accounted for a 5.3% increase in total expenditures. This increase largely temporary in nature as the Company moves expenditures into marketing as described below.
  An increase of 97.1% in (non-cash) amortization expenditures, primarily related to the commencement of software costs related to the MTR™ platform which launched commercially in the United States in the fourth quarter of fiscal 2024. This increase contributed a 7.2% increase to overall expenditures.

For ease of reference the following table has been prepared to present operating results had the Company not capitalized software for fiscal years 2024 and 2023.

	2024	2023
Net Income for the Year	$111,758	$335,098
Capitalized Software Development	(476,258)	(682,617)
Adjustment to Amortization of Capitalized Software	440,044	166,235
Adjusted net income/(loss) for the year	$75,544	$(181,284)

General and Administrative Expenses

	2024	2023	$ Change	% Change
Wages and benefits	$331,668	$384,213	(52,545)	(13.7%)
Professional fees	121,170	240,254	(119,084)	(49.6%)
Office and miscellaneous	84,287	92,157	(7,870)	(8.5%)
Public company expenditures	67,341	75,670	(8,329)	(11.0%)
Rent	44,158	49,231	(5,073)	(10.3%)
Foreign exchange loss (gain)	8,401	(118,228)	126,629	(107.1%)
Telecommunications	8,520	10,882	(2,362)	(21.7%)
Bad debt	(2,700)	3,129	(5,829)	(186.3%)
Other	35,151	32,305	2,846	8.8%
Total general and administrative expenses	$697,996	$769,613	(71,617)	(9.3%)

The decrease in wages and benefits is primarily related to a one time increase in the prior year related to staff recruitment fees. The decrease in professional fees is due to litigation expenses in the prior year.  This litigation was resolved through a judgment in the Company's favour. The Company was awarded costs of approximately $43,000 but has not recorded any amount in respect of these fees as they remain outstanding.

Sales and Marketing Expenses

	2024	2023	$ Change	% Change
Wages and benefits	$896,871	$724,297	172,574	23.8%
Advertising and marketing	126,294	97,129	29,165	30.0%
Rent	34,563	41,755	(7,192)	-17.2%
Telecommunications	5,748	9,498	(3,750)	-39.5%
Total sales and marketing expenses	$1,063,476	$872,679	190,797	21.9%

The increase in wages and benefits is primarily temporary in nature as the Company restructured its business development group during the year and increased spending on marketing related staffing.  The Company is investing in marketing related costs concurrent with investments in the Play MPE® platform designed to scale revenue growth with more efficient use of human capital. The increase in advertising and marketing expenses is related to timing of sponsorship, advertising, and attendance at industry events in the fiscal year 2024.

Product Development Expenses

	2024	2023	$ Change	% Change
Wages and benefits	$1,189,710	$1,045,492	144,218	13.8%
Software services	101,772	89,131	12,641	14.2%
Rent	71,795	79,690	(7,895)	(9.9%)
Telecommunications	155,134	123,132	32,002	26.0%
Product development expenses	$1,518,411	$1,337,445	180,966	13.5%

The increase in wages and benefits can be attributed to the reduction in the amount capitalized for software development. The Company continues to invest in advancing MTR® to cater the service to larger customers as well as adding to the Play MPE® platform to scale growth through customer and user driven growth. The increase in telecommunications costs is directly associated with the expansion of product development activities.

Depreciation and Amortization

Depreciation and amortization expense increased to $469,801 for the year ended August 31, 2024 from $238,355 for the year ended August 31, 2023, an increase of 97.1% was due to depreciation of additionally capitalized software development costs associated with  MTR. The amortization expense associated with MTR for Quarter 4 alone amounted to $97,258.

Other Income

Interest income earned on the Company's Guaranteed Investment Certificates was $51,201 for the year ended August 31, 2024 (2023 - $36,498). The interest income increased by 40% year over year due to increased interest rates.

Net Income

For the year ended August 31, 2024, we reported a net income of $111,758 (2023 - $335,098).

For the year ended August 31, 2024, adjusted EBITDA was $577,284 (2023 - $687,463). Adjusted EBITDA is not defined under U.S. GAAP, and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of our profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense.

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

	2024	2023
Net income	$111,758	$335,098
Current income tax	-	2,576
Stock-based compensation	46,926	147,932
Depreciation and amortization	469,801	238,355
Interest income	(51,201)	(36,498)
Adjusted EBITDA	$577,284	$687,463

LIQUIDITY, FINANCIAL CONDITION

As of August 31, 2024, we held $1,481,582 (2023 - $2,002,769) in cash and cash equivalents. The Company's cash equivalents consist of investments in mutual funds with a major Canadian financial institution that earn interest at variable interest rates ranging from 4.5% - 4.90%.

On August 31, 2024, we had working capital of $1,842,071 compared to $2,185,960 as at August 31, 2023. The decrease in our working capital was primarily due to operating results.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the years indicated:

Net cash and cash equivalents provided by (used in)	2024	2023	$ Change	% Change
Operating activities	$429,188	$705,634	(261,238)	(37.0%)
Investing activities	(484,419)	(716,024)	216,397	(30.2%)
Financing activities	(470,271)	(21,135)	(449,136)	2125.1%
Effect of foreign exchange rate changes on cash	4,315	(61,634)	65,949	(107.0%)
Net decrease in cash and cash equivalents	$(521,187)	$(93,159)	(428,028)	459.5%

Net cash provided by operating activities during the year ended August 31, 2024 was $429,188 (2023 - $705,634).

Investing Activities

Net cash used in investing activities for the year ended August 31, 2024 was $484,419, compared to cash used in investing activities of $716,024 for the year ended August 31, 2023. The year-over-year decrease in use of cash is due to the higher proportion of software development salaries and wages being capitalized in the prior year.

Financing Activities

Net cash used in financing activities during the year ended August 31, 2024 was $470,271 (2023 - $21,135) - this cash was used to repurchase and retire common stock of the Company under the Normal Course Issuer Bid ("NCIB"). The increase in net cash used in financing activities was driven by the higher number of shares repurchased in the year.

CAPITAL RESOURCES

The Company does not have any material commitments for capital expenditures and the Company is able to meet current and expected growth with income from operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2024, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Income Taxes

Deferred income tax assets and liabilities are computed based on differences between the carrying amount of assets and liabilities on the balance sheet and their corresponding tax values using the enacted income tax rates by tax jurisdiction at each balance sheet date. Deferred income tax assets also result from unused loss carry forwards and other deductions. The valuation of deferred income tax assets is reviewed annually and adjusted, if necessary, by use of a valuation allowance to reflect the estimated realizable amount. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, and current and enacted tax legislation and other temporary differences between book and tax accounting to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. There is a risk that management estimates for operating results could vary significantly from actual results, which could materially affect the valuation of the future income tax asset. Although the Company has tax loss carryforwards and other deferred income tax assets, management has determined certain of these deferred tax assets do not meet the more likely than not criteria, and accordingly, these deferred income tax asset amounts have been completely offset by a valuation allowance as disclosed in Note 7 of our consolidated financial statements. If management's estimates of the cash flows or operating results do not materialize due to errors in estimates or unforeseen changes to the economic conditions affecting the Company, it could result in an impairment adjustment in future periods.

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

New Accounting Pronouncements

See Note 2 to the Financial Statements included in Item 8 of this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange Risk

Our revenues are denominated primarily in United States dollars, Australian dollars and Euros while our operating expenses are incurred primarily in Canadian dollars. Thus, operating expenses and the results of operations are impacted, to the extent they are not hedged, by the rise and fall of the relative values of the Canadian dollar to these currencies. We do not believe aggregated foreign exchange fluctuations in the Euro, and the Australian, Canadian, and US dollars have had a material effect on our results of operations during the years presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of Destiny Media Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Destiny Media Technologies Inc. and its subsidiaries (the "Company") as of August 31, 2024 and 2023, and the related consolidated statements of comprehensive income, cash flows, and stockholders' equity for each of the years in the two year period ended August 31, 2024, and the related notes (collectively referred to as the "consolidated financial statements").

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at August 31, 2024 and 2023, and the results of its operations and its cash flows for each of years in the two year period ended August 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of labor costs capitalized to computer software and software under development

As discussed in note 2 of the consolidated financial statements, the Company capitalizes costs related to application development activities that results in additional functionality. As discussed in note 3 and 4 of the consolidated financial statements, labor costs of $476,258 were capitalized to software under development in intangible assets.

We identified the evaluation of labor costs capitalized to computer software and software under development as a critical audit matter. The complexity in determining whether the costs were incurred for software enhancement activities resulting in additional functionality required significant audit effort.

Our audit procedures related to the evaluation of labor costs capitalized to computer software and software under development included the following, among others:

  Our audit procedures related to the evaluation of labor costs capitalized to computer software and software under development included the following, among others:
  We reviewed the underlying software enhancement project plans and assessed the nature of the activities performed for each project to determine whether the assessment of whether costs associated with these projects meet the relevant criteria in order to be capitalized.
  We evaluated management's calculation of the labor costs to be capitalized by performing the following:
    We tested the completeness of the data used in management's calculation by agreeing the total time shown in the data set used by management to the task tracking software report for the entire fiscal year, which included non-capitalizable and capitalizable tasks.

  We tested the accuracy of the data used in management's calculation by agreeing the entry details to the details exported from the task tracking software.
  We recalculated the labor costs capitalized to computer software and software under development using the hours noted in the task tracking software, the engagement teams judgement in relation to the tasks that are capitalizable as well as employee contacts.
  We compared the completion date of the software enhancement projects to the projects completion report to verify the appropriateness of transferring certain assets from intangible assets to property and equipment during the fiscal year.

/s/ Smythe LLP

Smythe LLP

Chartered Professional Accountants

We have served as the Company's auditor since 2022.

Vancouver, Canada

November 20, 2024

DESTINY MEDIA TECHNOLOGIES, INC.

Consolidated Balance Sheets

	Notes	August 31, 2024	August 31, 2023
ASSETS
Cash and cash equivalents		$1,481,582	$2,002,769
Accounts receivable, net of allowance for doubtful accounts of $30,624 (2023 - $41,334)		681,146	432,501
Other receivables		82,585	58,519
Prepaid expenses		87,345	72,014
Deposits		32,347	32,214
Total current assets		2,365,005	2,598,017

Property and equipment, net	3	1,174,370	642,207
Intangible assets, net	4	148,977	645,474
Total assets		$3,688,352	$3,885,698

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable		$151,734	$110,203
Accrued liabilities		328,801	267,144
Deferred revenue		42,399	34,710
Total current liabilities		522,934	412,057
Total liabilities		522,934	412,057

Commitments and contingencies	7	-	-

Stockholders' equity
Common stock, par value $0.001, authorized 20,000,000 shares. Issued and outstanding - 9,637,410 shares (2023 - 10,096,610 shares)	5	9,637	10,096
Additional paid-in capital	5	8,819,785	9,242,671
Accumulated deficit		(5,192,609)	(5,304,367)
Accumulated other comprehensive loss		(471,395)	(474,759)
Total stockholders' equity		3,165,418	3,473,641
Total liabilities and stockholders' equity		$3,688,352	$3,885,698

The accompanying notes are an integral part of these consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income

		For the years ended August 31,
	Notes	2024	2023

Service revenue	8	$4,420,768	$4,034,384

Cost of revenue
Hosting costs		148,949	114,881
Internal engineering support		57,644	49,353
Customer support		326,647	279,667
Third-party and transactions costs		77,287	71,215
		610,527	515,116
Gross margin		3,810,241	3,519,268
		86.2%	87.2%
Operating expenses
General and administrative		697,996	769,613
Sales and marketing		1,063,476	872,679
Product development		1,518,411	1,337,445
Depreciation and amortization	3,4	469,801	238,355
		3,749,684	3,218,092
Income from operations		60,557	301,176

Other income
Interest and other income		51,201	36,498
Net income before income tax		$111,758	$337,674
Current income tax expense	6	-	(2,576)
Net income		$111,758	$335,098
Foreign currency translation adjustments		3,364	(98,541)
Total comprehensive income		$115,122	$236,557

Net income per common share
Basic and diluted		$0.01	$0.03

Weighted average common shares outstanding:
Basic and Diluted	5	10,030,569	10,119,454

The accompanying notes are an integral part of these consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Consolidated Statements of Stockholders' Equity

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 31, 2022		10,122,261	10,122	9,115,848	(5,639,465)	(376,218)	3,110,287
Total comprehensive income		-	-	-	335,098	(98,541)	236,557
Stock-based compensation	5	-	-	147,932	-	-	147,932
Common shares retired	5	(25,651)	(26)	(21,109)	-	-	(21,135)
Balance, August 31, 2023		10,096,610	10,096	9,242,671	(5,304,367)	(474,759)	3,473,641

Balance, August 31, 2023		10,096,610	10,096	9,242,671	(5,304,367)	(474,759)	3,473,641
Total comprehensive income		-	-	-	111,758	3,364	115,122
Stock-based compensation	5	-	-	46,926	-	-	46,926
Common shares retired	5	(459,200)	(459)	(469,812)	-	-	(470,271)
Balance, August 31, 2024		9,637,410	9,637	8,819,785	(5,192,609)	(471,395)	3,165,418

The accompanying notes are an integral part of these consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

		For the years ended August 31,
	Notes	2024	2023

Operating Activities
Net income		$111,758	$335,098
Adjustments to reconcile net income to net cash provided (used) in operations:
Depreciation and amortization	3, 4	469,801	238,355
Stock-based compensation	6(b)	46,926	147,932
Allowance for doubtful accounts		(2,700)	3,129
Unrealized foreign exchange loss		(21,758)	(148)
Changes in non-cash working capital:
Accounts receivable		(247,544)	120,729
Other receivables		(23,645)	(29,692)
Prepaid expenses and deposits		(14,951)	9,982
Accounts payable		43,495	(99,329)
Accrued liabilities		60,323	(34,861)
Deferred revenue		7,483	14,439
Net cash provided by operating activities		429,188	705,634

Investing Activities
Development of software		(476,258)	(130,516)
Purchase of property, equipment, and intangibles	3, 4	(8,161)	(585,508)
Net cash used in investing activities		(484,419)	(716,024)

Financing Activities
Common stock repurchased for cancellation	6(a)	(470,271)	(21,135)
Net cash used in financing activities		(470,271)	(21,135)

Effect of foreign exchange rate changes on cash and cash equivalents		4,315	(61,634)

Net decrease in cash and cash equivalents		(521,187)	(93,159)
Cash and cash equivalents, beginning of year		2,002,769	2,095,928
Cash and cash equivalents, end of year		$1,481,582	$2,002,769

Supplementary disclosure:
Interest paid		$-	$-
Income taxes paid		$-	$2,576

The accompanying notes are an integral part of these consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2024

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to the labor capitalized to software under development and computer software, the recoverability of long-term assets including property and equipment, intangible assets, amortization expense, recoverability of accounts receivable and valuation of stock-based compensation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company's cash include cash in readily available checking accounts. The Company's cash equivalents consist of investments in mutual funds with a major Canadian financial institution that earn interest at variable interest rates ranging from 4.5% - 4.9%.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to non-collectability. The Company's allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the consolidated financial statements based on collection experience. The Company had $30,624 and $41,334 in allowance at August 31, 2024 and 2023, respectively. The Company recorded a recovery of $2,700 and bad debt of $3,129 for the years ended August 31, 2024 and 2023, respectively.

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

Impairment of long-lived assets

The Company reviews long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Intangible assets that are not subject to amortization are tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded for the years ended August 31, 2024 and 2023.

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

Digital media distribution services may be subject to either fixed or variable pricing. Variable consideration is allocated entirely to distinct service periods when it can be tied to a single performance obligation. Variable consideration is estimated and included in the transaction price if, in the Company's judgment, it is probable that there will not be a significant future reversal of cumulative revenue under the contract. When variable consideration is contingent and cannot be tied to a single performance obligation performed in a particular billing period, the Company estimates contingent variable consideration using the most likely method and recognizes consideration to the extent that the estimate for variable consideration is not constrained pursuant to the guidance provided in ASC 606.

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

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by FASB or other standard setting bodies on the Company's consolidated financial statements as well as material updates to previous assessments. There were no new material accounting standards issued in years of 2023 and 2024 that impacted the Company.

3. PROPERTY AND EQUIPMENT, NET

	August 31, 2024
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$132,444	$(123,687)	$8,757
Computer hardware	325,845	(285,808)	40,037
Computer software	1,796,786	(671,210)	1,125,576
Total property and equipment	$2,255,075	$(1,080,705)	$1,174,370

	August 31, 2023
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$131,892	$(120,990)	$10,902
Computer hardware	316,619	(269,733)	46,886
Computer software	811,374	(226,955)	584,419
Total property and equipment	$1,259,885	$(617,678)	$642,207

During the year ended August 31, 2024, the Company capitalized a total of $982,602 in salaries and wages related to computer software development (2023 - $559,044).

Depreciation on property and equipment for the year ended August 31, 2024 was $456,471 (2023 - $227,488).

4. INTANGIBLE ASSETS, NET

	August 31, 2024
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$124,678	$-	$124,678
Patents, trademarks, and lists	486,579	(462,280)	24,299
Total intangible assets	$611,257	$(462,280)	$148,977

	August 31, 2023
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$624,539	$-	$624,539
Patents, trademarks, and lists	467,852	(446,917)	20,935
Total intangible assets	$1,092,391	$(446,917)	$645,474

During the year ended August 31, 2024, the Company capitalized a total of $476,258 in salaries and wages related to software under development (2023 - $682,617), $982,602 (2023 - $559,044) was subsequently reclassified to computer software assets as the projects were completed (Note 3).

Amortization on intangible assets for the year ended August 31, 2024, was $13,330 (2023 - $10,867).

5. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

During the year ended August 31, 2024, the Company did not issue any common stock (2023 - Nil). During the year ended August 31, 2024, the Company repurchased and cancelled 459,200 common shares for $470,271 (2023 - 25,651 common shares for $21,135).

[b] Stock option plans

Pursuant to the Company's 2015 Stock Option Plan (the "2015 Plan"), 530,000 shares of common stock have been reserved for issuance. A total of 420,000 common shares remain eligible for issuance under the 2015 Plan. On February 18, 2022 the Company received shareholder approval for the 2022 Stock Option Plan (the "2022 Plan") (together with the 2015 Plan, the "Plans"), whereby 1,000,000 common shares are reserved for issuance.  As of August 31, 2024, 341,000 common shares remain eligible for issuance under the 2022 Plan.

The options generally vest over a range of periods from the date of grant, some are immediate, and others vest over 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the underlying common shares are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

During the year ended August 31, 2024, the Company granted 20,000 (2023 - 228,000) share purchase options to directors, officers, employees, and consultants of the Company. The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option valuation model were as follows:

	2024	2023
Risk-free interest rate	5.00%	5.00%
Volatility	85.31%	84.89%
Exercise price	$1.15	$0.85
Dividend yield	0%	0%
Forfeiture rate	0%	0%
Expected life (years)	2.13	2.13

The summary of option activity for the years ended August 31, 2024 and 2023 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at August 31, 2022	593,000	$1.49	3.79
Granted	228,000	$0.85	4.90
Forfeited	(72,000)	$1.41	3.41
Outstanding at August 31, 2023	749,000	$1.30	3.37
Granted	20,000	$1.15	4.61
Forfeited	(46,122)	$1.14	3.14
Expired	(7,168)	$1.01	3.47
Outstanding at August 31, 2024	715,710	$1.31	2.37
Exercisable at August 31, 2024	621,597	$1.38	2.13

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the options that were in-the-money as of August 31, 2024. In all cases, the aggregate intrinsic value was $nil. There were no stock options repurchased during the years ended August 31, 2024 and 2023.

5. STOCKHOLDERS' EQUITY CONT'D

The following table summarizes information regarding the non-vested options outstanding as of August 31, 2024 and changes during the period:

	Number of Options	Weighted Average Exercise Price
Non-vested options at August 31, 2022	320,542	$1.50
Granted	228,000	$1.31
Forfeited	(41,791)	$1.36
Vested	(237,768)	$1.46
Non-vested options at August 31, 2023	268,983	$1.01
Granted	20,000	$1.15
Forfeited	(24,454)	$0.86
Vested	(170,416)	$1.11
Non-vested options at August 31, 2024	94,113	$0.90

As of August 31, 2024, there was $94,113 (2023 - $107,208) of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.8 years (2023 - 0.92 years).

During the years ended August 31, 2024 and 2023, the total stock-based compensation expense was reported in the consolidated statement of comprehensive income as follows:

Stock-based compensation	2024	2023
General and administrative	$36,918	$75,997
Sales and marketing	622	20,790
Product development	9,386	51,145
Total stock-based compensation	$46,926	$147,932

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

During the year ended August 31, 2024, the Company recognized compensation expense of $67,989 (2023 - $111,800) in salaries and wages on the consolidated statement of comprehensive income in respect of the ESPP, representing the Company's employee matching of cash contributions to the ESPP. The shares were purchased on the open market at an average price of $1.00 (2023 - $0.69). The shares are held in trust by the Company for a period of one year from the date of purchase. As of August 31, 2024, 79,963 (2023 - $237,184) shares were held in trust by the Company.

6. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 21.0% and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 27.0%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense is as follows:

	2024	2023
Tax at U.S. statutory rates	$23,000	$70,000
Permanent differences	13,000	33,000
Effect of higher foreign tax rates in Canada	48,000	59,000
Foreign exchange and other adjustments	(11,000)	128,000
Change in valuation allowance	(73,000)	(290,000)
Provision for income taxes	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which realization is not likely to occur.

Significant components of the Company's deferred tax assets as of August 31 are as follows:

	2024	2023
Deferred tax assets
Net operating loss carry forwards	$978,000	$851,000
Excess of book over tax depreciation	1,096,000	365,000
Tax credit carry forwards	615,000	615,000
Total deferred tax assets	2,689,000	1,831,000
Valuation allowance	(2,689,000)	(1,831,000)
Net deferred tax assets	$-	$-

Net income (loss) before income tax by geographic region is as follows:

	2024	2023
United States	$(647,462)	$(653,991)
Canada	759,220	991,665
Total	$111,758	$337,674

If not utilized to reduce future taxable income, the Company's net operating loss carry forwards will expire as follows:

2024 and thereafter
United States	$4,640,161
Canada	-
Total	$4,640,161

If not utilized to reduce future taxes payable, the Company's investment tax credit carry forwards will expire as follows:

2031 and thereafter
United States	$-
Canada	763,972
Total	$763,972

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

8. CONCENTRATIONS, ECONOMIC DEPENDENCE AND SEGMENTS

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers earned during the years ended August 31, 2024 and 2023, by product and location of customer, was as follows:

	2024	2023
Play MPE®
North America	$2,221,439	$1,990,075
Europe	1,988,127	1,837,517
Australasia	190,515	179,960
Africa	20,688	26,832
Total Play MPE®	$4,420,768	4,034,384

Revenue presented above is based on location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the year ended August 31, 2024, the Company generated 42.7% of total revenue from one customer (2023 - 41.9%).

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of August 31, 2024.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management concluded that our internal controls over financial reporting were effective as of August 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended August 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Exchange Act, or Section 16(a), we believe that during the fiscal year ended August 31, 2024 all such filing requirements were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table presents information regarding the total compensation awarded to, earned by, or paid to each person serving as Chief Executive Officer during the year ended August 31, 2024 and 2023 and other individuals as required by Item 402(m)(2) of Regulation S-K, during the noted periods. These individuals are our named executive officers for 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Other Annual Compensation ($) (2)	Total ($)
Frederick Vandenberg (3) , Director, President, Chief Executive Officer, and former Chief Financial Officer	2024	198,396	-	-	-	-	200,070
	2023	189,287	-	-	8,363	16,173	213,823
Olya Massalitina (3)(4)(5)	2024	85,727	-	-	-	-	86,450
Chief Financial Officer	2023	17,320	-	-	12,545	-	29,865

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

(3) Compensation is stated in United States dollars. Where compensation was provided in Canadian dollars, compensation is based on an exchange rate of 0.7348 US dollars for each 1.00 Canadian dollar during the 2023 fiscal year and 0.7348 US dollars for each 1.00 Canadian dollar during the 2022 fiscal year.

(4) Appointed April 2022.

(5) Resigned effective September 2024.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our named executive officers that were outstanding as of August 31, 2024:

Name and Principal Position	Number of Securities Underlying Unexercised Options # Exercisable	# Unexercisable	Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Weighted Average Option Exercise Price $	Option Expiration Date
Frederick Vandenberg, Chief Executive Officer	80.000	-	-	1.50	31-Oct-2026
	10,833	9,167	-	0.85	23-Jul-2028
Olya Massalitina, Chief Financial Officer	16,250	13,750	-	0.85	23-Jul-2028

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

Additionally, the Company has the 2015 Stock Option Plan and 2022 Stock Option Plan, under which up to an aggregate of 1,530,000 shares of the common stock have been reserved for issuance. As at August 31, 2024, an aggregate of 781,000 common shares remained eligible for issuance under the plans. The options generally vest over a range of periods from the date of grant, some are immediate, and others are 12 or 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings.  In addition, our directors are eligible for grants of options to purchase shares of our common stock at the discretion of our Board of Directors.

There were no options awarded to directors for the year ended August 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 20, 2024 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Name of beneficial owner	# of Shares	%
Hyonmyong Cho (2)	547,622	5.7%
Samuel Jay Graber (3)	262,362	2.7%
Frederick Vandenberg (4)	513,002	5.3%
David Summers(5)	116,715	1.2%
David Mossberg (6)	97,357	1.0%
Olya Massalitina(7)	3,750	*
All directors and executive officers as a group (4 persons)	1,540,808	16.0%
Mark Graber (8)	2,085,779	21.6%

*Owning less than 1%.

(1) Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of such shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of November 20, 2024. As of November 20 , 2024, there were 9,637,420 shares of our common stock issued and outstanding.

(2) Consists of 142,735 shares held by Mr. Cho and 43,334 shares that may be acquired upon the exercise of stock options held by Mr. Cho within 60 days of November 20, 2024 and includes 361,553 shares held through Mr. Cho's indirect pecuniary ownership held through Greenlaw International LP, a Delaware limited partnership (the "Fund"), and Greenlaw International GP LLC, a Delaware limited liability company and the general partner of the Fund which has the right to receive an allocation of a portion of the profits of the Fund.

(3) Consists of 219,028 shares held by Mr. Graber, and 43,334 shares that may be acquired upon the exercise of stock options held by Mr. Graber within 60 days of November 20, 2024.

(4) Consists of 437,584 shares held by Mr. Vandenberg and 75,418 shares that are acquirable upon the exercise of stock options held by Mr. Vandenberg within 60 days of November 20, 2024.

(5) Consists of 23,381 shares held by Mr. Summers and 93,334 shares that are acquirable upon the exercise of stock options held by Mr. Summers within 60 days of November 20, 2024.

(6) Consists of 54,023 shares held by Mr. Mossberg and 43,334 shares that are acquirable upon the exercise of stock options held by Mr. Mossberg within 60 days of November 20, 2024.

(7) Consists of 3,750 shares that are acquirable upon the exercise of stock options held by Mrs. Massalitina within 60 days of November 20, 2024.

(8) Consists of (i) 1,933,809 shares of the Company's common stock directly held by Mark Graber; (ii) 145,970 shares beneficially owned by Four Star Investments, a Texas partnership over which Mr. Graber has shared voting and disposition power; and (iii) 6,000 shares held by Mr. Graber's spouse.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information about our equity compensation plans as of August 31, 2024.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	639,000	$ 1.28	361,000
Equity compensation plans not approved by stockholders	110,000	$ 1.45	420,000
Total	749,000	$ 1.30	781,000

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate audit and review fees incurred for the fiscal years ended August 31, 2024 and 2023 were $73,000 and $64,500, respectively. Such fees included work completed for our annual audit and for the review of our consolidated financial statements included in our Forms 10-K and 10-Q.

The 2024 and 2023 audits were performed by Smythe LLP, the Company's current auditor, appointed as the Company's new independent registered public accounting firm on September 15, 2022.

Audit Related Fees

None.

Tax Fees

For the fiscal year ended August 31, 2024 the Company incurred $7,800 in fees billed for tax compliance services provided by Smythe LLP. For the fiscal year ended August 31, 2023 the Company incurred $7,800 in fees billed for tax compliance services provided by other consultants.

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
Frederick Vandenberg Chief Executive Officer, President (Principal Executive Officer) Date: November 20, 2024

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

By:	/s/Frederick Vandenberg
Frederick Vandenberg, President Chief Executive Officer (Principal Executive Officer) Date: November 20, 2024

By:	/s/Frederick Vandenberg
Frederick Vandenberg, CPA Chief Financial Officer, Treasurer (Principal Financing and Accounting Officer) Date: November 20, 2024

By:	/s/Hyonmyong Cho
Hyonmyong Cho Director Date: November 20, 2024

By:	/s/Samuel Jay Graber
Samuel Jay Graber Director Date: November 20, 2024

By:	/s/David Summers
David Summers Director Date: November 20, 2024

By:	/s/David Mossberg
David Mossberg Director Date: November 20, 2024