Form 10-Q
period 2024-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2025-01-14
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant's common stock, par value $0.001, as of January 13, 2025 was 9,637,410.

DESTINY MEDIA TECHNOLOGIES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	Notes	November 30, 2024	August 31, 2024
		(unaudited)	(audited)
ASSETS
Cash and cash equivalents	3	$1,526,761	$1,481,582
Accounts receivable, net of allowance for doubtful accounts of $29,486 (August 31, 2024 - $41,334)	8	722,594	681,146
Other receivables		90,189	82,585
Prepaid expenses		51,725	87,345
Deposits		31,144	32,347
Total current assets		2,422,413	2,365,005

Property and equipment, net	4	1,086,889	1,174,370
Intangible assets, net	5	119,463	148,977
Total assets		$3,628,765	$3,688,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable		$144,882	$151,734
Accrued liabilities		278,071	328,801
Deferred revenue		24,164	42,399
Total current liabilities		447,117	522,934
Total liabilities		447,117	522,934

Stockholders' equity
Common stock, par value $0.001, authorized 20,000,000 shares. Issued and outstanding - 9,637,410 shares (August 31, 2024 - 9,637,410 shares)	6	9,637	9,637
Additional paid-in capital		8,830,544	8,819,785
Accumulated deficit		(5,074,469)	(5,192,609)
Accumulated other comprehensive loss		(584,064)	(471,395)
Total stockholders' equity		3,181,648	3,165,418
Total liabilities and stockholders' equity		$3,628,765	$3,688,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

		For the three months ended November 30,
	Notes	2024	2023

Service revenue	8	$1,226,757	$1,154,802

Cost of revenue
Hosting costs		46,941	28,273
Internal engineering support		13,365	17,070
Customer support		75,733	96,728
Third-party and transactions costs		20,076	21,347
		156,115	163,418
Gross margin		1,070,642	991,384
		87.3%	85.8%
Operating expenses
General and administrative		151,329	147,892
Sales and marketing		230,558	215,857
Product development		412,044	308,547
Depreciation and amortization	4,5	166,979	81,098
		960,910	753,394
Income from operations		109,732	237,990

Other income
Interest and other income		8,408	11,526
Net income before income tax		$118,140	$249,516
Current income tax expense		-	-
Net income		$118,140	$249,516
Foreign currency translation adjustments		(112,669)	(12,692)
Total comprehensive income		$5,471	$236,824

Net income per common share
Basic and diluted	6(d)	$0.01	$0.02

Weighted average common shares outstanding:
Basic	6(d)	9,637,410	10,010,534
Diluted	6(d)	9,824,120	10,286,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended November 30, 2024 and 2023

(Unaudited)

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 31, 2023		10,096,610	10,096	9,242,671	(5,304,367)	(474,759)	3,473,641
Total comprehensive income		-	-	-	249,516	(12,692)	236,824
Stock-based compensation	6(b)	-	-	13,805	-	-	13,805
Common shares retired	6(a)	(172,000)	(172)	(170,606)	-	-	(170,778)
Balance, November 30, 2023		9,924,610	9,924	9,085,870	(5,054,851)	(487,451)	3,553,492

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 31, 2024		9,637,410	9,637	8,819,785	(5,192,609)	(471,395)	3,165,418
Total comprehensive income		-	-	-	118,140	(112,669)	5,471
Stock-based compensation	6(b)	-	-	10,759	-	-	10,759
Balance, November 30, 2024		9,637,410	9,637	8,830,544	(5,074,469)	584,064	3,181,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		For the three months ended November 30,
	Notes	2024	2023
Operating Activities
Net income		$118,140	$249,516
Adjustments to reconcile net income to net cash provided (used) in operations:
Depreciation and amortization	4,5	166,979	81,098
Stock-based compensation	6(b)	10,759	13,805
Allowance for doubtful accounts		-	578
Unrealized foreign exchange gain		-	(1,833)
Changes in non-cash working capital:
Accounts receivable		(25,986)	(152,051)
Other receivables		(10,532)	2,092
Prepaid expenses and deposits		33,835	20,789
Accounts payable		(2,803)	(55,411)
Accrued liabilities		(40,335)	37,325
Deferred revenue		(16,967)	(7,139)
Net cash provided by operating activities		217,619	188,769

Investing Activities
Development of software		(92,647)	(154,064)
Purchase of property, equipment, and intangibles	4,5	(4,333)	(23,338)
Net cash used in investing activities		(96,980)	(177,402)

Financing Activity
Common stock repurchased for cancellation	6(a)	-	(170,778)
Net cash used in financing activity		-	(170,778)

Effect of foreign exchange rate changes on cash and cash equivalents		(775,460)	(10,993)

Net increase (decrease) in cash and cash equivalents		45,179	(170,404)
Cash and cash equivalents, beginning of period		1,481,582	2,002,769
Cash and cash equivalents, end of period		$1,526,761	$1,832,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2024

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

The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K filed with the SEC on November 21, 2024 (the "2024 Form 10-K"). The balance sheet as of August 31, 2024 was derived from audited consolidated financial statements included in the 2024 Form 10-K but these unaduited condensed consolidated financial statements does not include all disclosures required by U.S. GAAP for complete financial statements. The Company's significant accounting policies are described in Note 2 to those consolidated financial statements.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to expected credit losses for accounts receivable, the labour capitalized to software under development and computer software, the recoverability of long-term assets including property, equipment, and intangible assets, amortization expense, and valuation of stock-based compensation.

3. CASH AND CASH EQUIVALENTS

The Company's cash include cash in readily available checking accounts. The Company's cash equivalents consist of investments in mutual funds with a major Canadian financial institution that earn interest at variable interest rates ranging from 4.30% - 4.90%.

4. PROPERTY AND EQUIPMENT, NET

	November 30, 2024
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$127,522	$(119,511)	$8,011
Computer hardware	316,824	(278,308)	38,516
Computer software	1,843,907	(803,545)	1,040,362
Total property and equipment	$2,288,253	$(1,201,364)	$1,086,889

	August 31, 2024
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$132,444	$(123,687)	$8,757
Computer hardware	325,845	(285,808)	40,037
Computer software	1,796,786	(671,210)	1,125,576
Total property and equipment	$2,255,075	$(1,080,705)	$1,174,370

During the three months ended November 30, 2024, the Company reclassified a total of $116,039 in salaries and wages from computer software under development (November 30, 2023 - $23,338).

Depreciation on property and equipment for the three months ended November 30, 2024 was $163,803 (November 30, 2023 - $77,472).

5. INTANGIBLE ASSETS, NET

	November 30, 2024
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$97,104	$-	$97,104
Patents, trademarks, and lists	470,575	(448,216)	22,359
Total intangible assets	$567,679	$(448,216)	$119,463

	August 31, 2024
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$124,678	$-	$124,678
Patents, trademarks, and lists	486,579	(462,280)	24,299
Total intangible assets	$611,257	$(462,280)	$148,977

During the three months ended November 30, 2024, the Company capitalized a total of $92,647 in salaries and wages related to software under development (November 30, 2023 - $177,402), out of this amount, $92,647  (November 30, 2023 - $23,338) was subsequently reclassified to Computer software assets as the projects were completed (Note 4).

Amortization on intangible assets for the three months ended November 30, 2024 was $3,176 (November 30, 2023 - $3,626).

6. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

During the three months ended November 30, 2024, the Company did not issue any common stock (November 30, 2023 - Nil). During the three months ended November 30, 2024, the Company did not repurchase nor and cancel any common shares (November 30, 2023 - repurchased and cancelled 172,000 common shares for $170,778).

[b] Stock option plans

Pursuant to the Company's 2015 Stock Option Plan (the "2015 Plan"), 530,000 shares of common stock have been reserved for issuance. A total of 420,000 common shares remain eligible for issuance under the 2015 Plan. On February 18, 2022 the Company received shareholder approval for the 2022 Stock Option Plan (the "2022 Plan") (together with the 2015 Plan, the "Plans"), whereby 1,000,000 common shares are reserved for issuance. As of November 30, 2024, 363,250 common shares remain eligible for issuance under the 2022 Plan.

The options generally vest over a range of periods from the date of grant, some are immediate, and others vest over 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the underlying common shares are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of stock option activity under the Plans as of November 30, 2024, and changes during the period were the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at August 31, 2023	749,000	$1.30	3.37
Granted	20,000	$1.15	4.61
Forfeited	(46,122)	$1.14	3.14
Expired	(7,168)	$1.01	3.47
Outstanding at August 31, 2024	715,710	$1.31	2.37
Forfeited	(44,422)	$1.14	2.89
Outstanding at November 30, 2024	671,288	$1.31	2.12
Exercisable at November 30, 2024	619,847	$1.38	1.88

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the options that were in-the-money as of  November 30, 2024. As of  November 30, 2024, the aggregate intrinsic value of outstanding and exercisable options was $6,908 and $4,027 respectively (November 30, 2023 - $37,920 and $8,400, respectively).

As of November 30, 2024, there was $125,580 (November 30, 2023 - $73,958) of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.9 years (November 30, 2023 - 0.96 years).

During the three months ended November 30, 2024 and 2023, the Company recorded $10,759 and $13,805 in non-cash stock-based compensation, respectively.

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

During the three months ended November 30, 2024, the Company recognized compensation expense of $14,467 (November 30, 2023 - $21,822) in salaries and wages on the condensed consolidated statement of comprehensive income in respect of the ESPP, representing the Company's employee matching of cash contributions to the ESPP. The shares were purchased on the open market at an average price of $0.84 (November 30, 2023 - $0.97). The shares are held in trust by the Company for a period of one year from the date of purchase. As of November 30, 2024, 227,801 shares were held in trust by the Company.

[d] Earnings Per Share

Net income (loss) per common share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per common share (diluted) is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued be calculated using the treasury stock method. Under the treasury stock method, all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period, but only if dilutive. The following table shows the computation of basic and diluted earnings per share for the three months ended November 30, 2024 and 2023:

	Three Months Ended November 30,
	2024	2023
Numerator:
Net Income	$118,140	$249,516
Denominator:
Weighted-average basic shares outstanding	9,637,410	10,010,534
Effect of dilutive stock options	186,710	276,000
Weighted-average diluted shares	9,824,120	10,286,534

Basic and diluted earnings per share	$0.01	$0.02

470,750 stock options were excluded from the computation of diluted earnings per share for the three months ended November 30, 2024 because their effect would have been antidilutive.

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

8. CONCENTRATIONS, ECONOMIC DEPENDENCE AND SEGMENTS

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers earned during the three months ended November 30, 2024 and 2023, by product and location of customer, was as follows:

	Three Months Ended November 30,
	2024	2023
Play MPE®
North America	$608,575	$639,027
Europe	562,054	460,422
Australasia	51,378	49,665
Africa	4,750	5,688
Total Play MPE®	$1,226,757	$1,154,802

Revenue presented above is based on location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the three months ended November 30, 2024, the Company generated 43% of total revenue from one customer (November 30, 2023 - 39%).

As at November 30, 2024, one customer represented $554,589 (or 55%) of the trade receivables balance (August 31, 2024, one customer represented $520,089 (or 60%)).

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

Products under development

Destiny is currently developing additional functionality and complimentary services that are expected to expand the Company's addressable market, or act as catalysts to the Company's sales activities for Play MPE®. These are described more fully in business development section of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, filed on November 21, 2024.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2024 AND 2023

Revenue

Total revenue for the three months ended November 30, 2024 was $1,226,757 compared to the revenue of $1,154,802 for the three months ended November 30, 2023, an increase of 6.23% period over period.  After adjusting for foreign exchange rates, the Company's revenue for the three-month period grew by 6.0%.

The increase in revenue was driven by growing international distributions from existing customers. Throughout the prior fiscal year, the Company introduced easy to select international distribution lists by genre of music. With growing investments in recipient activity in multiple jurisdictions, the Company grew average revenue per sale by providing greater distribution channels. This increase accounted for approximately half of the growth in the first quarter. The remaining revenue growth is split between a growing customer base in well-established markets and progress in the Company's emerging markets.

Gross Margin

Gross margin for the three months ended November 30, 2024 was 87.3% of revenue, compared to 85.8% for the three months ended November 30, 2023.  The Company's cost of revenue consists of data hosting and processing charges, third party transaction related costs, and engineering, technical and customer support costs.  These costs are driven by the size and volume of customer transactions processed, as well as the relative proportion of "full-service" versus "self-service" revenue. Our self-service sales are derived from customers who have been provided with a customer account to access our encoder to independently upload and publish releases. Our full-service revenue is derived from customers who are fully serviced by our internal staff, who prepare and publish releases on their behalf.  During the three months ended November 30, 2024, our gross margin increased over the comparative period primarily due to decrease staffing in the technical and customer support departments.

Operating Expenses

Operating costs during the three months ended November 30, 2024 increased by 27.5% to $960,910  (November 30, 2023 - $753,394).  The increase in operating costs was primarily the result of the following:

  While total salaries and wages remained consistent with the prior period, the amount capitalized to capital software assets and software under development intangible asset was lower this period, resulting in an increase to total operating expenses of approximately 13.8%. A reconciliation is provided below.
  Due to capitalization of salaries and wages in previous periods, depreciation of computer software increased in the current period and resulted in a 11.4% increase in total operating expenses.

For ease of reference the following table has been prepared to present operating results had the Company not capitalized software for the three months ended November 30, 2024 and 2023.

	Three Months Ended November 30,
	2024	2023
Net income for the period	$118,140	$249,516
Capitalized software development	(92,647)	(177,402)
Adjustment to amortization for capitalized software	163,803	1,037
Adjusted non-GAAP income	$219,170	$73,151

	Three Months Ended November 30,
General and administrative expenses	2024	2023	$ Change	% Change
Wages and benefits	$80,739	$73,446	7,293	(9.9%)
Professional fees	15,090	23,144	(8,054)	(34.8%)
Office and miscellaneous	23,730	24,613	(883)	(3.6%)
Shareholder relations	10,370	13,506	(3,136)	(23.2%)
Rent	18,153	11,555	6,598	57.1%
Foreign exchange gain	(15,624)	(9,264)	(6,360)	68.7%
Telecommunications	1,245	1,527	(282)	(18.5%)
Bad debt	-	579	(579)	(100.0%)
Other	17,626	8,786	8,840	100.6%
Total general and administrative expenses	$151,329	$147,892	(3,437)	(2.3%)

Total general and administrative expenses have remained steady relative to the prior three months ended November 30, 2023.  Professional fees decreased from the prior period due; however we do expect this will increase in subsequent periods.

	Three Months Ended November 30,
Sales and marketing expenses	2024	2023	$ Change	% Change
Wages and benefits	$202,912	$183,585	19,327	10.5%
Advertising and marketing	22,672	22,738	(66)	0.2%
Rent	4,574	8,034	(5,156)	(43.1%)
Telecommunications	400	1,500	(1,100)	(73.3%)
Total sales and marketing expenses	$230,558	$215,857	14,791	6.8%

The rise in wages and benefits is attributed to an increase in marketing related expenditures as the Company increased marketing staff to coincide with product related additions designed to facilitate greater customer driven distributions.

	Three Months Ended November 30,
Product development expenses	2024	2023	$ Change	% Change
Wages and benefits	$316,577	$234,823	81,754	34.8%
Software services	24,880	22,502	2,378	10.6%
Rent	14,579	17,876	(3,297)	(18.4%)
Telecommunications	56,008	33,346	22,662	68.0%
Product development expenses	$412,044	$308,547	103,497	33.5%

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

Depreciation and Amortization

Depreciation and amortization expense increased to $166,979 for the three months ended November 30, 2024 from $81,098 for the three months ended November 30, 2023, an increase of 105.9% due to depreciation of additionally capitalized software development costs associated with Play MPE® recipient player applications during the period.

Other Income

Interest income earned on the Company's mutual funds was $8,408 for the three months ended November 30, 2024 (November 30, 2023 - $11,526).

Net Income (Loss)

During the three months ended November 30, 2024 the Company reported a net income of $118,140 (November 30, 2023 - $249,516).

For the three months ended November 30, 2024, adjusted EBITDA was $287,470 (November 30, 2023 - $332,893).  Adjusted EBITDA is not defined under U.S. GAAP, and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of our profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense.

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

	Q1 2025	Q4 2024	Q3 2024	Q2 2024	Q1 2024	Q4 2023	Q3 2023	Q2 2023
Net income (loss)	$118,140	(142,222)	134,476	(130,012)	249,516	(28,944)	107,052	(1,276)
Stock-based compensation	10,759	11,107	11,359	10,655	13,805	34,605	38,085	38,085
Depreciation and amortization	166,979	213,917	87,760	87,026	81,098	128,842	37,182	35,952
Interest income	(8,408)	(10,529)	(13,685)	(15,461)	(11,526)	(10,460)	(9,593)	(8,777)
Adjusted EBITDA	$287,470	72,273	219,910	(47,792)	332,893	124,043	172,726	63,984

LIQUIDITY AND FINANCIAL CONDITION

As at November 30, 2024, we held $1,526,761 (August 31, 2024 - $1,481,582) in cash and cash equivalents. The Company’s cash equivalents consist of investments in mutual funds with a major Canadian financial institution that earn interest at variable interest rates ranging from 4.30% – 4.90%.

At November 30, 2024, we had working capital of $1,975,296 compared to $1,842,071 as at August 31, 2024. The decrease in our working capital was primarily due to operating results.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Three Months Ended November 30,
Net cash and cash equivalents provided by (used in)	2024	2023	$ Change	% Change
Operating activities	$217,619	$188,769	28,850	15.3%
Investing activities	(96,980)	(177,402)	80,422)	5.3%
Financing activities	-	(170,778)	170,778	(100.0%)
Effect of foreign exchange rate changes on cash	(75,460)	(10,993)	(64,467)	584.4%
Net increase (decrease) in cash and cash equivalents	$(45,179)	$(170,404)	(215,583)	126.5%

Operating Activities

Net cash provided by operating activities during the three months ended November 30, 2024 was $217,619 (November 30, 2023 -$188,769). The primary reason for the increase in cash flows from operating activities is related to the timing of receipts from our customers and the timing of payments to our vendors.

Investing Activities

Net cash used in investing activities for the three months ended November 30, 2024 was $96,980, compared to cash used by investing activities of $177,402 for the three months ended November 30, 2023. The period-over-period decrease was mainly driven by the lower proportion of software development salaries and wages capitalized in the current period.

Financing Activities

Net cash used in financing activities during the three months ended November 30, 2024 was $0 (November 30, 2023 - $170,778. Related to nil (November 30, 2023 - 172,000 shares of common stock were repurchased) of the Company under the Normal Course Issuer Bid ("NCIB").

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

For a description of our critical accounting policies, see the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgements and Estimates" and "Financial Statements and Supplementary Data - Note 2, Summary of Significant Accounting Policies" contained in our 2024 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the three months ended November 30, 2024.

OFF-BALANCE SHEET ARRANGEMENTS

As of November 30, 2024, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under supervision and with the participation of our Company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company's Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2024, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes that would impact our internal controls for the period from September 1, 2024 to November 30, 2024.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in "Item 1 - Risk Factors" in our Form 10-K for the fiscal year ended August 31, 2024 filed with the SEC. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

 Date: January 14, 2025