Form 10-Q
period 2025-02-28
DESTINY MEDIA TECHNOLOGIES INC
filed 2025-04-14
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant's common stock, par value $0.001, as of April 14, 2025 was 9,637,410.

DESTINY MEDIA TECHNOLOGIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	Notes	February 28, 2025	August 31, 2024
		(unaudited)	(audited)
ASSETS
Cash and cash equivalents	3	$1,216,378	$1,481,582
Accounts receivable, net of allowance for doubtful accounts of $31,525(August 31, 2024 - $30,624)		726,973	681,146
Other receivables		108,246	82,585
Prepaid expenses		42,910	87,345
Deposits		30,253	32,347
Total current assets		2,124,760	2,365,005

Property and equipment, net	4	958,074	1,174,370
Intangible assets, net	5	155,958	148,977
Total assets		$3,238,792	$3,688,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable		$156,294	$151,734
Accrued liabilities		252,625	328,801
Deferred revenue		28,142	42,399
Total current liabilities		437,061	522,934
Total liabilities		437,061	522,934

Stockholders' equity
Common stock, par value $0.001, authorized 20,000,000 shares. Issued and outstanding - 9,637,410 shares (August 31, 2024 - 9,637,410 shares)	6	9,637	9,637
Additional paid-in capital		8,838,688	8,819,785
Accumulated deficit		(5,376,563)	(5,192,609)
Accumulated other comprehensive loss		(670,031)	(471,395)
Total stockholders' equity		2,801,731	3,165,418
Total liabilities and stockholders' equity		$3,238,792	$3,688,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

		Three months ended		Six months ended
	Notes	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024

Service revenue	8	$1,018,972	$986,338	$2,245,729	$2,141,140

Cost of revenue
Hosting costs		41,387	32,383	88,328	60,656
Internal engineering support		13,768	12,926	27,133	29,996
Customer support		78,020	73,247	153,753	169,975
Third-party and transactions costs		16,112	16,790	36,188	38,137
		149,287	135,346	305,402	298,764
Gross margin		869,685	850,992	1,940,327	1,842,376
		85.3%	86.3%	86.4%	86.0%
Operating expenses		-
General and administrative		394,890	205,255	546,219	353,147
Sales and marketing		171,923	285,001	402,481	500,858
Product development		427,735	419,183	839,779	727,730
Depreciation and amortization	4,5	183,724	87,026	350,703	168,124
		1,178,272	996,465	2,139,182	1,749,859
Income (loss) from operations		(308,587)	(145,473)	(198,855)	92,517

Other income
Interest and other income		6,493	15,461	14,901	26,987
Net income (loss) before income tax		$(302,094)	$(130,012)	$(183,954)	$119,504
Current income tax expense		-	-	-	-
Net income (loss)		$(302,094)	$(130,012)	$(183,954)	$119,504
Foreign currency translation adjustments		(85,967)	2,341	(198,636)	(10,351)
Total comprehensive income (loss)		$(388,061)	$(127,671)	$(382,590)	$109,153

Net income (loss) per common share
Basic and diluted	6	$(0.03)	$(0.01)	$(0.02)	$0.01

Weighted average common shares outstanding:
Basic	6	9,637,410	9,842,720	9,637,410	9,926,627
Diluted	6	9,637,410	10,107,554	9,637,410	10,191,461

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders' Equity

Three and Six Months Ended February 28, 2025 and February 29, 2024

(Unaudited)

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 31, 2023		10,096,610	$10,096	$9,242,671	$(5,304,367)	$(474,759)	$3,473,641
Total comprehensive income (loss)		-	-	-	249,516	(12,692)	236,824
Stock-based compensation	6(b)	-	-	13,805	-	-	13,805
Common shares retired	6(a)	(172,000)	(172)	(170,606)	-	-	(170,778)
Balance, November 30, 2023		9,924,610	9,924	9,085,870	(5,054,851)	(487,451)	3,553,492
Total comprehensive income (loss)		-	-	-	(130,012)	2,341	(127,671)
Stock-based compensation	6(b)	-	-	10,655	-	-	10,655
Common shares retired	6(a)	(137,300)	(137)	(135,765)	-	-	(135,902)
Balance, February 29, 2024		9,787,310	$9,787	$8,960,760	$(5,184,863)	$(485,110)	$3,300,574

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 31, 2024		9,637,410	$9,637	$8,819,785	$(5,192,609)	$(471,395)	$3,165,418
Total comprehensive income (loss)		-	-	-	118,140	(112,669)	5,471
Stock-based compensation	6(b)	-	-	10,759	-	-	10,759
Balance, November 30, 2024		9,637,410	9,637	8,830,544	(5,074,469)	(584,064)	3,181,648
Total comprehensive income (loss)		-	-		(302,094)	(85,967)	(388,061)
Stock-based compensation	6(b)	-	-	8,144	-	-	8,144
Balance, February 28, 2025		9,637,410	$9,637	$8,838,688	$(5,376,563)	$(670,031)	$2,801,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	February 28, 2025	February 29, 2024
Operating Activities
Net income (loss)	$(183,954)	$119,504
Adjustments to reconcile net income to net cash provided (used) in operations:
Depreciation and amortization	350,703	168,124
Stock-based compensation	18,904	24,460
Allowance for doubtful accounts	(901)	(2,895)
Bad debt	(642)	-
Unrealized foreign exchange gain	-	(2,886)

Changes in non-cash working capital:
Accounts receivable	(99,448)	(164,452)
Other receivables	(31,249)	(5,303)
Prepaid expenses and deposits	41,282	31,692
Accounts payable	23,375	(47,271)
Accrued liabilities	(58,595)	27,204
Deferred revenue	(11,829)	(15,380)
Net cash provided by operating activities	47,646	132,797

Investing Activities
Development of software	(200,856)	(230,926)
Purchase of property, equipment, and intangibles	(22,584)	(50,637)
Net cash used in investing activities	(223,440)	(281,563)

Financing Activity
Common stock repurchased for cancellation	-	(306,680)
Net cash used in financing activity	-	(306,680)

Effect of foreign exchange rate changes on cash and cash equivalents	(89,410)	(7,638)

Net decrease in cash and cash equivalents	(265,204)	(463,084)
Cash and cash equivalents, beginning of period	1,481,582	2,002,769
Cash and cash equivalents, end of period	$1,216,378	$1,539,685

Supplementary disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2025

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

The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K filed with the SEC on November 21, 2024 (the "2024 Form 10-K"). The condensed consolidated balance sheet as of August 31, 2024 was derived from audited consolidated financial statements included in the 2024 Form 10-K but does not include all disclosures required by U.S. GAAP for complete financial statements. The Company's significant accounting policies are described in Note 2 to those consolidated financial statements.

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

Use of Estimates

The preparation of the consolidated financial statements in accordance with U.S. GAAP requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that management believes are reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Significant estimates are related to the labor capitalized to software under development and computer software, the recoverability of accounts receivable and recoverability of long-term assets including property, equipment, and intangible assets, amortization expense, and valuation of stock-based compensation.

3. CASH AND CASH EQUIVALENTS

The Company's cash include cash in readily available checking accounts. The Company's cash equivalents consist of investments in high interest savings with a major Canadian financial institution that earns an average interest of 4.25%.

4. PROPERTY AND EQUIPMENT, NET

	February 28, 2025
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$123,876	$(116,503)	$7,373
Computer hardware	320,490	(274,339)	46,151
Computer software	1,859,428	(954,878)	904,550
Total property and equipment	$2,303,794	$(1,345,720)	$958,074

	August 31, 2024
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$132,444	$(123,687)	$8,757
Computer hardware	325,845	(285,808)	40,037
Computer software	1,796,786	(671,210)	1,125,576
Total property and equipment	$2,255,075	$(1,080,705)	$1,174,370

During the three and six months ended February 28, 2025, the Company reclassified a total of $70,121 and $186,133 in salaries and wages from software under development to computer software, respectively (February 29, 2024 - $27,117 and $50,455, respectively).

Depreciation on property and equipment for the three and six months ended February 28, 2025 was $183,630 and $344,164 respectively (February 29, 2024 - $83,083 and $160,555, respectively).

5. INTANGIBLE ASSETS, NET

	February 28, 2025
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$133,192	$-	$133,192
Patents, trademarks, and lists	461,502	(438,737)	22,765
Total intangible assets	$594,694	$(438,737)	$155,957

	August 31, 2024
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$124,678	$-	$124,678
Patents, trademarks, and lists	486,579	(462,280)	24,299
Total intangible assets	$611,257	$(462,280)	$148,977

During the three and six months ended February 28, 2025, the Company capitalized a total of $110,058 and $200,856 in salaries and wages related to software under development, respectively (February 29, 2024 - $102,780 and $280,182, respectively), out of this amount, $70,121 and $186,133, respectively, was subsequently reclassified to computer software assets as the projects were completed (Note 4) (February 29, 2024 - $27,117 and $50,455, respectively).

Amortization on intangible assets for the three and six months ended February 28, 2025 was $3,427 and $6,603, respectively February 29, 2024 - $3,943 and $7,569, respectively).

6. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

During the three and six months ended February 28, 2025, the Company did not issue any common stock (February 29, 2024 - Nil). During the three and six months ended February 28, 2025, the Company did not repurchase nor and cancel any common shares (February 28, 2024 - 137,300 and 309,300 common shares for $135,765 and $306,371, respectively).

[b] Stock option plans

Pursuant to the Company's 2015 Stock Option Plan (the "2015 Plan"), 530,000 shares of common stock have been reserved for issuance. A total of 420,000 common shares remain eligible for issuance under the 2015 Plan. On February 18, 2022 the Company received shareholder approval for the 2022 Stock Option Plan (the "2022 Plan") (together with the 2015 Plan, the "Plans"), whereby 1,000,000 common shares are reserved for issuance. As of February 28, 2025, 363,250 common shares remain eligible for issuance under the 2022 Plan.

The options generally vest over a range of periods from the date of grant, some are immediate, and others vest over 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the underlying common shares are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of stock option activity under the Plans as of February 28, 2025, and changes during the period were the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at August 31, 2023	749,000	$1.30	3.37	$-
Granted	20,000	$1.15	4.36	$-
Forfeited	(46,122)	$1.14	2.89	$957
Expired	(7,168)	$1.01	3.23	$200
Outstanding at August 31, 2024	715,710	$1.31	2.12	$6,908
Granted	-	$-	-	$-
Forfeited	(13,750)	$0.85	3.40	$-
Expired	(25,959)	$0.90	3.27	$-
Outstanding at February 28, 2025	676,001	$1.34	1.79	$-
Exercisable at February 28, 2025	639,138	$1.36	1.69	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the options that were in-the-money as of February 28, 2025. As of February 28, 2025 the aggregate intrinsic value of outstanding and exercisable options were both nil, (February 29, 2024 - $51,912 and $20,022, respectively).

As of February 28, 2025, there was $16,962 (February 29, 2024 - $59,156) of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.62 years (February 29, 2024 - 0.83 years).

During the three and six months ended February 28, 2025, the Company recorded $10,760 and $18,904 in non-cash stock-based compensation, respectively (February 29, 2024 - $10,655 and $24,460, respectively).

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

During the three and six months ended February 28, 2025, the Company recognized compensation expense of $14,467 and $32,210, respectively (February 29, 2024 - $24,160 and $45,982, respectively) in salaries and wages on the condensed consolidated statement of comprehensive income (loss) in respect of the ESPP, representing the Company's employee matching of cash contributions to the ESPP. The shares were purchased on the open market at an average price of $0.73 over a six-month period (February 29, 2024 - $1.01). The shares are held in trust by the Company for a period of one year from the date of purchase. As of February 28, 2025, 654,975 shares were held in trust by the Company.

[d] Earnings Per Share

Net income (loss) per common share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per common share (diluted) is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued be calculated using the treasury stock method. Under the treasury stock method, all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period, but only if dilutive. The following table shows the computation of basic and diluted earnings per share for the three and six months ended February 28, 2025 and February 29, 2024:

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024

Net income (loss)	$(302,094)	$(130,012)	$(183,954)	$119,504

Weighted-average basic shares outstanding	9,637,410	9,842,720	9,637,410	9,926,627
Effect of dilutive stock-based awards	-	264,834	-	264,834
Weighted-average diluted shares	9,637,410	10,107,554	9,637,410	10,191,461

Basic and diluted earnings per share	$(0.03)	$(0.01)	$(0.02)	$0.01

639,138 exercisable stock options were excluded from the computation of diluted earnings per share for the three and six months ended February 28, 2025 because their effect would have been antidilutive.

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

Revenue from external customers earned during the three and six months ended February 28, 2025 and February 29, 2024, by product and location of customer, was as follows:

	Three Months Ended		Six Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Play MPE®
North America	$446,780	$446,289	$1,055,355	$1,085,316
Europe	544,929	492,804	1,106,983	953,226
Australasia	22,763	41,870	74,141	91,535
Africa	4,500	5,375	9,250	11,063
Total Play MPE®	$1,018,972	$986,338	$2,245,729	$2,141,140

Revenue presented above is based on location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the three and six months ended February 28, 2025, the Company generated 52% and 47% of total revenue from one customer (February 29, 2024 - 48% and 44%, respectively).

As at February 28, 2025, one customer represented $397,431 (or 58%) of the trade receivables balance (August 31, 2024, one customer represented $385,386 (or 56.5%)).

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

	Three Months Ended
	February 28, 2025	February 29, 2024	Change
Service revenue	$1,018,972	$986,338	$32,634
Cost of revenue	149,287	135,346	13,941
Gross margin	869,685	850,992	18,693
Operating expenses	1,178,272	996,465	181,807
Income from operations	(308,587)	(145,473)	(163,114)
Other income	6,493	15,461	(8,968)
Net income	$(302,094)	$(130,012)	$(172,082)

Revenue

Total revenue for the three months ended February 28, 2025 was $1,018,972 compared to the revenue of $986,338 for the three months ended February 29, 2024, an increase of 3.3% period over period.  Total revenue for the six months ended February 28, 2025 was $2,245,729 compared to the revenue of $2,141,140 for the six months ended February 29, 2024, an increase of 4.9% period over period.  Revenue from MTR™ continues to grow throughout the year and the quarter and management expects to continue to build on this service with features to accommodate larger use clients later in the fiscal year.

Gross Margin

Gross margin for the three months ended February 28, 2025 was 85.3% of revenue, compared to 86.3% for the three months ended February 29, 2024.  The Company's cost of revenue consists of data hosting and processing charges, third party transaction related costs, and engineering, technical and customer support costs.  These costs are driven by the size and volume of customer transactions processed, as well as the relative proportion of "full-service" versus "self-service" revenue. Our self-service sales are derived from customers who have been provided with a customer account to access our encoder to independently upload and publish releases. Our full-service revenue is derived from customers who are fully serviced by our internal staff, who prepare and publish releases on their behalf.  During the three months ended February 28, 2025, our gross margin decreased compared to the same period last year.  This decrease in gross margin is caused by infrastructure required to build out the MTR™ business.

Operating Expenses

Operating costs during the three months ended February 28, 2025 increased by 18.2% to $1,178,272 (February 29, 2024 - $996,465).  The increase in operating costs was primarily the result of the following:

  A one-time, non-repeating cost associated with litigation increasing total costs by 23.4%.  This litigation is currently awaiting adjudication and the Company is confident in a positive outcome.
  A non-cash increase in amortization costs that grew overall costs by 9.7%.
  A reduction in salaries and wages reducing overall expenditures by 12.7%. This reduction is a mixture of temporary and on-going cost reductions as we adjust staffing in development and sales and marketing.

For ease of reference the following table has been prepared to present operating results had the Company not capitalized software for the three months ended February 28, 2025 and February 29, 2024.

	Three Months Ended
	February 28, 2025	February 29, 2024
Net loss for the period	$(302,094)	$(130,012)
Capitalized software under development	(110,058)	(102,780)
Adjustment to amortization for capitalized software	179,111	79,046
Adjusted net loss for the period	$(233,041)	$(153,746)

	Three Months Ended
General and administrative expenses	February 28, 2025	February 29, 2024	$ Change	% Change
Wages and benefits	$82,531	$90,829	(8,298)	(9.1%)
Professional fees	245,748	19,286	226,462	1174.2%
Office and miscellaneous	29,802	24,251	5,551	22.9%
Shareholder relations	31,664	41,790	(10,126)	(24.2%)
Rent	4,979	8,991	(4,012)	(44.6%)
Foreign exchange loss (gain)	(17,052)	7,550	(24,602)	(325.9%)
Telecommunications	1,349	1,206	143	11.9%
Bad debt	2,962	(2,589)	5,551	(214.4%)
Other	12,907	13,941	(1,034)	(7.4%)
Total general and administrative expenses	$394,890	$205,255	189,635	92.4%

General and administrative expenses remained consistent with expectations, with a notable increase in professional fees. This increase is due to litigation-related costs.  These costs represent the final stages of this litigation, and the Company expects  a successful outcome. The Company also expects a  cost award that will offset a portion of these expenses.

	Three Months Ended
Sales and marketing expenses	February 28, 2025	February 29, 2024	$ Change	% Change
Wages and benefits	$152,217	$250,120	(97,903)	(39.1%)
Advertising and marketing	10,444	22,430	(11,986)	(53.4%)
Rent	8,962	10,858	(1,896)	(17.5%)
Telecommunications	300	1,593	(1,293)	(81.2%)
Total sales and marketing expenses	$171,923	$285,001	(113,078)	(39.7%)

Sales and marketing expenses declined as the Company restructured its business development group, leading to a reduction in overall staffing. Looking ahead, the Company expects to increase these expenditures, with a focus on marketing-related initiatives, as upcoming Play MPE® platform enhancements are anticipated to drive greater customer adoption.

	Three Months Ended
Product development expenses	February 28, 2025	February 29, 2024	$ Change	% Change
Wages and benefits	$322,097	$342,594	(20,497)	(6.0%)
Software services	27,635	27,318	317	1.2%
Rent	21,876	18,200	3,676	20.2%
Telecommunications	56,127	31,071	25,056	80.6%
Product development expenses	$427,735	$419,183	8,552	2.0%

Product development salaries and wages declined due to a reduction in overall staffing, as the Company prioritized increased productivity and operational efficiency. These costs were offset by increases in investments in infrastructure.

Depreciation and Amortization

Depreciation and amortization expense increased to $183,724 for the three months ended February 28, 2025 from $87,026 for the three months ended February 29, 2024, an increase of 111.1% due to depreciation of additionally capitalized software development costs associated with Play MPE® recipient player applications during the period.

Other Income

Interest income earned on the Company's investments was $6,493 for the three months ended February 28, 2025 (February 29, 2024 - $15,461).

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024

	Six Months Ended
	February 28, 2025	February 29, 2024	Change
Service revenue	$2,245,729	$2,141,140	$104,589
Cost of revenue	305,402	298,764	6,638
Gross margin	1,940,327	1,842,376	97,951
Operating expenses	2,139,182	1,749,859	389,323
Income from operations	(198,855)	92,517	(291,372)
Other income	14,901	26,987	(12,086)
Net income	$(183,954)	$119,504	$(303,458)

Revenue

Total revenue for the six months ended February 28, 2025 was $2,245,729 compared to the revenue of $2,141,140 for the six months ended February 29, 2024, an increase of 4.9% period over period.

Gross Margin

Gross margin for the six months ended February 28, 2025 was 86.4% of revenue, compared to 86.0% for the six months ended February 29, 2024. The Company's cost of revenue consists of data hosting and processing charges, third party transaction related costs, and engineering, technical and customer support costs.  These costs are driven by the size and volume of customer transactions processed, as well as the relative proportion of "full-service" versus "self-service" revenue. Our self-service sales are derived from customers who have been provided with a customer account to access our encoder to independently upload and publish releases. Our full-service revenue is derived from customers who are fully serviced by our internal staff, who prepare and publish releases on their behalf.

Operating Expenses

Operating costs during the six months ended February 28, 2025 increased by 22.2% to $2,139,182 ( February 29, 2024 - $1,749,859).  This rise can be primarily attributed to the following factors:

  A one-time, non-repeating cost associated with litigation increasing total costs by 14.2%.  This litigation is currently awaiting adjudication and the Company is confident in a positive outcome.
  A non-cash increase in amortization costs that grew overall costs by 10.4%.
  A reduction in salaries and wages reducing overall expenditures by 1.0%.

For ease of reference the following table has been prepared to present operating results had the Company not capitalized software for the six months ended February 28, 2025 and February 29, 2024.

	Six Months Ended
	February 28, 2025	February 29, 2024
Net income for the period	$(183,954)	$119,504
Capitalized software under development	(202,704)	(280,182)
Adjustment to amortization for capitalized software	336,394	206,714
Adjusted net loss for the period	$(50,264)	$46,036

	Six Months Ended
General and administrative expenses	February 28, 2025	February 29, 2024	$ Change	% Change
Wages and benefits	$163,270	$164,275	(1,005)	(0.6%)
Professional fees	260,838	42,430	218,408	514.7%
Office and miscellaneous	53,532	48,864	4,668	9.6%
Shareholder relations	42,034	55,296	(13,262)	(24.0%)
Rent	23,132	20,546	2,586	12.6%
Foreign exchange gain	(32,676)	(1,714)	(30,962)	1806.4%
Telecommunications	2,594	2,733	(139)	(5.1%)
Bad debt	2,962	(2,010)	4,972	(247.4%)
Other	30,533	22,727	7,806	34.3%
Total general and administrative expenses	$546,219	$353,147	193,072	54.7%

General and administrative expenses remained consistent with expectations, with a notable increase in professional fees. This increase is due to litigation-related costs.  These costs represent the final stages of this litigation, and the Company expects  a successful outcome. The Company also expects a  cost award that will offset a portion of these expenses.

	Six Months Ended
Sales and marketing expenses	February 28, 2025	February 29, 2024	$ Change	% Change
Wages and benefits	$355,129	$433,705	(78,576)	(18.1%)
Advertising and marketing	33,116	45,168	(12,052)	(26.7%)
Rent	13,536	18,892	(5,356)	(28.4%)
Telecommunications	700	3,093	(2,393)	(77.4%)
Total sales and marketing expenses	$402,481	$500,858	(98,377)	(19.6%)

Sales and marketing expenses declined as the Company restructured its business development group, leading to a reduction in overall staffing. Looking ahead, the Company expects to increase these expenditures, with a focus on marketing-related initiatives, as upcoming Play MPE® platform enhancements are anticipated to drive greater customer adoption.

	Six Months Ended
Product development expenses	February 28, 2025	February 29, 2024	$ Change	% Change
Wages and benefits	$638,674	$577,417	61,257	10.6%
Software services	52,515	49,820	2,695	5.4%
Rent	36,455	36,076	379	1.1%
Telecommunications	112,135	64,417	47,718	74.1%
Product development expenses	$839,779	$727,730	112,049	15.4%

Product development costs increased as a result of a lower capitalization rate associated with software development.  This increase is partially offset by a reduction in overall staffing, as the Company prioritized increased productivity and operational efficiency.

Depreciation and Amortization

Depreciation and amortization expense increased to $350,703 for the six months ended February 28, 2025 from $168,124 for the six months ended February 29, 2024, an increase of 108.6% due to depreciation of additionally capitalized software development costs associated with Play MPE® recipient player applications during the period.

Other Income

Interest income earned on the Company's investments was $14,901 for the six months ended February 28, 2025 (February 29, 2024 - $26,987).

Net Income (Loss)

During the three and six months ended February 28, 2025 the Company reported a net loss of $302,094 and net loss of $183,954, respectively (February 29, 2024 - net loss of $130,012 and net income of $119,504, respectively).

For the three and six months ended February 28, 2025, adjusted EBITDA was $(116,719) and $170,751, respectively (February 29, 2024 - $(47,792) and $285,101, respectively). Adjusted EBITDA is not defined under U.S. GAAP, and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of our profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense.

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

	Q2 2025	Q1 2025	Q4 2024	Q3 2024	Q2 2024	Q1 2024	Q4 2023	Q3 2023
Net income (loss)	$(302,094)	118,140	(142,222)	134,476	(130,012)	249,516	(28,944)	107,052
Stock-based compensation	8,144	10,759	11,107	11,359	10,655	13,805	34,605	38,085
Depreciation and amortization	183,724	166,979	213,917	87,760	87,026	81,098	128,842	37,182
Interest income	(6,493)	(8,408)	(10,529)	(13,685)	(15,461)	(11,526)	(10,460)	(9,593)
Adjusted EBITDA	$(116,719)	287,470	72,273	219,910	(47,792)	332,893	124,043	172,726

LIQUIDITY AND FINANCIAL CONDITION

As at February 28, 2025, we held $1,216,378 (August 31, 2024 - $1,481,582) in cash and cash equivalents. The Company's cash equivalents consist of investments in mutual funds with a major Canadian financial institution that earn interest at variable interest rates.

At February 28, 2025, we had working capital of $1,687,699 compared to $1,842,071 as at August 31, 2024. The decrease in our working capital was primarily due to operating results.

Cash Flows

The following table sets forth a summary of the net cash flow activity for the periods indicated:

	Six Months Ended
Net cash and cash equivalents provided by (used in)	February 28, 2025	February 29, 2024	$ Change	% Change
Operating activities	$47,646	$132,797	(85,152)	(64.1%)
Investing activities	(223,440)	(281,563)	58,123	(20.6%)
Financing activity	-	(306,680)	306,680	(100.0%)
Effect of foreign exchange rate changes on cash	(89,410)	(7,638)	(81,772)	1070.6%
Net decrease in cash and cash equivalents	$(265,204)	$(463,084)	197,880	(42.7%)

Operating Activities

Net cash provided by operating activities during the six months ended February 28, 2025 was $47,646 (February 29, 2024 – $132,797). The primary reason for the decrease in cash flows from operating activities is related to the timing of receipts of refundable taxes.

Investing Activities

Net cash used in investing activities for the six months ended February 28, 2025 was $223,440, compared to cash used in investing activities of $281,563 for the six months ended February 29, 2024. The period-over-period decrease was mainly driven by the lower proportion of software development salaries and wages capitalized in the current period.

Financing Activity

Net cash used in financing activity during the six months ended February 28, 2025 was nil (February 29, 2024 - $306,680).  In the prior year, this cash was used to repurchase and retire 309,300 shares of common stock of the Company under the Normal Course Issuer Bid ("NCIB").

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

For a description of our critical accounting policies, see the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgements and Estimates" and "Financial Statements and Supplementary Data - Note 2, Summary of Significant Accounting Policies" contained in our 2024 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the three and six months ended February 28, 2025.

OFF-BALANCE SHEET ARRANGEMENTS

As of February 28, 2025, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under supervision and with the participation of our Company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company's Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2025, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes that would impact our internal controls for the period from September 1, 2024 to February 28, 2025.

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

DESTINY MEDIA TECHNOLOGIES, INC.

By: /s/ Frederick Vandenberg______________________

              Frederick Vandenberg

              Chief Executive Officer, President

              (Principal Executive Officer)

              Date: April 14, 2025

By: /s/ Frederick Vandenberg______________________

              Frederick Vandenberg

              Chief Financial Officer, Treasurer

              (Principal Financing and Accounting Officer)

              Date: April 14, 2025