Form 10-Q
period 2025-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2025-07-14
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant's common stock, par value $0.001, as of July 14, 2025 was 9,637,410.

DESTINY MEDIA TECHNOLOGIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	Notes	May 31, 2025	August 31, 2024
ASSETS
Cash and cash equivalents	3	$1,261,706	$1,481,582
Accounts receivable, net of allowance for doubtful accounts of $30,766 (August 31, 2024 - $30,624)		736,778	681,146
Other receivables		121,192	82,585
Prepaid expenses		38,534	87,345
Deposits		31,764	32,347
Total current assets		2,189,974	2,365,005

Property and equipment, net	4	945,473	1,174,370
Intangible assets, net	5	120,051	148,977
Total assets		$3,255,498	$3,688,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable		$76,959	$151,734
Accrued liabilities		283,211	328,801
Deferred revenue		37,650	42,399
Total current liabilities		397,820	522,934
Total liabilities		397,820	522,934

Stockholders' equity
Common stock, par value $0.001, authorized 20,000,000 shares. Issued and outstanding - 9,637,410 shares (August 31, 2024 - 9,637,410 shares)	6	9,637	9,637
Additional paid-in capital		8,847,617	8,819,785
Accumulated deficit		(5,448,851)	(5,192,609)
Accumulated other comprehensive loss		(550,725)	(471,395)
Total stockholders' equity		2,857,678	3,165,418
Total liabilities and stockholders' equity		$3,255,498	$3,688,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

		Three months ended		Nine months ended
	Notes	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024

Service revenue	8	$1,133,963	$1,155,442	$3,379,692	$3,296,582

Cost of revenue
Hosting costs		41,374	35,036	129,702	95,692
Internal engineering support		15,897	14,249	43,030	44,245
Customer support		90,083	80,746	243,836	250,721
Third-party and transactions costs		14,518	20,013	50,706	58,150
		161,872	150,044	467,274	448,808
Gross margin		972,091	1,005,398	2,912,418	2,847,774
		85.7%	87.0%	86.2%	86.4%
Operating expenses
General and administrative		206,193	159,940	752,412	513,087
Sales and marketing		228,760	280,308	631,241	781,166
Product development		423,970	356,599	1,263,749	1,084,329
Depreciation and amortization	4,5	190,425	87,760	541,128	255,884
		1,049,348	884,607	3,188,530	2,634,466
Income (loss) from operations		(77,257)	120,791	(276,112)	213,308

Other income
Interest and other income		4,969	13,685	19,870	40,672
Net income (loss) before income tax		(72,288)	134,476	(256,242)	253,980
Current income tax expense		-	-	-	-
Net income (loss)		$(72,288)	$134,476	$(256,242)	$253,980
Foreign currency translation adjustments		119,306	(16,714)	(79,330)	(27,065)
Total comprehensive income (loss)		$47,018	$117,762	$(335,572)	$226,915

Net income (loss) per common share
Basic and diluted	6(d)	$(0.01)	$0.01	$(0.03)	$0.03

Weighted average common shares outstanding:
Basic	6(d)	9,637,410	9,689,303	9,637,410	9,846,942
Diluted	6(d)	9,637,410	9,722,035	9,637,410	9,888,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders' Equity

Three and Nine Months Ended May 31, 2025 and 2024

(Unaudited)

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 31, 2023		10,096,610	$10,096	$9,242,671	$(5,304,367)	$(474,759)	$3,473,641
Total comprehensive income (loss)		-	-	-	249,516	(12,692)	236,824
Stock-based compensation	6(b)	-	-	13,805	-	-	13,805
Common shares retired	6(a)	(172,000)	(172)	(170,606)	-	-	(170,778)
Balance, November 30, 2023		9,924,610	9,924	9,085,870	(5,054,851)	(487,451)	3,553,492
Total comprehensive income (loss)		-	-	-	(130,012)	2,341	(127,671)
Stock-based compensation	6(b)	-	-	10,655	-	-	10,655
Common shares retired	6(a)	(137,300)	(137)	(135,765)	-	-	(135,902)
Balance, February 29, 2024		9,787,310	9,787	8,960,760	(5,184,863)	(485,110)	3,300,574
Total comprehensive income (loss)		-	-	-	134,476	(16,714)	117,762
Stock-based compensation	6(b)	-	-	11,359	-	-	11,359
Common shares retired	6(a)	(149,900)	(150)	(163,441)	-	-	(163,591)
Balance, May 31, 2024		9,637,410	$9,637	$8,808,678	$(5,050,387)	$(501,824)	$3,266,104

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 31, 2024		9,637,410	$9,637	$8,819,785	$(5,192,609)	$(471,395)	$3,165,418
Total comprehensive income (loss)		-	-	-	118,140	(112,669)	5,471
Stock-based compensation	6(b)	-	-	10,759	-	-	10,759
Balance, November 30, 2024		9,637,410	9,637	8,830,544	(5,074,469)	(584,064)	3,181,648
Total comprehensive income (loss)		-	-	-	(302,094)	(85,967)	(388,061)
Stock-based compensation	6(b)	-	-	8,144	-	-	8,144
Balance, February 28, 2025		9,637,410	9,637	8,838,688	(5,376,563)	(670,031)	2,801,731
Total comprehensive income (loss)		-	-	-	(72,288)	119,306	47,018
Stock-based compensation	6(b)	-	-	8,929	-	-	8,929
Balance, May 31, 2025		9,637,410	$9,637	$8,847,617	$(5,448,851)	$(550,725)	$2,857,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	May 31, 2025	May 31, 2024
Operating Activities
Net income (loss)	$(256,242)	$253,980
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	541,128	255,884
Stock-based compensation	27,832	35,819
Bad debt	(2)	736
Unrealized foreign exchange gain	10,575	(6,562)
Changes in non-cash working capital:
Accounts receivable	(90,757)	(215,923)
Other receivables	(39,150)	(11,808)
Prepaid expenses and deposits	46,834	2,304
Accounts payable	(56,684)	(59,324)
Accrued liabilities	(40,724)	33,474
Deferred revenue	(3,899)	2,467
Net cash provided by operating activities	138,911	291,047

Investing Activities
Development of software	(285,297)	(327,954)
Purchase of property, equipment, and intangibles	(28,928)	(95,011)
Net cash used in investing activities	(314,225)	(422,965)

Financing Activity
Common stock repurchased for cancellation	-	(470,271)
Net cash used in financing activity	-	(470,271)

Effect of foreign exchange rate changes on cash and cash equivalents	(44,562)	(9,693)

Net decrease in cash and cash equivalents	(219,876)	(611,882)
Cash and cash equivalents, beginning of period	1,481,582	2,002,769
Cash and cash equivalents, end of period	$1,261,706	$1,390,887

Supplementary disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2025

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

3. CASH AND CASH EQUIVALENTS

The Company's cash include cash in readily available checking accounts. The Company's cash equivalents consist of investments in mutual funds with a major Canadian financial institution that earns an average interest of 2.29%.

4. PROPERTY AND EQUIPMENT, NET

	May 31, 2025
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$130,060	$(122,749)	$7,311
Computer hardware	339,964	(292,481)	47,483
Computer software	2,079,552	(1,188,873)	890,679
Total property and equipment	$2,549,576	$(1,604,103)	$945,473

	August 31, 2024
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$132,444	$(123,687)	$8,757
Computer hardware	325,845	(285,808)	40,037
Computer software	1,796,786	(671,210)	1,125,576
Total property and equipment	$2,255,075	$(1,080,705)	$1,174,370

During the three and nine months ended May 31, 2025, the Company reclassified a total of $124,500 and $310,633 in salaries and wages from software under development to computer software, respectively (May 31, 2024 - $26,670 and $77,125, respectively).

Depreciation on property and equipment for the three and nine months ended May 31, 2025 was $186,754 and $530,854, respectively (May 31, 2024 - $84,960 and $245,515, respectively).

5. INTANGIBLE ASSETS, NET

	May 31, 2025
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$96,991	$-	$96,991
Patents, trademarks, and lists	487,452	(464,392)	23,060
Total intangible assets	$584,443	$(464,392)	$120,051

	August 31, 2024
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$124,678	$-	$124,678
Patents, trademarks, and lists	486,579	(462,280)	24,299
Total intangible assets	$611,257	$(462,280)	$148,977

During the three and nine months ended May 31, 2025, the Company capitalized a total of $82,592 and $285,297 in salaries and wages related to software under development, respectively (May 31, 2024 - $123,695 and $404,652, respectively), out of this amount, $124,500 and $310,633, respectively, was subsequently reclassified to computer software assets as the projects were completed (Note 4) (May 31, 2024 - $26,670 and $77,125, respectively).

Amortization of intangible assets for the three and nine months ended May 31, 2025 was $3,671 and $10,274, respectively (May 31, 2024 - $2,800 and $10,369, respectively).

6. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

During the three and nine months ended May 31, 2025, the Company did not issue any common stock (May 31, 2024 - Nil for both). During the three and nine months ended May 31, 2025, the Company did not repurchase and cancel any common shares (May 31, 2024 - 149,900 and 459,200 common shares for $163,591 and $470,271 respectively).

[b] Stock option plans

Pursuant to the Company's 2015 Stock Option Plan (the "2015 Plan"), 530,000 shares of common stock have been reserved for issuance. A total of 481,870 common shares remain eligible for issuance under the 2015 Plan. On February 18, 2022 the Company received shareholder approval for the 2022 Stock Option Plan (the "2022 Plan") (together with the 2015 Plan, the "Plans"), whereby 1,000,000 common shares are reserved for issuance. As of May 31, 2025, 371,500 common shares remain eligible for issuance under the 2022 Plan.

The options generally vest over a range of periods from the date of grant, some are immediate, and others vest over 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the underlying common shares are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of stock option activity under the Plans as of May 31, 2025, and changes during the period were the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at August 31, 2023	749,000	$1.30	3.37	$-
Granted	20,000	$1.15	4.61	$-
Forfeited	(46,122)	$1.14	3.14	$957
Expired	(7,168)	$1.01	3.47	$200
Outstanding at August 31, 2024	715,710	$1.31	2.37	$6,908
Forfeited	(15,207)	$0.85	3.15	$-
Expired	(154,503)	$1.33	0.77	$-
Outstanding at May 31, 2025	546,000	$1.32	1.96	$-
Exercisable at May 31, 2025	531,719	$1.33	1.92	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the options that were in-the-money as of May 31, 2025. As of May 31, 2025, the aggregate intrinsic value of outstanding and exercisable options were both nil, respectively (May 31, 2024 - $10,200 and $4,511, respectively).

As of May 31, 2025, there was $7,423 (May 31, 2024 - $59,082) of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.46 years (May 31, 2024 - 0.77 years).

During the three and nine months ended May 31, 2025, the Company recorded $8,929 and $27,832 in non-cash stock-based compensation, respectively (May 31, 2024 - $11,359 and $35,819, respectively).

[c] Employee Stock Purchase Plan

The Company's 2011 Employee Stock Purchase Plan (the "ESPP") became effective on February 22, 2011. Under the ESPP, employees of the Company can contribute up to 5% of their annual salary into a pool which is matched equally by the Company in order to purchase the Company's common shares under certain terms. Directors can contribute a maximum of $12,500 each for a combined maximum annual purchase of $25,000. The maximum annual combined contributions will be $400,000. All purchases are made through the TSX-V by a third-party plan agent. The third-party plan agent is also responsible for the administration of the ESPP on behalf of the Company and the participants.

During the three and nine months ended May 31, 2025, the Company recognized compensation expense of $19,960 and $52,170, respectively (May 31, 2024 - $17,734 and $51,664, respectively) in salaries and wages on the condensed consolidated statement of comprehensive income (loss) in respect of the ESPP, representing the Company's employee matching of cash contributions to the ESPP. The shares were purchased on the open market at an average price of $0.67 over a nine-month period (May 31, 2024 - $1.02). The shares are held in trust by the Company for a period of one year from the date of purchase. As of May 31, 2025, 680,610 shares were held in trust by the Company (May 31, 2024 - 139,293 shares).

[d] Earnings Per Share

Net income (loss) per common share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per common share (diluted) is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued be calculated using the treasury stock method. Under the treasury stock method, all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period, but only if dilutive. The following table shows the computation of basic and diluted earnings per share for the three and nine months ended May 31, 2025, and 2024:

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Numerator:
Net income (loss)	$(72,288)	$134,476	$(256,242)	$253,980
Denominator:
Weighted-average basic shares outstanding	9,637,410	9,689,303	9,637,410	9,846,942
Effect of dilutive stock-based awards	-	32,732	-	41,499
Weighted-average diluted shares	9,637,410	9,722,035	9,637,410	9,888,441

Basic and diluted earnings (loss) per share	$(0.01)	$0.01	$(0.03)	$0.03

531,719 stock options were excluded from the computation of diluted earnings per share for the three and nine months ended May 31, 2025, because their effect would have been antidilutive.

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

On September 5, 2017, the Company's former President and Chief Executive Officer filed a Notice of Civil Claim in the Supreme Court of British Columbia against the Company, its subsidiaries, independent directors, and current Chief Executive Officer, claiming damages for conspiracy, breach of contract, wrongful dismissal, defamation and aggravated and punitive damages. The Company believes the claims are without merit and is defending itself against the claims. The claims were heard in B.C. Supreme Court in December 2024 and the Company is currently awaiting judgment. The quantum of loss, if any, is not determinable at this time and management believes it is unlikely that the outcome of this matter will have an adverse impact on its results of operations, cash flows, and financial condition.

8. CONCENTRATIONS, ECONOMIC DEPENDENCE AND SEGMENTS

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers earned during the three and nine months ended May 31, 2025 and 2024, by location of customers, was as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
North America	$537,783	$583,195	$1,593,139	$1,668,512
Europe	554,674	514,792	1,661,657	1,468,018
Australasia	36,439	52,705	110,580	144,239
Africa	5,067	4,750	14,317	15,813
Total revenue	$1,133,963	$1,155,442	$3,379,692	$3,296,582

Revenue presented above is based on the location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the three and nine months ended May 31, 2025, the Company generated 47.0% and 47.1% of total revenue from one customer (May 31, 2024 - 42.1% for both, respectively).

As at May 31, 2025, one customer represented $398,324 (or 54.1%) of the trade receivables balance (August 31, 2024, one customer represented $385,386 (or 56.5%)).

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

MTR™

MTR™ (or "Music Tracking Radar" or "Meter" https://www.plaympe.com/track/) is a digital tracking service that tracks and reports the number and times an individual track is played. MTR™ uses a proprietary algorithm to uniquely identify and match a track. The Company launched MTR™ in fourth quarter of the prior year. The Company is adding functionality for sale at scale and for users with larger data requirements that have larger repertoires of music.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2025 AND 2024

	Three Months Ended
	May 31, 2025	May 31, 2024	Change
Service revenue	$1,133,963	$1,155,442	$(21,479)
Cost of revenue	161,872	150,044	11,828
Gross margin	972,091	1,005,398	(33,307)
Operating expenses	1,049,348	884,607	164,741
Income (loss) from operations	(77,257)	120,791	(198,048)
Other income	4,969	13,685	(8,716)
Net income (loss)	$(72,288)	$134,476	$(206,764)

Revenue

Total revenue for the three months ended May 31, 2025 was $1,133,963 compared to the revenue of $1,155,442 for the three months ended May 31, 2024, a decrease of 1.9% period over period. Total revenue for the nine months ended May 31, 2025 was $3,379,692 compared to the revenue of $3,296,582 for the nine months ended May 31, 2024, an increase of 2.5% period over period.  The decline in total revenue for the three month period is the result of a small reduction in independent label revenue in Australia and the United States from a reduction in average purchase size. There was also a reduction in new customer acquisition when compared to the comparative period as a result of temporary staffing reductions in the current period.  These impacts are believed to be temporary cyclical changes and are temporary in nature.  While currently still immaterial, revenue from MTR™ continued to grow throughout the year and the quarter and management expects to continue to build on this service with features to accommodate larger use clients later in the fiscal year.

Gross Margin

Gross margin for the three months ended May 31, 2025 was 85.7% of revenue, compared to 87.0% for the three months ended May 31, 2024. The Company's cost of revenue consists of data hosting and processing charges, third party transaction related costs, and engineering, technical and customer support costs. These costs are driven by the size and volume of customer transactions processed, as well as the relative proportion of "full-service" versus "self-service" revenue. Our self-service sales are derived from customers who have been provided with a customer account to access our encoder to independently upload and publish releases. Our full-service revenue is derived from customers who are fully serviced by our internal staff, who prepare and publish releases on their behalf. During the three months ended May 31, 2025, our gross margin decreased compared to the same period last year. This decrease in gross margin is caused by infrastructure required to build out the MTR™ business.

Operating Expenses

Operating costs during the three months ended May 31, 2025 increased by 18.6% to $1,049,348 (May 31, 2024 - $884,607). The increase in operating costs was primarily the result of the following:

  A non-cash increase in amortization costs that grew overall costs by 11.6%.
  Telecommunication expenses contributed to a 1.6% increase in total costs, primarily driven by infrastructure requirements related to the launch of the MTR™ product.
  A non-recuring recruitment fee that contributed with a 3.2% increase in total costs for the quarter.

For ease of reference the following table has been prepared to present operating results had the Company not capitalized software development salaries for the three months ended May 31, 2025 and 2024.

	Three Months Ended
	May 31, 2025	May 31, 2024
Net income (loss) for the period	$(72,288)	$134,476
Capitalized software under development	(82,592)	(123,695)
Adjustment to depreciation of capitalized computer software	185,137	80,598
Adjusted net income for the period	$30,257	$91,379

	Three Months Ended
General and administrative expenses	May 31, 2025	May 31, 2024	$ Change	% Change
Wages and benefits	$94,878	$80,200	14,678	18.3%
Professional fees	16,802	13,258	3,544	26.7%
Office and miscellaneous	29,600	26,521	3,079	11.6%
Shareholder relations	14,998	10,579	4,419	41.8%
Rent	14,177	10,168	4,009	39.4%
Foreign exchange loss	28,615	2,555	26,060	1020.0%
Telecommunications	4,744	4,306	438	10.2%
Bad debt	(2,960)	2,746	(5,706)	(207.8%)
Other	5,339	9,607	(4,268)	(44.4%)
Total general and administrative expenses	$206,193	$159,940	46,253	28.9%

General and administrative expenses increased primarily due to a one recruitment fee and the impact of foreign currency revaluation on accounts receivable and other monetary balances.

	Three Months Ended
Sales and marketing expenses	May 31, 2025	May 31, 2024	$ Change	% Change
Wages and benefits	$186,033	$238,593	(52,560)	(22.0%)
Advertising and marketing	38,491	30,639	7,852	25.6%
Rent	3,938	9,381	(5,443)	(58.0%)
Telecommunications	298	1,695	(1,397)	(82.4%)
Total sales and marketing expenses	$228,760	$280,308	(51,548)	(18.4%)

Sales and marketing expenses declined as the Company restructured its business development group, leading to a reduction in overall staffing. Looking ahead, the Company expects to increase these expenditures, with a focus on marketing-related initiatives, as upcoming Play MPE® platform enhancements are anticipated to drive greater customer adoption.

	Three Months Ended
Product development expenses	May 31, 2025	May 31, 2024	$ Change	% Change
Wages and benefits	$326,638	$277,119	49,519	17.9%
Software services	28,046	25,463	2,583	10.1%
Rent	18,456	17,977	479	2.7%
Telecommunications	50,830	36,040	14,790	41.0%
Product development expenses	$423,970	$356,599	67,371	18.9%

Product development costs increased as a result of a lower capitalization rate associated with software development. This increase is partially offset by a reduction in overall staffing, as the Company prioritized increased productivity and operational efficiency. In addition, telecommunication expenses increased as a result of infrastructure investments related to the development of the MTR™ business.

Depreciation and Amortization

Depreciation and amortization expense increased to $190,425 for the three months ended May 31, 2025, from $87,760 for the three months ended May 31, 2024, an increase of 117.0%. This increase was due to the depreciation of newly enhanced features in the Play MPE® Player and Caster computer software applications and the launch of a new product MTR.

Other Income

Interest income earned on the Company's mutual funds was $4,969 for the three months ended May 31, 2025 (May 31, 2024 - $13,685).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2025 AND 2024

	Nine Months Ended
	May 31, 2025	May 31, 2024	Change
Service revenue	$3,379,692	$3,296,582	$83,110
Cost of revenue	467,274	448,808	18,466
Gross margin	2,912,418	2,847,774	64,644
Operating expenses	3,188,530	2,634,466	554,064
Income (loss) from operations	(276,112)	213,308	(489,420)
Other income	19,870	40,672	(20,802)
Net income (loss)	$(256,242)	$253,980	$(510,222)

Revenue

Total revenue for the nine months ended May 31, 2025 was $3,379,692 compared to the revenue of $3,296,582 for the nine months ended May 31, 2024, an increase of 2.5% period over period that was driven mostly by our Major Label customers. After adjusting for foreign exchange rates, the Company's revenue for the nine-month period grew by 2.8%.

Gross Margin

Gross margin for the nine months ended May 31, 2025 was 86.2% of revenue, compared to 86.4% for the same period in 2024, reflecting overall margin stability year-over-year. The slight decrease was primarily due to infrastructure investments related to the build-out of the MTR™ business, which impacted margins in the most recent quarter.

Operating Expenses

Operating costs during the nine months ended May 31, 2025 increased by 21.0% to $3,188,530 (May 31, 2024 - $2,634,466). This rise can be primarily attributed to the following factors:

  A one-time, non-repeating cost associated with litigation increasing total costs by 9.4%. This litigation is currently awaiting adjudication and the Company is confident in a positive outcome.
  Due to the capitalization of salaries and wages in previous periods, depreciation of computer software increased in the nine-month period, resulting in a 10.8% rise in total operating expenses.
  Telecommunication expenses contributed to a 2.0% increase in total costs, primarily driven by infrastructure requirements related to the launch of the MTR™ product.
  The above increases were partially offset by a reduction in overall staffing, as the Company prioritized increased productivity and operational efficiency.

For ease of reference the following table has been prepared to present operating results had the Company not capitalized software development salaries for the nine months ended May 31, 2025 and 2024.

	Nine Months Ended
	May 31, 2025	May 31, 2024
Net income (loss) for the period	$(256,242)	$253,980
Capitalized software under development	(285,297)	(404,652)
Adjustment to depreciation of capitalized computer software	521,531	233,187
Adjusted net income (loss) for the period	$(20,008)	$82,515

	Nine Months Ended
General and administrative expenses	May 31, 2025	May 31, 2024	$ Change	% Change
Wages and benefits	$258,148	$244,475	13,673	5.6%
Professional fees	277,640	55,688	221,952	398.6%
Office and miscellaneous	83,132	75,385	7,747	10.3%
Shareholder relations	57,032	65,875	(8,843)	(13.4%)
Rent	37,309	30,714	6,595	21.5%
Foreign exchange loss (gain)	(4,061)	841	(4,902)	(582.9%)
Telecommunications	7,338	7,039	299	4.2%
Bad debt	2	736	(734)	(99.7%)
Other	35,872	32,334	3,538	10.9%
Total general and administrative expenses	$752,412	$513,087	239,325	46.6%

General and administrative expenses remained consistent with expectations, with a notable increase in professional fees. This increase is due to litigation-related costs. These costs represent the final stages of this litigation, and the Company expects a successful outcome. The Company also expects a cost award that will offset a portion of these expenses. The increase in wages and benefits is primarily due to a one time recruitment fee.

	Nine Months Ended
Sales and marketing expenses	May 31, 2025	May 31, 2024	$ Change	% Change
Wages and benefits	$541,162	$672,298	(131,136)	(19.5%)
Advertising and marketing	71,607	75,807	(4,200)	(5.5%)
Rent	17,474	28,273	(10,799)	(38.2%)
Telecommunications	998	4,788	(3,790)	(79.2%)
Total sales and marketing expenses	$631,241	$781,166	(149,925)	(19.2%)

Sales and marketing expenses declined as the Company restructured its business development group, leading to a reduction in overall staffing. Looking ahead, the Company expects to increase these expenditures, with a focus on marketing-related initiatives, as upcoming Play MPE® platform enhancements are anticipated to drive greater customer adoption.

	Nine Months Ended
Product development expenses	May 31, 2025	May 31, 2024	$ Change	% Change
Wages and benefits	$965,312	$854,536	110,776	13.0%
Software services	80,561	75,283	5,278	7.0%
Rent	54,911	54,053	858	1.6%
Telecommunications	162,965	100,457	62,508	62.2%
Product development expenses	$1,263,749	$1,084,329	179,420	16.5%

Product development costs increased as a result of a lower capitalization rate associated with software development. This increase is partially offset by a reduction in overall staffing, as the Company prioritized increased productivity and operational efficiency. In addition, telecommunication expenses increased as a result of infrastructure investments related to the development of the MTR™ business.

Depreciation and Amortization

Depreciation and amortization expense increased to $541,128 for the nine months ended May 31, 2025 from $255,884 for the nine months ended May 31, 2024, an increase of 111.5%. This increase was due to the depreciation of recently capitalized additions in the Play MPE® Player and Caster computer software applications.

Other Income

Interest income earned on the Company's mutual funds was $19,870 for the nine months ended May 31, 2025 (May 31, 2024 - $40,672).

Net Income

During the three and nine months ended May 31, 2025 the Company reported a net loss of $72,288 and $256,242, respectively (May 31, 2024 - a net income $134,476 and $253,980, respectively).

For the three and nine months ended May 31, 2025, adjusted EBITDA was $122,097 and $292,848, respectively (May 31, 2024 - $219,910 and $505,011, respectively). Adjusted EBITDA is not defined under U.S. GAAP, and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of our profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense.

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

	Q3 2025	Q2 2025	Q1 2025	Q4 2024	Q3 2024	Q2 2024	Q1 2024	Q4 2023
Net income (loss)	$(72,288)	(302,094)	118,140	(142,222)	134,476	(130,012)	249,516	(28,944)
Stock-based compensation	8,929	8,144	10,759	11,107	11,359	10,655	13,805	34,605
Depreciation and amortization	190,425	183,724	166,979	213,917	87,760	87,026	81,098	128,842
Interest income	(4,969)	(6,493)	(8,408)	(10,529)	(13,685)	(15,461)	(11,526)	(10,460)
Adjusted EBITDA	$122,097	(116,719)	287,470	72,273	219,910	(47,792)	332,893	124,043

LIQUIDITY AND FINANCIAL CONDITION

As at May 31, 2025, we held $1,261,706 (August 31, 2024 - $1,481,582) in cash and cash equivalents. The Company's cash equivalents consist of investments in mutual funds with a major Canadian financial institution that earn interest at variable interest rates.

At May 31, 2025, we had working capital of $1,792,154 compared to $1,842,071 as at August 31, 2024. The decrease in our working capital was primarily due to operating results.

Cash Flows

The following table sets forth a summary of the net cash flow activity for the periods indicated:

	Nine Months Ended
Net cash and cash equivalents provided by (used in)	May 31, 2025	May 31, 2024	$ Change	% Change
Operating activities	$138,911	$291,047	(152,136)	(52.3%)
Investing activities	(314,225)	(422,965)	108,740	(25.7%)
Financing activity	-	(470,271)	470,271	(100.0%)
Effect of foreign exchange rate changes on cash and cash equivalents	(44,562)	(9,693)	(34,869)	359.7%
Net decrease in cash and cash equivalents	$(219,876)	$(611,882)	392,006	(64.1%)

Operating Activities

Net cash provided by operating activities during the nine months ended May 31, 2025 was $138,911 (May 31, 2024 - $291,047). The primary reason for the decrease in cash flows from operating activities is related to the timing of receipts of refundable taxes.

Investing Activities

Net cash used in investing activities for the nine months ended May 31, 2025 was $314,225, compared to cash used in investing activities of $422,965 for the nine months ended May 31, 2024. The period-over-period decrease was mainly driven by the lower proportion of software development salaries and wages capitalized in the current period.

Financing Activity

Net cash used in financing activity during the nine months ended May 31, 2025 was nil (May 31, 2024 - $470,271). In the prior year, this cash was used to repurchase and retire 459,200 shares of common stock of the Company under the Normal Course Issuer Bid ("NCIB").

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

For a description of our critical accounting policies, see the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgements and Estimates" and "Financial Statements and Supplementary Data - Note 2, Summary of Significant Accounting Policies" contained in our 2024 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the three and nine months ended May 31, 2025.

OFF-BALANCE SHEET ARRANGEMENTS

As of May 31, 2025, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under supervision and with the participation of our Company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company's Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2025, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes that would impact our internal controls for the period from September 1, 2024, to May 31, 2025.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On September 5, 2017, the Company's former President and Chief Executive Officer filed a Notice of Civil Claim in the Supreme Court of British Columbia against the Company, its subsidiaries, independent directors, and current Chief Executive Officer, claiming damages for conspiracy, breach of contract, wrongful dismissal, defamation and aggravated and punitive damages. The Company believes the claims are without merit and is defending itself against the claims. The claims were heard in B.C. Supreme Court in December 2024 and the Company is currently awaiting judgment. The quantum of loss, if any, is not determinable at this time and management believes it is unlikely that the outcome of this matter will have an adverse impact on its results of operations, cash flows and financial condition.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in "Item 1 - Risk Factors" in our Form 10-K for the fiscal year ended August 31, 2024, filed with the SEC. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

DESTINY MEDIA TECHNOLOGIES, INC.

By:        /s/Frederick Vandenberg______________________

              Frederick Vandenberg

              Chief Executive Officer, President

              (Principal Executive Officer)

              Date: July 14, 2025

By:        /s/Assel Mendesh__________________________

              Assel Mendesh

              Chief Financial Officer

              (Principal Financing and Accounting Officer)

              Date: July 14, 2025