Form 10-K
period 2025-08-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2025-11-24
CIK 1099369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 For the Fiscal Year ended August 31, 2025

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

[  ]Yes  [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  [  ] Yes  [X] No

On May 31, 2025, the last business day of the registrant's most recently completed third fiscal quarter, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $5,204,201, based upon the closing price on that date of the common stock of the registrant on the OTC Link alternative quotation system of $0.54. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 10% or more of its common stock are deemed affiliates of the registrant.

The number of shares outstanding of the registrant's common stock, par value $0.001, as of November 24, 2025 was 9,637,410.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

In this report, "we," "us," "our," "our company", "Destiny" and similar references refer to Destiny Media Technologies, Inc., a Nevada corporation, and its wholly-owned subsidiaries: Destiny Software Productions, Inc. ("DSNY"), MPE Distribution, Inc. ("MPE"), Tonality, Inc. ("Tonality"), and Sonox Digital Inc. ("Sonox"), and (ii) the term "common stock" refers to the common stock, par value $0.001 per share, of Destiny Media Technologies, Inc., a Nevada corporation. The financial information included herein is presented in United States dollars unless otherwise indicated.

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

Our common stock trades on TSX Venture Exchange in Canada under the symbol "DSY", on the OTCQB U.S. ("OTCQB") under the symbol "DSNY", and on various German exchanges (Frankfurt, Berlin, Stuttgart and Xetra) under the symbol "DME1".

Our corporate website is located at http://www.dsny.com.

OUR PRODUCTS AND SERVICES

Destiny develops and markets software as a service (SaaS) solutions that solve critical digital distribution and promotion problems for businesses in the music industry.

Play MPE®

The Company's core business is the Play MPE® online platform.  Play MPE® distributes music for promotional purposes (broadcast quality audio, video, images, promotional information, metadata and other digital content) from record labels and artists to broadcasting professionals, music curators and music reviewers to discover, download, review and broadcast.  Curators include radio programmers, digital streaming broadcasters, media reviewers (newspapers, magazines etc.), industry VIP's, DJ's, film and TV personnel, sports stadiums, retailers etc.  In providing the distribution, Play MPE® provides several capabilities developed and designed to address the unique needs of both music promoters and broadcasters. Play MPE® was first to market and is the largest provider of this service and provides the most feature rich platform in the world.

Record labels and artists are Play MPE®'s customers.  When adding music to the Play MPE® system, clients are targeting specific industry recipients who review and broadcast their music.  Play MPE®'s primary value proposition in this marketing effort is a direct increase to record label and artist revenue through on-air broadcast royalties and indirect increases in revenue through growing song and artists' popularity.

Play MPE® provides numerous capabilities that improve record label efficiencies and the effectiveness of their promotional campaigns.  The platform also provides administrative controls to enhance security for record label content. In doing so, Play MPE® satisfies a broad range of stakeholders representing diverse interests at record labels.  Music is protected by Play MPE®'s patented proprietary watermarking system which provides watermarks unique to each recipient.

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

Play MPE® CASTER / CASTER +

Play MPE®'s cloud-based Caster software includes local distribution functions that provide capabilities for a client to create and schedule release announcements and select its targeted audience.  Caster is a fully self-serve platform where users can manage every step of their releases, from account setup through payment.  This functionality was added in fiscal 2025.  Caster+ is a release preparation service provided by staff of Play MPE®.

Caster is designed uniquely to suit music marketing plans and its significant components include:

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
  Assets Management allows users to maintain and manage a repository of assets (single or multitrack releases) outside of the release creation process. This functionality saves users time when creating new releases and allows them to plan for future releases more efficiently. Assets Management also supports Quickshare, a secure one-to-one file sharing function.
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

Public reviews can be found at https://www.plaympe.com/testimonials/.

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

Play MPE® actively manages curated and targeted distribution lists or "packages".  List creation and list maintenance involve several proprietary processes that are designed to create complete, active, accurate, and targeted lists to facilitate efficient marketing campaigns. Play MPE® provides more than 400 unique targeted lists comprising of around 17,000 unique and active recipients over 60 countries.  To facilitate targeted music marketing campaigns, these lists are grouped by territory (typically by country), by genre of music, and by recipient type (see recipient player discussion).  Relying on proprietary technical innovations and processes, these recipient lists are updated in real time.  With an annual churn averaging between 27-34%, these recipient lists would quickly become inaccurate absent Play MPE®'s active curation.  Play MPE® regularly monitors activity levels and recipients through proprietary analytics.  Play MPE® provides the widest and most accurate distribution channels available in the industry.

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

Recipients benefit from many features that make it easy to access, collaborate, review, and search for content. Play MPE®'s mobile apps offer off-line listening capabilities, the ability to utilize Google Chromecast and Apple Airplay streaming capabilities, creation of playlists, sorting, flagging and archiving features, and easier access to release metadata. Recipient side satisfaction directly increases activity which directly improves the effectiveness of promotional efforts of record label customers.

MTRTM

The Company launched MTRTM in the fourth quarter of fiscal 2024 to address an unmet need identified among smaller Play MPE® customers. Current MTRTM revenue is primarily derived from this customer segment.

MTRTM is an early-stage technology operating within the large and expanding radio tracking industry. The Company continues to develop additional functionality to enable broader commercial adoption, including features designed for users with greater data requirements and larger music repertoires.

BUSINESS DEVELOPMENT

Play MPE®

The Company is focused on expanding its market share of promotional distribution of music by expanding the use of the Play MPE® platform.  Management believes that its current competitive advantages and market dynamics will lead to an increased market share for Play MPE® worldwide.  With Play MPE®'s existing competitive advantages, management is currently investing in new features and processes to grow activity and users both sides of the transactions that generate revenue for Play MPE® and improved marketing processes.  Growth is expected to come with improved sales and marketing activities and platform changes to encourage recipient and customer expansion.

Play MPE® has long standing and well-established use in several genres of music within the United States, and all music genres in Australia, New Zealand, Sweden, Finland, Norway, and Denmark.  Within the United States, Play MPE® has a very long history and strong user base within the Christian, Country, Non - Commercial/NPR, College, Triple A, and Americana music genres.

The Company plans to further strengthen its presence through increased sales and marketing efforts aimed at expanding its customer base and supporting future growth.

MTRTM

MTRTM's initial customer base comprised primarily Play MPE® users tracking a limited number of singles within North America. The Company achieved early success in attracting low-volume Play MPE® customers in the United States; however, adoption to date has been limited among higher-volume customers and users outside of the Play MPE® platform. By the fourth quarter, MTRTM introduced enhanced functionality to support volume-based purchasing. The Company is evaluating opportunities to expand tracking capabilities beyond songs, broaden its global footprint, and further develop solutions suited to larger customers and those not currently utilizing Play MPE®.

Significant Customers

During the year ended August 31, 2025, we generated 46.9% of total revenue from one customer (2024 - 42.7%).

OUR BUSINESS OPERATIONS

As of November 24, 2025, the Company had 30 full-time employees and 6 full-time consultants.

COMPETITION

Play MPE®

Where a specific platform or method of distribution dominates a particular market segment, there are significant barriers to entry.  This aspect applies where Play MPE® dominates a market segment or where a competitive platform dominates a segment in which Play MPE® is attempting to expand. Customers are reluctant to move to a new method, often abandoning established processes in favor of an improved platform gradually.  This creates a resistance to change at both the recipient and sender level.

Play MPE® has numerous regional competitors isolated to a specific segment that vary by territory and customer types. Competitive alternatives include physical delivery, one-time digital deliveries providers, regional promotional platforms or digital archives. Digital archives are libraries of browsable music content that keep music in an organized database that can be accessed over a period of time.  Play MPE® is a digital archive.

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

No other competing system provides the breadth of international distribution recipient lists or active recipients. The Company is unaware of any system that provides the unique global distribution functionality that provides significant competitive advantages in a cross market, cross label, global music marketing environment.  Play MPE®'s features that facilitate global marketing campaigns are critical to the Company's global agreement with our largest client and a significant barrier to entry for a competitive offering. This agreement facilitates use by this client in numerous territories globally but does not guarantee it.

Play MPE® provides a superior user experience with its local distribution platform and on its players. The superior user experience and accurate and engaged recipient lists that Play MPE® provides results in increased activity on both sides of the platform.  With increased activity, a marketing campaign's effectiveness increases.

When targeting a specific and incremental territory, the Company either has a dominant competitor or the market is fragmented.  In both cases, it is critical that Play MPE® establish a network of activity on both sides of the platform by gathering content and obtaining recipient activity. The Company continues to monitor competitive developments and remains focused on innovation, platform enhancements, and customer experience improvements to strengthen its position across key markets.

MTRTM

MTRTM is designed to track song airplay across a broad network of broadcasting stations, addressing a growing demand for comprehensive and reliable airplay data. The global market for airplay monitoring and analytics is expanding rapidly as labels, artists, and promoters seek deeper insights to guide promotional strategy and measure campaign success. While long-established charting platforms typically focus on major stations within limited geographic areas, MTRTM targets a broader and underserved segment of the market. When combined with Play MPE®, MTRTM uniquely positions the Company to link music distribution data with airplay results, creating a powerful data ecosystem that can inform release strategies and strengthen the value proposition for customers at all levels of the industry.

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

ii. United Kingdom and Europe Patent No. 2082527

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

2. Cross Platform Streaming Video "Script Based Video Rendering"

a. US Patents No. 9143826, 9137567, 9215499, 9571886, 9380338, 9432726, 9432727, 10645405

b. China Patent No. 201280050754.7

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

MTRTM

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

Our revenues are primarily in United States dollars while our operating expenses are primarily in Canadian dollars. An increase in the value of the Canadian dollar in relation to the United States dollar could have the effect of decreasing our income from operations. The Company maintains a large portion of its financial reserves in Canadian dollars to mitigate the downside risk of adverse exchange rates on its operating expenditures. Company has not entered into contracts for foreign exchange hedges.

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

Our network infrastructure could be vulnerable to system failure and/or security risks, including cybersecurity risks.

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

We have previously experienced development delays and cost overruns associated with our product development efforts. We may encounter such problems in the future. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments, or customer requirements. Our products also may contain undetected errors that could cause adverse publicity, reduced market acceptance of the products, or lawsuits by customers.

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

Customer concentration.

During the year ended August 31, 2025, 46.9% of the Company's revenue is derived from one customer with operations in numerous countries. This customer currently operates under a month-to-month arrangement without a long-term contractual commitment. This customer remains of key importance to our operations and any adverse change to the revenue from this customer would have a material adverse effect on our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company has secured a one-year renewable annual lease for office space in downtown Vancouver, British Columbia, scheduled to expire on April 30, 2026.

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

On September 5, 2017, the Company's former President and Chief Executive Officer filed a Notice of Civil Claim in the Supreme Court of British Columbia against the Company, its subsidiaries, independent directors, and current Chief Executive Officer, claiming damages for conspiracy, breach of contract, wrongful dismissal, defamation and aggravated and punitive damages. The claims were heard in B.C. Supreme Court in December 2024. On October 24, 2025, the Supreme Court of British Columbia issued judgment dismissing all claims against the Company, its directors, and officers, and awarding the Company its costs.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares are currently trading on the OTCQB under the stock symbol DSNY. The average high and the low trading prices for our shares for each quarter of the last two fiscal years were:

QUARTER	HIGH ($)	LOW ($)
1st Quarter 2024	$1.03	$0.79
2nd Quarter 2024	$1.08	$0.90
3rd Quarter 2024	$1.11	$0.90
4th Quarter 2024	$1.02	$0.67
1st Quarter 2025	$0.80	$0.60
2nd Quarter 2025	$0.76	$0.45
3rd Quarter 2025	$0.54	$0.31
4th Quarter 2025	$0.54	$0.20

The trades reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Our shares are also traded on the TSX Venture Exchange under the symbol DSY.

Holders of Common Stock

As of November 24, 2025 our shareholders' list for our common stock showed 58 registered shareholders and 9,637,410 shares of our common stock outstanding.

Dividends

We have not declared or paid any cash dividends on our capital stock. Any future determination regarding the declaration and payment of dividends will be made at the discretion of our Board of Directors, based on factors it considers relevant at the time, including the Company's financial condition, operating results, capital requirements, and applicable corporate law.

Recent Sales of Unregistered Securities

For a description of our equity compensation plans, please see Item 11 of this report on Form 10-K.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended August 31, 2025, the Company did not repurchase or cancel any common shares (August 31, 2024 - 459,200 common shares for $470,271).

Securities Authorized for Issuance Under Equity Compensation Plans

Pursuant to the Company's 2015 Stock Option Plan (the "2015 Plan"), 530,000 shares of common stock have been reserved for issuance. A total of 481,870 common shares remain eligible for issuance under the 2015 Plan. On February 18, 2022, our Board of Directors approved the Company's 2022 Stock Option Plan (the "2022 Plan"), (together with the 2015 Plan, the "Plans"), whereby 1,000,000 common shares are reserved for issuance. A total of 371,500 common shares remain eligible for issuance under the 2022 Plan.

See Item 11 "Executive Compensation - Equity Compensation Plan Information" for additional information regarding the Plan.

ITEM 6. SELECTED FINANCIAL DATA.

Per §229.301 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in Section §229.10(f)(1) of Regulation S-K, is not required to provide selected financial data. Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand the results of operations and financial condition of the Company and should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended August 31, 2025.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and financing needs, includes forward-looking statements that involve risks and uncertainties and should be read together with the "Risk Factors" section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report and in other reports we file with the SEC, particularly those under "Risk Factors."

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

Operating expenses

Our technologies and products are developed and maintained in-house, the majority of our expenditures are contributed towards salaries, wages and benefits. Our operations are primarily conducted in Canada and therefore, our costs are primarily incurred in Canadian dollars while our revenues are primarily denominated in US dollars. Thus, operating expenses and the results of operations are impacted, to the extent they are not hedged, by the rise and fall of the relative values of the Canadian dollar to these currencies. The Company maintains a large portion of its financial reserves in Canadian dollars to mitigate the downside risk of adverse exchange rates on its operating expenditures.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2025 AND 2024

Revenue

Total revenue for the year ended August 31, 2025 increased by 2.3% to $4,524,448 compared to the revenue of $4,420,768 for the year ended August 31, 2024. Adjusted for impacts of foreign currency translation, Play MPE® revenue increased 2.6% year over year.

Revenue growth was driven by a 6.8% increase in the Company's major label segment. Play MPE®'s distribution services also extend to large independent labels, promotion professionals, smaller record labels, and artists-collectively referred to as independent labels.

The Company achieved a 7.4% increase in total independent customers, reflecting improved marketing and customer conversion. Despite this growth, average spending from larger record labels and promoters declined, influenced by macroeconomic conditions. As a result, independent label revenue decreased by 3.4%, partially offsetting gains from the major label segment.

The United States independent label segment, representing approximately 40% of total Play MPE® revenue, experienced a 5.3% increase in its customer base but a 4.4% decline in segment revenue, driven by smaller average purchase sizes. Outside the U.S., independent label revenue increased by 3.3%, supported by international customer growth. Management believes the spending contraction within the U.S. segment is temporary and anticipates recovery as market conditions improve. In response, pricing and product adjustments are being implemented to encourage higher purchase volumes and values.

MTR™ Launch and Strategic Insights

At the end of fiscal 2024, the Company launched MTR™, a radio and digital airplay tracking tool, in the United States and Canada. MTR™ addresses a large and expanding radio tracking market focused on real-time analytics, copyright compliance, and data-driven decision-making within the music industry.

During the year, the Company observed an 89% correlation between Play MPE® downloads and subsequent tracked airplay for our independent label customers, as well as patterns indicating optimal distribution times and engagement-driving activities. These insights are expected to inform future product and marketing strategies.

Currently, MTR™ represents less than 1% of total revenue, with the majority of customers also using Play MPE®. The Company is focused on broadening MTR™ adoption beyond the Play MPE® ecosystem and increasing purchase volumes among both existing and new customers. Notably, 1.4% of Play MPE® sales during the year originated through MTR™ sales, demonstrating early cross-platform synergies and growth potential.

Revenue by Currency

The Company's revenues are denominated predominantly in US Dollars, Euros and Australian Dollars.

	% of Total Revenue
Currency	2025	2024
US Dollar	91.8%	48.1%
Euro	1.2%	45.0%
Australian Dollar	3.5%	4.3%
Other	3.5%	2.6%

The shift in currency mix year-over-year is primarily attributable to one major customer transitioning its billing arrangement from Euros to U.S. Dollars during the fiscal year.

Cost of Revenue

Cost of revenue for the year ended August 31, 2025 increased by 12.5% to $686,553 compared to the cost of revenue of $610,527 for the year ended August 31, 2024.

The Company's cost of revenue primarily includes data hosting and processing, third-party transaction costs, and engineering, technical, and customer support expenses. These costs are influenced by transaction volume and the mix between full-service and self-service customers, with self-service users uploading and publishing releases independently and full-service customers supported by internal staff.

Gross Margin

Gross margin for the year ended August 31, 2025 was 84.8% of revenue, which represents a 1.4 percentage point decrease compared to the year ended August 31, 2024. This decline in gross margin is primarily caused by infrastructure required to build out the MTR™ business.

Operating Expenses

Operating costs during the year ended August 31, 2025 increased by 20.0% to $4,500,961 (2024 - $3,749,684). The increase in operating costs was primarily the result of the following:

  An increase of 77.4% in (non-cash) amortization expenditures, primarily related to the capitalization of salaries and wages in previous periods. This increase contributed a 9.7% increase to overall expenditures.
  A one-time, non-repeating cost associated with litigation increasing total costs by 6.6%.  On October 24, 2025, the Company received a favorable judgement. All claims have been dismissed, and the Company was awarded costs; however no related recoveries have been recognized in the financial statements as of the reporting date.
  Telecommunication expenses contributed to a 3.3% increase in total costs, primarily driven by operating costs related to MTR™.
  Wages and benefits contributed to 1.9% increase in total expenditures, mostly due to one-time recruitment fee and lower capitalized salaries and wages during the year. The above increases were partially offset by a reduction in overall staffing, as the Company prioritized increased productivity and operational efficiency.

For ease of reference the following table has been prepared to present operating results had the Company not capitalized software for fiscal years 2025 and 2024.

	2025	2024
Net Income for the Year	$(637,877)	$111,758
Capitalized Software Development	(306,052)	(476,258)
Adjustment to Amortization of Capitalized Software	801,201	440,044
Adjusted net income/(loss) for the year	$(142,728)	$75,544

General and Administrative Expenses

	2025	2024	$ Change	% Change
Wages and benefits	$361,433	$331,668	29,765	9.0%
Professional fees	361,585	121,170	240,415	198.4%
Office and miscellaneous	94,528	84,287	10,241	12.2%
Public company expenditures	66,738	67,341	(603)	(0.9%)
Rent	51,607	44,158	7,449	16.9%
Foreign exchange loss (gain)	(50,252)	8,401	(58,653)	(698.2%)
Telecommunications	9,108	8,520	588	6.9%
Bad debt	51,055	(2,700)	53,755	(1990.9%)
Other	42,840	35,151	7,689	21.9%
Total general and administrative expenses	$988,642	$697,996	290,646	41.6%

General and administrative expenses remained consistent with expectations, with a notable increase in professional fees related to the final stages of the litigation concluded on October 24, 2025. All claims were dismissed and the Company was awarded costs; however, no accruals related to the cost recovery has been recorded as of the reporting date. The increase in wages and benefits is primarily due to a one-time recruitment fee. Foreign exchange loss is mostly driven by the fluctuations of Canadian Dollar during the year.

Sales and Marketing Expenses

	2025	2024	$ Change	% Change
Wages and benefits	$761,387	$896,871	(135,484)	(15.1%)
Advertising and marketing	123,110	126,294	(3,184)	(2.5%)
Rent	24,336	34,563	(10,227)	(29.6%)
Telecommunications	1,268	5,748	(4,480)	(77.9%)
Total sales and marketing expenses	$910,101	$1,063,476	(153,375)	(14.4%)

Sales and marketing expenses declined as the Company restructured its business development group, leading to a reduction in overall staffing. Looking ahead, the Company expects to increase these expenditures, with a focus on marketing-related initiatives, as upcoming Play MPE® platform enhancements are anticipated to drive greater customer adoption.

Product Development Expenses

	2025	2024	$ Change	% Change
Wages and benefits	$1,365,129	$1,189,710	175,419	14.7%
Software services	115,590	101,772	13,818	13.6%
Rent	71,281	71,795	(514)	(0.7%)
Telecommunications	216,604	155,134	61,470	39.6%
Product development expenses	$1,768,604	$1,518,411	250,193	16.5%

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

Depreciation and Amortization

Depreciation and amortization expense increased to $833,614 for the year ended August 31, 2025 from $469,801 for the year ended August 31, 2024, an increase of 77.4% was due to depreciation of additionally capitalized software development costs associated with  MTRTM, and recently capitalized additions to Play MPE platform.

Other Income

Interest income earned on the Company's mutual funds was $25,189 for the year ended August 31, 2025 (2024 - $51,201). The interest income decreased by 50.8% year over year mostly due to decreased interest rates.

Net Income (Loss)

For the year ended August 31, 2025, we reported a net loss of $637,877 (2024 - net income of $111,758).

For the year ended August 31, 2025, adjusted EBITDA was $202,276 (2024 - $577,284). Adjusted EBITDA is not defined under U.S. GAAP, and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of our profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense.

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

	2025	2024
Net income (loss)	$(637,877)	$111,758
Current income tax	-	-
Stock-based compensation	31,728	46,926
Depreciation and amortization	833,614	469,801
Interest income	(25,189)	(51,201)
Adjusted EBITDA	$202,276	$577,284

LIQUIDITY, FINANCIAL CONDITION

As of August 31, 2025, we held $1,117,889 (2024 - $1,481,582) in cash and cash equivalents. The Company's cash equivalents consist of investments in mutual funds with a major Canadian financial institution that earn interest at variable interest rates ranging from 2.3% - 2.9%.

On August 31, 2025, we had working capital of $1,634,587 compared to $1,842,071 as at August 31, 2024. The decrease in our working capital was primarily due to operating results.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the years indicated:

Net cash and cash equivalents provided by (used in)	2025	2024	$ Change	% Change
Operating activities	$65,156	$429,188	(364,032)	(84.8%)
Investing activities	(335,184)	(484,419)	149,235	(30.8%)
Financing activities	-	(470,271)	470,271	(100.0%)
Effect of foreign exchange rate changes on cash	(93,665)	4,315	(97,980)	(2270.7%)
Net decrease in cash and cash equivalents	$(363,693)	$(521,187)	157,494	(30.2%)

Net cash provided by operating activities during the year ended August 31, 2025 was $65,156 (2024 - $429,188).

Investing Activities

Net cash used in investing activities for the year ended August 31, 2025 was $335,184, compared to cash used in investing activities of $484,419 for the year ended August 31, 2024. The year-over-year decrease in use of cash is due to the higher proportion of software development salaries and wages being capitalized in the prior year.

Financing Activities

Net cash used in financing activities during the year ended August 31, 2025 was $nil (2024 - $470,271). In 2024, this cash was used to repurchase and retire common stock of the Company under the Normal Course Issuer Bid ("NCIB"). None such repurchases occurred in 2025.

CAPITAL RESOURCES

The Company does not have any material commitments for capital expenditures and the Company is able to meet current and expected growth with income from operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of August 31, 2025, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Research and Development Expense for Software Products

Our software solutions are offered to our customers through software as a service delivery models. Development costs associated with the certain solutions offered exclusively through a software as a service model are accounted for in accordance with ASC 350-40 "Internal-Use Software". All other client solution development costs are accounted for in accordance with ASC 985-20 "Costs of Software to be Sold, Leased or Marketed". Under ASC 985-20, software development costs incurred in creating computer software solutions are expensed until technological feasibility has been established upon completion of a detailed program design. Thereafter, all software development costs incurred through the software's general release date are capitalized and subsequently recorded at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the solution. We amortize capitalized costs over two years. Under ASC 350-40, software development costs related to preliminary project activities and post-implementation and maintenance activities are expensed as incurred. We capitalize direct costs related to application development activities that are probable to result in additional functionality. We test for impairment whenever events or changes in circumstances that could impact recoverability occur.

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

Contingencies

As discussed under "Item 3. Legal Proceedings" and in Note 7 - "Commitments and Contingencies" in notes to consolidated financial statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In accordance with US GAAP, the Company records a liability when it is probable that a loss has been incurred and the amount can be reasonably estimated. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management's opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

Destiny Media Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Destiny Media Technologies Inc. (the "Company"), as of August 31, 2025, and the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows for the year ended August 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025, and the results of its operations and its cash flows for the year ended August 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Capitalization of Payroll Expenses to Intangible Assets

As described in Note 2 to the consolidated financial statements, the Company capitalizes direct costs related to application development activities that are probable to result in additional functionality. Capitalization is limited to costs that are directly attributable to the specific software application development stage. As more fully described in Note 4 to the consolidated financial statements, payroll expenses of $306,052 were capitalized to software under development in intangible assets.

The principal considerations for our determination that capitalization of payroll expenses to intangible assets is a critical audit matter are that there were judgments made by management when assessing whether the payroll expenses incurred for software application activities were eligible for capitalization. This in turn led to a high degree of auditor judgement, subjectivity, and effort in performing procedures to evaluate management's judgements in assessing the accounting for the capitalization of payroll expenses to intangible assets.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statement. Our audit procedures included, among others:

  Discussed, reviewed and obtained support on how management allocates payroll expenses to software under development.
  Discussed with management regarding the plans and intent for the software under development and computer software.
  Reviewed, discussed and obtained support for the reallocation of software under development to computer software.
  Recalculated amortization of the computer software to ensure amounts recorded were appropriate and in line with the accounting policy.
  Assessed impairment indicators of intangible assets and computer software.

We have served as the Company's auditor since 2025.

/s/ DAVIDSON & COMPANY LLP

Chartered Professional Accountants

Vancouver, Canada

November 24, 2025

DESTINY MEDIA TECHNOLOGIES, INC.

Consolidated Balance Sheets

	Notes	August 31, 2025	August 31, 2024
ASSETS
Cash and cash equivalents		$1,117,889	$1,481,582
Accounts receivable, net of allowance for doubtful accounts of $82,184 (2024 - $30,624)		863,422	681,146
Other receivables		127,698	82,585
Prepaid expenses		38,252	87,345
Deposits		31,581	32,347
Total current assets		2,178,842	2,365,005

Property and equipment, net	3	752,719	1,174,370
Intangible assets, net	4	35,282	148,977
Total assets		$2,966,843	$3,688,352

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable		$70,255	$151,734
Accrued liabilities		432,959	328,801
Deferred revenue		41,041	42,399
Total current liabilities		544,255	522,934
Total liabilities		544,255	522,934

Commitments and contingencies	7	-	-

Stockholders' equity
Common stock, par value $0.001, authorized 20,000,000 shares. Issued and outstanding - 9,637,410 shares (2024 - 9,637,410 shares)	5	9,637	9,637
Additional paid-in capital	5	8,851,513	8,819,785
Accumulated deficit		(5,830,486)	(5,192,609)
Accumulated other comprehensive loss		(608,076)	(471,395)
Total stockholders' equity		2,422,588	3,165,418
Total liabilities and stockholders' equity		$2,966,843	$3,688,352

Note 9 - Subsequent Events

The accompanying notes are an integral part of these consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income (Loss)

		For the years ended August 31,
	Notes	2025	2024

Service revenue	8	$4,524,448	$4,420,768

Cost of revenue
Hosting costs		203,068	148,949
Internal engineering support		62,020	57,644
Customer support		351,448	326,647
Third-party and transactions costs		70,017	77,287
		686,553	610,527
Gross margin		3,837,895	3,810,241
		84.8%	86.2%
Operating expenses
General and administrative		988,642	697,996
Sales and marketing		910,101	1,063,476
Product development		1,768,604	1,518,411
Depreciation and amortization	3, 4	833,614	469,801
		4,500,961	3,749,684
Income (loss) from operations		(663,066)	60,557

Other income
Interest and other income		25,189	51,201
Net income (loss) before income tax		(637,877)	111,758
Current income tax expense	6	-	-
Net income (loss)		$(637,877)	$111,758
Foreign currency translation adjustments		(136,681)	3,364
Total comprehensive income (loss)		$(774,558)	$115,122

Net income (loss) per common share
Basic and diluted	5(d)	$(0.07)	$0.01

Weighted average common shares outstanding:
Basic and Diluted	5(d)	9,637,410	10,030,569

The accompanying notes are an integral part of these consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Consolidated Statements of Stockholders' Equity

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 31, 2023		10,096,610	10,096	9,242,671	(5,304,367)	(474,759)	3,473,641
Total comprehensive income		-	-	-	111,758	3,364	115,122
Stock-based compensation	5	-	-	46,926	-	-	46,926
Common shares retired	5	(459,200)	(459)	(469,812)	-	-	(470,271)
Balance, August 31, 2024		9,637,410	9,637	8,819,785	(5,192,609)	(471,395)	3,165,418

Balance, August 31, 2024		9,637,410	9,637	8,819,785	(5,192,609)	(471,395)	3,165,418
Total comprehensive loss		-	-	-	(637,877)	(136,681)	(774,558)
Stock-based compensation	5	-	-	31,728	-	-	31,728
Balance, August 31, 2025		9,637,410	9,637	8,851,513	(5,830,486)	(608,076)	2,422,588

The accompanying notes are an integral part of these consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

		For the years ended August 31,
	Notes	2025	2024

Operating Activities
Net income (loss)		$(637,877)	$111,758
Adjustments to reconcile net income to net cash provided (used) in operations:
Depreciation and amortization	3, 4	833,614	469,801
Stock-based compensation	6(b)	31,728	46,926
Allowance for doubtful accounts		51,055	(2,700)
Unrealized foreign exchange gain (loss)		1,979	(21,758)
Changes in non-cash working capital:
Accounts receivable		(247,398)	(247,544)
Other receivables		(46,436)	(23,645)
Prepaid expenses and deposits		47,178	(14,951)
Accounts payable		(79,026)	43,495
Accrued liabilities		110,690	60,323
Deferred revenue		(351)	7,483
Net cash provided by operating activities		65,156	429,188

Investing Activities
Development of software	3, 4	(306,052)	(476,258)
Purchase of property, equipment, and intangibles	3, 4	(29,132)	(8,161)
Net cash used in investing activities		(335,184)	(484,419)

Financing Activities
Common stock repurchased for cancellation	5(a)	-	(470,271)
Net cash used in financing activities		-	(470,271)

Effect of foreign exchange rate changes on cash and cash equivalents		(93,665)	4,315

Net decrease in cash and cash equivalents		(363,693)	(521,187)
Cash and cash equivalents, beginning of year		1,481,582	2,002,769
Cash and cash equivalents, end of year		$1,117,889	$1,481,582

Supplementary disclosure:
Interest paid		$-	$-
Income taxes paid	6	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2025

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

The Company's stock is listed for trading under the symbol "DSNY" on the OTCQB U.S. in the United States, under the symbol "DSY" on the TSX Venture Exchange (the "TSXV") and under the symbol "DME1" on the Berlin, Frankfurt, Xetra and Stuttgart exchanges in Germany.

Basis of Presentation and Principles of Consolidation

The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The accompanying consolidated financial statements include the consolidated accounts of the Company and its wholly owned subsidiaries: Destiny Software Productions, Inc. ("DSNY"), MPE Distribution, Inc. ("MPE"), Tonality, Inc. ("Tonality"), and Sonox Digital Inc. ("Sonox"). All intercompany transactions and balances have been eliminated on consolidation.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

The Company's cash includes cash in readily available checking accounts. The Company's cash equivalents consist of investments in mutual funds with a major Canadian financial institution that earn interest at variable interest rates ranging from 2.3% - 2.9%.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to non-collectability. The Company's allowance is based on a variety of factors, including age of the receivable, significant one-time events, historical experience, and other risk considerations. The amount ultimately realized from trade accounts receivable may differ from the amount estimated in the consolidated financial statements based on collection experience. The Company had $82,184 and $30,624 in allowance at August 31, 2025 and 2024, respectively. The Company recorded a bad debt of $51,055 and recovery of $2,700 for the years ended August 31, 2025 and 2024, respectively.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

Impairment of long-lived assets

The Company reviews long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Intangible assets that are not subject to amortization are tested for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount. The impairment loss, if recognized, would be based on the excess of the carrying value of the impaired asset over its respective fair value. No impairment losses have been recorded for the years ended August 31, 2025 and 2024.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

Contract Costs

Contract costs consist of two components, customer acquisition costs and costs to fulfill a contract. Customer acquisition costs are capitalized only if the costs are incrementally incurred to obtain a customer contract and may consist of sales commissions paid to sales personnel or third-party resellers. Generally, the Company does not incur any contract costs outside of the period that the related revenue is recognized.

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

Translation of foreign currencies

The Company's reporting and functional currency is the U.S. dollar, except for its subsidiary, Destiny Software Productions, Inc., whose functional currency is the Canadian dollar. Financial statements of foreign operations for which the functional currency is the local currency are translated into U.S. dollars with assets and liabilities translated at the rate of exchange in effect at the balance sheet date and revenue and expense items translated at the average rates for the period. Unrealized gains and losses resulting from the translation of the financial statements into the reporting currency are deferred and accumulated in a separate component of stockholders' equity as a foreign currency translation gain (loss) in accumulated other comprehensive income (loss).

Transactions denominated in foreign currencies are translated into the reporting currency at the exchange rate in effect on the transaction date. These foreign currency gains and losses are included as a component of general and administrative expenses in the consolidated statements of comprehensive income (loss).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

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

Stock-based compensation

Stock-based compensation expense for employees and directors is recognized in the consolidated statements of comprehensive income (loss) based on estimated amounts, including the grant date fair value and the expected service period. For stock options, we estimate the grant date fair value using a Black-Scholes valuation model, which requires the use of multiple subjective inputs including estimated future volatility, expected forfeitures and the expected term of the awards. We estimate the expected future volatility based on the Company's historical price volatility. The stock's future volatility may differ from the estimated volatility at the grant date. Our estimate of the forfeiture rate is based primarily on our historical experience. The estimated forfeiture rates may differ from actual forfeiture rates which would affect the amount of expense recognized during the period.  When awards are forfeited because non-market based vesting conditions are not satisfied, the expense previously recognized is proportionately reversed. We recognize the value of the awards over the awards' requisite service or performance periods. The requisite service period is generally the time over which our stock-based awards vest.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONT'D

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

Trade receivables are presented net of an allowance for expected credit losses, which management believes represents the best estimate of the lifetime expected losses on these assets. Accordingly, the net carrying amount of trade receivables approximates their fair value.

The book value of cash and cash equivalents, accounts receivable, other receivables, deposits, accounts payable and accrued liabilities, and deferred revenue liabilities approximate their fair values due to the short-term maturity of those instruments.

Recently Issued Accounting Pronouncements

The Company assesses the adoption impacts of recently issued accounting standards by the FASB or other standard setting bodies on the Company's consolidated financial statements as well as material updates to previous assessments. There were no new material accounting standards issued in years of 2024 and 2025 that impacted the Company. Management has also evaluated accounting standards issued but not yet effective and does not expect their adoption to have a material effect.

3. PROPERTY AND EQUIPMENT, NET

	August 31, 2025
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$129,302	$(122,461)	$6,841
Computer hardware	337,838	(295,198)	42,640
Computer software	2,168,156	(1,464,918)	703,238
Total property and equipment	$2,635,296	$(1,882,577)	$752,719

	August 31, 2024
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$132,444	$(123,687)	$8,757
Computer hardware	325,845	(285,808)	40,037
Computer software	1,796,786	(671,210)	1,125,576
Total property and equipment	$2,255,075	$(1,080,705)	$1,174,370

During the year ended August 31, 2025, the Company capitalized a total of $410,268 in salaries and wages related to computer software development (2024 - $982,602) upon completion of the development work.

Depreciation on property and equipment for the year ended August 31, 2025 was $819,647 (2024 - $456,471).

4. INTANGIBLE ASSETS, NET

	August 31, 2025
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$16,717	$-	$16,717
Patents, trademarks, and lists	484,764	(466,199)	18,565
Total intangible assets	$501,481	$(466,199)	$35,282

	August 31, 2024
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$124,678	$-	$124,678
Patents, trademarks, and lists	486,579	(462,280)	24,299
Total intangible assets	$611,257	$(462,280)	$148,977

During the year ended August 31, 2025, the Company capitalized a total of $306,052 in salaries and wages related to software under development (2024 - $476,258). $410,268 (2024 - $982,602) of the software under development was reclassified to computer software assets as the projects were completed (Note 3).

Amortization on intangible assets for the year ended August 31, 2025 was $13,967 (2024 - $13,330).

5. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

During the year ended August 31, 2025, the Company did not issue any common stock (2024 - nil). During the year ended August 31, 2025, the Company did not repurchase or cancel any common shares (2024 - 459,200 common shares for $470,271).

[b] Stock option plans

Pursuant to the Company's 2015 Stock Option Plan (the "2015 Plan"), 530,000 shares of common stock have been reserved for issuance. A total of 481,870 common shares remain eligible for issuance under the 2015 Plan. On February 18, 2022 the Company received shareholder approval for the 2022 Stock Option Plan (the "2022 Plan") (together with the 2015 Plan, the "Plans"), whereby 1,000,000 common shares are reserved for issuance.  As of August 31, 2025, 371,500 common shares remain eligible for issuance under the 2022 Plan.

The options generally vest over a range of periods from the date of grant, some are immediate, and others vest over 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the underlying common shares are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

During the year ended August 31, 2025, the Company did not grant any share purchase options to directors, officers, employees, and consultants of the Company (2024 - 20,000 share purchase options). The weighted-average assumptions used to estimate the fair value of stock options granted in 2024 using the Black-Scholes option valuation model were as follows:

2024
Risk-free interest rate	5.00%
Volatility	85.31%
Exercise price	$1.15
Dividend yield	0%
Forfeiture rate	0%
Expected life (years)	2.13

The summary of option activity for the years ended August 31, 2025 and 2024 were as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at August 31, 2023	749,000	$1.30	3.37
Granted	20,000	$1.15	4.61
Forfeited	(46,122)	$1.14	3.14
Expired	(7,168)	$1.01	3.47
Outstanding at August 31, 2024	715,710	$1.31	2.37
Forfeited	(15,207)	$0.85	2.90
Granted	-	-	-
Expired	(154,503)	$1.33	0.70
Outstanding at August 31, 2025	546,000	$1.32	1.71
Exercisable at August 31, 2025	539,750	$1.32	1.68

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the options that were in-the-money. As of August 31, 2025, no options were in-the-money and the aggregate intrinsic value was $nil (2024 - $nil). There were no stock options repurchased during the years ended August 31, 2025 and 2024.

5. STOCKHOLDERS' EQUITY CONT'D

The following table summarizes information regarding the non-vested options outstanding as of August 31, 2025 and changes during the period:

	Number of Options	Weighted Average Exercise Price
Non-vested options at August 31, 2023	268,983	$1.01
Granted	20,000	$1.15
Forfeited	(24,454)	$0.86
Vested	(170,416)	$1.11
Non-vested options at August 31, 2024	94,113	$0.90
Granted	-	-
Forfeited	(15,207)	$0.85
Vested	(72,656)	$0.89
Non-vested options at August 31, 2025	6,250	$1.15

As of August 31, 2025, there was $3,527 (2024 - $42,661) of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.6 years (2024 - 0.8 years).

During the years ended August 31, 2025 and 2024, the total stock-based compensation expense was reported in the consolidated statement of comprehensive income (loss) as follows:

Stock-based compensation	2025	2024
General and administrative	$16,068	$36,918
Sales and marketing	4,127	622
Product development	11,533	9,386
Total stock-based compensation	$31,728	$46,926

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

During the year ended August 31, 2025, the Company recognized compensation expense of $68,203 (2024 - $67,989) in salaries and wages on the consolidated statement of comprehensive income (loss) in respect of the ESPP, representing the Company's employee matching of cash contributions to the ESPP. The shares were purchased on the open market at an average price of $0.63 (2024 - $1.00). The shares are held in trust by the Company for a period of one year from the date of purchase. As of August 31, 2025, 108,964 (2024 - 79,963) shares were held in trust by the Company.

[d] Earnings Per Share

The following table shows the computation of basic and diluted earnings per share for the years ended August 31, 2025, and 2024:

	2025	2024
Numerator:
Net income (loss)	$(637,877)	$111,758
Denominator:
Weighted-average basic shares outstanding	9,637,410	9,794,273
Effect of dilutive stock-based awards	-	236,296
Weighted-average diluted shares	9,637,410	10,030,569
Basic and diluted earnings (loss) per share	$(0.07)	$0.01

5. STOCKHOLDERS' EQUITY CONT'D

539,750 stock options were excluded from the computation of diluted earnings per share for 2025, because their effect would have been antidilutive.

6. INCOME TAXES

The Company is subject to United States federal and state income taxes at an approximate rate of 21.0% and to Canadian federal and British Columbia provincial taxes in Canada at an approximate rate of 27.0%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company's income tax expense is as follows:

	2025	2024
Tax (recovery) at U.S. statutory rates	$(134,000)	$23,000
Permanent differences	5,000	13,000
Effect of higher foreign tax rates in Canada	(66,000)	48,000
Foreign exchange and other adjustments	110,000	(11,000)
Change in valuation allowance	85,000	(73,000)
Provision for income taxes	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance for those deferred tax assets for which realization is not likely to occur.

Significant components of the Company's deferred tax assets as of August 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets
Net operating loss carry forwards	$585,000	$978,000
Excess of book over tax depreciation	719,000	1,096,000
Tax credit carry forwards	540,000	615,000
Total deferred tax assets	1,844,000	2,689,000
Valuation allowance	(1,844,000)	(2,689,000)
Net deferred tax assets	$-	$-

Net income (loss) before income tax by geographic region is as follows:

	2025	2024
United States	$461,096	$(647,462)
Canada	(1,098,973)	759,220
Total	$(637,877)	$111,758

If not utilized to reduce future taxable income, the Company's net operating loss carry forwards will expire as follows:

2025 and thereafter
United States	$2,486,715
Canada	232,522
Total	$2,719,237

If not utilized to reduce future taxes payable, the Company's investment and other tax credit carry forwards will expire as follows:

2032 and thereafter
United States	$-
Canada	740,293
Total	$2,080,758

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

On September 5, 2017, the Company's former President and Chief Executive Officer filed a Notice of Civil Claim in the Supreme Court of British Columbia against the Company, its subsidiaries, independent directors, and current Chief Executive Officer, claiming damages for conspiracy, breach of contract, wrongful dismissal, defamation and aggravated and punitive damages. The claims were heard in B.C. Supreme Court in December 2024. On October 24, 2025, the Supreme Court of British Columbia issued judgment dismissing all claims against the Company, its directors, and officers, and awarding the Company its costs. Refer to note 9 "Subsequent events".

8. CONCENTRATIONS, ECONOMIC DEPENDENCE AND SEGMENTS

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment. Management evaluates the Company's operations and allocates resources on a consolidated basis. Accordingly, the Company operates as one operating and reportable segment.

Revenue from external customers earned during the years ended August 31, 2025 and 2024, by product and location of customer, was as follows:

	2025	2024
Play MPE®
North America	$2,139,051	$2,221,439
Europe	2,206,685	1,988,127
Australasia	159,771	190,515
Africa	18,942	20,688
Total Play MPE®	$4,524,448	$4,420,768

Revenue presented above is based on location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the year ended August 31, 2025, the Company generated 46.9% of total revenue from one customer (2024 - 42.7%).

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

9. SUBSEQUENT EVENTS

Legal proceedings

On October 24, 2025, the Supreme Court of British Columbia issued judgment dismissing all claims brought by the Company's former President and Chief Executive Officer against the Company, its subsidiaries, directors, and officers, and awarded costs to the Company. The judgment was in the Company's favor. The Company has not yet recognized any gains related to this outcome.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, as of August 31, 2025.

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

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management concluded that our internal controls over financial reporting were effective as of August 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended August 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position Held with the Company	Date First Elected or Appointed
Frederick Vandenberg	Director, President, Corporate Secretary, Chief Executive Officer	CEO since June 2017
CFO since July 2007
Hyonmyong Cho(1)	Chairman of the Board, Director	February 2017
Samuel Jay Graber(1)	Director	February 2017
Dave Summers(1)	Director	February 2019
David Mossberg	Director	November 2021
Olya Massalitina	Chief Financial Officer and Treasurer	April 2022 - September 2024
Assel Mendesh	Chief Financial Officer	May 2025

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

Olya Massalitina BSc., CPA - Mrs. Massalitina was appointed our Chief Financial Officer in April of 2022 and resigned in September 2024. Mrs. Massalitina is a Chartered Professional Accountant with over 10 years of experience working with a variety of publicly traded multinational companies in different industries. During that time, she has provided foundational financial services to clients including auditing, financial reporting, budgeting and forecasting, controls and processes, and more. Through her experience dealing with large international companies Mrs. Massalitina acquired considerable experience in finance, governance, and regulatory compliance. Mrs. Massalitina holds a Bachelor of Science, Mathematics degree from a well-recognized Ukrainian University and a Diploma in Accounting from British Columbia Institute of Technology.

Assel Mendesh, CPA, CGA, FCCA, CIA - Ms. Mendesh was appointed our Chief Financial Officer in May 2025, succeeding Mrs. Massalitina. Ms. Mendesh brings over 15 years of financial leadership experience across multiple industries. Most recently, she served as Director of Finance at Corza Medical Inc., a global medical device company, where she spearheaded several initiatives including the integration of acquired entities and enhanced functional reporting across jurisdictions, contributing to operational efficiencies, cost savings, and scalable growth. Prior to joining Corza Medical, she held senior finance role at Atlas Corp. (NYSE: ATCO), served as a Director of Operations at Sunesis Consulting accounting firm, and earlier in her career was an Audit Manager with PwC. Ms. Mendesh holds a Master of Science in Accounting and Finance degree from Alliance Manchester Business School.

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

Based solely on our review of certain reports filed with the SEC pursuant to Section 16(a) of the Exchange Act, or Section 16(a), we believe that during the fiscal year ended August 31, 2025 all such filing requirements were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table presents information regarding the total compensation awarded to, earned by, or paid to each person serving as Chief Executive Officer during the year ended August 31, 2025 and 2024 and other individuals as required by Item 402(m)(2) of Regulation S-K, during the noted periods. These individuals are our named executive officers for 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other Annual Compensation ($) (1)	Total ($)
Frederick Vandenberg (2) , Director, President, Chief Executive Officer, and former Chief Financial Officer	2025	193,293	-	-	-	1,790	206,858
	2024	198,396	-	-	-	-	200,070
Olya Massalitina (2) (4)	2025	8,118	-	-	-	-	8,300
Chief Financial Officer (resigned September 2024)	2024	85,727	-	-	-	-	85,727
Assel Mendesh (2) (3)	2025	47,727	-	-	-	477	52,296
Chief Financial Officer (appointed May 2025)	2024	-	-	-	-	-	-

(1) The value of prerequisites and other personal benefits, securities and property for the individuals included in the summary compensation table that does not exceed $10,000 is not reported herein. Other compensation includes participation in the employee share purchase plan described below under long-term incentive plans.

(2) Compensation is stated in United States dollars. Where compensation was provided in Canadian dollars, compensation is based on an exchange rate of 0.7159 US dollars for each 1.00 Canadian dollar during the 2025 fiscal year and 0.7348 US dollars for each 1.00 Canadian dollar during the 2024 fiscal year.

(3) Appointed May 2025.

(4) Resigned effective September 2024

EMPLOYMENT AGREEMENT WITH OUR NAMED EXECUTIVE OFFICERS

We are not party to any written employment agreement or change in control arrangements with Mr. Vandenberg and Ms. Mendesh. We do not have any agreements with Mr. Vandenberg and Ms. Mendesh regarding the payments of bonus or other performance incentives. Mr. Vandenberg and Ms. Mendesh are eligible to receive stock options as and when approved by our Board of Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our named executive officers that were outstanding as of August 31, 2025:

Name and Principal Position	Number of Securities Underlying Unexercised Options # Exercisable	# Unexercisable	Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Weighted Average Option Exercise Price $	Option Expiration Date
Frederick Vandenberg, Chief Executive Officer	80.000	-	-	1.50	31-Oct-2026
	20,000	-	-	0.85	23-Jul-2028

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

Additionally,the Company has the 2015 Stock Option Plan and 2022 Stock Option Plan, under which up to an aggregate of 1,530,000 shares of the common stock have been reserved for issuance. As at August 31, 2025, an aggregate of 853,370 common shares remained eligible for issuance under the plans. The options generally vest over a range of periods from the date of grant, some are immediate, and others are at 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the common shares underlying them are returned to the reserve. The options generally have a contractual term of five years.

COMPENSATION OF DIRECTORS

Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at Board of Director and committee meetings.  In addition, our directors are eligible for grants of options to purchase shares of our common stock at the discretion of our Board of Directors.

There were no options awarded to directors for the year ended August 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of November 24, 2025 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Name of beneficial owner	# of Shares	%
Hyonmyong Cho (2)	554,288	5.8%
Samuel Jay Graber (3)	269,028	2.8%
Frederick Vandenberg (4)	551,984	5.7%
David Summers (5)	73,381	0.8%
David Mossberg (6)	104,023	1.1%
Assel Mendesh (7)	1,708	*
All directors and executive officers as a group (6 persons)	1,554,412	16.1%
Mark Graber (8)	2,085,779	21.6%

*Owning less than 1%.

(1) Under Rule 13d-3 of the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of such shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of November 24, 2025. As of November 24, 2025, there were 9,637,410 shares of our common stock issued and outstanding.

(2) Consists of 142,735 shares held by Mr. Cho and 50,000 shares that may be acquired upon the exercise of stock options held by Mr. Cho within 60 days of November 24, 2025 and includes 361,553 shares held through Mr. Cho's indirect pecuniary ownership held through Greenlaw International LP, a Delaware limited partnership (the "Fund"), and Greenlaw International GP LLC, a Delaware limited liability company and the general partner of the Fund which has the right to receive an allocation of a portion of the profits of the Fund.

(3) Consists of 219,028 shares held by Mr. Graber, and 50,000 shares that may be acquired upon the exercise of stock options held by Mr. Graber within 60 days of November 24, 2025.

(4) Consists of 451,984 shares held by Mr. Vandenberg and 100,000 shares that are acquirable upon the exercise of stock options held by Mr. Vandenberg within 60 days of November 24, 2025.

(5) Consists of 23,381 shares held by Mr. Summers and 50,000 shares that are acquirable upon the exercise of stock options held by Mr. Summers within 60 days of November 24, 2025.

(6) Consists of 54,023 shares held by Mr. Mossberg and 50,000 shares that are acquirable upon the exercise of stock options held by Mr. Mossberg within 60 days of November 24, 2025.

(7) Consists of 1,708 shares acquired through the Employee Stock Purchase plan held by Ms. Mendesh.

(8) Consists of (i) 1,933,809 shares of the Company's common stock directly held by Mark Graber; (ii) 145,970 shares beneficially owned by Four Star Investments, a Texas partnership over which Mr. Graber has shared voting and disposition power; and (iii) 6,000 shares held by Mr. Graber's spouse.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes information about our equity compensation plans as of August 31, 2024.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	546,000	$1.32	481,870
Equity compensation plans not approved by stockholders	-	$-	-
Total	546,000	$1.32	481,870

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate audit and review fees incurred for the fiscal years ended August 31, 2025 and 2024 were $76,458 and $73,000, respectively. Such fees included work completed for our annual audit and for the review of our consolidated financial statements included in our Forms 10-K and 10-Q.

The 2025 audit was performed by Davidson & Company, the Company's current auditor, appointed as the Company's new independent registered public accounting firm on May 28, 2025. The 2024 audit was performed by Smythe LLP, the Company's predecessor auditor who resigned on May 28, 2025.

Audit Related Fees

None.

Tax Fees

For the fiscal year ended August 31, 2025 the Company incurred $5,727 in fees billed for tax compliance services provided by BHI Tax. For the fiscal year ended August 31, 2024 the Company incurred $7,800 in fees billed for tax compliance services provided by Smythe LLP.

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
Date:November 24, 2025

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

By:	/s/Frederick Vandenberg
Frederick Vandenberg
Chief Executive Officer (Principal Executive Officer)
Date:November 24, 2025

By:	/s/Assel Mendesh
Assel Mendesh
Chief Financial Officer
Date:November 24, 2025

By:	/s/ Hyonmyong Cho
Hyonmyong Cho
Director
Date:November 24, 2025

By:	/s/ Samuel Jay Graber
Samuel Jay Graber
Director
Date:November 24, 2025

By:	/s/ David Summers
David Summers
Director
Date:November 24, 2025

By:	/s/ David Mossberg
David Mossberg
Director
Date:November 24, 2025