Form 10-Q
period 2025-11-30
DESTINY MEDIA TECHNOLOGIES INC
filed 2026-01-14
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant's common stock, par value $0.001, as of January 14, 2026 was 9,637,410

DESTINY MEDIA TECHNOLOGIES, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets
(Unaudited)

	Notes	November 30, 2025	August 31, 2025
ASSETS
Cash and cash equivalents	3	$1,362,500	$1,117,889
Accounts receivable, net of allowance for doubtful accounts of $82,205 (August 31, 2025 - $82,184)	8	890,085	863,422
Other receivables		21,285	127,698
Prepaid expenses		23,419	38,252
Deposits		31,214	31,581
Total current assets		2,328,503	2,178,842

Property and equipment, net	4	579,392	752,719
Intangible assets, net	5	57,341	35,282
Total assets		$2,965,236	$2,966,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable		$106,296	$70,255
Accrued liabilities		360,257	432,959
Deferred revenue		30,303	41,041
Total current liabilities		496,856	544,255
Total liabilities		496,856	544,255

Stockholders' equity
Common stock, par value $0.001, authorized 20,000,000 shares. Issued and outstanding - 9,637,410 shares (August 31, 2025 - 9,637,410 shares)	6	9,637	9,637
Additional paid-in capital		8,852,846	8,851,513
Accumulated deficit		(5,746,834)	(5,830,486)
Accumulated other comprehensive loss		(647,269)	(608,076)
Total stockholders' equity		2,468,380	2,422,588
Total liabilities and stockholders' equity		$2,965,236	$2,966,843

Note 9 - Subsequent Events

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

		For the three months ended November 30,
	Notes	2025	2024

Service revenue	8	$1,243,139	$1,226,757

Cost of revenue
Hosting costs		73,331	46,941
Internal engineering support		14,632	13,365
Customer support		82,914	75,733
Third-party and transactions costs		10,187	20,076
		181,064	156,115
Gross margin		1,062,075	1,070,642
		85.4%	87.3%
Operating expenses
General and administrative		168,325	151,329
Sales and marketing		187,591	230,558
Product development		454,948	412,044
Depreciation and amortization	4,5	172,485	166,979
		983,349	960,910
Income from operations		78,726	109,732

Other income
Interest and other income		4,926	8,408
Net income before income tax		$83,652	$118,140
Current income tax expense		-	-
Net income		$83,652	$118,140
Foreign currency translation adjustments		(39,193)	(112,669)
Total comprehensive income		$44,459	$5,471

Net income per common share
Basic and diluted	6(d)	$0.01	$0.01

Weighted average common shares outstanding:
Basic	6(d)	9,637,410	9,637,410
Diluted	6(d)	9,637,410	9,824,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended November 30, 2025 and 2024

(Unaudited)

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 31, 2024		9,637,410	9,637	8,819,785	(5,192,609)	(471,395)	3,165,418
Total comprehensive income		-	-	-	118,140	(112,669)	5,471
Stock-based compensation	6(b)	-	-	10,759	-	-	10,759
Balance, November 30, 2024		9,637,410	9,637	8,830,544	(5,074,469)	(584,064)	3,181,648

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 31, 2025		9,637,410	9,637	8,851,513	(5,830,486)	(608,076)	2,422,588
Total comprehensive income		-	-	-	83,652	(39,193)	44,459
Stock-based compensation	6(b)	-	-	1,333	-	-	1,333
Balance, November 30, 2025		9,637,410	9,637	8,852,846	(5,746,834)	(647,269)	2,468,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		For the three months ended November 30,
	Notes	2025	2024
Operating Activities
Net income		$83,652	$118,140
Adjustments to reconcile net income to net cash provided (used) in operations:
Depreciation and amortization	4,5	172,485	166,979
Stock-based compensation	6(b)	1,333	10,759
Allowance for doubtful accounts		1,490	(15,471)
Unrealized foreign exchange gain		(893)	-
Changes in non-cash working capital:
Accounts receivable		(26,964)	(25,986)
Other receivables		105,230	(10,532)
Prepaid expenses and deposits		14,707	33,835
Accounts payable		26,532	(2,803)
Accrued liabilities		(68,694)	(40,335)
Deferred revenue		(10,278)	(16,967)
Net cash provided by operating activities		298,600	217,619

Investing Activities
Development of software		(29,802)	(92,647)
Purchase of property, equipment, and intangibles	4,5	(325)	(4,333)
Net cash used in investing activities		(30,127)	(96,980)

Financing Activity
Net cash used in financing activity		-	-
Effect of foreign exchange rate changes on cash and cash equivalents		(23,862)	(75,460)
Net increase in cash and cash equivalents		244,611	45,179
Cash and cash equivalents, beginning of period		1,117,889	1,481,582
Cash and cash equivalents, end of period		$1,362,500	$1,526,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

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

The Company's stock is listed for trading under the symbol "DSNY" on the OTCQB U.S. in the United States, under the symbol "DSY.V" on the TSX Venture Exchange (the "TSXV") and under the symbol "DME1" on the Berlin, Frankfurt, Xetra and Stuttgart exchanges in Germany.

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

The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K filed with the SEC on November 21, 2025 (the "2025 Form 10-K"). The condensed consolidated balance sheet as of August 31, 2025 was derived from audited consolidated financial statements included in the 2025 Form 10-K but does not include all disclosures required by U.S. GAAP for complete financial statements. The Company's significant accounting policies are described in Note 2 to those consolidated financial statements.

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

3. CASH AND CASH EQUIVALENTS

The Company's cash include cash in readily available checking accounts. The Company's cash equivalents consist of investments in mutual funds with a major Canadian financial institution which earns an average interest of 2.23%.

4. PROPERTY AND EQUIPMENT, NET

	November 30, 2025
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$127,808	$(121,385)	$6,423
Computer hardware	333,720	(294,933)	38,787
Computer software	2,147,794	(1,613,612)	534,182
Total property and equipment	$2,609,322	$(2,029,930)	$579,392

	August 31, 2025
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$129,302	$(122,461)	$6,841
Computer hardware	337,838	(295,198)	42,640
Computer software	2,168,156	(1,464,918)	703,238
Total property and equipment	$2,635,296	$(1,882,577)	$752,719

During the three months ended November 30, 2025, the Company reclassified a total of $4,735 in salaries and wages from computer software under development (November 30, 2024 - $116,039).

Depreciation on property and equipment for the three months ended November 30, 2025 was $169,362 (November 30, 2024 - $163,803).

5. INTANGIBLE ASSETS, NET

	November 30, 2025
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$41,550	$-	$41,550
Patents, trademarks, and lists	479,731	(463,940)	15,791
Total intangible assets	$521,281	$(463,940)	$57,341

	August 31, 2025
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$16,717	$-	$16,717
Patents, trademarks, and lists	484,764	(466,199)	18,565
Total intangible assets	$501,481	$(466,199)	$35,282

During the three months ended November 30, 2025, the Company capitalized a total of $29,802 in salaries and wages related to software under development (November 30, 2024 - $92,647), out of this amount, $4,735 (November 30, 2024 - $116,039) was subsequently reclassified to Computer software assets as the projects were completed (Note 4).

Amortization on intangible assets for the three months ended November 30, 2025 was $3,123 (November 30, 2024 - $3,176).

6. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

During the three months ended November 30, 2025, the Company did not issue any common stock (November 30, 2024 - Nil). During the three months ended November 30, 2025, the Company did not repurchase nor cancel any common shares (November 30, 2024 - Nil).

[b] Stock option plans

Pursuant to the Company's 2015 Stock Option Plan (the "2015 Plan"), 530,000 shares of common stock have been reserved for issuance. A total of 481,870 common shares remain eligible for issuance under the 2015 Plan. On February 18, 2022 the Company received shareholder approval for the 2022 Stock Option Plan (the "2022 Plan") (together with the 2015 Plan, the "Plans"), whereby 1,000,000 common shares are reserved for issuance.  As of November 30, 2025, 381,500 common shares remain eligible for issuance under the 2022 Plan.

The options generally vest over a range of periods from the date of grant, some are immediate, and others vest over 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the underlying common shares are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of stock option activity under the Plans as of November 30, 2025, and changes during the period were the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at August 31, 2024	715,710	$1.31	2.37
Granted	(15,207)	$0.85	2.90
Forfeited	-	-	-
Expired	(154,503)	$1.33	0.70
Outstanding at August 31, 2025	546,000	$1.32	1.71
Forfeited	(10,000)	$1.15	3.36
Outstanding at November 30, 2025	536,000	$1.32	1.42
Exercisable at November 30, 2025	532,875	$1.33	1.41

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the options that were in-the-money as of November 30, 2025. As of November 30, 2025, the aggregate intrinsic value of outstanding and exercisable options was $nil and $nil respectively (November 30, 2024 - $6,908 and $4,027, respectively).

As of November 30, 2025, there was $1,058 (November 30, 2024 - $125,580) of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.4 years (November 30, 2024 - 0.9 years).

During the three months ended November 30, 2025 and 2024, the Company recorded $1,333 and $10,759 in non-cash stock-based compensation, respectively.

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

During the three months ended November 30, 2025, the Company recognized compensation expense of $11,523 (November 30, 2024 - $14,467) in salaries and wages on the condensed consolidated statement of comprehensive income in respect of the ESPP, representing the Company's employee matching of cash contributions to the ESPP. The shares were purchased on the open market at an average price of $0.63 (November 30, 2024 - $$0.84). The shares are held in trust by the Company for a period of one year from the date of purchase. As of November 30, 2025, 129,112 shares were held in trust by the Company.

[d] Earnings Per Share

Net income (loss) per common share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per common share (diluted) is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued be calculated using the treasury stock method. Under the treasury stock method, all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period, but only if dilutive. The following table shows the computation of basic and diluted earnings per share for the three months ended November 30, 2025 and 2024:

	Three Months Ended November 30,
	2025	2024
Numerator:
Net Income	$83,652	$118,140
Denominator:
Weighted-average basic shares outstanding	9,637,410	9,637,410
Effect of dilutive stock options	-	186,710
Weighted-average diluted shares	9,637,410	9,824,120

Basic and diluted earnings per share	$0.01	$0.01

532,875 stock options were excluded from the computation of diluted earnings per share for the three months ended November 30, 2025 because their effect would have been antidilutive.

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

8. CONCENTRATIONS, ECONOMIC DEPENDENCE AND SEGMENTS

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers earned during the three months ended November 30, 2025 and 2024, by product and location of customer, was as follows:

	Three Months Ended November 30,
	2025	2024
Play MPE®
North America	$1,174,914	$608,575
Europe	20,513	562,054
Australasia	43,024	51,378
Africa	4,688	4,750
Total Play MPE®	$1,243,139	$1,226,757

Revenue presented above is based on location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the three months ended November 30, 2025, the Company generated 43.7% of total revenue from one customer (November 30, 2024 - 43%).

As at November 30, 2025, one customer represented $541,863 (or 60.9%) of the trade receivables balance (August 31, 2025, one customer represented $571,642 (or 66.2%)).

The Company has substantially all its assets in Canada and its current and planned future operations are, and will be, located in Canada.

9. SUBSEQUENT EVENTS

On December 19, 2025, the Company extended its Online Content Distribution Services Agreement (the "Agreement") with Universal Music Group Recording Services, Inc. The Agreement has been extended for an additional three years and now runs through December 31, 2028. Under the Agreement, service fees are set at USD $1.6 million for the 2026 calendar year and will increase by 2% annually for the remainder of the term.

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

Play MPE® actively manages curated and targeted distribution lists or "packages". List creation and list maintenance involve several proprietary processes that are designed to create complete, active, accurate, and targeted lists to facilitate efficient marketing campaigns. Play MPE® provides more than 400 unique targeted lists comprising of more than 17,000 unique and active recipients over 60 countries.  To facilitate targeted music marketing campaigns, these lists are grouped by territory (typically by country), by genre of music, and by recipient type (see recipient player discussion).  Relying on proprietary technical innovations and processes, these recipient lists are updated in real time.  With an annual churn averaging between 27-34%, these recipient lists would quickly become inaccurate absent Play MPE®'s active curation.  Play MPE® regularly monitors activity levels and recipients through proprietary analytics.  Play MPE® provides the widest and most accurate distribution channels available in the industry.

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

Products under development

Destiny is currently developing additional functionality and complimentary services that are expected to expand the Company's addressable market, or act as catalysts to the Company's sales activities for Play MPE®. These are described more fully in business development section of our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, filed on November 24, 2025.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2025 AND 2024

Revenue

Total revenue for the three months ended November 30, 2025 was $1,243,139 compared to the revenue of $1,226,757 for the three months ended November 30, 2024, an increase of 1.3% period over period.  After adjusting for foreign exchange rates, the Company's revenue for the three-month period grew by 1.6%.

Revenue growth during the period was driven primarily by an expansion of the Company's independent customer base in the United States and Canada, as well as contractual indexation under a major label agreement with one customer. The number of independent record label customers increased by 7.3%, reflecting a 28.2% increase in new Play MPE® customers. Pricing adjustments were implemented late in the quarter and, as a result, had a limited impact on period revenues. These factors were partially offset by a modest decline in revenue from certain international markets.

MTR™ revenue increased by 30.4% during the quarter; however, it remains nominal. Marketing of the MTR™ technology has contributed to new customer acquisition for Play MPE® and has generated valuable data and analytical insights into platform usage and performance. The Company is evaluating opportunities to monetize these insights further, including expanding MTR™ offerings to higher-volume customers and assessing the potential application of the MTR™ technology to radio advertising tracking.

Gross Margin

Gross margin for the three months ended November 30, 2025 was 85.4%, compared to 87.3% for the three months ended November 30, 2024. The decrease was primarily attributable to higher hosting costs associated with the ongoing rollout of the Company's MTR™ business, which increased cost of revenue relative to the prior-year period. Gross margin improved compared to the fourth quarter of fiscal 2025, reflecting operating efficiencies achieved during the period.

Operating Expenses

Operating costs during the three months ended November 30, 2025 increased by 2.3% to $983,349 (November 30, 2024 - $960,910).  The increase in operating costs was primarily the result of the following:

  Total expenses increased by 1.3% during the period, primarily due to the impact of foreign currency fluctuations related to movements in the Canadian dollar.

  Due to capitalization of salaries and wages in previous periods, depreciation of computer software increased in the current period and resulted in a 0.6% increase in total operating expenses.

For ease of reference the following table has been prepared to present operating results had the Company not capitalized software for the three months ended November 30, 2025 and 2024.

	Three Months Ended November 30,
	2025	2024
Net income for the period	$83,652	$118,140
Capitalized software development	(29,802)	(92,647)
Adjustment to amortization for capitalized software	165,872	163,803
Adjusted non-GAAP income	$219,722	$189,296

	Three Months Ended November 30,
General and administrative expenses	2025	2024	$ Change	% Change
Wages and benefits	$89,215	$80,739	8,476	10.5%
Professional fees	9,182	15,090	(5,908)	(39.2%)
Office and miscellaneous	30,806	23,730	7,076	29.8%
Shareholder relations	11,595	10,370	1,225	11.8%
Rent	12,893	18,153	(5,260)	(29.0%)
Foreign exchange gain	(2,957)	(15,624)	12,667	(81.1%)
Telecommunications	1,266	1,245	21	1.7%
Bad debt	1,490	-	1,490	100.0%
Other	14,835	17,626	(2,791)	(15.8%)
Total general and administrative expenses	$168,325	$151,329	16,996	11.2%

Total general and administrative expenses increased by 11% during the period, primarily due to the impact of foreign currency fluctuations related to movements in the Canadian dollar. This increase was partially offset by cost efficiencies in other expense categories.

	Three Months Ended November 30,
Sales and marketing expenses	2025	2024	$ Change	% Change
Wages and benefits	$152,656	$202,912	(50,256)	(24.8%)
Advertising and marketing	29,759	22,672	7,087	31.3%
Rent	4,906	4,574	332	7.3%
Telecommunications	270	400	(130)	(32.5%)
Total sales and marketing expenses	$187,591	$230,558	(42,967)	(18.6%)

Sales and marketing expenses declined during the period as the Company restructured its business development group, resulting in lower staffing levels. Advertising and promotional spending increased during the period to support ongoing marketing initiatives, and the Company expects overall marketing expenditures to increase further as it continues to invest in customer engagement and market awareness.

	Three Months Ended November 30,
Product development expenses	2025	2024	$ Change	% Change
Wages and benefits	$348,758	$316,577	32,181	10.2%
Software services	30,961	24,880	6,081	24.4%
Rent	19,120	14,579	4,541	31.1%
Telecommunications	56,109	56,008	101	0.2%
Product development expenses	$454,948	$412,044	42,904	10.4%

The increase in wages and benefits during the period was primarily attributable to a lower level of costs capitalized to software and software development intangible assets, resulting in a higher proportion of these costs being expensed in the current period. Overall costs reductions took effect later in the quarter and therefore had limited impact on the quarterly results.

Depreciation and Amortization

Depreciation and amortization expense increased to $172,485 for the three months ended November 30, 2025 from $166,979 for the three months ended November 30, 2024, an increase of 3.3% due to depreciation of additionally capitalized software development costs during the last year.

Other Income

Interest income earned on the Company's mutual funds was $4,926 for the three months ended November 30, 2025 (November 30, 2024 - $8,408).

Net Income (Loss)

During the three months ended November 30, 2025 the Company reported a net income of $83,652 (November 30, 2024 - $118,140).

For the three months ended November 30, 2025, adjusted EBITDA was $252,544 (November 30, 2024 - $287,470). Adjusted EBITDA is not defined under U.S. GAAP, and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of our profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense.

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

	Q1 2026	Q4 2025	Q3 2025	Q2 2025	Q1 2025	Q4 2024	Q3 2024	Q2 2024
Net income (loss)	$83,652	(381,635)	(72,288)	(302,094)	118,140	(142,222)	134,476	(130,012)
Stock-based compensation	1,333	3,896	8,929	8,144	10,759	11,107	11,359	10,655
Depreciation and amortization	172,485	292,486	190,425	183,724	166,979	213,917	87,760	87,026
Interest income	(4,926)	(5,319)	(4,969)	(6,493)	(8,408)	(10,529)	(13,685)	(15,461)
Adjusted EBITDA	$252,544	(90,572)	122,097	(116,719)	287,470	72,273	219,910	(47,792)

LIQUIDITY AND FINANCIAL CONDITION

As at November 30, 2025, we held $1,362,500 (August 31, 2025 - $1,117,889) in cash and cash equivalents. The Company's cash equivalents consist of investments in mutual funds with a major Canadian financial institution earns an average interest of 2.23%.

At November 30, 2025, we had working capital of $1,831,647 compared to $1,634,587 as at August 31, 2025. The decrease in our working capital was primarily due to operating results.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Three Months Ended November 30,
Net cash and cash equivalents provided by (used in)	2025	2024	$ Change	% Change
Operating activities	$298,600	$217,619	80,981	37.2%
Investing activities	(30,127)	(96,980)	66,853	(68.9%)
Financing activities	-	-	-	-
Effect of foreign exchange rate changes on cash	(23,862)	(75,460)	51,598	(68.4%)
Net increase (decrease) in cash and cash equivalents	$244,611	$45,179	199,432	441.4%

Operating Activities

Net cash provided by operating activities during the three months ended November 30, 2025 was $298,600 (November 30, 2023 - $217,619). The primary reason for the increase in cash flows from operating activities is related to the timing of receipts from our customers and the timing of payments to our vendors.

Investing Activities

Net cash used in investing activities for the three months ended November 30, 202 was $30,127, compared to cash used by investing activities of $96,980 for the three months ended November 30, 2024. The period-over-period decrease was mainly driven by the lower proportion of software development salaries and wages capitalized in the current period.

Financing Activities

Net cash used in financing activities during the three months ended November 30, 2025 was $nil (November 30, 2024 - $nil).

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

For a description of our critical accounting policies, see the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgements and Estimates" and "Financial Statements and Supplementary Data - Note 2, Summary of Significant Accounting Policies" contained in our 2025 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the three months ended November 30, 2025.

OFF-BALANCE SHEET ARRANGEMENTS

As of November 30, 2025, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under supervision and with the participation of our Company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company's Chief Executive Officer and Chief Financial Officer concluded that as of November 30, 2025, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes that would impact our internal controls for the period from September 1, 2025 to November 30, 2025.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in "Item 1 - Risk Factors" in our Form 10-K for the fiscal year ended August 31, 2025 filed with the SEC. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

              Date: January 14 2026