Form 10-Q
period 2026-02-28
DESTINY MEDIA TECHNOLOGIES INC
filed 2026-04-14
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

[  ]Yes  [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  [  ] Yes  [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant's common stock, par value $0.001, as of April 14, 2026 was 9,637,410

DESTINY MEDIA TECHNOLOGIES, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	Notes	February 28, 2026	August 31, 2025

ASSETS
Cash and cash equivalents	3	$1,151,271	$1,117,889
Accounts receivable, net of allowance for doubtful accounts of $102,996 (August 31, 2025 - $82,184)	8	928,382	863,422
Other receivables		33,270	127,698
Prepaid expenses		33,372	38,252
Deposits		31,991	31,581
Total current assets		2,178,286	2,178,842

Property and equipment, net	4	466,445	752,719
Intangible assets, net	5	30,197	35,282
Total assets		$2,674,928	$2,966,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable		$63,672	$70,255
Accrued liabilities		643,286	432,959
Deferred revenue		24,860	41,041
Total current liabilities		731,818	544,255
Total liabilities		731,818	544,255

Stockholders' equity
Common stock, par value $0.001, authorized 20,000,000 shares. Issued and outstanding - 9,637,410 shares (August 31, 2025 - 9,637,410 shares)	6	9,637	9,637
Additional paid-in capital		8,853,551	8,851,513
Accumulated deficit		(6,313,144)	(5,830,486)
Accumulated other comprehensive loss		(606,934)	(608,076)
Total stockholders' equity		1,943,110	2,422,588
Total liabilities and stockholders' equity		$2,674,928	$2,966,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

		Three months ended February 28,		Six months ended February 28,
	Notes	2026	2025	2026	2025

Service revenue	8	$1,003,109	$1,018,972	$2,246,248	$2,245,729

Cost of revenue
Hosting costs		61,225	41,387	134,556	88,328
Internal engineering support		12,937	13,768	27,569	27,133
Customer support		73,312	78,020	156,226	153,753
Third-party and transactions costs		20,658	16,112	30,845	36,188
		168,132	149,287	349,196	305,402
Gross margin		834,977	869,685	1,897,052	1,940,327
		83.2%	85.3%	84.5%	86.4%
Operating expenses
General and administrative		588,339	394,890	756,664	546,219
Sales and marketing		225,982	171,923	413,573	402,481
Product development		424,002	427,735	878,950	839,779
Depreciation and amortization	4,5	167,017	183,724	339,502	350,703
		1,405,340	1,178,272	2,388,689	2,139,182
Loss from operations		(570,363)	(308,587)	(491,637)	(198,855)

Other income
Interest and other income		4,053	6,493	8,979	14,901
Net loss before income tax		$(566,310)	$(302,094)	$(482,658)	$(183,954)
Current income tax expense		-	-	-	-
Net loss		$(566,310)	$(302,094)	$(482,658)	$(183,954)
Foreign currency translation adjustments		40,335	(85,967)	1,142	(198,636)
Total comprehensive loss		$(525,975)	$(388,061)	$(481,516)	$(382,590)

Net loss per common share
Basic and diluted	6	$(0.06)	$(0.03)	$(0.05)	$(0.02)

Weighted average common shares outstanding:
Basic	6	9,637,410	9,637,410	9,637,410	9,637,410
Diluted	6	9,637,410	9,637,410	9,637,410	9,637,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders' Equity

Three and Six Months Ended February 28, 2026 and 2025

(Unaudited)

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 31, 2024		9,637,410	$9,637	$8,819,785	$(5,192,609)	$(471,395)	$3,165,418
Total comprehensive income (loss)		-	-	-	118,140	(112,669)	5,471
Stock-based compensation	6(b)	-	-	10,759	-	-	10,759
Balance, November 30, 2024		9,637,410	9,637	8,830,544	(5,074,469)	(584,064)	3,181,648
Total comprehensive loss		-	-	-	(302,094)	(85,967)	(388,061)
Stock-based compensation	6(b)	-	-	8,144	-	-	8,144
Balance, February 28, 2025		9,637,410	$9,637	$8,838,688	$(5,376,563)	$(670,031)	$2,801,731

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 31, 2025		9,637,410	$9,637	$8,851,513	$(5,830,486)	$(608,076)	$2,422,588
Total comprehensive income (loss)		-	-	-	83,652	(39,193)	44,459
Stock-based compensation	6(b)	-	-	1,333	-	-	1,333
Balance, November 30, 2025		9,637,410	9,637	8,852,846	(5,746,834)	(647,269)	2,468,380
Total comprehensive income (loss)		-	-	-	(566,310)	40,335	(525,975)
Stock-based compensation	6(b)	-	-	705	-	-	705
Balance, February 28, 2026		9,637,410	$9,637	$8,853,551	$(6,313,144)	$(606,934)	$1,943,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		For the six months ended February 28,
	Notes	2026	2025
Operating Activities
Net loss		$(482,658)	$(183,954)
Adjustments to reconcile net income to net cash provided (used) in operations:
Depreciation and amortization	4,5	339,502	350,703
Stock-based compensation	6(b)	2,038	18,904
Bad debt expense		21,981	(1,543)
Unrealized foreign exchange gain		(17,975)	-
Changes in non-cash working capital:
Accounts receivable		(56,782)	(99,448)
Other receivables		94,426	(31,249)
Prepaid expenses and deposits		5,156	41,282
Accounts payable		(7,536)	23,375
Accrued liabilities		203,146	(58,595)
Deferred revenue		(16,464)	(11,829)
Net cash provided by operating activities		84,834	47,646

Investing Activities
Development of software		(38,991)	(200,856)
Purchase of property, equipment, and intangibles	4,5	(4,102)	(22,584)
Net cash used in investing activities		(43,093)	(223,440)

Financing Activity
Net cash used in financing activity		-	-
Effect of foreign exchange rate changes on cash and cash equivalents		(8,359)	(89,410)
Net increase (decrease) in cash and cash equivalents		33,382	(265,204)
Cash and cash equivalents, beginning of period		1,117,889	1,481,582
Cash and cash equivalents, end of period		$1,151,271	$1,216,378

Supplementary disclosure:
Interest paid		$-	$-
Income taxes paid		$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2026

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

3. CASH AND CASH EQUIVALENTS

The Company's cash include cash in readily available checking accounts. The Company's cash equivalents consist of investments in mutual funds with a major Canadian financial institution which earns an average interest of 2.01%.

4. PROPERTY AND EQUIPMENT, NET

	February 28, 2026
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$130,988	$(124,752)	$6,236
Computer hardware	344,539	(305,684)	38,855
Computer software	2,236,126	(1,814,772)	421,354
Total property and equipment	$2,711,653	$(2,245,208)	$466,445

	August 31, 2025
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$129,302	$(122,461)	$6,841
Computer hardware	337,838	(295,198)	42,640
Computer software	2,168,156	(1,464,918)	703,238
Total property and equipment	$2,635,296	$(1,882,577)	$752,719

During the three and six months ended February 28, 2026, the Company reclassified a total of $34,990 and $39,725 in salaries and wages from software under development to computer software, respectively (February 28, 2025 - $70,121 and $186,133, respectively).

Depreciation on property and equipment for the three and six months ended February 28, 2026 was $163,637 and $332,999 respectively (February 28, 2025 - $183,630 and $344,164, respectively).

5. INTANGIBLE ASSETS, NET

	February 28, 2026
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$16,200	$-	$16,200
Patents, trademarks, and lists	492,863	(478,866)	13,997
Total intangible assets	$509,063	$(478,866)	$30,197

	August 31, 2025
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$16,717	$-	$16,717
Patents, trademarks, and lists	484,764	(466,199)	18,565
Total intangible assets	$501,481	$(466,199)	$35,282

During the three and six months ended February 28, 2026, the Company capitalized a total of $9,190 and $38,991 in salaries and wages related to software under development, respectively (February 28, 2025 - $110,058 and $200,856, respectively), out of this amount, $34,990 and $39,725, respectively, was subsequently reclassified to computer software assets as the projects were completed (Note 4) (February 28, 2025 - $70,121 and $186,133, respectively).

Amortization on intangible assets for the three and six months ended February 28, 2026 was $3,380 and $6,503, respectively February 28, 2025 - $3,427 and $6,603, respectively).

6. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

During the three and six months ended February 28, 2026, the Company did not issue any common stock (February 28, 2025 - Nil). During the three and six months ended February 28, 2026, the Company did not repurchase and cancel any common shares (February 28, 2025 - Nil).

[b] Stock option plans

Pursuant to the Company's 2015 Stock Option Plan (the "2015 Plan"), 530,000 shares of common stock have been reserved for issuance. A total of 481,870 common shares remain eligible for issuance under the 2015 Plan. On February 18, 2022 the Company received shareholder approval for the 2022 Stock Option Plan (the "2022 Plan") (together with the 2015 Plan, the "Plans"), whereby 1,000,000 common shares are reserved for issuance.  As of February 28, 2026, 401,500 common shares remain eligible for issuance under the 2022 Plan.

The options generally vest over a range of periods from the date of grant, some are immediate, and others vest over 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the underlying common shares are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of stock option activity under the Plans as of February 28, 2026, and changes during the period were the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Outstanding at August 31, 2024	715,710	$1.31	2.37
Granted	-	-	-
Forfeited	(15,207)	$0.85	2.90
Expired	(154,503)	$1.33	0.70
Outstanding at August 31, 2025	546,000	$1.32	1.71
Forfeited	(30,000)	$1.06	2.36
Outstanding at February 28, 2026	516,000	$1.34	1.14
Exercisable at February 28, 2026	515,375	$1.34	1.14

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the options that were in-the-money as of February 28, 2026. As of February 28, 2026 the aggregate intrinsic value of outstanding and exercisable options were both nil, (February 28, 2025 -Nil).

As of February 28, 2026, there was $353 (February 28, 2025 - $16,962) of total unrecognized compensation cost related to non-vested stock-based compensation awards. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.25 years (February 28, 2025 - 0.62 years).

During the three and six months ended February 28, 2026, the Company recorded $705 and $2,038 in non-cash stock-based compensation, respectively (February 28, 2025 - $10,759 and $18,903, respectively).

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

During the three and six months ended February 28, 2026, the Company recognized compensation expense of $10,455 and $21,978, respectively (February 28, 2025 - $14,467 and $32,210, respectively) in salaries and wages on the condensed consolidated statement of comprehensive loss in respect of the ESPP, representing the Company's employee matching of cash contributions to the ESPP. The shares were purchased on the open market at an average price of $0.67 over a six-month period (February 28, 2025 - $0.73). The shares are held in trust by the Company for a period of one year from the date of purchase. As of February 28, 2026, 122,277 shares were held in trust by the Company (February 28, 2025 - 654,975).

[d] Earnings Per Share

Net income (loss) per common share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per common share (diluted) is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued be calculated using the treasury stock method. Under the treasury stock method, all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period, but only if dilutive. The following table shows the computation of basic and diluted earnings per share for the three and six months ended February 28, 2026 and 2025:

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025

Net loss	$(566,310)	$(302,094)	$(482,658)	$(183,954)

Weighted-average basic shares outstanding	9,637,410	9,637,410	9,637,410	9,637,410
Effect of dilutive stock-based awards	-	-	-	-
Weighted-average diluted shares	9,637,410	9,637,410	9,637,410	9,637,410

Basic and diluted earnings per share	$(0.06)	$(0.03)	$(0.05)	$(0.02)

515,375 stock options were excluded from the computation of diluted earnings per share for the three and six months ended February 28, 2026 (February 28, 2025 - 639,138) because their effect would have been antidilutive.

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

Revenue from external customers earned during the three and six months ended February 28, 2026 and 2025, by product and location of customer, was as follows:

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Play MPE®
North America	$953,378	$446,780	$2,128,292	$1,055,355
Europe	17,898	544,929	38,411	1,106,983
Australasia	31,771	22,763	74,795	74,141
Africa	62	4,500	4,750	9,250
Total Play MPE®	$1,003,109	$1,018,972	$2,246,248	$2,245,729

Revenue presented above is based on location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the three and six months ended February 28, 2026, the Company generated 45% and 44% of total revenue from one customer (February 28, 2025 - 52% and 47%, respectively).

As at February 28, 2026, one customer represented $636,177 (or 68.5%) of the trade receivables balance (August 31, 2025, one customer represented $571,642 (or 66.2%)).

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2026 AND 2025

	Three Months Ended February 28,
	2026	2025	Change
Service revenue	$1,003,109	$1,018,972	$(15,863)
Cost of revenue	168,132	149,287	18,845
Gross margin	834,977	869,685	(34,708)
Operating expenses	1,405,340	1,178,272	227,068
Income from operations	(570,363)	(308,587)	(261,776)
Other income	4,053	6,493	(2,440)
Net loss	$(566,310)	$(302,094)	$(264,216)

Revenue

Total revenue for the three months ended February 28, 2026 was $1,003,109 compared to the revenue of $1,018,972 for the three months ended February 28, 2025, a decrease of 1.6% period over period.  After adjusting for foreign exchange rates, the Company's revenue for the three-month period decreased by 1.8%.

Revenue decreased during the period primarily due to the execution of a longer-term agreement with a major label customer, which resulted in the elimination of certain short-term premium pricing that had previously contributed to revenue. This decrease was partially offset by growth in revenue from the Company's independent customer base, driven by a 23% increase in the number of Play MPE® customers and higher average spend per customer. The increase in customer spend was influenced in part by pricing adjustments implemented during the year. MTR™ revenue increased by 13.5% during the quarter; however, it remains nominal.

Gross Margin

Gross margin for the three months ended February 28, 2026 was 83.2%, compared to 85.3% for the three months ended February 28, 2025. The decrease was primarily attributable to higher data hosting and processing costs, which mostly increased as a result of additional features introduced to the platform that required incremental infrastructure resources.

Operating Expenses

Operating costs during the three months ended February 28, 2026 increased by 19.3%% to $1,405,340 (February 28, 2025- $1,178,272).  The increase in operating costs was primarily the result of the following:

  An increase in wages and benefits of $344,993, representing approximately 29% of the overall increase in operating expenses, which included a one-time employee-related charge of $244,125 and lower capitalization of development costs of $100,868 due to a reduction in activities qualifying for capitalization under U.S. GAAP, resulting in a higher portion of payroll costs being expensed in the period
  Professional fees contributed to approximately 15% decrease in total operating expenses, primarily due to legal costs associated with litigation in the prior year that did not recur in the current period.
  Total expenses increased by 3.7% during the period, primarily due to the impact of foreign currency fluctuations related to movements in the Canadian dollar.

For ease of reference the following table has been prepared to present operating results had the Company not capitalized software for the three months ended February 28, 2026 and 2025.

	Three Months Ended February 28,
	2026	2025
Net loss for the period	$(566,310)	$(302,094)
Capitalized software development	(9,190)	(110,058)
Adjustment to amortization for capitalized software	158,588	179,111
Adjusted non-GAAP income	$(416,912)	$(233,041)

	Three Months Ended February 28,
General and administrative expenses	2026	2025	$ Change	% Change
Wages and benefits	$387,513	$82,531	304,982	369.5%
Professional fees	69,421	245,748	(176,327)	(71.8%)
Office and miscellaneous	22,098	29,802	(7,704)	(25.9%)
Shareholder relations	34,665	31,664	3,001	9.5%
Rent	15,154	4,979	10,175	204.4%
Foreign exchange gain	26,845	(17,052)	43,897	(257.4%)
Telecommunications	1,222	1,349	(127)	(9.4%)
Bad debt	20,491	2,962	17,529	591.8%
Other	10,930	12,907	(1,977)	(15.3%)
Total general and administrative expenses	$588,339	$394,890	193,449	49.0%

Total general and administrative expenses increased by 49% during the period, primarily due to higher wages and benefits, including a one-time employee-related charge, as well as increased consulting fees associated with changes in management. The increase was also impacted by foreign exchange fluctuations. These increases were partially offset by lower professional fees compared to the prior year period.

	Three Months Ended February 28,
Sales and marketing expenses	2026	2025	$ Change	% Change
Wages and benefits	$175,632	$152,217	23,415	15.4%
Advertising and marketing	41,543	10,444	31,099	297.8%
Rent	8,512	8,962	(450)	(5.0%)
Telecommunications	295	300	(5)	(1.7%)
Total sales and marketing expenses	$225,982	$171,923	54,059	31.4%

Sales and marketing expenses increased during the period, primarily due to higher personnel costs in business development, as well as increased advertising and promotional spending to support ongoing marketing initiatives.

	Three Months Ended February 28,
Product development expenses	2026	2025	$ Change	% Change
Wages and benefits	$331,255	$322,097	9,158	2.8%
Software services	28,556	27,635	921	3.3%
Rent	13,981	21,876	(7,895)	(36.1%)
Telecommunications	50,210	56,127	(5,917)	(10.5%)
Product development expenses	$424,002	$427,735	(3,733)	(0.9%)

Product development expenses remained relatively consistent during the period. A lower level of costs capitalized to software development resulted in a greater proportion of these costs being expensed in the current period, which was largely offset by a reduction in headcount within the department and cost efficiencies related to the Company's MTR infrastructure.

Depreciation and Amortization

Depreciation and amortization expense decreased to $167,017 for the three months ended February 28, 2026 from $183,724 for the three months ended February 28, 2025, a decrease of 9.1%, primarily due to a lower level of capitalized software development costs in recent quarters, resulting in a reduced amortization base.

Other Income

Interest income earned on the Company's mutual funds was $4,053 for the three months ended February 28, 2026 (February 28, 2025 - $6,493).

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED FEBRUARY 28, 2026 AND 2025

	Six Months Ended February 28,
	2026	2025	Change
Service revenue	$2,246,248	$2,245,729	$519
Cost of revenue	349,196	305,402	43,794
Gross margin	1,897,052	1,940,327	(43,275)
Operating expenses	2,388,689	2,139,182	249,507
Income from operations	(491,637)	(198,855)	(292,782)
Other income	8,979	14,901	(5,922)
Net loss	$(482,658)	$(183,954)	$(298,704)

Revenue

Total revenue for the six months ended February 28, 2026 was $2,246,248 compared to the revenue of $2,245,729 for the six months ended February 28, 2025, a decrease of 0.02% period over period.

Gross Margin

Gross margin for the six months ended February 28, 2026 was 84.5% of revenue, compared to 86.4% for the six months ended February 28, 2025. The Company's cost of revenue consists of data hosting and processing charges, third party transaction related costs, and engineering, technical and customer support costs. These costs are driven by the size and volume of customer transactions processed, as well as the relative proportion of "full-service" versus "self-service" revenue. Our self-service sales are derived from customers who have been provided with a customer account to access our encoder to independently upload and publish releases. Our full-service revenue is derived from customers who are fully serviced by our internal staff, who prepare and publish releases on their behalf.

Operating Expenses

Operating costs during the six months ended February 28, 2026 increased by 11.7% to $2,388,689 (February 28, 2025 - $2,139,182).  This rise can be primarily attributed to the following factors:

  An increase in wages and benefits of $344,821, representing approximately 16.1% of the overall increase in operating expenses, which included a one-time employee-related charge of $244,125 and lower capitalization of development costs of $100,868 due to a reduction in activities qualifying for capitalization under U.S. GAAP, resulting in a higher portion of payroll costs being expensed in the period
  Professional fees contributed to approximately 8.5% decrease in total operating expenses, primarily due to legal costs associated with litigation in the prior year that did not recur in the current period.
  Total expenses increased by 2.6% during the period, primarily due to the impact of foreign currency fluctuations related to movements in the Canadian dollar.

For ease of reference the following table has been prepared to present operating results had the Company not capitalized software for the six months ended February 28, 2026 and 2025.

	Six Months Ended February 28,
	2026	2025
Net loss for the period	$(482,658)	$(183,954)
Capitalized software under development	(38,991)	(202,704)
Adjustment to amortization for capitalized software	325,780	336,394
Adjusted net loss for the period	$(195,869)	$(50,264)

	Six Months Ended February 28,
General and administrative expenses	2026	2025	$ Change	% Change
Wages and benefits	$476,728	$163,270	313,458	192.0%
Professional fees	78,603	260,838	(182,235)	(69.9%)
Office and miscellaneous	52,904	53,532	(628)	(1.2%)
Shareholder relations	46,260	42,034	4,226	10.1%
Rent	28,047	23,132	4,915	21.2%
Foreign exchange gain	23,888	(32,676)	56,564	(173.1%)
Telecommunications	2,488	2,594	(106)	(4.1%)
Bad debt	21,981	2,962	19,019	642.1%
Other	25,765	30,533	(4,768)	(15.6%)
Total general and administrative expenses	$756,664	$546,219	210,445	38.5%

Total general and administrative expenses increased by 38.5% during the period, primarily due to higher wages and benefits, including a one-time employee-related charge, as well as increased consulting fees associated with changes in management. The increase was also impacted by foreign exchange fluctuations. These increases were partially offset by lower professional fees compared to the prior year period.

	Six Months Ended February 28,
Sales and marketing expenses	2026	2025	$ Change	% Change
Wages and benefits	$328,288	$355,129	(26,841)	(7.6%)
Advertising and marketing	71,302	33,116	38,186	115.3%
Rent	13,418	13,536	(118)	(0.9%)
Telecommunications	565	700	(135)	(19.3%)
Total sales and marketing expenses	$413,573	$402,481	11,092	2.8%

Sales and marketing expenses increased during the period, primarily due to higher advertising and promotional spending to support ongoing marketing initiatives. This increase was partially offset by lower wages and benefits resulting from reduced headcount in the first quarter of the year.

	Six Months Ended February 28,
Product development expenses	2026	2025	$ Change	% Change
Wages and benefits	$680,013	$638,674	41,339	6.5%
Software services	59,517	52,515	7,002	13.3%
Rent	33,101	36,455	(3,354)	(9.2%)
Telecommunications	106,319	112,135	(5,816)	(5.2%)
Product development expenses	$878,950	$839,779	39,171	4.7%

Product development costs increased as a result of a lower capitalization rate associated with software development.  This increase is partially offset by a reduction in overall staffing, as the Company prioritized increased productivity and operational efficiency.

Depreciation and Amortization

Depreciation and amortization expense decreased to $339,502 for the six months ended February 28, 2026 from $350,703 for the six months ended February 28, 2025, a decrease of 3.2% primarily due to a lower level of capitalized software development costs in recent quarters, resulting in a reduced amortization base.

Other Income

Interest income earned on the Company's investments was $8,979 for the six months ended February 28, 2026 (February 28, 2025 - $14,901).

Net Income (Loss)

During the three and six months ended February 28, 2026 the Company reported a net loss of $566,310 and net loss of $482,658, respectively (February 28, 2025 - net loss of $302,094 and net loss of $183,954, respectively).

For the three and six months ended February 28, 2026, adjusted EBITDA was $(402,641) and $(150,097), respectively (February 28, 2025 - $(116,719) and $170,751, respectively). Adjusted EBITDA is not defined under U.S. GAAP, and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of our profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense.

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

	Q2 2026	Q1 2026	Q4 2025	Q3 2025	Q2 2025	Q1 2025	Q4 2024	Q3 2024
Net income (loss)	$(566,310)	83,652	(381,635)	(72,288)	(302,094)	118,140	(142,222)	134,476
Stock-based compensation	705	1,333	3,896	8,929	8,144	10,759	11,107	11,359
Depreciation and amortization	167,017	172,485	292,486	190,425	183,724	166,979	213,917	87,760
Interest income	(4,053)	(4,926)	(5,319)	(4,969)	(6,493)	(8,408)	(10,529)	(13,685)
Adjusted EBITDA	$(402,641)	252,544	(90,572)	122,097	(116,719)	287,470	72,273	219,910

LIQUIDITY AND FINANCIAL CONDITION

As at February 28, 2026, we held $1,151,271 (August 31, 2025 - $1,117,889) in cash and cash equivalents. The Company's cash equivalents consist of investments in mutual funds with a major Canadian financial institution earns an average interest of 2.01%.

At February 28, 2026, we had working capital of $1,446,468 compared to $1,634,587 as at August 31, 2025. The decrease in our working capital was primarily due to operating results.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated:

	Six Months Ended February 28,
Net cash and cash equivalents provided by (used in)	2026	2025	$ Change	% Change
Operating activities	$84,834	$47,646	37,188	78.1%
Investing activities	(43,093)	(223,440)	180,347	(80.7%)
Financing activities	-	-	-	-
Effect of foreign exchange rate changes on cash	(8,359)	(89,410)	81,051	(90.7%)
Net increase (decrease) in cash and cash equivalents	$33,382	$(265,204)	298,586	(112.6%)

Operating Activities

Net cash provided by operating activities during the six months ended February 28, 2026 was $84,834 (February 28, 2025 - $47,646). The primary reason for the increase in cash flows from operating activities is related to the timing of receipts from our customers and the timing of payments to our vendors.

Investing Activities

Net cash used in investing activities for the six months ended February 28, 2026 was $43,093, compared to cash used by investing activities of $223,440 for the three months ended February 28, 2025. The period-over-period decrease was mainly driven by the lower proportion of software development salaries and wages capitalized in the current period.

Financing Activities

Net cash used in financing activities during the six months ended February 28, 2026 was $nil (February 28, 2025 - $nil).

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

For a description of our critical accounting policies, see the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgements and Estimates" and "Financial Statements and Supplementary Data - Note 2, Summary of Significant Accounting Policies" contained in our 2025 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the six months ended February 28, 2026.

OFF-BALANCE SHEET ARRANGEMENTS

As of February 28, 2026 the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under supervision and with the participation of our Company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company's Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2026, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes that would impact our internal controls for the period from December 1, 2025 to February 28, 2026.

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

DESTINY MEDIA TECHNOLOGIES, INC.

By:	/s/Hyonmyong Cho
Hyonmyong Cho
Chairman, Interim Chief Executive Officer
(Principal Executive Officer)
Date: April 14 2026