Form 10-Q
period 2026-05-31
DESTINY MEDIA TECHNOLOGIES INC
filed 2026-07-14
CIK 1099369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2026

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number    0-28259

DESTINY MEDIA TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

NEVADA	84-1516745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 - 22 E5th Avenue
Vancouver, British Columbia, Canada	V5T 1G8
(Address of principal executive offices)	(Zip Code)

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

[  ]Yes  [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  [  ] Yes  [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

The number of shares outstanding of the registrant's common stock, par value $0.001, as of July 14, 2026 was 9,637,410.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	Notes	May 31, 2026	August 31, 2025
ASSETS
Cash and cash equivalents	3	$1,397,098	$1,117,889
Accounts receivable, net of allowance for doubtful accounts of $108,199 (August 31, 2025 - $82,184)		588,245	863,422
Other receivables		39,653	127,698
Prepaid expenses		41,359	38,252
Deposits		43,802	31,581
Total current assets		2,110,157	2,178,842

Property and equipment, net	4	323,959	752,719
Intangible assets, net	5	14,412	35,282
Total assets		$2,448,528	$2,966,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
Accounts payable		$147,318	$70,255
Accrued liabilities		574,694	432,959
Deferred revenue		19,027	41,041
Total current liabilities		741,039	544,255
Total liabilities		741,039	544,255

Stockholders' equity
Common stock, par value $0.001, authorized 20,000,000 shares. Issued and outstanding - 9,637,410 shares (August 31, 2025 - 9,637,410 shares)	6	9,637	9,637
Additional paid-in capital		8,853,904	8,851,513
Accumulated deficit		(6,526,471)	(5,830,486)
Accumulated other comprehensive loss		(629,581)	(608,076)
Total stockholders' equity		1,707,489	2,422,588
Total liabilities and stockholders' equity		$2,448,528	$2,966,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

		Three months ended May 31		Nine months ended May 31
	Notes	2026	2025	2026	2025

Service revenue	8	$1,039,118	$1,133,963	$3,285,366	$3,379,692

Cost of revenue
Hosting costs		42,024	41,374	176,580	129,702
Internal engineering support		17,166	15,897	44,735	43,030
Customer support		97,275	90,083	253,501	243,836
Third-party and transactions costs		9,773	14,518	40,618	50,706
		166,238	161,872	515,434	467,274
Gross margin		872,880	972,091	2,769,932	2,912,418
		84.0%	85.7%	84.3%	86.2%
Operating expenses
General and administrative		342,849	206,193	1,099,513	752,412
Sales and marketing		173,524	228,760	587,097	631,241
Product development		416,341	423,970	1,295,291	1,263,749
Depreciation and amortization	4,5	164,499	190,425	504,001	541,128
		1,097,213	1,049,348	3,485,902	3,188,530
Loss from operations		(224,333)	(77,257)	(715,970)	(276,112)

Other income
Interest and other income		11,006	4,969	19,985	19,870
Net loss before income tax		(213,327)	(72,288)	(695,985)	(256,242)
Current income tax expense		-	-	-	-
Net loss		$(213,327)	$(72,288)	$(695,985)	$(256,242)
Foreign currency translation adjustments		(22,647)	119,306	(21,505)	(79,330)
Total comprehensive income (loss)		$(235,974)	$47,018	$(717,490)	$(335,572)

Net loss per common share
Basic and diluted	6(d)	$(0.02)	$(0.01)	$(0.07)	$(0.03)

Weighted average common shares outstanding:
Basic	6(d)	9,637,410	9,637,410	9,637,410	9,637,410
Diluted	6(d)	9,637,410	9,637,410	9,637,410	9,637,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders' Equity

Three and Nine Months Ended May 31, 2026 and 2025

(Unaudited)

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 31, 2024		9,637,410	$9,637	$8,819,785	$(5,192,609)	$(471,395)	$3,165,418
Total comprehensive income (loss)		-	-	-	118,140	(112,669)	5,471
Stock-based compensation	6(b)	-	-	10,759	-	-	10,759
Balance, November 30, 2024		9,637,410	9,637	8,830,544	(5,074,469)	(584,064)	3,181,648
Total comprehensive income (loss)		-	-	-	(302,094)	(85,967)	(388,061)
Stock-based compensation	6(b)	-	-	8,144	-	-	8,144
Balance, February 28, 2025		9,637,410	9,637	8,838,688	(5,376,563)	(670,031)	2,801,731
Total comprehensive income (loss)		-	-	-	(72,288)	119,306	47,018
Stock-based compensation	6(b)	-	-	8,929	-	-	8,929
Balance, May 31, 2025		9,637,410	$9,637	$8,847,617	$(5,448,851)	$(550,725)	$2,857,678

		Common stock
	Notes	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 31, 2025		9,637,410	$9,637	$8,851,513	$(5,830,486)	$(608,076)	$2,422,588
Total comprehensive income (loss)		-	-	-	83,652	(39,193)	44,459
Stock-based compensation	6(b)	-	-	1,333	-	-	1,333
Balance, November 30, 2025		9,637,410	9,637	8,852,846	(5,746,834)	(647,269)	2,468,380
Total comprehensive income (loss)		-	-	-	(566,310)	40,335	(525,975)
Stock-based compensation	6(b)	-	-	705	-	-	705
Balance, February 28, 2026		9,637,410	9,637	8,853,551	(6,313,144)	(606,934)	1,943,110
Total comprehensive loss		-	-	-	(213,327)	(22,647)	(235,974)
Stock-based compensation	6(b)	-	-	353	-	-	353
Balance, May 31, 2026		9,637,410	$9,637	$8,853,904	$(6,526,471)	$(629,581)	$1,707,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	May 31, 2026	May 31, 2025
Operating Activities
Net loss	$(695,985)	$(256,242)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	504,001	541,128
Stock-based compensation	2,391	27,832
Bad debts	29,124	(2)
Unrealized foreign exchange (gain) loss	(187)	10,575
Changes in non-cash working capital:
Accounts receivable	237,675	(90,757)
Other receivables	88,131	(39,150)
Prepaid expenses and deposits	(15,241)	46,834
Accounts payable	86,499	(56,684)
Accrued liabilities	141,081	(40,724)
Deferred revenue	(22,056)	(3,899)
Net cash provided by operating activities	355,433	138,911

Investing Activities
Development of software	(40,136)	(285,297)
Purchase of property, equipment, and intangibles	(13,526)	(28,928)
Net cash used in investing activities	(53,662)	(314,225)

Financing Activity
Net cash used in financing activity	-	-

Effect of foreign exchange rate changes on cash and cash equivalents	(22,562)	(44,562)

Net increase (decrease) in cash and cash equivalents	279,209	(219,876)
Cash and cash equivalents, beginning of period	1,117,889	1,481,582
Cash and cash equivalents, end of period	$1,397,098	$1,261,706

Supplementary disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DESTINY MEDIA TECHNOLOGIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2026

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

The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The unaudited condensed consolidated financial statements presented in this Quarterly Report should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K filed with the SEC on November 24, 2025 (the "2025 Form 10-K"). The condensed consolidated balance sheet as of August 31, 2025 was derived from audited consolidated financial statements included in the 2025 Form 10-K but does not include all disclosures required by U.S. GAAP for complete financial statements. The Company's significant accounting policies are described in Note 2 to those consolidated financial statements.

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

3. CASH AND CASH EQUIVALENTS

The Company's cash includes cash in readily available checking accounts. The Company's cash equivalents consist of investments in mutual funds with a major Canadian financial institution that earn an average interest of 1.65%.

4. PROPERTY AND EQUIPMENT, NET

	May 31, 2026
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$24,605	$(18,782)	$5,823
Computer hardware	347,414	(306,105)	41,309
Computer software	2,227,754	(1,950,927)	276,827
Total property and equipment	$2,599,773	$(2,275,814)	$323,959

	August 31, 2025
Property and Equipment	Cost	Accumulated Amortization	Net Book Value
Furniture and fixtures	$129,302	$(122,461)	$6,841
Computer hardware	337,838	(295,198)	42,640
Computer software	2,168,156	(1,464,918)	703,238
Total property and equipment	$2,635,296	$(1,882,577)	$752,719

During the three and nine months ended May 31, 2026, the Company reclassified a total of $16,926 and $56,651 in salaries and wages from software under development to computer software, respectively (May 31, 2025 - $124,500 and $310,633, respectively).

Depreciation on property and equipment for the three and nine months ended May 31, 2026 was $161,912 and $494,911, respectively (May 31, 2025 - $186,754 and $530,854, respectively).

5. INTANGIBLE ASSETS, NET

	May 31, 2026
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$661	$-	$661
Patents, trademarks, and lists	490,008	(476,257)	13,751
Total intangible assets	$490,669	$(476,257)	$14,412

	August 31, 2025
Intangible Assets	Cost	Accumulated Amortization	Net Book Value
Software under development	$16,717	$-	$16,717
Patents, trademarks, and lists	484,764	(466,199)	18,565
Total intangible assets	$501,481	$(466,199)	$35,282

During the three and nine months ended May 31, 2026, the Company capitalized a total of $1,585 and $40,136 in salaries and wages related to software under development, respectively (May 31, 2025 - $82,592 and $285,297, respectively). During the three and nine months ended May 31, 2026, $16,926 and $56,651, respectively, was subsequently reclassified to computer software assets as the projects were completed (Note 4) (May 31, 2025 - $124,500 and $310,633, respectively).

Amortization of intangible assets for the three and nine months ended May 31, 2026 was $2,587 and $9,090, respectively (May 31, 2025 - $3,671 and $10,274, respectively).

6. STOCKHOLDERS' EQUITY

[a] Common stock issued and authorized

The Company is authorized to issue up to 20,000,000 shares of common stock, par value $0.001 per share.

During the three and nine months ended May 31, 2026, the Company did not issue any common stock (May 31, 2025 - Nil). During the three and nine months ended May 31, 2026, the Company did not repurchase and cancel any common shares (May 31, 2025 - Nil).

[b] Stock option plans

Pursuant to the Company's 2015 Stock Option Plan (the "2015 Plan"), 530,000 shares of common stock have been reserved for issuance. As of May 31, 2026, 481,870 common shares remain eligible for issuance under the 2015 Plan. On February 18, 2022 the Company received shareholder approval for the 2022 Stock Option Plan (the "2022 Plan") (together with the 2015 Plan, the "Plans"), whereby 1,000,000 common shares are reserved for issuance. As of May 31, 2026, 416,500 common shares remain eligible for issuance under the 2022 Plan.

The options generally vest over a range of periods from the date of grant, some are immediate, and others vest over 24 months. Any options that do not vest as the result of a grantee leaving the Company are forfeited and the underlying common shares are returned to the reserve. The options generally have a contractual term of five years.

Stock-Based Payment Award Activity

A summary of stock option activity under the Plans as of May 31, 2026, and changes during the period were the following:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at August 31, 2024	715,710	$1.31	2.37	$-
Forfeited	(15,207)	$0.85	3.15	$-
Expired	(154,503)	$1.33	0.77	$-
Outstanding at August 31, 2025	546,000	$1.32	1.71	$-
Forfeited	(45,000)	$1.06	1.93	$-
Outstanding at May 31, 2026	501,000	$1.35	0.87	$-
Exercisable at May 31, 2026	501,000	$1.35	0.87	$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company's common stock for the options that were in-the-money as of May 31, 2026. As of May 31, 2026, the aggregate intrinsic value of outstanding and exercisable options were both $nil, respectively (May 31, 2025 - $nil).

As of May 31, 2026, there was $nil (May 31, 2025 - $7,423) of total unrecognized compensation cost related to non-vested stock-based compensation awards. As of May 31, 2026, there is no unrecognized compensation cost (May 31, 2025 - expected to be recognized over the weighted average of 0.46 years).

During the three and nine months ended May 31, 2026, the Company recorded $353 and $2,391 in non-cash stock-based compensation, respectively (May 31, 2025 - $8,929 and $27,832, respectively).

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

During the three and nine months ended May 31, 2026, the Company recognized compensation expense of $15,788 and $37,766, respectively (May 31, 2025 - $19,960 and $52,170, respectively) in salaries and wages on the condensed consolidated statement of comprehensive income (loss) in respect of the ESPP, representing the Company's employee matching of cash contributions to the ESPP. The shares were purchased on the open market at an average price of $0.74 over a nine-month period (May 31, 2025 - $0.67). The shares are held in trust by the Company for a period of one year from the date of purchase. As of May 31, 2026, 157,810 shares were held in trust by the Company (May 31, 2025 - 680,610 shares).

[d] Earnings Per Share

Net income (loss) per common share (basic) is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Net income (loss) per common share (diluted) is calculated by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding common share equivalents. This method requires that the dilutive effect of outstanding options and warrants issued be calculated using the treasury stock method. Under the treasury stock method, all common share equivalents have been exercised at the beginning of the period (or at the time of issuance, if later), and that the funds obtained thereby were used to purchase common shares of the Company at the average trading price of common shares during the period, but only if dilutive. The following table shows the computation of basic and diluted earnings per share for the three and nine months ended May 31, 2026, and 2025:

	Three Months Ended		Nine Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Numerator:
Net loss	$(213,327)	$(72,288)	$(695,985)	$(256,242)
Denominator:
Weighted-average basic shares outstanding	9,637,410	9,637,410	9,637,410	9,637,410
Effect of dilutive stock-based awards	-	-	-	-
Weighted-average diluted shares	9,637,410	9,637,410	9,637,410	9,637,410

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.07)	$(0.03)

501,000 stock options were excluded from the computation of diluted earnings per share for the three and nine months ended May 31, 2026, because their effect would have been antidilutive.

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

8. CONCENTRATIONS, ECONOMIC DEPENDENCE AND SEGMENTS

The Company operates solely in the digital media software segment and all revenue from its products and services are made in this segment.

Revenue from external customers earned during the three and nine months ended May 31, 2026 and 2025, by location of customers, was as follows:

	Three Months Ended		Nine Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
North America	$975,473	$537,783	$3,103,765	$1,593,139
Europe	21,904	554,674	60,316	1,661,656
Australasia	41,166	36,439	115,960	110,580
Africa	575	5,067	5,325	14,317
Total revenue	$1,039,118	$1,133,963	$3,285,366	$3,379,692

Revenue presented above is based on the location of the customer's billing address. Some of these customers have distribution centers located around the globe and distribute around the world. During the three and nine months ended May 31, 2026, the Company generated 41.9% and 43.4% of total revenue from one customer (May 31, 2025 - 47.0% and 47.1%, respectively).

As at May 31, 2026, one customer represented $266,666 (or 45.3%) of the trade receivables balance (August 31, 2025, one customer represented $571,642 (or 66.2%)).

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

OVERVIEW AND CORPORATE BACKGROUND

Destiny Media Technologies Inc. was incorporated in August 1998 under the laws of the State of Colorado and the corporate jurisdiction was changed to Nevada effective October 8, 2014. We carry out our business operations through our wholly owned subsidiaries: Destiny Software Productions Inc., a British Columbia company incorporated in 1992, MPE Distributions, Inc., a Nevada company that was incorporated in 2007, Tonality Inc., a Nevada company that was incorporated in 2021, and Sonox Digital Inc. incorporated under the Canada Business Corporations Act in 2012.

Our principal executive office is located at Suite 400, 22 E5th Avenue, Vancouver, British Columbia V5T 1G8. Our telephone number is (604) 609-7736 and our facsimile number is (604) 609-0611.

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

Play MPE® Quickshare

Play MPE®'s Quickshare is a simplified distribution tool for Play MPE® customers to promote music directly to anyone inside or outside the Play MPE® platform. With this feature, customers can send a link to a dedicated webpage to allow streaming or downloading of content outside of Play MPE® Player. The distribution does not include numerous features included within Caster's full version and distribution is intended only to replace other file sharing services while attracting greater use within the Play MPE® platform. The initial version will provide limited access and sharing capabilities free of charge and is a value-added feature within Play MPE® local distribution suite of features.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2026 AND 2025

	Three Months Ended
	May 31, 2026	May 31, 2025	Change
Service revenue	$1,039,118	$1,133,963	$(94,845)
Cost of revenue	166,238	161,872	4,366
Gross margin	872,880	972,091	(99,211)
Operating expenses	1,097,213	1,049,348	47,865
Loss from operations	(224,333)	(77,257)	(147,076)
Other income	11,006	4,969	6,037
Net loss	$(213,327)	$(72,288)	$(141,039)

Revenue

Total revenue for the three months ended May 31, 2026 was $1,039,118 compared to the revenue of $1,133,963 for the three months ended May 31, 2025, a decrease of 8.4% period over period. Total revenue for the nine months ended May 31, 2026 was $3,285,366 compared to the revenue of $3,379,692 for the nine months ended May 31, 2025, a decrease of 2.8% period over period. Revenue decreased during the quarter primarily due to the execution of a longer-term agreement with a major label customer, which resulted in the elimination of certain short-term pricing that had previously contributed to revenue. Revenue from certain major label customers was also lower compared to the prior year period. These decreases were partially offset by continued strength in the Company's independent customer segment, supported by growth in customer acquisition, improved sales conversion rates and pricing adjustments implemented during the year. While the total number of releases distributed during the quarter decreased compared to the prior year period, revenue generated per release increased. MTR™ revenue decreased by 11.8% during the quarter; however, it remains an immaterial component of the Company's overall revenue.

Gross Margin

Gross margin for the three months ended May 31, 2026 was 84.0% of revenue, compared to 85.7% for the three months ended May 31, 2025. The Company's cost of revenue consists of data hosting and processing charges, third party transaction related costs, and engineering, technical and customer support costs. These costs are driven by the size and volume of customer transactions processed, as well as the relative proportion of "full-service" versus "self-service" revenue. Our self-service sales are derived from customers who have been provided with a customer account to access our encoder to independently upload and publish releases. Our full-service revenue is derived from customers who are fully serviced by our internal staff, who prepare and publish releases on their behalf. During the three months ended May 31, 2026, our gross margin decreased compared to the same period last year. The decrease was primarily due to higher salaries and wages included in cost of revenue, resulting from temporary changes in team responsibilities and organizational adjustments implemented during the period.

Operating Expenses

Operating costs during the three months ended May 31, 2026 increased by 4.6% to $1,097,213 (May 31, 2025 - $1,049,348). The increase in operating costs was primarily the result of the following:

  An increase in wages and benefits resulting from a one-time employee-related charge of $110,467 and lower capitalization of development costs.
  Increase in professional fees of $13,842 reflecting the timing of legal, tax and audit services compared to the prior year.
  Increase in travel expenses of $4,762 associated with strategic planning sessions, customer meetings and sales activities.
  Lower amortization expense of $25,926 and foreign exchange gain of $46,651 partially offset the above listed increases.

For ease of reference the following table has been prepared to present operating results had the Company not capitalized software development salaries for the three months ended May 31, 2026 and 2025.

	Three Months Ended
	May 31, 2026	May 31, 2025
Net loss for the period	$(213,327)	$(72,288)
Capitalized software under development	(1,585)	(82,592)
Adjustment to depreciation of capitalized computer software	159,027	185,137
Adjusted net income (loss) for the period	$(55,885)	$30,257

	Three Months Ended
General and administrative expenses	May 31, 2026	May 31, 2025	$ Change	% Change
Wages and benefits	$256,443	$94,878	161,565	170.3%
Professional fees	30,644	16,802	13,842	82.4%
Office and miscellaneous	33,435	29,600	3,835	13.0%
Shareholder relations	4,329	14,998	(10,669)	(71.1%)
Rent	12,641	14,177	(1,536)	(10.8%)
Foreign exchange loss	(18,036)	28,615	(46,651)	(163.0%)
Telecommunications	4,821	4,744	77	1.6%
Bad debt	7,143	(2,960)	10,103	(341.3%)
Other	11,429	5,339	6,090	114.1%
Total general and administrative expenses	$342,849	$206,193	136,656	66.3%

General and administrative expenses increased by 66.3% during the period, primarily due to higher wages and benefits, including a one-time employee-related charge and increased consulting costs, as well as higher professional fees. The increase was partially offset by favorable foreign exchange movements compared to the prior year period.

	Three Months Ended
Sales and marketing expenses	May 31, 2026	May 31, 2025	$ Change	% Change
Wages and benefits	$136,844	$186,033	(49,189)	(26.4%)
Advertising and marketing	28,794	38,491	(9,697)	(25.2%)
Rent	7,706	3,938	3,768	95.7%
Telecommunications	180	298	(118)	(39.6%)
Total sales and marketing expenses	$173,524	$228,760	(55,236)	(24.1%)

Sales and marketing expenses decreased by 24.1% during the period, primarily due to lower wages and benefits and reduced marketing expenditures. The decrease in wages and benefits reflects changes in the allocation of personnel costs among operating functions during the quarter.

	Three Months Ended
Product development expenses	May 31, 2026	May 31, 2025	$ Change	% Change
Wages and benefits	$324,830	$326,638	(1,808)	(0.6%)
Software services	27,122	28,046	(924)	(3.3%)
Rent	9,732	18,456	(8,724)	(47.3%)
Telecommunications	54,657	50,830	3,827	7.5%
Product development expenses	$416,341	$423,970	(7,629)	(1.8%)

Product development expenses decreased by 1.8% during the period and remained relatively consistent with the prior year period. The decrease was primarily due to lower rent expense, reflecting office cost reduction initiatives and changes in the allocation of rent expense among operating departments.

Depreciation and Amortization

Depreciation and amortization expense decreased to $164,499 for the three months ended May 31, 2026, from $190,425 for the three months ended May 31, 2025, a decrease of 13.6% primarily due to a lower level of capitalized software development costs in recent quarters, resulting in a reduced amortization base.

Other Income

Interest income earned on the Company's mutual funds was $7,025 for the three months ended May 31, 2026 (May 31, 2025 - $4,969). One time gain on sale of property and equipment was $3,981 for the three months ended May 31, 2026 (May 31, 2025- $nil), resulting from the sale of certain assets during the period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2026 AND 2025

	Nine Months Ended
	May 31, 2026	May 31, 2025	Change
Service revenue	$3,285,366	$3,379,692	$(94,326)
Cost of revenue	515,434	467,274	48,160
Gross margin	2,769,932	2,912,418	(142,486)
Operating expenses	3,485,902	3,188,530	297,372
Loss from operations	(715,970)	(276,112)	(439,858)
Other income	19,985	19,870	115
Net loss	$(695,985)	$(256,242)	$(439,743)

Revenue

Total revenue for the nine months ended May 31, 2026 was $3,285,366 compared to the revenue of $3,379,692 for the nine months ended May 31, 2025, a decrease of 2.8% period over period.

The decrease in revenue during the nine-month period was primarily attributable to lower revenue generated from major label customers, including the impact of a longer-term agreement with a major label customer that reduced certain short-term pricing available in prior periods. The decline was partially offset by continued growth in the Company's independent customer segment, which experienced increases in customer acquisition and customer engagement during the period. After adjusting for the impact of foreign exchange rate fluctuations, revenue for the nine months ended May 31, 2026 decreased by 2.9% compared to the prior year period.

Gross Margin

Gross margin for the nine months ended May 31, 2026 was 84.3% of revenue, compared to 86.2% for the same period in 2025. The decrease was primarily due to higher infrastructure costs associated with additional hosting capacity deployed to support the Company's platform, as well as higher salaries and wages included in cost of revenue resulting from organizational changes and temporary increases in employee responsibilities during the period.

Operating Expenses

Operating costs during the nine months ended May 31, 2026 increased by 9.3% to $3,485,902 (May 31, 2025 - $3,188,530). This rise can be primarily attributed to the following factors:

  An increase in wages and benefits of $438,524, primarily due to a one-time employee-related charge of $354,592, lower capitalization of development costs resulting in a higher portion of payroll costs being expensed during the period, and increased consulting costs. This increase was partially offset by lower stock-based compensation expense.
  Advertising and marketing expenses increased by $28,489, reflecting higher marketing activities during the first half of the fiscal year.
  Professional fees decreased by $168,393, primarily due to legal costs associated with litigation in the prior year that did not recur in the current period.

For ease of reference the following table has been prepared to present operating results had the Company not capitalized software development salaries for the nine months ended May 31, 2026 and 2025.

	Nine Months Ended
	May 31, 2026	May 31, 2025
Net loss for the period	$(695,985)	$(256,242)
Capitalized software under development	(40,136)	(285,297)
Adjustment to depreciation of capitalized computer software	483,228	521,531
Adjusted net loss for the period	$(252,893)	$(20,008)

	Nine Months Ended
General and administrative expenses	May 31, 2026	May 31, 2025	$ Change	% Change
Wages and benefits	$733,171	$258,148	475,023	184.0%
Professional fees	109,247	277,640	(168,393)	(60.7%)
Office and miscellaneous	86,339	83,132	3,207	3.9%
Shareholder relations	50,589	57,032	(6,443)	(11.3%)
Rent	40,688	37,309	3,379	9.1%
Foreign exchange loss (gain)	5,852	(4,061)	9,913	(244.1%)
Telecommunications	7,309	7,338	(29)	(0.4%)
Bad debt	29,124	2	29,122	100%
Other	37,194	35,872	1,322	3.7%
Total general and administrative expenses	$1,099,513	$752,412	347,101	46.1%

General and administrative expenses increased by 46.1% during the period, primarily due to higher wages and benefits, including a one-time employee-related charge, lower capitalization of development costs and increased consulting costs. These increases were partially offset by lower professional fees compared to the prior year period, primarily due to litigation-related legal costs incurred in the prior year that did not recur in the current period.

	Nine Months Ended
Sales and marketing expenses	May 31, 2026	May 31, 2025	$ Change	% Change
Wages and benefits	$465,132	$541,162	(76,030)	(14.0%)
Advertising and marketing	100,096	71,607	28,489	39.8%
Rent	21,124	17,474	3,650	20.9%
Telecommunications	745	998	(253)	(25.4%)
Total sales and marketing expenses	$587,097	$631,241	(44,144)	(7.0%)

Sales and marketing expenses decreased by 7.0% during the period, primarily due to lower wages and benefits resulting from changes in personnel responsibilities and cost allocations. This decrease was partially offset by higher advertising and marketing expenditures to support ongoing marketing initiatives.

	Nine Months Ended
Product development expenses	May 31, 2026	May 31, 2025	$ Change	% Change
Wages and benefits	$1,004,843	$965,312	39,531	4.1%
Software services	86,639	80,561	6,078	7.5%
Rent	42,833	54,911	(12,078)	(22.0%)
Telecommunications	160,976	162,965	(1,989)	(1.2%)
Product development expenses	$1,295,291	$1,263,749	31,542	2.5%

Product development expenses increased by 2.5% during the period, primarily due to lower capitalization of software development costs, resulting in a higher portion of development payroll being recognized as expense.

Depreciation and Amortization

Depreciation and amortization expense decreased to $504,001 for the nine months ended May 31, 2026 from $541,128 for the nine months ended May 31, 2025, a decrease of 6.9% primarily due to a lower level of capitalized software development costs in recent quarters, resulting in a reduced amortization base.

Other Income

Interest income earned on the Company's mutual funds was $16,004 for the nine months ended May 31, 2026 (May 31, 2025 - $19,870). One time gain on sale of property and equipment was $3,981 for the nine months ended May 31, 2026 (May 31, 2025- $nil).

Net Income (Loss)

During the three and nine months ended May 31, 2026 the Company reported a net loss of $213,327 and $695,985, respectively (May 31, 2025 - a net loss of $72,288 and $256,242, respectively).

For the three and nine months ended May 31, 2026, adjusted EBITDA loss was $(55,500) and $(205,597), respectively (May 31, 2025 - adjusted EBITDA was $122,097 and $292,848, respectively). Adjusted EBITDA is not defined under U.S. GAAP, and it may not be comparable to similarly titled measures reported by other companies. We used Adjusted EBITDA, along with other GAAP measures, as a measure of our profitability because Adjusted EBITDA helps us to compare our performance on a consistent basis by removing from our operating results the impact of our capital structure, the effect of operating in different tax jurisdictions, the impact of our asset base, which can differ depending on the book value of assets, the accounting methods used to compute depreciation and amortization, the existence or timing of asset impairments and the effect of non-cash stock-based compensation expense.

We believe Adjusted EBITDA is useful to investors as it is a widely used measure of performance and the adjustments we make to Adjusted EBITDA provide further clarity on our profitability. We remove the effect of non-cash stock-based compensation from our earnings which can vary based on share price, share price volatility, and expected life of the equity instruments we grant. In addition, this stock-based compensation expense does not result in cash payments by the Company. Adjusted EBITDA has limitations as a profitability measure in that it does not include provisions for income taxes, the effect of our expenditures on capital assets, the effect of non-cash stock-based compensation expense and the effect of asset impairments. The following is a reconciliation of net income (loss) from operations to Adjusted EBITDA:

	Q3 2026	Q2 2026	Q1 2026	Q4 2025	Q3 2025	Q2 2025	Q1 2025	Q4 2024
Net income (loss)	$(213,327)	(566,310)	83,652	(381,635)	(72,288)	(302,094)	118,140	(142,222)
Stock-based compensation	353	705	1,333	3,896	8,929	8,144	10,759	11,107
Depreciation and amortization	164,499	167,017	172,485	292,486	190,425	183,724	166,979	213,917
Interest income	(7,025)	(4,053)	(4,926)	(5,319)	(4,969)	(6,493)	(8,408)	(10,529)
Adjusted EBITDA	$(55,500)	(402,641)	252,544	(90,572)	122,097	(116,719)	287,470	72,273

LIQUIDITY AND FINANCIAL CONDITION

As at May 31, 2026, we held $1,397,098 (August 31, 2025 - $1,117,889) in cash and cash equivalents. The Company's cash equivalents consist of investments in mutual funds with a major Canadian financial institution that earn interest at variable interest rates.

At May 31, 2026, we had working capital of $1,369,118 compared to $1,634,587 as at August 31, 2025. The decrease in our working capital was primarily due to operating results.

Cash Flows

The following table sets forth a summary of the net cash flow activity for the periods indicated:

	Nine Months Ended
Net cash and cash equivalents provided by (used in)	May 31, 2026	May 31, 2025	$ Change	% Change
Operating activities	$355,433	$138,911	216,522	155.9%
Investing activities	(53,662)	(314,225)	260,563	(82.9%)
Financing activity	-	-	-	-
Effect of foreign exchange rate changes on cash and cash equivalents	(22,562)	(44,562)	22,000	(49.4%)
Net increase (decrease) in cash and cash equivalents	$279,209	$(219,876)	499,085	(227.0%)

Operating Activities

Net cash provided by operating activities during the nine months ended May 31, 2026 was $355,433 (May 31, 2025 - $138,911). The increase in cash provided by operating activities was primarily due to favorable changes in working capital, including improved collections of accounts receivable.

Investing Activities

Net cash used in investing activities for the nine months ended May 31, 2026 was $53,662, compared to cash used in investing activities of $314,225 for the nine months ended May 31, 2025. The decrease in cash used in investing activities was primarily due to lower capitalized software development costs during the current period.

Financing Activity

Net cash used in financing activity during the nine months ended May 31, 2026 was $nil (May 31, 2025 - $nil).

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

For a description of our critical accounting policies, see the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Judgements and Estimates" and "Financial Statements and Supplementary Data - Note 2, Summary of Significant Accounting Policies" contained in our 2025 Form 10-K. There have not been any material changes to the critical accounting policies discussed therein during the three and nine months ended May 31, 2026.

OFF-BALANCE SHEET ARRANGEMENTS

As of May 31, 2026, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In connection with this quarterly report, as required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under supervision and with the participation of our Company's management, including our company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company's Chief Executive Officer and Chief Financial Officer concluded that as of May 31, 2026, our disclosure controls and procedures were effective as at the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes that would impact our internal controls for the period from March 1, 2026, to May 31, 2026.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in "Item 1.A - Risk Factors" in our Form 10-K for the fiscal year ended August 31, 2025, filed with the SEC. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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
Hyonmyong Cho
Chairman, Interim Chief Executive Officer
(Principal Executive Officer)
Date: July 14, 2026

By:	/s/Assel Mendesh
Assel Mendesh
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: July 14, 2026